Form 10-Q
period 1995-03-31
PARALLEL PETROLEUM CORP /DE/
filed 1995-05-09
CIK 750561

			  SECURITIES AND EXCHANGE COMMISSION

				WASHINGTON, D. C. 20549

				------------------------

				       FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended March 31, 1995   OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	or the Transition period from                  to

				--------------------------

			      COMMISSION FILE NUMBER 0-13305

				--------------------------


			      PARALLEL PETROLEUM CORPORATION
		  (Exact name of registrant as specified in its charter)

	   DELAWARE                                      75-1971716
 (State of other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                       Number)

	One Marienfeld Place, Suite 465,
	Midland, Texas                                   79701
(Address of principal executive offices)             (Zip Code)

				      (915) 684-3727
		  (Registrant's telephone number, including area code)

				  NOT APPLICABLE
		  (Former name, former address and former fiscal year,
			      if changed since last report)

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			  Yes  'X'                        No

	The number of shares outstanding of each of the issuer's classes of common stock was 14,819,038 shares of common stock, par value $.01, outstanding as of March 31, 1995.

			   PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

	Reference is made to the succeeding pages for the following financial statements:

	-       Balance Sheets as of December 31, 1994 and March 31, 1995

	- Statements of Operations for the three months ended March 31, 1994 and 1995

	- Statements of Cash Flows for the three months ended March 31, 1994 and March 31, 1995

	-       Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

			  PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	/a/     Exhibits

		27.  Financial Data Schedule

	/b/     Reports on Form 8-K

		No reports were filed on Form 8-K during the quarterly period ended March 31, 1995.

			   PARALLEL PETROLEUM CORPORATION
				    BALANCE SHEETS

                                                        December 31,    March 31, 1995
							   1994*          (Unaudited)
							------------    --------------
ASSETS
Current assets:
	Cash and cash equivalents                        $   598,465      $    78,402
	Accounts receivable:
		Oil & Gas                                    470,000          608,000
		Other, net of allowance for doubtful
		  accounts of $28,094 in 1995 and 1994       242,886          776,406
		Affiliate                                      2,349            1,117
							 -----------      -----------
							     715,235        1,385,523
	Prepaid expenses and other                            12,581           42,367
	Undeveloped leases held for sale                     463,922          509,937
							 -----------      -----------
	     Total current assets                          1,790,203        2,016,229
							 -----------      -----------
Property and equipment, at cost:
	Oil and gas properties, full cost method          27,657,884       27,925,905
	Other                                                298,040          298,864
							 -----------      -----------
							  27,955,924       28,224,769
	Less accumulated depreciation and depletion        7,232,197        7,597,500
							 -----------      -----------
		  Net property and equipment              20,723,727       20,627,269
							 -----------      -----------
Other assets net of accumulated amortization of
   $32,625 in 1995 and $20,000 in 1994                       246,799           95,247
							 -----------      -----------
							 $22,760,729      $22,738,745
							 ===========      ===========























			  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued liabilities:
		Trade                                    $ 1,696,338      $ 1,086,525
		Affiliate                                    327,325           18,736
							 -----------      -----------
		   Total current liabilities               2,023,663        1,105,261
							 -----------      -----------
Long-term debt                                            11,000,000       10,439,625
Deferred revenue                                              49,632           49,632
Deferred income taxes                                        358,528          404,528
Stockholders' equity:
	Preferred stock - par value of $.10 per share,
		authorized 40,000,000 shares, none issued         --               --
	Common stock - par value of $.01 per share,
		authorized 100,000,000 shares, issued and
		outstanding 14,819,038 in 1995 and
		14,174,888 in 1994                           141,749          148,191
	Additional paid-in surplus                        10,300,261       11,614,295
	Accumulated deficit                               (1,113,104)      (1,022,787)
							 -----------      -----------
	    Total stockholders' equity                     9,328,906       10,739,699
Contingencies                                            -----------      -----------
							 $22,760,729      $22,738,745
							 ===========      ===========


*The balance sheet as of December 31, 1994 has been derived from the Company's audited financial statements. The accompanying notes are an integral part of these financial statements.

			     PARALLEL PETROLEUM CORPORATION

				 STATEMENTS OF OPERATIONS
			Three Months Ended March 31, 1994 and 1995

					 (Unaudited)

							    1994             1995
							-----------      -----------
Oil and gas revenues                                    $ 1,173,398      $ 1,167,278
							-----------      -----------

Cost and expenses:
	Lease operating expense                             333,611          336,498
	General and administrative                           36,612           37,389
	Public reporting, auditing and legal                 43,252           43,050
	Depreciation, depletion and amortization            344,826          365,303
							-----------      -----------
							    758,301          782,240
							-----------      -----------
		Operating income                            415,097          385,038
							-----------      -----------
Other income (expense), net:
	Interest income                                         322               --
	Other income                                         30,000           11,744
	Interest expense                                   (109,249)        (260,352)
	Other expense                                          (502)            (113)
							-----------      -----------
		Total other expense, net                    (79,429)        (248,721)
							-----------      -----------
Income before income taxes                                  335,668          136,317

Income tax expense - deferred                               114,000           46,000
							-----------      -----------
		Net income                              $   221,668      $    90,317
							===========      ===========

Net income per common share                             $       .02      $       .01
							===========      ===========

Weighted average common shares and common stock
	equivalents outstanding                          14,075,165       15,170,977
							===========      ===========


The accompanying notes are an integral part of these financial statements




			     PARALLEL PETROLEUM CORPORATION

				STATEMENTS OF CASH FLOWS
		       Three Months Ended March 31, 1994 and 1995

				      (Unaudited)

							   1994           1995
						       -----------    -----------
Cash flows from operating activities:
   Net income                                          $  221,668      $   90,317
   Adjustments to reconcile net income to
	net cash required by operating activities:
	   Depreciation, depletion and amortization       344,826         365,303
	 Incomes taxes                                    114,000          46,000
   Other, net                                              (1,858)        151,552
   Changes in assets and liabilities:
	 Decrease (increase) in trade receivables         177,504        (670,288)
	 Increase in prepaid expenses and other           (26,603)        (29,786)
	 Decrease in accounts payable and accrued
	      liabilities                                (938,545)       (918,402)
						       ----------      ----------
	   Net cash required by operating activities     (109,008)       (965,304)
						       ----------      ----------
Cash flows from investing activities:
   Additions to property and equipment                   (814,318)       (799,016)
   Proceeds from disposition of property and equipment         --         530,171
   Acquisition of undeveloped leases
      held for sale                                       (46,154)        (46,015)
						       ----------      ----------
	Net cash required by investing activities        (860,472)       (314,860)
						       ----------      ----------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt           855,000       1,050,000
   Payments of long-term debt                                  --      (1,610,375)
   Proceeds from exercise of options                       17,187              --
   Stock offering costs                                        --        (289,899)
   Proceeds from common stock issuance                         --       1,610,375
   Reduction in deferred income                            (3,347)             --
						       ----------      ----------
	Net cash provided by financing activities         868,840         760,101
						       ----------      ----------
	Net decrease in cash and cash equivalents        (100,640)       (520,063)
Beginning cash and cash equivalents                       123,293         598,465
						       ----------      ----------
Ending cash and cash equivalents                       $   22,653      $   78,402
						       ==========      ==========




			     PARALLEL PETROLEUM CORPORATION
			     NOTES TO FINANCIAL STATEMENTS

NOTE 1.  OPINION OF MANAGEMENT

	The financial information included herein is unaudited; however, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.

NOTE 2.  LONG TERM DEBT

      The Loan Agreement, as amended, requires interest to be paid on the outstanding principal balance of the revolving facility on the last day of each month through and including May 31, 1996. Under the credit facility, as amended, the revolving loan will convert to a four - year term loan on June 1, 1996, payable in 48 equal installments of principal plus accrued and unpaid interest, with the final payment being due and payable on May 31, 2000. The aggregate principal amount of the Company's borrowings outstanding at any one time are limited to the lesser of $15,000,000 or the borrowing base then in effect. At March 31, 1995, the borrowing base was $11,250,000 and the aggregate principal amount outstanding at the same date was approximately $10,439,000. Commitment fees of .5% per annum on the difference between the commitment and the average daily amount of the loan are due quarterly. The borrowing base is redetermined by the Bank semi-annually on or about May 1, and November 1 of each year. The note bears interest at the bank's prime rate plus 3/4% and is secured by substantially all of the Company's oil and gas properties. The amended loan agreement contains various restrictive covenants and compliance requirements, which include maintenance of certain financial ratios, limiting the incurrence of additional indebtedness and no payment of dividends.

NOTE 3.  COMMON STOCK OFFERING

     On February 7, 1995, the Company completed a private placement offering dated November 7, 1994. The Company sold 644,150 shares of its common stock at $2.50 per share of which 50,000 shares were beneficially purchased by certain Directors of the Company. Proceeds received, net of related expenses, were $1,320,476. Such proceeds were applied to the partial repayment of the Company's bank debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

		     (1)  MATERIAL CHANGES IN FINANCIAL CONDITION

				      LIQUIDITY

	Working Capital increased $1,144,428 as of March 31, 1995 compared to December 31, 1994. Current assets exceeded current liabilities by $910,968 at March 31, 1995 compared to a deficit of $233,460 at December 31, 1994. Current assets increased primarily due to an increase of $670,288 in accounts receivable, $46,015 in undeveloped leases held for sale and $29,786 in prepaid expenses offset by a decrease in cash of $520,063. The decrease in cash resulted primarily due to the Company's investments in oil and gas drilling activities and payment of trade payables accrued as of December 31, 1994.
The Company continues to concentrate its drilling activities on certain prospects related to the Company's 3-D seismic technology.

				  CAPTIAL RESOURCES

	The Company incurred net costs of $314,860 in its oil and gas property acquisition, development, and enhancement activities for the three months ended March 31, 1995. Such costs were financed by the utilization of the Company's cash position, funds provided from its line of credit, and proceeds from disposition of certain properties.

	Historically, the Company concentrated most of its drilling activities onshore in Texas in exploratory prospects. However, starting in 1988 the Company followed a policy of deemphasizing exploratory drilling and committing most of its available funds to the acquisition and enhancement of producing oil and gas properties and development drilling. Beginning in 1992, the Company expanded its acquisition and enhancement efforts through the use of three-dimensional seismic technology. Based on the Company's projected oil and gas revenues and related expenses, Management believes that its internally generated cash flow, coupled with proceeds from borrowings under the Company's lending facility, will be sufficient to fund its current operations. In addition, the Company continually reviews and considers alternative methods of financing.

				  TREND AND PRICES

	During the first quarter of 1994 oil prices dropped to a five year low of approximately $12.50 per barrel; however, oil prices have recently increased to $18.50 per barrel. Conversely, during the winter of 1993 and early first quarter of 1994, natural gas spot market prices increased to a five year high of approximately $2.25 to $2.50 per Mcf, but have since declined to approximately $1.50 per Mcf.

	The Company has no way of accurately predicting domestic or worldwide political events or the effects of such events on the prices received by the Company for its oil and natural gas.

		   (2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS

	Because of the Company's ever-changing reserve base and sources of production, year to year or quarter to quarter comparisons of the Company's results of operations can be difficult. This situation is further complicated by significant changes in product mix (oil vs. gas volumes) and related price fluctuations for both oil and gas. For these reasons, the following compares the results of operations on an EBO (equivalent barrel of oil) basis for the period indicated.

				       Three Months Ended           Three Months Ended
				    9-30-94  12-31-94  3-31-95       3-31-94   3-31-95
				   --------  -------- --------      --------  --------
Production and Prices:
  Oil (Bbl)                          33,116    24,894   43,216        45,147     43,216
  Natural Gas (Mcf)                 396,350   354,635  321,947       313,889    321,947
  Equivalent Barrels of Oil (EBO)    99,174    84,000   96,874        97,462     96,874

  Oil Price (per Bbl)                $17.64    $18.78   $16.55        $13.70     $16.55
  Gas Price (per Mcf)                $ 1.68    $ 1.53   $ 1.40        $ 1.77     $ 1.40
  Price per EBO                      $12.63    $12.04   $12.05        $12.04     $12.05

	       Results of Operations per EBO (Equivalent Barrel of Oil)

				       Three Months Ended           Three Months Ended
				    9-30-94  12-31-94  3-31-95       3-31-94   3-31-95
				   --------  -------- --------      --------  --------
Oil and gas revenues                $12.63     $12.04   $12.05        $12.04    $12.05
Costs and expenses:
  Lease operating expense             3.66       5.48     3.47          3.42      3.47
  General and administrative           .66        .62      .39           .38       .39
  Public reporting, auditing
     and legal                         .18        .18      .44           .44       .44
     Depreciation and depletion       3.68       5.98     3.77          3.54      3.77
				    ------     ------   ------        ------    ------
				      8.18      12.26     8.07          7.78      8.07
				    ------     ------   ------        ------    ------
     Operating income                 4.45       (.22)    3.98          4.26      3.98
     Other income (expense):
  Interest expense                   (2.00)     (2.88)   (2.69)        (1.12)    (2.69)
  Other income (expense)               .43        .37      .12           .30       .12
				    ------     ------   ------        ------    ------
Income before income taxes          $ 2.88     $(2.73)  $ 1.41        $ 3.44    $ 1.41
				    ======     ======   ======        ======    ======

Net cash flow before working
   capital adjustments              $ 6.56     $ 3.25   $ 5.18        $ 6.98    $ 5.18
				    ======     ======   ======        ======    ======

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1994:

	During the three months ended March 31, 1995, the following operational items changed relative to the corresponding three month period ended March 31, 1994:

	Net income after tax decreased $131,351 (59%) to $90,317 primarily due to a $151,103 increase in interest expense.

	Net cash flow from operations, before working capital adjustments, decreased $178,874 (26%) to $501,620. Oil and gas revenues decreased $6,120 (.52%) to $1,167,278 in 1995 compared to $1,173,398 in 1994. The EBO
(equivalent barrels of oil) sold in 1995 decreased by 588 (.6%) to 96,874 compared to 97,462 in 1994.

	Costs and expenses increased $23,939 (3%) to $782,240 due to the following:

	1. Lease operating expense increased $2,887 (.86%) to $336,498 primarily due to due to stable sales volume. The operating expense per EBO increased 2% to $3.47 compared to $3.42 in 1994.

	2. General and administrative expense increased $777 (2%) to $37,389 in 1995. Such increase represents $.39 per EBO sold in 1995 compared to $.38 per EBO sold in 1994. General and administrative costs have remained fairly stable with no real increases noted in any particular category.

	3. Public reporting, auditing and legal expense decreased $202 (.47%) to $43,050 with no real increases noted in any particular category.

	4. Depreciation, depletion and amortization expense (DD&A) increased $20,477 (5.9%) to $365,303. The DD&A rate per EBO in 1995 is $3.77
	compared to $3.54 in 1994.

	Interest expense increased $151,103 (138%) to $260,352 because of the Company's increased borrowings to finance its oil and gas property acquisitions, enhancements, development drilling and three dimensional seismic technology activities.

				      SIGNATURES



	PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

						PARALLEL PETROLEUM CORPORATION



Date:  May 9, 1995                              /s/ THOMAS R. CAMBRIDGE
					       ------------------------------
						    THOMAS R. CAMBRIDGE,
						  CHIEF EXECUTIVE OFFICER


Date:  May 9, 1995                              /s/ LARRY C. OLDHAM
						------------------------------
						    LARRY C. OLDHAM,
						       PRESIDENT

				  INDEX TO EXHIBITS

Exhibit
 No.                                        Description of Exhibit
- - ------                                      ----------------------

*27                                           Financial Data Schedule








- - ---------------------

* Filed herewith