Form 10-Q
period 1995-06-30
PARALLEL PETROLEUM CORP /DE/
filed 1995-08-10
CIK 750561

       1                         WASHINGTON, D. C. 20549

				-------------------------

				       FORM 10-Q
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended June 30, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the transition period from                  to

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

			  Yes  'X'                        No

	At June 30, 1995 14,854,108 shares of common stock, par value $.01, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

			   PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

	Reference is made to the succeeding pages for the following financial statements:

	-       Balance Sheets as of December 31, 1994 and June 30, 1995

	- Statements of Operations for the three months ended June 30, 1994 and 1995 and six months ended June 30, 1994 and 1995

	- Statements of Cash Flows for the six months ended June 30, 1994 and June 30, 1995

	-       Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

			  PART II. - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	/a/     Exhibits

	    10.1 Restated Loan Agreement, dated July 31, 1995, between Parallel Petroleum Corporation and NationsBank of Texas, N.A.

		27.  Financial Data Schedule

	/b/     Reports on Form 8-K

		No reports were filed on Form 8-K during the quarterly period ended June 30, 1995.


























       3                 PARALLEL PETROLEUM CORPORATION
				 BALANCE SHEETS

						December 31,     June 30, 1995
						    1994*         (Unaudited)
						   ------------    ------------
ASSETS
Current assets:
	Cash and cash equivalents                  $   598,465      $   525,343
	Accounts receivable:
		Oil & Gas                              470,000          608,000
		Other, net of allowance for doubtful
		  accounts of $28,094 in 1995
		  and 1994                             242,886          136,416
		Affiliate                                2,349            6,622
						   -----------      -----------
						       715,235          751,038
	Prepaid expenses and other                      12,581           58,124
	Undeveloped leases held for sale               463,922           60,414
						   -----------      -----------
	     Total current assets                    1,790,203        1,394,919
						   -----------      -----------
Property and equipment, at cost:
	Oil and gas properties, full cost method    27,657,884       28,550,114
	Other                                          298,040          301,582
						   -----------      -----------                                                           27,955,924         28,851,696
	Less accumulated depreciation and depletion  7,232,197        7,961,055
						   -----------      -----------
		  Net property and equipment        20,723,727       20,890,641
						   -----------      -----------
Other assets net of accumulated amortization of
   $51,375 in 1995 and $20,000 in 1994                 246,799           76,442
						   -----------      -----------
						   $22,760,729      $22,362,002
						   ===========      ===========

			  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued liabilities:
		Trade                              $ 1,696,338      $   558,443
		Affiliate                              327,325           66,524
						   -----------      -----------
		   Total current liabilities         2,023,663          624,967
-----------        -----------
Long-term debt                                      11,000,000       10,439,625
Deferred revenue                                        49,632           49,632
Deferred income taxes                                  358,528          426,428
Stockholders' equity:
	Preferred stock - par value of $.10 per share,
	  authorized 40,000,000 shares, none issued         --               --
	Common stock - par value of $.01 per share,
	  authorized 100,000,000 shares, issued and
	  outstanding 14,854,108 in 1995 and
	  14,174,888 in 1994                            141,749         148,541
	Additional paid-in surplus                   10,300,261      11,650,639
	Accumulated deficit                          (1,113,104)       (977,830)
						    -----------     -----------
	    Total stockholders' equity                9,328,906      10,821,350
						    -----------     -----------
						    $22,760,729     $22,362,002
						    ===========     ===========

*The balance sheet as of December 31, 1994 has been derived from the Company's audited financial statements.The accompanying notes are an integral part of these financial statements.

			     PARALLEL PETROLEUM CORPORATION

				 STATEMENTS OF OPERATIONS
			Three Months Ended June 30, 1994 and 1995
			 Six Months Ended June 30, 1994 and 1995

				      (Unaudited)

                                         Three Months            Six Months
					1994       1995       1994       1995
				     ---------- ---------- ---------- ----------
Oil and gas revenues                 $1,255,740 $1,148,799 $2,429,138 $2,316,078
				     ---------- ---------- ---------- ----------

Cost and expenses:
  Lease operating expense               333,518    368,937    667,129    705,435
  General and administrative             49,973     56,841     86,585     94,230
  Public reporting, auditing and legal   60,553     46,141    103,805     89,191
  Depreciation, depletion and
    amortization                        359,303    363,554    704,129    728,858
				    ----------- ---------- ---------- ----------
					803,347    835,473  1,561,648  1,617,714
				    ----------- ---------- ---------- ----------
	Operating income                452,393    313,326    867,490    698,364
				    ----------- ---------- ---------- ----------
Other income (expense), net:
  Interest income                           --         --         322         --
  Other income                          29,443     12,515      59,443     24,259
  Interest expense                    (161,359)  (257,928)   (270,608)  (518,280)
  Other expense                         (2,645)    (1,056)     (3,147)    (1,169)
				    ---------- ----------  ---------- ----------
	Total other expense, net      (134,561)  (246,469)   (213,990)  (495,190)
				    ---------- ----------  ---------- ----------
Income before income taxes             317,832     66,857     653,500    203,174

Income tax expense - deferred          108,000     21,900     222,000     67,900
				    ---------- ----------  ---------- ----------
	Net income                  $  209,832 $   44,957  $  431,500 $  135,274
				    ========== ==========  ========== ==========

Net income per common share         $     .014 $     .003  $     .029 $     .009
				    ========== ==========  ========== ==========

Weighted average common shares and common
   stock equivalents outstanding    14,840,403 15,358,478  14,822,252 15,264,671
				    ========== ==========  ========== ==========


The accompanying notes are an integral part of these financial statements


			     PARALLEL PETROLEUM CORPORATION

				STATEMENTS OF CASH FLOWS
			 Six Months Ended June 30, 1994 and 1995

				      (Unaudited)

							    1994         1995
							 -----------  -----------
Cash flows from operating activities:
   Net income                                             $  431,500  $  135,274
   Adjustments to reconcile net income to net cash
	provided (used in) by operating activities:
	   Depreciation, depletion and amortization          704,129     728,858
	 Incomes taxes                                       222,000      67,900
	 Other, net                                          (21,420)    170,357

   Changes in assets and liabilities:
	 Decrease (increase) in accounts receivable          186,165     (35,803)
	 Increase in prepaid expenses and other              (52,335)    (45,543)
	 Decrease in accounts payable and accrued
	      liabilities                                   (741,309) (1,398,696)
							  ----------  ----------
	   Net cash provided (used in) by
	      operating activities                           728,730    (377,653)
							  ----------  ----------
Cash flows from investing activities:
   Additions of property and equipment                    (3,510,497) (1,646,920)
   Proceeds from disposition of property and equipment            --   1,200,671
   Acquisition of undeveloped leases
      held for sale                                           (4,919)    (46,015)                     ----------   ----------
	Net cash used in investing activities             (3,515,416)   (492,264)
							  ----------  ----------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt            2,855,000   1,050,000
   Payment of long-term debt                                      --  (1,610,375)
   Proceeds from exercise of options                          17,187      36,694
   Stock Offering costs                                           --    (289,899)
   Proceeds from common stock issuance                            --   1,610,375
   Recoupment of deferred income                              (3,347)         --
							  ----------  ----------
	Net cash provided by financing activities          2,868,840     796,795
							  ----------  ----------
	Net increase (decrease) in cash
	  and cash equivalents                                82,154     (73,122)
Beginning cash and cash equivalents                          123,293     598,465
							  ----------  ----------
Ending cash and cash equivalents                          $  205,447  $  525,343
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

NOTE 2.  LONG TERM DEBT

      The Company's Loan Agreement with its bank lender provides for a two year revolving credit facility, converting to a four year term loan on June 1, 1997. The loan agreement requires interest to be paid on the outstanding principal balance of the revolving facility on the last day of each month through and including May 31, 1997. The revolving loan automatically converts to a four - year term loan on June 1, 1997, payable in 48 equal installments of principal plus accrued and unpaid interest, with the final payment being due and payable on May 31, 2001. The aggregate principal amount of the Company's borrowings outstanding at any one time are limited to the lesser of $25,000,000 or the borrowing base then in effect. At June 30, 1995, the borrowing base was $11,250,000 and the aggregate principal amount outstanding at the same date was approximately $10,440,000. Commitment fees of .5% per annum on the difference between the commitment and the average daily amount of the loan are payable quarterly. The borrowing base is redetermined by the Bank semi-annually on or about May 1, and November 1 of each year. The note bears interest at the bank's prime rate plus 3/4% and is secured by substantially all of the Company's oil and gas properties. The loan agreement contains various restrictive covenants and compliance requirements, which include maintenance of certain financial ratios, limiting the incurrence of additional indebtedness and prohibiting payment of dividends.

NOTE 3.  COMMON STOCK OFFERING

	On February 7, 1995, the Company completed a private placement of its common stock. The Company sold 644,150 shares of its common stock at $2.50 per share, of which 50,000 shares were purchased by certain Directors (or their affiliates) of the Company. Proceeds received, net of related expenses, were approximately $1,320,500. Such proceeds were applied to the partial repayment of the Company's bank debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

		     (1)  MATERIAL CHANGES IN FINANCIAL CONDITION

				      LIQUIDITY

	Working Capital increased $1,003,412 as of June 30, 1995 compared to December 31, 1994. Current assets exceed current liabilities by $769,952 at June 30, 1995 compared to a deficit of $233,460 at December 31, 1994. Current assets decreased primarily due to a decrease of $403,508 in undeveloped leases held for sale. Current liabilities decreased $1,398,696 due to the payment of trade payables accrued as of December 31, 1994.

				  CAPITAL RESOURCES

	The Company incurred net costs of $492,264 in its oil and gas property acquisition, development, and enhancement activities for the six months ended June 30, 1995. Such costs were financed by the utilization of the Company's cash position, funds provided from its line of credit, and proceeds from disposition of certain undeveloped leases held for resale.

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

				  TREND AND PRICES

	During the first quarter of 1994 oil prices dropped to a five year low of approximately $12.50 per barrel; however, oil prices have recently increased to $17.50 per barrel. Conversely, during the winter of 1993 and early first quarter of 1994, natural gas spot market prices increased to a five year high of approximately $2.25 to $2.50 per Mcf, but have since declined to approximately $1.50 per Mcf.

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


				 Three Months Ended          Three Months Ended
			     12-31-94   3-31-95  6-30-95      6-30-94   6-30-95
			     --------  -------- --------     --------  --------
Production and Prices:
  Oil (Bbl)                   24,894    43,216    36,172        46,151    36,172
  Natural Gas (Mcf)          354,635   321,947   346,356       326,972   346,356
  Equivalent Barrels of
    Oil (EBO)                 84,000    96,874    93,898       100,646    93,898

  Oil Price (per Bbl)         $18.78    $16.55    $17.78        $14.96    $17.78
  Gas Price (per Mcf)         $ 1.53    $ 1.40    $ 1.42        $ 1.72    $ 1.42
  Price per EBO               $12.04    $12.05    $12.23        $12.48    $12.23

	       Results of Operations per EBO (Equivalent Barrel of Oil)

				 Three Months Ended        Three Months Ended
			     12-31-94   3-31-95  6-30-95    6-30-94   6-30-95
			     --------  -------- --------   --------  --------
Oil and gas revenues         $12.04     $12.05    $12.23     $12.48   $12.23
Costs and expenses:
  Lease operating expense      5.48       3.47      3.93       3.31     3.93
  General and administrative    .62        .39       .61        .50      .61
  Public reporting, auditing
     and legal                  .18        .44       .49        .60      .49
  Depreciation and depletion   5.98       3.77      3.87       3.57     3.87
			     ------     ------    ------     ------   ------
			      12.26       8.07      8.90       7.98     8.90
			     ------     ------    ------     ------   ------
     Operating income          (.22)      3.98      3.33       4.50     3.33

Other income (expense):
  Interest expense            (2.88)     (2.69)    (2.75)     (1.60)   (2.75)
  Other income (expense)        .37        .12       .12        .27      .12
			    -------     ------    ------     ------   ------
Income before income taxes   $(2.73)    $ 1.41    $  .70     $ 3.17   $  .70
			     ======     ======    ======     ======   ======

Net cash flow before working
   capital adjustments       $ 3.25    $ 5.18     $ 4.57     $ 6.74    $ 4.57
			     ======    ======     ======     ======    ======

THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE MONTHS ENDED JUNE 30,
1994:

	During the three months ended June 30, 1995, the following operational items changed relative to the corresponding three month period ended June 30, 1994:

	Income before taxes decreased $250,975 (79%) to $66,857 primarily due to a $106,941 decrease in oil and gas revenues and a $96,569 increase in interest expense.

	Net cash flow from operations, before working capital adjustments, decreased $246,724 (36%) to $430,411. Oil and gas revenues decreased $106,941 (9%) to $1,148,799 in 1995 compared to $1,255,740 in 1994.
	The EBO (equivalent barrels of oil) sold in 1995 decreased by 6,748 (7%) to 93,898 compared to 100,646 in 1994.

	Costs and expenses increased $32,126 (4%) to $835,473 due to the following:

	1. Lease operating expense increased $35,419 (11%) to $368,937 primarily due to the aforementioned decrease in EBO sold. The operating expense per EBO increased 19% to $3.93 compared to $3.31 in 1994.

	2. General and administrative expense increased $6,868 (14%) to $56,841 in 1995. Such increase represents $.61 per EBO sold in 1995 compared to $.50 per EBO sold in 1994.

	3. Public reporting, auditing and legal expense decreased $14,412 (24%) to $46,141 in 1995.

	4. Depreciation, depletion and amortization expense (DD&A) increased $4,251 (1%) to $363,554. The DD&A rate per EBO in 1995 is $3.87
	compared to $3.57 in 1994.

	Interest expense increased $96,569 (60%) to $257,928 because of the Company's increased borrowings to finance its oil and gas property acquisitions, enhancements, development drilling and three dimensional seismic technology activities.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994:

     During the six months ended June 30, 1995, the following operational items changed relative to the corresponding six month period ended June 30, 1994.

     Income before taxes decreased $450,326 (69%) to $203,174 primarily due to a $113,060 decrease in oil and gas revenues and a $247,672 increase in interest expense.

     Net cash flow from operations, before working capital adjustments, decreased $233,820 (17%) to $1,102,389. Oil and gas revenues decreased $113,060 (5%) to $2,316,078 in 1995 compared to $2,429,138 in 1994. The
     EBO (equivalent barrels of oil) sold in 1995 decreased by 7,336 (4%) to 190,772 compared to 198,108 in 1994. The sales price per EBO decreased 1% to $12.14 in 1995 compared to $12.26 in 1994.

     Costs and expenses increased $56,066 (4%) to $1,617,714 due to the following:

     1. Lease operating expense increased $38,306 (6%) to $705,435 primarily due to the aforementioned 4% decrease in EBO sold in 1995. The operating cost per EBO increased 9% to $3.69 in 1995 compared to $3.37 in 1994. The lease operating expense per EBO increased as production decreased disproportionately to lease operating expense on certain of the Company's properties.

     2. General and administrative expense increased $7,645 (9%) to $94,230 in 1995, such increase represents $.49 per EBO sold in 1995 compared to $.44 per EBO in 1994. General and administrative expenses have remained fairly stable with no real increases or decreases noted in any particular category.

     3. Public reporting, auditing and legal expense decreased $14,614 (14%) to $89,191 primarily due to decreases in postage expense related to shareholder communication and legal fees.

     4. Depreciation, depletion and amortization expense (DD&A) increased $24,729 (4%) to $728,858 in 1995. The DD&A rate per EBO in 1995 is $3.82 compared to $3.55 in 1994.

     Interest expense increased $247,672 (92%) to $518,280 because of the Company's increased borrowings to finance its producing property acquisition, enhancement and development drilling activities. Interest expense increased 98% per EBO sold in 1995 to $2.71 compared to $1.37 per EBO sold in 1994.

			PARALLEL PETROLEUM CORPORATION
			      OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on May 31, 1995.
     At the meeting, the following persons were elected to serve as Directors of the Company for a term of one year expiring in 1995 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Danny H. Conklin, (3) Ernest R. Duke, (4) Myrle Greathouse,
     (5) Larry C. Oldham and (6) Charles R. Pannill.

     Set forth below is a tabulation of votes with respect to each nominee for
     Director:


     NAME                  VOTES CAST FOR        VOTES WITHHELD  BROKER NON-VOTE
     Thomas R. Cambridge      11,531,955              106,185           --
     Danny H. Conklin         11,532,177              105,963           --
     Ernest R. Duke           11,531,927              106,213           --
     Myrle Greathouse         11,532,177              105,963           --
     Larry C. Oldham          11,531,977              106,163           --
     Charles R. Pannill       11,531,977              106,163             --

     In addition to electing Directors, the stockholders of the Company also voted upon and ratified the appointment of KPMG Peat Marwick LLP to serve as the Company's independent public accountants for 1995.

     Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of the Company's independent public accountants:


     VOTES CAST FOR        VOTES CAST AGAINST      ABSTENTIONS  BROKER NON-VOTE
     11,568,540                 52,955                 15,870           --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

	 10.1 Restated Loan Agreement, dated July 31, 1995, between Parallel Petroleum Corporation and NationsBank of Texas, N.A.

	 27.  Financial Data Schedule

     (b) Reports on Form 8-K

	 No reports were filed on Form 8-K during the quarter ended June 30, 1995.

				     SIGNATURES



	PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

						PARALLEL PETROLEUM CORPORATION



Date:   August 8, 1995                          /s/ THOMAS R. CAMBRIDGE
						------------------------------
THOMAS R. CAMBRIDGE,
						  CHIEF EXECUTIVE OFFICER


Date:   August 8, 1995                          /s/ LARRY C. OLDHAM
						------------------------------
						    LARRY C. OLDHAM,
						       PRESIDENT

				  INDEX TO EXHIBITS

Exhibit
 No.                                  Description of Exhibit
------                                ----------------------

*10.1 Restated Loan Agreement, dated July 31, 1995, between Parallel Petroleum Corporation and NationsBank of Texas, N.A.

*27                                   Financial Data Schedule











-------------------------

* Filed herewith