Form 10-Q
period 1995-09-30
PARALLEL PETROLEUM CORP /DE/
filed 1995-11-09
CIK 750561

			   SECURITIES AND EXCHANGE COMMISSION
				 WASHINGTON, D. C. 20549

				-------------------------

				       FORM 10-Q
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended September 30, 1995 or

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

			  Yes  'X'                        No

	At September 30, 1995 14,854,108 shares of common stock, par value $.01, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

			   PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

	Reference is made to the succeeding pages for the following financial statements:

	-       Balance Sheets as of December 31, 1994 and September 30, 1995

	- Statements of Operations for the three months ended September 30, 1994 and 1995 and nine months ended September 30, 1994 and 1995

	- Statements of Cash Flows for the nine months ended September 30, 1994 and September 30, 1995

	-       Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

			  PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	/a/     Exhibits

		27.  Financial Data Schedule

	/b/     Reports on Form 8-K

		No reports were filed on Form 8-K during the quarterly period ended September 30, 1995.

       3                 PARALLEL PETROLEUM CORPORATION
				 BALANCE SHEETS

					       December 31,   September 30, 1995
						   1994*           (Unaudited)
					       ------------    -----------------
ASSETS
Current assets:
	Cash and cash equivalents               $   598,465      $   191,222
	Accounts receivable:
		Oil & Gas                           470,000          648,000
		Other, net of allowance for doubtful
		  accounts of $28,094 in 1994
		  and 1995                          242,886          110,710
		Affiliate                             2,349            1,595
						-----------      -----------
						    715,235          760,305
	Prepaid expenses and other                   12,581           43,381
	Undeveloped leases held for sale            463,922              413
						-----------      -----------
	     Total current assets                 1,790,203          995,321
						-----------      -----------
Property and equipment, at cost:
	Oil and gas properties, full cost
	  method                                 27,657,884       29,428,470
	Other                                       298,040          311,715
						-----------      -----------
						 27,955,924       29,740,185
	Less accumulated depreciation and
	  depletion                               7,232,197        8,314,475
						-----------      -----------
		  Net property and equipment     20,723,727       21,425,710
						-----------      -----------
Other assets net of accumulated amortization of
   $20,000 in 1994 and $55,562 in 1995              246,799           72,255
						-----------      -----------
						$22,760,729      $22,493,286
						===========      ===========

			  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued liabilities:
		Trade                           $ 1,696,338      $   737,195
		Affiliate                           327,325           14,471
						-----------      -----------
		   Total current liabilities      2,023,663          751,666
						-----------      -----------
Long-term debt                                   11,000,000       10,439,625
Deferred revenue                                     49,632           49,632
Deferred income taxes                               358,528          428,528
Stockholders' equity:
	Preferred stock - par value of $.10 per
	  share, authorized 40,000,000 shares,
	  none issued                                    --              --
	Common stock - par value of $.01 per share,
	  authorized 100,000,000 shares, issued and
	  outstanding 14,174,958 in 1994 and
	  14,854,108 in 1995                         141,750         148,541
	Additional paid-in surplus                10,300,260      11,650,639
	Accumulated deficit                       (1,113,104)       (975,345)
						 -----------     -----------
	    Total stockholders' equity             9,328,906      10,823,835
						 -----------     -----------
						 $22,760,729     $22,493,286
						 ===========     ===========

*The balance sheet as of December 31, 1994 has been derived from the Company's audited financial statements.The accompanying notes are an integral part of these financial statements.

			     PARALLEL PETROLEUM CORPORATION

				 STATEMENTS OF OPERATIONS
			Three Months Ended September 30, 1994 and 1995
			 Nine Months Ended September 30, 1994 and 1995

				      (Unaudited)

                                        Three Months           Nine Months
				      1994       1995       1994       1995
				   ---------- ---------- ---------- ----------
Oil and gas revenues               $1,252,541 $1,104,579 $3,681,679 $3,420,657
				   ---------- ---------- ---------- ----------

Cost and expenses:
  Lease operating expense             363,195    360,723  1,030,324  1,066,158
  General and administrative           65,556     67,903    152,141    162,133
  Public reporting, auditing and
    legal                              17,503     63,322    121,308    152,512
  Depreciation, depletion and
    amortization                      365,303    365,709  1,069,432  1,094,566
				  ----------- ---------- ---------- ----------
				      811,557    857,657  2,373,205  2,475,369
				  ----------- ---------- ---------- ----------
	Operating income              440,984    246,922  1,308,474    945,288
				  ----------- ---------- ---------- ----------
Other income (expense), net:
  Interest income                         --         --         322         --
  Other income                        42,550     12,528     101,993     36,787
  Interest expense                  (198,831)  (254,106)   (469,439)  (772,386)
  Other expense                         (196)      (761)     (3,343)    (1,930)
				  ---------- ----------  ---------- ----------
	Total other expense, net    (156,477)  (242,339)   (370,467)  (737,529)
				  ---------- ----------  ---------- ----------
Income before income taxes           284,507      4,583     938,007    207,759

Income tax expense - deferred         97,000      2,100     319,000     70,000
				  ---------- ----------  ---------- ----------
	Net income                $  187,507 $    2,483  $  619,007 $  137,759
				  ========== ==========  ========== ==========

Net income per common share       $     .013 $       --  $     .042 $     .009
				  ========== ==========  ========== ==========

Weighted average common shares
   and common stock equivalents
   outstanding                    14,785,349 15,389,679  14,827,697 15,307,572
				  ========== ==========  ========== ==========


The accompanying notes are an integral part of these financial statements


			     PARALLEL PETROLEUM CORPORATION

				STATEMENTS OF CASH FLOWS
		       Nine Months Ended September 30, 1994 and 1995

				      (Unaudited)

							  1994         1995
						       -----------  -----------
Cash flows from operating activities:
   Net income                                           $  619,007  $  137,759
   Adjustments to reconcile net income to net cash
	provided by operating activities:
	 Depreciation, depletion and amortization        1,069,432   1,094,566
	 Incomes taxes                                     319,000      70,000
	 Other, net                                       (127,152)    174,544

   Changes in assets and liabilities:
	 Increase in accounts receivable                  (400,194)    (45,070)
	 Increase in prepaid expenses and other            (13,767)    (30,800)
	 Increase (decrease) in accounts payable and
	      accrued liabilities                          559,385  (1,271,997)
							----------  ----------
	   Net cash provided by operating activities     2,025,711     129,002
							----------  ----------
Cash flows from investing activities:
   Additions of property and equipment                  (6,359,774) (2,487,696)
   Proceeds from disposition of assets                     269,124   1,260,671
   Acquisition of undeveloped leases
      held for sale                                        (91,043)   (106,015)
							----------  ----------
	Net cash used in investing activities           (6,181,693) (1,333,040)
							----------  ----------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt          4,187,600   1,050,000
   Payment of long-term debt                                    --  (1,610,375)
   Proceeds from exercise of options                        17,187      36,694
   Stock Offering costs                                         --    (289,899)
   Proceeds from common stock issuance                          --   1,610,375

							----------  ----------
	Net cash provided by financing activities        4,204,787     796,795
							----------  ----------
	Net increase (decrease) in cash
	  and cash equivalents                              48,805    (407,243)
Beginning cash and cash equivalents                        123,293     598,465
							----------  ----------
Ending cash and cash equivalents                        $  172,098  $  191,222
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

NOTE 2.  LONG TERM DEBT

      The Company's Loan Agreement with its bank lender provides for a two year revolving credit facility, converting to a four year term loan on June 1, 1997. The loan agreement requires interest to be paid on the outstanding principal balance of the revolving facility on the last day of each month through and including May 31, 1997. The revolving loan automatically converts to a four - year term loan on June 1, 1997, payable in 48 equal installments of principal plus accrued and unpaid interest, with the final payment being due and payable on May 31, 2001. The aggregate principal amount of the Company's borrowings outstanding at any one time are limited to the lesser of $25,000,000 or the borrowing base then in effect. At September 30, 1995, the borrowing base was $11,250,000 and the aggregate principal amount outstanding at the same date was approximately $10,440,000. Commitment fees of .5% per annum on the difference between the commitment and the average daily amount of the loan are payable quarterly. The borrowing base is redetermined by the Bank semi-annually on or about May 1, and November 1 of each year. The note bears interest at the bank's prime rate plus 3/4% and is secured by substantially all of the Company's oil and gas properties. The loan agreement contains various restrictive covenants and compliance requirements, which include maintenance of certain financial ratios, limiting the incurrence of additional indebtedness and prohibiting payment of dividends.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

		     (1)  MATERIAL CHANGES IN FINANCIAL CONDITION

				      LIQUIDITY

	Working Capital increased $477,115 as of September 30, 1995 compared to December 31, 1994. Current assets exceed current liabilities by $243,655 at September 30, 1995 compared to a deficit of $233,460 at December 31, 1994. Current assets decreased primarily due to decreases of $407,243 in cash and $463,509 in undeveloped leases held for sale. Current liabilities decreased $1,271,997 due to the payment of trade payables accrued as of December 31, 1994.

			      CAPITAL RESOURCES

	The Company incurred net costs of $1,333,040 net proceeds of $1,260,671 of the disposition of assets, in its oil and gas property acquisition, development, and enhancement activities for the nine months ended Sepember 30, 1995. Such costs were financed by the utilization of the Company's cash position, funds provided from its line of credit, and proceeds from disposition of certain undeveloped leases held for resale.

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

				  TREND AND PRICES

	During the first quarter of 1994 oil prices dropped to a five year low of approximately $12.50 per barrel; however, oil prices have recently increased to $17.50 per barrel. Conversely, during the winter of 1993 and early first quarter of 1994, natural gas spot market prices increased to a five year high of approximately $2.25 to $2.50 per Mcf, but have since declined to approximately $1.45 per Mcf.

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


				 Three Months Ended        Three Months Ended
			      3-31-95  6-30-95   9-30-95   9-30-94   9-30-95
			     --------  -------- --------   --------  --------
Production and Prices:
  Oil (Bbl)                   43,216    36,172    22,819     33,115    22,819
  Natural Gas (Mcf)          321,947   346,356   469,554    396,350   469,554
  Equivalent Barrels of
    Oil (EBO)                 96,874    93,898   101,078     99,173   101,078

  Oil Price (per Bbl)         $16.55    $17.78    $17.36     $17.64    $17.36
  Gas Price (per Mcf)         $ 1.40    $ 1.42    $ 1.45     $ 1.68    $ 1.45
  Price per EBO               $12.05    $12.23    $10.93     $12.63    $10.93

	       Results of Operations per EBO (Equivalent Barrel of Oil)

Oil and gas revenues         $12.05     $12.23    $10.93     $12.63    $10.93
Costs and expenses:
  Lease operating expense      3.47       3.93      3.57       3.66      3.57
  General and administrative    .39        .61       .67        .66       .67
  Public reporting, auditing
     and legal                  .44        .49       .63        .18       .63
  Depreciation and depletion   3.77       3.87      3.62       3.68      3.62
			     ------     ------    ------     ------    ------
			       8.07       8.90      8.49       8.18      8.49
			     ------     ------    ------     ------    ------
     Operating income          3.98       3.33      2.44       4.45      2.44


				 Three Months Ended        Three Months Ended
			      3-31-95  6-30-95   9-30-95    9-30-94   9-30-95
			     --------  -------- --------   --------  --------
Other income (expense):
  Interest expense            (2.69)     (2.75)    (2.51)     (2.00)    (2.51)
  Other income (expense)        .12        .12       .12        .42       .12
			    -------     ------    ------     ------    ------
Income before income taxes   $ 1.41     $  .70    $  .05     $ 2.87    $  .05
			     ======     ======    ======     ======    ======

Net cash flow before working
   capital adjustments       $ 5.18     $ 4.57    $ 3.67     $ 6.55    $ 3.67
			     ======     ======    ======     ======    ======

						   Nine Months Ended
					 9-30-93       9-30-94      9-30-95
					---------     ---------    ---------
Production and Prices:
  Oil (Bbl)                               72,775        124,414      102,207
  Natural Gas (Mcf)                      641,873      1,037,211    1,137,857
  Equivalent Barrels of Oil (EBO)        179,754        297,282      291,850

  Oil Price (per Bbl)                     $17.80         $15.21       $17.17
  Gas Price (per MCF)                     $ 1.89         $ 1.72       $ 1.46
  Price per EBO                           $13.98         $12.38       $11.72

			     Results of Operations per EBO (Equivalent Barrel of Oil)


						   Nine Months Ended
					 9-30-93       9-30-94      9-30-95
					---------     ---------    ---------
Oil and gas revenues                      $13.98         $12.38       $11.72
Costs and expenses:
  Lease operating expense                   5.10           3.46         3.65
  General and administrative                 .78            .51          .56
  Public reporting, auditing
     and legal                               .54            .41          .52
  Depreciation and depletion                3.30           3.60         3.75
					  ------         ------       ------
					    9.72           7.98         8.48
					  ------         ------       ------
   Operating income                         4.26           4.40         3.24
Other income (expense)
 Interest expense                          (1.86)         (1.58)       (2.65)
 Other income (expense)                      .42            .33          .12
					  ------         ------       ------
Income before income taxes                $ 2.82         $ 3.15       $  .71
					  ======         ======       ======
Net cash flow before working
    captial adjustment                    $ 6.12         $ 6.75       $ 4.46
					  ======         ======       ======

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994:

     During the three months ended September 30, 1995, the following opera-tional items changed relative to the corresponding three month period ended September 30, 1994:

     Income before taxes decreased $279,924 (98%) to $4,583 primarily due to a $147,962 decrease in oil and gas revenues, a $45,819 increase in public reporting costs and a $55,275 increase in interest expense.

     Net cash flow from operations, before working capital adjustments, decreased $279,518 (43%) to $370,292. Oil and gas revenues decreased $147,962 (12%) to $1,104,579 in 1995 compared to $1,252,541 in 1994. The EBO
(equivalent barrels of oil) sold in 1995 increased by 1,905 (2%) to 101,078 compared to 99,173 in 1994.

     Costs and expenses increased $46,100 (6%) to $857,657 due to the following:

	1. Lease operating expense decreased $2,472 (1%) to $360,723 due to the slight increase in EBO sold. The operating expense per EBO decreased 2% to $3.57 compared to $3.66 in 1994. The lease operating expense per EBO is expected to decrease as production increases disproportionately to lease operating expense on certain of the Company's recent completions which are flowing.

	2. General and administrative expense increased $2,347 (4%) to $67,903 in 1995. Such increase represents $.67 per EBO sold in 1995 compared to $.66 per EBO sold in 1994.

	3. Public reporting, auditing and legal expense increased $45,819 (261%) to $63,322 in 1995 due to increases in shareholder communication costs, tax return preparation and legal expense.

	4. Depreciation, depletion and amortization expense (DD&A) increased $406 (.1%) to $365,709. The DD&A rate per EBO in 1995 is $3.62
	compared to $3.68 in 1994.

     Interest expense increased $55,275 (28%) to $254,106 because of the Company's increased borrowings to finance its oil and gas property acquisitions, enhancements, development drilling and three dimensional seismic technology activities.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994:

     During the nine months ended September 30, 1995, the following operational items changed relative to the corresponding nine month period ended September 30, 1994.

     Income before taxes decreased $730,248 (78%) to $207,759 primarily due to a $261,022 decrease in oil and gas revenues and a $302,947 increase in interest expense.

     Net cash flow from operations, before working capital adjustments, decreased $705,114 (35%) to $1,302,325. Oil and gas revenues decreased $261,022 (7%) to $3,420,657 in 1995 compared to $3,681,679 in 1994. The EBO
(equivalent barrels of oil) sold in 1995 decreased by 5,432 (2%) to 291,850 compared to 297,282 in 1994. The sales price per EBO decreased 5% to $11.72 in 1995 compared to $12.38 in 1994.

     Costs and expenses increased $102,164 (4%) to $2,475,369 due to the following:

     1. Lease operating expense increased $35,834 (3%) to $1,066,158. The operating cost per EBO increased 5% to $3.65 in 1995 compared to $3.46 in 1994. The lease operating expense per EBO is expected to decrease as production increases disproportionately to lease operating expense on certain of the Company's recent completions which are flowing.

     2. General and administrative expense increased $9,992 (6%) to $162,133 in 1995, such increase represents $.56 per EBO sold in 1995 compared to $.51 per EBO in 1994. General and administrative expenses have remained fairly stable with no real increases or decreases noted in any particular category.

     3. Public reporting, auditing and legal expense increased $31,204 (26%) to $152,512 primarily due to increases in shareholder communication costs, tax return preparation and legal expense.

     4. Depreciation, depletion and amortization expense (DD&A) increased $25,134 (2%) to $1,094,566 in 1995. The DD&A rate per EBO in 1995 is
     $3.75 compared to $3.60 in 1994.

     Interest expense increased $302,947 (64%) to $772,386 because of the Company's increased borrowings to finance its producing property acquisition, enhancement and development drilling activities. Interest expense increased 68% per EBO sold in 1995 to $2.65 compared to $1.58 per EBO sold in 1994.


			      OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

	 27.  Financial Data Schedule

     (b) Reports on Form 8-K

	 No reports were filed on Form 8-K during the quarter ended September
	 30, 1995.

				     SIGNATURES



	PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

						PARALLEL PETROLEUM CORPORATION



Date:   November 7, 1995                         /s/ THOMAS R. CAMBRIDGE
						------------------------------
						    THOMAS R. CAMBRIDGE,
						  CHIEF EXECUTIVE OFFICER


Date:   November 7, 1995                        /s/ LARRY C. OLDHAM
						------------------------------
						      LARRY C. OLDHAM,
						       PRESIDENT AND
						PRINCIPAL FINANCIAL OFFICER

				  INDEX TO EXHIBITS

Exhibit
 No.                                  Description of Exhibit
------                                ----------------------

*27                                   Financial Data Schedule











-------------------------

* Filed herewith