Form 10-K
period 1995-12-31
PARALLEL PETROLEUM CORP /DE/
filed 1996-03-14
CIK 750561

			   SECURITIES AND EXCHANGE COMMISSION
			      WASHINGTON, D.C. 20549

				   FORM 10 - K

[X]           Annual Report Pursuant to Section 13 or 15(d)
	  of the Securities Exchange Act of 1934 (Fee Required)

		For the fiscal year ended December 31, 1995

[ ]             Transition Report Under Section 13 or 15(d)
	 of the Securities Exchange Act of 1934  (No Fee Required)

	      For the transition period from ______ to ______.

		      Commission File Number:  0 - 13305

			 PARALLEL PETROLEUM CORPORATION
	    (Exact Name of Registrant as Specified in its Charter)

	  Delaware                                               75-1971716
(State or Other Jurisdiction of                               (I.R.S.Employer
Incorporation or Organization)                              Identification No.)

		 110 North Marienfeld Street
	     One Marienfeld Place, Suite 465
			 Midland, Texas                            79701
	   (Address of Principal Executive Offices)             (Zip Code)

	 Registrant's telephone number, Including Area Code:  (915) 684-3727

     Securities Registered Pursuant to Section 12(b) of the Exchange Act:   None

	     Securities Registered Pursuant to Section 12(g) of the Act:

			   Common Stock, $.01 par value
			  Common Stock Purchase Warrants
				   (Title of Class)

	   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the] registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			Yes   x                       No

	   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

	   The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1996 was approximately $28,404,000, based on the last sale price of the Company's Common Stock on the same date.

	   At March 1, 1996 there were 14,854,108 shares of Common Stock outstanding.

				  FORM 10-K

			PARALLEL PETROLEUM CORPORATION

			      TABLE OF CONTENTS



 Item No.                                                               Page


				  PART I

Item  1.    Business . . . . . . ... . . . . . . . . . . . . . . . . .    3
Item  2.    Properties . . . . . . . . . . . . . . . . . . . . . . . .   15
Item  3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   17
Item  4.    Submission of Matters to a Vote
	      of Security Holders . . . . . .. . . . . . . . . . . . .   17


				PART II

Item  5.    Market for Registrant's Common Equity and
	      Related Stockholder Matters . . . . .. . . . . . . . . .   18
Item  6.    Selected Financial Data. . . . . . . . . . . . . . . . . .   19
Item  7.    Management's Discussion and Analysis of Financial
	      Condition and Results of Operations . . .. . . . . . . .   20
Item  8.    Financial Statements and Supplementary Data. . . . . . . .   26
Item  9.    Changes in and Disagreements with
	      Accountants on Accounting and Financial Disclosure. . .    26


				PART III

Item  10.   Directors and Executive Officers of the Registrant . . . .   27
Item  11.   Executive Compensation . . . . . . . . . . . . . . . . . .   30
Item  12.   Security Ownership of Certain Beneficial Owners and
	      Management  . . . . . . . . . . . . . . . . . . . . . .    37
Item  13.   Certain Relationships and Related Transactions . . . . . .   39


				PART IV

Item  14.   Exhibits, Financial Statement Schedules, and Reports
	      on Form 8-K . . . . . .. . . . . . . . . . . . . . . . .   42

				    PART I


ITEM  1.   BUSINESS

General

    Parallel Petroleum Corporation (the "Company"), a Delaware corporation, is primarily engaged in, and its only industry segment is, the acquisition of, and the exploration for, development, production and sale of, crude oil and natural gas. The Company's business activities are carried out primarily in Texas and, to a lesser extent, in Oklahoma. The Company's activities in Texas are focused in the onshore Gulf Coast area of Jackson and Wharton Counties, Texas, and in the Permian Basin of West Texas. The Company's activities in Oklahoma are conducted in Custer County, Oklahoma.

    During 1995, the Company participated in the drilling of 26 gross (3.9 net) exploratory wells, of which 19 gross (2.71 net) wells were productive and 7 gross (1.19 net) were dry holes.

    At December 31, 1995, the Company had net proved reserves of approximately
26.1 billion cubic feet of natural gas and 1.5 million barrels of oil. Approximately 74% of the Company's proved reserves are natural gas and approximately 81% are proved developed.

    In conducting its oil and gas activities, the Company continually screens, reviews and evaluates potential producing property acquisitions and undeveloped leases and prospects presented by independent landmen, geologists and engineers, as well as properties available for purchase from major oil companies and other independent oil and gas operators. If the review of a producing property or undeveloped lease or prospect indicates that it may be geologically and economically viable, the Company then attempts to acquire a significant working interest in the property which would enable the Company to serve as operator.
To reduce the Company's financial exposure in any one prospect and to enable it to participate in an increased number of prospects, the Company typically enters into co-ownership arrangements with third parties under standard industry form operating agreements. Such arrangements are common in the industry and enable the Company to share the drilling and related costs and dry-hole risks with other participants which, in turn, also enables the Company to participate in the drilling of more wells. From time to time, the Company may sell prospects to third parties or farm-out prospects, retaining an interest in revenues from such prospects.

Strategy

    The Company seeks to continue to increase its reserves and production through a strategy that emphasizes:

	 *  Reserve growth through exploratory drilling
	 *  Disciplined use of three-dimensional ("3-D") seismic and other advanced
		 exploration technology
	 *  Acquisition of producing properties which are candidates for enhancement
		 and/or exploration
	 *  Control of costs

    Exploration. The Company seeks to increase its reserves and production through exploration. The Company primarily seeks exploration prospects which
(1) have known geological and reservoir characteristics, (2) are located near existing wells that can be correlated with seismic data for the prospect and (3) could have a meaningful impact on the Company's reserves.

    Technology. The Company uses advanced technology in its exploration and development activities in order to reduce risks, lower costs and more efficiently produce gas and oil from its properties. The Company evaluates many of its exploratory prospects with 3-D seismic surveys. The Company believes that the availability of 3-D seismic surveys at a reasonable cost makes its use in exploration and development activities attractive from a risk management perspective in certain areas and that 3-D seismic surveys provide substantially more accurate and comprehensive information for the evaluation of drilling prospects than 2-D seismic and traditional evaluation methods. In evaluating certain of its exploratory prospects, the Company also uses amplitude versus offset ("AVO") technology. The Company believes that its use of 3-D seismic and AVO exploration technology provides it with a competitive advantage over other companies that do not regularly use such technology by increasing the Company's likelihood of exploration success. Nevertheless, in evaluating exploratory prospects in areas in which the Company believes that using 3-D seismic is not advantageous, the Company uses traditional evaluation methods.

    The Company retains experienced third-party consultants or participates with experienced joint working interest owners to acquire, process and interpret 3-D seismic surveys. When 3-D surveys are to be conducted over prospects located in the Permian Basin, the Company prefers to serve as geophysical operator of such projects because of the Company's experience in using 3-D seismic technology in this area. The Company attempts to ensure the integrity of the 3-D seismic analysis in each of its projects by emphasizing quality control throughout the data acquisition, processing and interpretation. Whenever possible, the Company also attempts to correlate or "model" the interpretations of 3-D seismic surveys with wells previously drilled on or near the prospect being evaluated.

    Acquisitions. The Company supplements its exploration efforts with acquisitions of producing properties. The Company seeks to acquire producing properties that either are underperforming relative to their potential or are candidates for 3-D seismic analysis. The Company seeks to acquire working interests in producing properties for which it can act as operator to allow the Company to control decisions regarding operations. The Company then seeks to reduce operating costs and increase reserves and production. Enhancement activities include recompletions of existing wellbores, restimulations of producing reservoirs, identifying potential infill drilling locations as well as mechanical improvements to surface facilities and downhole equipment. The

Company may also renegotiate gas purchase contracts or reconfigure gathering lines. In connection with its enhancement operations, the Company routinely monitors the performance and economics of its gas and oil properties and, when necessary, takes corrective action, such as the shutting-in of temporarily uneconomic properties, the plugging of wells deemed to be permanently impaired or depleted, the termination of gas and oil leases deemed uneconomic in the then existing operating conditions and/or the sale of properties to third parties. The Company has focused its efforts to acquire producing properties in the Permian Basin of Texas, where it has extensive expertise.

    Control of Costs. Throughout its operations, the Company strives to maintain low general and administrative expenses. The geographic focus of the Company's operations allows it to manage its assets with a small number of employees. This base of operations enables the Company to add exploratory prospects and acquire producing properties at relatively low incremental costs. The Company also pursues cost savings through the use of outside geological and geophysical consultants for its exploration and development efforts and uses contractors for much of its field operations.

Principal Activities in 1995

    During 1995, the Company's principal exploration activities were focused in the onshore Gulf Coast area of Jackson and Wharton Counties in south Texas. The Company participated in the drilling of 24 wells in this area in 1995, of which 5 were dry holes and 19 are producing. Under its agreements with the operator and other third party participants in the Yegua and Frio gas trends in Jackson and Wharton Counties, the Company participates in the acquisition and ownership of (i) 3-D seismic surveys, (ii) options to acquire gas and oil leasehold interests and (iii) working interests in gas and oil leases determined to have drillable features. Approximately 92% of 1995 capital expenditures, or $3.5 million, was expended in the south Texas operating area. Since the Company's initial investment in this area in 1994, the Company has participated in the acquisition and ownership of three-dimensional seismic survey data covering a total of approximately 97,000 gross acres. While seismic operations are conducted on large blocks of acreage, the Company's actual working interest ownership in such acreage is less than the total area surveyed. At March 1, 1996, the Company owned non-operated working interests ranging from 11.8% to 20% in approximately 15,070 gross acres in Jackson and Wharton Counties. The Company has participated in the drilling of a total of 34 wells in the Gulf Coast area, of which 26 are producing and 8 of which have been dry holes. Of the 26 producing wells, 13 have been drilled to the Frio formation at a depth of approximately 4,000 feet and 13 have been drilled to the Yegua formation at a depth of approximately 9,000 feet. At March 1, 1996, the 26 producing wells in which the Company owned an interest were producing, net to the Company's interests, approximately 6,000 Mcf of natural gas per day and approximately 300 barrels of oil and condensate per day.

    Substantially all of the lands covered by the exploration agreements are subject to "area of mutual interest" provisions which, generally, means an agreed upon area of land, varying in areal extent, included and described in an oil and gas exploration agreement which participants agree will be subject to rights of first refusal as among themselves, such that any participant acquiring any minerals, royalty, overriding royalty, oil and gas leasehold estates or similar interests in the designated area, is obligated to offer the other participants the opportunity to purchase their agreed upon percentage share of the interest so acquired on the same basis and cost as purchased by the acquiring participant. If the other participants, after a specific time period, elect not to acquire their pro-rata share, the acquiring participant is typically then free to retain or sell such interests.

Acquisition and Enhancement Activities

    The Company continually screens, reviews and evaluates potential producing property acquisitions and, when prospects fall within the Company's acquisition parameters, will offer to purchase specific properties.

    Although the Company did not purchase any significant producing properties in 1995, the Company continued its production and enhancement activities on properties acquired in prior years, including the Page Field in Schleicher County, Texas, the West World Strawn Field in Crockett County, Texas and the Hulldale Penn Reef Field in Schleicher County, Texas.

    Page Field - The Company owns an 89% working interest in approximately 4,500 gross (4,005 net) acres in the Page Field of Schleicher County, Texas. When the Page Field was acquired by the Company in 1989, twenty-one wells were producing approximately 300 thousand cubic feet ("Mcf") of natural gas and 30 barrels ("Bbls") of oil per day. The Company's remedial and enhancement activities in the Page Field have resulted in gross production rates at December 31, 1995 of approximately 1,100 MMcf of natural gas and 30 Bbls of oil per day.

    West World Strawn Field - The Company owns an 87.5% working interest in approximately 5,538 gross (4,846 net) acres in the West World Strawn Field of Crockett County, Texas. The West World Field was producing approximately 160 Mcf of natural gas and 20 Bbls of oil per day when the Company purchased its initial interest. Immediately after the acquisition, the Company renegotiated its gas sales contract and commenced remedial and production enhancement work, including the installation of additional compression equipment. At December 31, 1995, the gross production in the West World Strawn Field was approximately 700 Mcf of natural gas and 50 Bbls of oil per day.

    Hulldale Penn Reef Field - The Company owns an 84% working interest in approximately 7,493 gross (6,294 net) acres in the Hulldale Penn Reef Field of Schleicher County, Texas. At December 31, 1995, the gross production in the field was approximately 180 Mcf of natural gas and 60 Bbls of oil per day, compared to 100 Mcf of natural gas and 50 Bbls of oil per day at the time of the Company's acquisition.

    North Nena Lucia Unit - The Company owns a 35.46% non-operated working interest in approximately 6,440 gross (2,284 net) acres in the North Nena Lucia

Unit located in Nolan County, Texas. At December 31, 1995, the gross production in the field was approximately 1,100 Mcf of natural gas and 165 Bbls of oil per day.

    Chenot Gas Field - The Company owns a 97.5% working interest in approxi-mately gross (624 net) acres and a 70% working interest (60% net revenue interest) in approximately 400 gross (280 net) acres in the Chenot Gas Field in Pecos County, Texas. When the Company acquired its interests, gross production from the three wells totalled approximately 450 Mcf of natural gas per day, which, through the Company's efforts, had increased to approximately 600 Mcf of natural gas per day as of December 31, 1995. The Company recently conducted a 3-D seismic survey on the property which is currently being interpreted.

    Texas Panhandle Properties - The Company owns working interests in 15 producing wells located on 7,100 gross (1,269 net) acres in Hemphill County, Texas; 2 producing wells located on 1,133 gross (381 net) acres in Ochiltree County, Texas; 1 producing well located on 640 gross (86 net) acres in Roberts County, Texas; and 1 producing well located on 640 gross (160 net) acres in Wheeler County, Texas.

Drilling and Acquisition Costs

    The following table reflects costs incurred by the Company in its gas and oil property acquisition, and exploration and development activities for each of the years in the five-year period ended December 31, 1995.

					Year Ended December 31,
			   ----------------------------------------------------
			    1995        1994       1993        1992       1991
			   ------      ------     ------      ------     ------
					      (In thousands)
Transfer from
  undeveloped leases
  held for sale            $  197      $  339     $  705      $  365    $   203

Proved property
  acquisition costs           372         238        546       1,385      1,507

Unproved property
  acquisition costs           841       2,542        720           -          -

Exploration                 1,519       3,400      2,225         280          -

Development                   889       1,226      1,173       1,881      1,654
			   ------      ------     ------      ------     ------
			   $3,818      $7,745     $5,369      $3,911     $3,364
			   ======      ======     ======      ======     ======

    Except for its oil and gas leases with third parties, the Company has no material patents, licenses, franchises, or concessions which it considers significant to its oil and gas operations.

    The nature of the Company's business is such that it does not maintain or require a "backlog" of products, customer orders, or inventory.

    The Company's oil and gas operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

    The Company is not currently a party to any litigation, nor is it aware of any threatened litigation. The Company has not been a party to any bankruptcy, receivership, reorganization, adjustment, or similar proceeding.

    The Company was originally incorporated under the laws of the State of Texas on Novmber 26, 1979. On December 18, 1984, the Company was reincorporated in the State of Delaware.

    The executive offices of the Company are located at One Marienfeld Place, Suite 465, Midland, Texas 79701 and its telephone number at that address is
(915) 684-3727.

Industry Conditions

    During the past few years there has been an excess supply of, and reduced demand for, crude oil worldwide and natural gas in the United States. This excess supply has placed heavy pressures on prices for oil and gas and has reduced marketability, particularly for gas. There is substantial uncertainty regarding future prices and, accordingly, there can be no assurance that prices will not decline in the future. Although the Company believes that current economic conditions are favorable for acquiring producing oil and gas properties and for development drilling, no assurance can be given that these conditions will continue or that prices ultimately realized by the Company for sales of its oil and gas will be favorable in relation to drilling and related expenses.

Seasonal Nature of Business

    Generally, the Company's business activities are not seasonal in nature. However, weather conditions affect the demand for natural gas and can hinder drilling activities. Demand for natural gas is typically higher during winter months.

Risk of Company Operations

    Oil and gas drilling and production operations are highly speculative and involve a high degree of risk, and are marked by unprofitable efforts, not only from dry holes but from wells that, though productive, do not produce oil or gas in sufficient quantities to return a profit on the amounts expended. Further, the success of the Company's operations depends, in part, upon the ability of its management and technical personnel. Accordingly, there is no assurance that the Company's oil and gas drilling or acquisition activities will be successful, that any production will be obtained, or that any such production, if obtained, will be profitable.

    The Company's operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. The Company maintains general liability insurance, and obtains insurance against blowouts on a well-by-well basis, but it has not obtained insurance against such operating hazards as pollution risks. If the Company sustains an uninsured loss or liability, its ability to operate may be materially adversely affected.

Executive Officers

    At March 1, 1996, the executive officers of the Company were Thomas R. Cambridge and Larry C. Oldham.

    Mr. Cambridge, age 60, is the Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Cambridge is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such activities have been carried out through Cambridge Production, Inc., a Texas corporation. Mr. Cambridge has served as a Director of the Company since February, 1985 and as President since October, 1985. He received a Bachelors degree and a Masters of Science degree in Geology from the University of Nebraska in 1958 and 1960, respectively.

    Mr. Oldham, age 42, is President, Treasurer, Director and founder of the Company. Mr. Oldham has been employed by the Company for in excess of the past five years. He received a Bachelor of Business Administration degree from West Texas State University in 1975. Mr. Oldham is a member of the American Institute of Certified Public Accountants and a member of the Permian Basin Landman's Association.

    The term of both officers expires at the Company's annual meeting of directors or such other time as their respective successors are duly elected and qualified. There is no family relationship between the executive officers of the Company.

Employees

    At March 1, 1996, the Company had five full time employees. The Company also retains, from time to time, independent land, geological, geophysical and engineering consultants and expects to continue to do so in the future. Mr. Thomas R. Cambridge, the Chief Executive Officer and Chairman of the Board of Directors of the Company, serves the Company in the capacity of a consultant, and not as a full-time employee. Additionally, the Company retains seven contract pumpers on a month-to-month basis. The Company considers its employee relations to be satisfactory. None of the Company's employees are represented by a union. The Company has never experienced work stoppages or strikes as a result of labor disputes.

Wells Drilled

    Information concerning the number of gross and net wells drilled by the Company during the three years ended December 31, 1995 is as follows:

		  Exploratory Wells(1)                Development Wells(2)
	   ---------------------------------   ---------------------------------
	     Productive             Dry           Productive            Dry
	   --------------     --------------   --------------     --------------
	   Gross      Net     Gross      Net   Gross      Net     Gross      Net
	   -----      ---     -----      ---   -----      ---     -----      ---

1995        19.0     2.71       7.0     1.19     2.0      .40         -        -
1994         6.0     1.74       6.0     1.99     1.0      .81         -        -
1993         5.0     3.05       3.0      .65       -        -         -        -

__________________
(1) An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

(2) A development well is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.


    All of the Company's drilling is performed on a contract basis by third-party drilling contractors. The Company owns no drilling equipment.

    At March 1, 1996, the Company was participating in the drilling of one gross (.20 net) gas well in Wharton County, Texas.

Volumes, Prices and Lifting Costs

    The following table sets forth certain information regarding volumes of the Company's net production of natural gas and oil, the average sales prices per Bbl of oil and per Mcf of natural gas produced, and the average production (lifting) cost per equivalent barrel of oil ("EBO") for the three years ended December 31, 1995.

					 Year Ended December 31,
			       ---------------------------------------------
				   1995            1994              1993
                               ----------       ----------        ----------
    Net Production:
      Oil (Bbls)                  132,579          149,308           106,312
      Gas (Mcf)                 1,616,105        1,391,846           888,577

    Average Sales Price:
      Oil (per Bbl)                $17.26           $15.81            $16.86
      Gas (per Mcf)                $ 1.50           $ 1.68            $ 1.86

    Average Production
      Cost per EBO(1)              $ 3.65           $ 3.74            $ 5.13

--------------------

(1) An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

    The Company's 1995 gas sales represented approximately 52% of the Company's combined gas and oil sales for the year ended December 31, 1995.

Markets and Customers

    Substantially all of the Company's oil and gas production is sold at the well site on an "as produced" basis. During the year ended December 31, 1995, Enron Oil Transportation & Trading Company, Cox & Perkins Exploration, Inc., Texaco, Inc. and Patterson Petroleum Corporation, purchasers of the Company's oil and natural gas, accounted for 28%, 16%, 10% and 10%, respectively, of the Company's operating revenues for such period. The Company believes the loss of any one of such purchasers would not materially affect its ability to sell oil or natural gas, due to the availability of other purchasers in the Company's areas of operations.

Office Facilities

    The Company leases its home office facilities in Midland, Texas, which consists of approximately 4,673 square feet of office space, at a rental rate of $2,725 per month. The lease agreement expires by its own terms in June, 1999.

Competition

    The principal means of competition for the acquisition of oil and gas properties are the amount and terms of the consideration offered. The oil and gas industry is highly competitive, particularly with respect to the acquisition of development prospects and producing properties. Competitors include the major oil companies, independent oil and gas concerns and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those of the Company.

    The principal raw materials and resources necessary for the exploration for, and the acquisition, development, production and sale of, crude oil and natural gas are leasehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves, and knowledgeable personnel to conduct all phases of oil and gas operations. The Company must compete for such raw materials and resources with both major companies and independent oil operators. Although the Company believes its current inventories of raw materials are adequate to preclude any significant disruption of operations in the immediate future, the continued availability of such materials and resources to the Company cannot be assured. The nature of the Company's business is such that it does not maintain or require a "backlog" of products, customer orders or inventory.

Regulation

    Regulation of Oil and Gas Production. The Company's operations are affected in various degrees by political developments, federal and state laws and regulations. In particular, oil and gas production operations and economics are affected by price controls, tax and other laws relating to the petroleum industry, by changes in such laws and by changing administrative regulations and the interpretation and application of such rules and regulations.

    Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability.

    Price Controls on Liquid Hydrocarbons. Sales of oil, condensate and gas liquids by the Company are not regulated and may be made at uncontrolled market prices.

    Federal Regulation of Sales of Natural Gas. Historically, the transporta-tion and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). These statutes are administered by the

Federal Energy Regulatory Commission ("FERC"). Several major regulatory changes have been implemented by the FERC that have affected the economics of natural gas production, transportation and sales. In the past, the federal government has regulated the prices at which oil and gas could be sold. However, as a result of the enactment of the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act"), all price controls under the NGPA and all certificate and abandonment requirements applicable to producers under the NGA were phased out effective as of January 1, 1993.

    The FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry which remain subject to the FERC's jurisdiction. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. Beginning in 1992, FERC issued Order Nos. 636, 636-A and 636-B ("Order No. 636") for the purpose of restructuring the gas pipeline sales and transportation services in the United States. These rules require interstate pipelines to "unbundle" transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide non-discriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of capacity, and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. Although Order No. 636 does not directly regulate the Company's activities, the intended purpose of Order No. 636 is to increase competition in the natural gas industry. The impact of these FERC Orders significantly alters the traditional way natural gas has been purchased, transported and sold. However, because the restructuring requirements that emerge from the administrative and judicial review process may vary significantly from those presently in effect, and because implementation of the restructuring may vary by pipeline, it is not possible to predict the ultimate effects of the restructuring on the Company.

    In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

    The price at which the Company's natural gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil and coal and competition among various natural gas producers and marketer.

    State Regulation. Oil and gas operations are subject to a wide variety of state regulations. Administrative agencies in such jurisdictions may promulgate and enforce rules and regulations relating to virtually all aspects of the oil and gas business.

    The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conversation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the State of Texas and certain other states limit the rate at which oil and gas can be produced from the Company's properties.

    Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect the Company's operations and costs as a result of their effect on oil and gas exploration, development and production operations. At present, substantially all the Company's production of oil, condensate and gas is in states having conservation laws and regulations. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. The Company is able to control directly the operations of only those wells for which it acts as operator. Notwithstanding the Company's lack of control over wells operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Company. The Company believes that the oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an "owner" or "operator" of property where hazardous materials may exist or be present, the Company, like all others engaged in the petroleum industry, could be liable for fines and/or "clean-up" costs, regardless of whether the Company was responsible for the release of any hazardous substances. Although the Company has not been subject to the imposition of "clean-up" orders by the government, the potential for sudden and unpredictable liability attributable to the Company and the petroleum industry as a whole to environmental problems is a consideration of increasing importance to the Company and the petroleum industry as a whole.

ITEM 2.  PROPERTIES

General

    The principal properties of the Company consist of developed and undeveloped gas and oil leases and the gas and oil reserves associated with such leases. Generally, the terms of developed gas and oil leaseholds are continuing and such leases remain in force by virtue of, and so long as, production from lands under lease is maintained. Undeveloped gas and oil leaseholds are generally for a primary term, such as five or ten years, subject to maintenance with the payment of specified minimum delay rentals or extension by production.

Producing Wells and Acreage

    The following table summarizes the gross and net producing gas and oil wells and the gross and net developed and undeveloped acreage in which the Company owned an interest at December 31, 1995. Excluded is acreage in which the Company's interest is limited to royalty or similar interests.

		       Producing Wells                      Acreage
	       -------------------------------  --------------------------------
		    Oil              Gas           Developed       Undeveloped
	       --------------   --------------  ---------------  ---------------
	       Gross   Net(1)   Gross   Net(1)   Gross   Net(2)   Gross   Net(2)
New Mexico         -       -        -       -        -        -  11,357      354
Texas             93   59.64       56   20.17   42,062   24,088  32,444    4,700
Oklahoma           -       -        1     .25      320       80       -        -
		 ---   -----      ---   -----   ------   ------  ------    -----
    Total         93   59.64       57   20.42   42,382   24,168  43,801    5,054
		 ===   =====      ===   =====   ======   ======  ======    =====

--------------

(1) Net wells are computed by multiplying the number of gross wells by the Company's working interest in the gross wells.

(2) Net acres are computed by multiplying the number of gross acres by the Company's working interest in the gross acres.

    At December 31, 1995, the Company was serving as operator of 85 wells in which it owned interests. Approximately 35% of the discounted present value of the Company's gas and oil reserves at December 31, 1995 is attributable to wells operated by the Company. As operator, the Company supervises the drilling and completion of wells and production therefrom and the further development of surrounding properties. The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for the general and administrative expenses attendant to the operation of the wells.

Title to Properties

    As is customary in the oil and gas industry, the Company makes only a cursory review of title to undeveloped gas and oil leases at the time they are acquired by the Company. Such reviews, while consistent with industry practices, are inherently incomplete. It generally is not feasible to review in depth every individual property that the Company acquires, especially in the case of producing property acquisitions covering a large number of leases. Ordinarily, when the Company acquires producing properties, it will focus its review efforts on the higher-valued properties and will sample the remainder. However, even an in-depth review of all properties and records may not necessarily reveal existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. In the case of producing property acquisitions, inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. In the case of undeveloped leases or prospects acquired by the Company, the Company will, however, before drilling is commenced, cause a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well on the lease is commenced. The Company believes that it has good title to its oil and gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. The oil and gas properties owned by the Company are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. The Company does not believe that any of these encumbrances or burdens will materially affect the Company's ownership or use of its properties.

Gas and Oil Reserves

    Information concerning the Company's estimated proved gas and oil reserves at December 31, 1995 is included in Note 13 of the notes to financial statements contained herein under Item 8. - Financial Statements and Supplementary Data.

    During January and February, 1996, the Company participated in the completion of three gas wells in the Yegua gas trend of Wharton County, Texas. The Company owns a 20% working interest in each well. Although the Company is presently unable to accurately estimate the gas reserves attributable to these three wells, primarily as a result of their limited production history and performance, the Company believes, based on initial production tests and other available data, that these three wells could significantly increase the estimates of the Company's oil and gas reserves as reported at December 31, 1995. No other major discovery or other favorable or adverse event has occurred since January 1, 1996 which is believed to have caused a significant change in the estimated proved oil and gas reserves of the Company as reported at December 31, 1995.

    Estimates of the Company's proved reserves at December 31, 1995, 1994 and 1993 were made by Joe C. Neal & Associates, Midland, Texas, independent petroleum engineers, in accordance with guidelines established by the Securities and Exchange Commission. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth herein represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production subsequent to the date of such estimates.
Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

    In general, the volume of production from natural gas and oil properties decline as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future natural gas and oil production is therefore highly dependent upon its level of success in acquiring or finding additional reserves.

    The Company has no reserves outside the United States.

    The Company's gas and oil reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

    The Company's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.


ITEM 3.  LEGAL PROCEEDINGS

    None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The registrant did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1995.

				   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	 STOCKHOLDER MATTERS

    The Company's Common Stock commenced trading on the Nasdaq National Market System on June 1, 1994 and, prior to that time, was traded on the Nasdaq Small
Cap Market.  The Common Stock trades under the symbol "PLLL."   The following
table sets forth, on a per share basis for the periods indicated, the high and low bid quotations for the Common Stock prior to June 1, 1994 and the high and low last reported sales prices thereafter as reported by Nasdaq. The bid quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

							       Price
    1993                                        -----------------------------
						 High                    Low
      First quarter                              $1.56                  $ .75
      Second quarter                             $2.19                  $1.41
      Third quarter                              $3.94                  $1.88
      Fourth quarter                             $4.06                  $2.75

    1994

      First quarter                              $4.88                  $2.75
      Second quarter                             $4.75                  $3.75
      Third quarter                              $3.88                  $3.44
      Fourth quarter                             $3.63                  $2.88

    1995

      First quarter                              $3.19                  $2.00
      Second quarter                             $2.13                  $1.38
      Third quarter                              $2.50                  $1.69
      Fourth quarter                             $2.00                  $1.44


    The last sale price of the Company's Common Stock on March 1, 1996 was $2.25 per share, as reported on the Nasdaq National Market System.

    As of March 1, 1996, there were approximately 2,532 stockholders of record of the Company's Common Stock.

    The Company has never declared or paid any cash dividends on shares of its Common Stock and plans to continue the policy of not paying cash dividends. The Company's loan agreement with its bank lender prohibits the payment of cash dividends without the written consent of the bank.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected historical financial data for each of the years in the five-year period ended December 31, 1995. This data should be read in conjunction with the Company's Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below. The selected financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company:

				  Years Ended December 31,
		------------------------------------------------------------
		    1995       1994       1993        1992           1991
		----------- ---------- ----------   ----------    ----------
Operating
 revenues . . .$4,713,748   $4,692,706 $3,466,003    $3,075,069    $2,708,695
Operating
 expenses . . .$3,518,163   $3,339,478 $2,522,002    $2,213,700    $1,963,684
Income before
 extraordinary item and
 cumulative effect of accounting
 change. . . . $  137,080   $  444,360 $  376,547    $  379,240    $  266,559
Net income . . $  137,080   $  444,360 $  328,495(1) $  579,247(2) $  411,930(2)
Income before
 extraordinary item and
 cumulative effect of
 accounting change per
 common share. .$     .01   $     .03  $      .03    $      .03    $     .02
Net income per
 common share. .$     .01   $     .03  $      .02    $      .05    $     .03
Cash dividends -
 Common Stock . $       -   $       -  $        -    $        -    $      -
Weighted average common
 shares and common
 stock equivalents
 outstanding . .15,556,949  14,815,498  13,466,663    12,013,777   11,772,288
Present value of
 proved oil and gas
 reserves discounted at
 10% (before estimated
 federal income
 taxes) . . . .$25,890,050 $20,462,420 $21,137,370   $20,765,388  $16,010,845
Working
 capital. . .  $   639,299 $  (233,460)$  (355,029)  $   592,008  $ 1,004,075
Total assets . $23,914,698 $22,760,729 $16,180,298   $12,316,768  $10,145,428
Total
 liabilities. .$13,079,285 $13,431,823 $ 7,528,776   $ 6,976,356  $ 5,384,263
Long-term debt, less current
 maturities. . $11,674,625 $11,000,000 $ 5,809,000   $ 6,220,000  $ 5,006,721
Total stockholders'
 equity . . . .$10,835,413 $ 9,328,906 $ 8,717,074   $ 5,340,412  $ 4,761,165

------------------
(1) In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (FAS
    109)". The Company adopted FAS 109 in the first quarter of 1993. Upon adoption of FAS 109, a net deferred tax liability of $48,052 was recognized at January 1, 1993 reflecting the effects of a net book over tax basis and limited utilization of the net operating loss carryforwards.

(2) Represents a tax benefit from utilization of loss carryforward of $200,007 in 1992 and $145,371 in 1991.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

General

    Historically, the Company concentrated most of its drilling activities onshore in Texas in exploratory prospects. However, during the period 1988 through 1991, the Company deemphasized exploratory drilling and committed most of its available funds to the acquisition and enhancement of producing gas and oil properties and development drilling. In 1992, the Company returned its primary focus to exploratory drilling through the use of three-dimensional seismic technology.

    The Company's gas and oil producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition of gas and oil properties and with the exploration for and development of gas and oil reserves. Normal dispositions of gas and oil properties are accounted for as adjustments to capitalized costs, with no gain or loss recognized. Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. Such costs capitalized in 1995, 1994 and 1993 totaled approximately $512,000, $527,000 and $376,000, respectively. Depletion of such costs is provided using the units-of-production method based upon estimates of proved gas and oil reserves with gas and oil production being converted to a common unit of measure based upon their relative energy content. Depletion per equivalent unit of production (EBO) was $3.97, $4.07 and $3.55 for 1995, 1994 and 1993, respectively. Costs from unproved properties are excluded from depletion until evaluated. In accordance with the full cost method of accounting, the net capitalized costs of gas and oil properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and lower of cost or estimated fair value of unproved properties, net of tax considerations.

Results of Operations

    The Company's business activities are characterized by frequent, and sometimes significant, changes in reserve base, sources of production, product mix (gas versus oil volumes) and prices received by the Company for its gas and oil. Consequently, year to year or other periodic comparisons of the Company's results of operations can be difficult and may not fully and accurately describe the Company's condition. The following table sets forth selected operating data for the three years ended December 31, 1995:

					  Year Ended December 31,
			       ------------------------------------------------
				  1995                1994               1993
			       --------           ---------            --------
Production and Prices:

  Oil (Bbls)                    132,579            149,308              106,312
  Natural gas (Mcf)           1,616,105          1,391,846              888,577

  Oil price (per Bbl)          $  17.26           $  15.81             $  16.86
  Gas price (per Mcf)          $   1.50           $   1.68             $   1.86
  Ratio of oil to gas price     11.51/1             9.41/1               9.06/1
  Equivalent barrels of oil
    (EBO)(1)                    401,929            381,282              254,408
			       ========           ========             ========
  Increase in production
    volumes over prior year          5%                50%                  14%


Results of Operations per EBO:

  Oil and gas revenues           $11.72             $12.31               $13.54

  Costs and expenses:
    Lease operating expense        3.65               3.74                 5.13
    General and administrative      .57                .54                  .71
    Public reporting, auditing
      and legal                     .51                .36                  .46
    Depreciation, depletion and
      amortization                 4.02               4.12                 3.61
				 ------             ------               ------
	Total Costs and Expenses   8.75               8.76                 9.91
				 ------             ------               ------
  Operating income                 2.97               3.55                 3.63

  Other income (expense):
   Interest expense               (2.58)             (1.87)               (1.68)
   Other income (expense)           .12                .17                  .30
				 ------             ------               ------
  Income before income taxes and
   cumulative effect of accounting
   change per EBO                $  .51             $ 1.85               $ 2.25
				 ======             ======               ======

___________________

(1) An EBO (equivalent barrel of oil) means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

    Net income decreased $307,280 (69%) to $137,080 primarily due to a $503,197 decrease in income before income taxes and cumulative effect of accounting change, which was primarily due to a $323,574 increase in interest expense and a decrease of $157,643 in operating income.

    Oil and gas revenues increased $21,042 to $4,713,748 primarily due to the equivalent barrels of oil sold in 1995 increasing by 20,647 (5%) to 401,929 compared to 1994. The average sales price per EBO decreased 5% to $11.72 in 1995 compared to $12.31 in 1994.

    Costs and expenses increased $178,685 (5%) to $3,518,163 due to the following:

    1. Lease operating expense increased $40,584 (3%) to $1,467,893. The operating cost per EBO was $3.65 in 1995 compared to $3.74 in 1994. The lease operating expense per EBO is expected to decrease in fiscal 1996 as production increases disproportionately to lease operating expense on certain of the Company's recent completions which are flowing and have an estimated operating expense of less than $2.00 per EBO.

    2. General and administrative expense increased $23,356 (11%) to $227,448 primarily due to the increasing of staff by one employee and overall increases in general corporate legal expense, travel costs, consulting services and advertising costs.

    3. Public reporting, auditing and legal expense increased $68,518 (50%) to $204,893 primarily due to general increases in legal fees, director meeting expenses and postage expenses related to shareholder communication. Such costs are expected to decrease in fiscal 1996.

    4. Depreciation, depletion and amortization expense ("DD&A") increased $46,227 (3%) to $1,617,929 primarily due to the 5% increase in EBO sold in 1995. The DD&A rate per EBO in 1995 is $4.02 compared to $4.12 in 1994.

    Interest expense increased $323,574 (45%) to $1,035,093 because of the Company's increased borrowings to finance its enhancements, development drilling and three dimensional seismic technology activities. Interest expense is expected to stabilize or decrease in 1996 as the Company's activities are expected to be financed primarily with internal operating cash flow.

    The effective federal income tax rates for both 1994 and 1995 were 34%.

Comparison of Year Ended December 31, 1994 to Year Ended December 31, 1993

    Net income increased $115,865 (35%) to $444,360 primarily due to a $135,236 increase in income before income taxes and cumulative effect of accounting change. In 1993, the Company incurred a $48,052 charge associated with an accounting change for income taxes.

    Oil and gas revenues increased $1,246,703 (36%) to $4,692,706 primarily due to the equivalent barrels of oil sold in 1994 increasing by 126,874 (50%) to 381,282 compared to 1993. The average sales price per EBO decreased 9% to $12.31 in 1994 compared to $13.54 in 1993.

    Costs and expenses increased $817,476 (32%) to $3,339,478 due to the following:

    1. Lease operating expense increased $121,832 (9%) to $1,427,309 primarily due to the aforementioned 50% increase in EBO sold during fiscal 1994. The operating cost per EBO was $3.74 in 1994 compared to $5.13 in 1993. As anticipated, lease operating expenses per EBO have decreased as production increases disproportionately to lease operating expense on certain of the Company's recent completions which are flowing and have an estimated operating expense of less than $2.00 per EBO.

    2. General and administrative expense increased $22,306 (12%) to $204,092 primarily due to the increasing of staff by one employee and overall increases in general corporate legal expense, travel costs, consulting services and advertising costs.

    3. Public reporting, auditing and legal expense increased $20,610 (18%) to $136,375 primarily due to general increases in legal fees, director meeting expenses and postage expenses related to shareholder communication.

    4. Depreciation, depletion and amortization expense ("DD&A") increased $652,728 (71%) to $1,571,702 primarily due to the 50% increase in EBO sold in 1994. The DD&A rate per EBO in 1994 is $4.12 compared to $3.61 in 1993.

    Interest expense increased $284,499 (67%) to $711,519 because of the Company's increased borrowings to finance its producing property acquisitions, enhancements, development drilling and three dimensional seismic technology activities.

    The effective federal income tax rates for both 1993 and 1994 were 34%.

Liquidity and Capital Resources

    Working capital increased $872,759 as of December 31, 1995 compared to December 31, 1994. Current assets exceeded current liabilities by $639,299 at December 31, 1995 compared to a deficit of $233,460 at December 31, 1994. Current assets decreased primarily due to a decrease in undeveloped leases held for sale of $403,509, offset by an increase of $51,015 in accounts receivable. Current liabilities decreased because of a decrease in accounts payables of $1,147,018, resulting from the Company's payment of its vendors.

    In July, 1995, the Company and its bank lender amended and restated the Company's revolving credit facility and renewed and extended the Company's outstanding indebtedness under the facility. Interest only is payable on the outstanding principal balance of the revolving facility on the last day of each month through and including May 31, 1997. Under the restated credit facility, the revolving loan will automatically convert to a four-year term loan on June 1, 1997, payable in 48 equal installments of principal plus accrued and unpaid interest, with the final payment being due and payable on May 31, 2001. The aggregate principal amount of the Company's borrowings outstanding at any one time are limited to the lesser of $25,000,000 or the borrowing base then in effect. At March 7, 1996, the borrowing base was $14,250,000 and the aggregate principal amount outstanding at the same date was approximately $11,725,000. Commitment fees of 0.5% per annum on the difference between the loan commitment amount and the average daily amount of the loan are due quarterly. The borrowing base is redetermined by the Bank semi-annually on or about May 1 and November 1 of each year. The note bears interest at the bank's prime rate and is secured by substantially all of the Company's oil and gas properties. The restated loan agreement contains various restrictive covenants and compliance requirements, including maintenance of certain financial ratios, limitations on additional indebtedness and restrictions on the payment of dividends.

    The Company incurred costs of $5,041,265 in its oil and gas property acquisition and development activities, including undeveloped leases held for sale, for the year ended December 31, 1995. Such costs were financed by the utilization of working capital in addition to the sale of selected properties for $1,327,233, net cash provided by operating activities of $370,963 and net cash provided by financing activities of $2,179,910, which was attributable to net bank borrowings in the amount of $674,625 and net proceeds of $1,505,285 from the issuance of common stock.

    Historically, the Company concentrated most of its drilling activities onshore in Texas in exploratory prospects. However, from 1988 through 1991 the Company followed a policy of deemphasizing exploratory drilling and committing most of its available funds to the acquisition and enhancement of producing oil and gas properties and development drilling. Beginning in 1992, the Company again emphasized exploratory activities, primarily through the use of three-dimensional seismic technology. Based on the Company's projected oil and gas revenues and related expenses, management believes that its internally generated cash flow, coupled with proceeds from the Company's recent private placement of common stock and borrowings under the Company's lending facility, will be sufficient to fund its current operations. In addition, the Company continually reviews and considers alternative methods of financing.

Trends and Prices

    The Company's revenues, cash flows and borrowing capacity are affected by changes in oil and gas prices. The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond the control of the Company. The Company is unable to accurately predict domestic or worldwide political events or the effects of such other factors on the prices received by the Company for its gas and oil. The Company historically has not entered into transactions to hedge against changes in oil and gas prices, but may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices.

    During 1995, the average sales price received by the Company for its oil was approximately $17.26 per Bbl, as compared to $15.81 in 1994, while the average sales prices for the Company's gas was approximately $1.50 per Mcf in 1995, as compared to $1.68 per Mcf in 1994. At March 1, 1996, the price received by the Company for its oil production ranged from $18.00 to $19.00 per Bbl, while the price received by the Company, at that same date, for its gas production ranged from $1.60 to $2.00 per Mcf.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	 The Company's financial statements and supplementary financial data, which begin on page F-1, are included elsewhere herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	       ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

				    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Directors, officers and key employees of the Company at March 1, 1996 are as follows:

				   Director
     Name                 Age       Since         Position with Company
     ----                 ---      -------        ---------------------
Thomas R. Cambridge        60       1985     Chairman of the Board of Directors
											   and Chief Executive Officer

Larry C. Oldham            42       1979     President, Treasurer and Director

Danny H. Conklin(1)        61       1985     Director

Ernest R. Duke(1)          68       1980     Director

Myrle Greathouse(2)        73       1993     Director

Charles R. Pannill(2)      69       1982     Director

John S. Rutherford         35          -     Manager of Land/Administration

Eric A. Bayley             47          -     Manager of Engineering

Rebecca A. Burrell         41          -     Manager of Accounting

Thomas W. Ortloff          47          -     Secretary

______________________
(1)  Member of Audit Committee
(2)  Member of Compensation Committee


    Mr. Cambridge is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such oil and gas activities have been carried out through Cambridge Production, Inc., a Texas corporation. He received a Bachelors degree and a Master of Science degree in Geology from the University of Nebraska in 1958 and 1960, respectively.

    Mr. Oldham, a founder of the Company, has served as an officer and Director of the Company since its formation in 1979. Prior to the Company's formation,

Mr. Oldham was employed by Dorchester Gas Corporation during the period 1976 to 1979 and by KPMG Peat Marwick during 1975 to 1976. He received a Bachelor of Business Administration degree from West Texas State University in 1975. Mr. Oldham is a member of the American Institute of Certified Public Accountants and the Permian Basin Landman's Association.

    Mr. Conklin is an independent petroleum geologist and a principal partner in Philcon Development Co., a privately held oil and gas exploration partner-ship. Mr. Conklin is a director of Boatmens' First National Bank of Amarillo, Amarillo, Texas, a director of Southwestern Public Service Company, Amarillo, Texas, and former Chairman of the Independent Petroleum Association of America. Mr. Conklin received a Bachelor of Science degree in Geology from Oklahoma State University in 1957.

    Mr. Duke is the president and majority shareholder of Mustang Mud, Inc., a privately held oil field service company. He received a Bachelor of Science degree in Geology from Southern Methodist University in 1950.

    Mr. Greathouse is the chairman of the board of directors and sole share-holder of Wes-Tex Drilling Company, a corporation engaged in contract drilling of oil and gas wells and, to a lesser extent, oil and gas exploration and production. Mr. Greathouse graduated from the University of Oklahoma in 1949 with a degree in Business Administration.

    Mr. Pannill was employed by The Western Company of North America for over thirty years until his retirement in February, 1982. During his employment with The Western Company of North America, Mr. Pannill served in various capacities, including those of an executive officer and director. He received a Bachelor of Science degree in Geology from Texas A&M University in 1950.

    Mr. Rutherford has been a full-time employee of the Company since October, 1993. From May, 1991 to October, 1993, Mr. Rutherford served as a consultant to the Company, devoting substantially all of his time to the Company's business. Mr. Rutherford graduated from Oral Roberts University in 1982 with a degree in Education and in 1986, he graduated from Baylor University with a Master's degree in Business Administration. From April, 1988 to April, 1991, Mr. Rutherford was a Vice President in the energy lending division of Texas Commerce Bank, National Association, Midland, Texas.

    Mr. Bayley has been a full-time employee of the Company since October, 1993. From December, 1990 to October, 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to the Company. Mr. Bayley graduated from Texas A&M University in 1978 with a B.S. degree in Petroleum Engineering, and in 1984, Mr. Bayley graduated from the University of Texas of the Permian Basin with a Master's of Business Administration degree.

    Mrs. Burrell has been a full-time employee of the Company since January, 1985. Mrs. Burrell graduated from Jacksonville College in 1974 with a degree in accounting and has worked in oil and gas accounting since 1978.

    Mr. Ortloff has been a shareholder in the law firm of Lynch, Chappell & Alsup, a professional corporation, Midland, Texas, for in excess of the past five years.

    Directors of the Company hold office until the annual meeting of stock-holders following their election or appointment and until their respective successors have been duly elected or appointed. Officers of the Company are appointed annually by the Company's Board of Directors to serve at the Board's discretion and until their respective successors in office are duly appointed. There are no family relationships between any of the Directors or officers of the Company.

Consulting Arrangements

    In furtherance of its overall business strategy, the Company continually attempts to maintain and control its general and administrative expenses within parameters the Company believes to be compatible with the size of the Company, its level of activities and projected future activities, but without impairing the quality of services and organizational structure necessary for the efficient administration of the Company's business. In addition to the services provided by Messrs. Cambridge and Oldham, the Company also relies extensively on its key employees and outside advisors and consultants to provide technical and administrative services and support in the operation of the Company's business.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Annual Compensation

    The Summary Compensation Table below sets forth for each of the three fiscal years ended December 31, 1995, a summary of the types and amounts of compensa-tion paid to the executive officers of the Company.

			  Summary Compensation Table

						Long-Term Compensation
					   -------------------------------
		      Annual Compensation        Awards            Payouts
		      -------------------  ----------------------  -------
				   Other                                  All
				   Annual  Restricted  Securities  LTIP   Other
     Name                          Compen-   Stock     Underlying  Pay-  Compen-
and Principal   Year  Salary Bonus sation    Awards     Options/   outs  sation
   Position             ($)   ($)    ($)      ($)       SARs(#)    ($)    ($)

T.R. Cambridge 1995 $62,475 $3,560 $   900       0         0         0      0
 Chief Executive
 Officer and   1994 $52,500 $  500 $   900       0         0         0      0
 Chairman of
 the Board of  1993 $51,500 $1,000 $   900       0      100,000      0      0
 Directors


L.C. Oldham    1995 $92,181 $5,015 $11,521(1)    0         0         0 $2,765(2)
 President,
 Treasurer     1994 $87,792 $4,800 $10,809(1)    0         0         0 $1,129(2)
 and Director
	       1993 $85,571 $1,000 $10,317(1)    0      100,000      0      0


(1) Such amount includes insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $9,171 for 1995; $8,445 for 1994; and $7,779 for 1993.

(2) Such amount represents contributions made by the Company to Mr. Oldham's individual retirement account maintained under the Company's 408(k) simplified employee pension plan/individual retirement account as follows:
     $2,765 for 1995; and $1,129 for 1994.

Stock Options

    The Company has in the past utilized stock options as part of its overall compensation of Directors, officers and employees. Narrative descriptions of the Company's stock option plans and outstanding stock options are set forth under the caption "Stock Option Plans" below. No stock options were granted in 1995 to any of the Company's executive officers.

    The following table sets forth certain information with respect to stock option exercises during the fiscal year ended December 31, 1995 by the executive officers of the Company and the value of each such executive officer's unexercised stock options at December 31, 1995.

		      Aggregated Option/SAR Exercises in

	      Last Fiscal Year and Fiscal Year - End Option/SAR Values
								   Value of
								 Unexercised
					     Number of          in-the-Money
				     Securities Underlying        Options
		 Shares               Unexercised Options    at Fiscal Year-End
		Acquired            at Fiscal Year-End (#)         ($)(2)
		   on       Value   ---------------------- --------------------
		Exercise  Realized    Exercis- Unexercis-  Exercis-  Unexerci-
     Name         (#)      ($)(1)       able    able         able      able
--------------  --------  --------  ---------- ----------  --------  ----------
T.R. Cambridge   35,000    $14,350    200,000    50,000    $172,500    -   (3)

L.C. Oldham        -          -       587,000    50,000    $666,720    -   (3)

_______________
(1) The value realized is equal to the fair market value of a share of Common Stock on the date of exercise ($1.44 per share), based on the last sale price of the Company's Common Stock, less the exercise price.

(2) Value of in-the-money options is equal to the fair market value of a share of Common Stock at fiscal year-end ($1.79 per share), based on the last sale price of the Company's Common Stock, less the exercise price.

(3) The unexercisable portion of a stock option held by the named executive officer was not "in-the-money" at year-end, as the exercise price of such option ($3.94) exceeded the fair market value ($1.79) of the Company's Common Stock on such date.

Change of Control Arrangements

    The Company's outstanding stock options and stop option plans contain certain "change of control" provisions which are applicable to the Company's outstanding stock options, including the options held by Messrs. Cambridge and Oldham, and other Directors of the Company. Such provisions include the following: if (i) the Company is not the surviving entity in any merger or consolidation, (ii) the Company sells, leases or exchanges all or substantially all of its assets, (iii) the Company is to be dissolved and liquidated, (iv) any person or group acquires beneficial ownership of more than 50% of the Company's outstanding Common Stock, or (v) in connection with a contested election of directors, the persons who were directors of the Company before such election cease to constitute a majority of the Board of Directors (each such event, a "Corporate Change"), then within (a) ten days after approval by the stockholders of the Company of such merger, consolidation, sale, lease or exchange of assets or dissolution or election of directors or (b) thirty days of such change of control, the Compensation Committee (the "Committee") of the Board of Directors shall effect one or more of the following alternatives: (1) accelerate the time at which options may be exercised, (2) require the mandatory surrender to the Company by optionees of some or all of such options, in which event the Committee shall cancel such options and pay to each the "Change of Control Value", (3) make such adjustments to such options as the Committee deems appropriate to reflect such Corporate Change or (4) provide that thereafter upon any exercise of an option theretofore granted the optionee shall be entitled to purchase under such option, in lieu of the number of shares of Common Stock as to which such option shall then be exercisable, the number and class of shares of stock or other securities or property to which the optionee would have been entitled pursuant to the terms of the agreement of merger, consolidation or sale of assets and dissolution if, immediately prior to such merger, consolidation or sale of assets and dissolution the optionee had been the holder of record of the number of shares of Common Stock as to which such option is then exercisable. In the event of a Corporate Change, any then outstanding options held by non-employee Directors shall become fully exercisable on the fifth day following the approval by the stockholders of the Company of such Corporate Change. The "Change of Control Value" is an amount equal to, whichever is applicable, (i) the per share price offered to stockholders of the Company in any merger, consolidation, sale of assets or dissolution transaction, (ii) the price per share offered to stockholders of the Company in any tender offer or exchange offer whereby a Corporate Change takes place, or (iii) if such Corporate Change occurs other than pursuant to a tender or exchange offer, the fair market value per share of the shares into which such options being surrendered are exercisable, as determined by the Committee as of the date determined by the Committee to be the date of cancellation and surrender of such options.

Compensation of Directors

    Danny H. Conklin, Ernest R. Duke, Myrle Greathouse and Charles R. Pannill, non-employee Directors of the Company, each receive $1,000 for attendance at meetings of the Board of Directors and $500 for attendance at meetings of Board committees of which they are members. All Directors are reimbursed for expenses incurred in connection with attending meetings.

    The Company's 1992 Stock Option Plan provides for the granting of a one-time option to purchase 25,000 shares of the Company's Common Stock to each individual who was a non-employee director of the Company on March 1, 1992 and to each individual who becomes a non-employee director following March 1, 1992. No options were granted in 1995 pursuant to this arrangement.

Stock Option Plans

    1981 Non-Qualified Stock Option Plan. In May, 1981, the Company's stock-holders approved and adopted a Non-Qualified Stock Option Plan (the "1981 Plan") for its officers and employees. Although the 1981 Plan expired by its own terms on March 31, 1991, one non-qualified stock option to purchase 35,000 shares of Common Stock, which was granted prior to March 31, 1991, remained outstanding and subject to the terms of the 1981 Plan until such option was exercised in June, 1995. The 1981 Plan authorized the granting of options to purchase a total of 300,000 shares of the Company's Common Stock. All stock options granted under the 1981 Plan were granted with exercise prices equal to the fair market value of the Company's Common Stock on the date of grant. Subject to the right of accumulation, options granted under the 1981 Plan became exercis-able as to 20% of the shares one year after the date of grant, with an additional 20% becoming exercisable at the end of each year thereafter. All options expired, unless earlier exercised, five years after the date of grant. Options were not permitted to be granted to an optionee if, immediately after the grant, the total number of shares of Common Stock beneficially owned, directly or indirectly, or subject to options held by such employee, whether then exercisable or not, exceeded 10% of the total combined voting power of all classes of shares of the Company. The 1981 Plan was administered by the Compensation Committee of the Company's Board of Directors. Members of the Compensation Committee did not participate in the 1981 Plan.

    1983 Incentive Stock Option Plan. In May, 1984, the Company's stockholders approved and adopted the Company's 1983 Incentive Stock Option Plan (the "1983 Plan"). Options granted under the 1983 Plan are intended to be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), which, generally, provides the holder of an "incentive" option with certain favorable tax benefits. Under the terms of the 1983 Plan, all employees of the Company were eligible to participate. The 1983 Plan authorized the granting of options to purchase a total of 750,000 shares of the Company's Common Stock. The exercise price of options granted under the 1983 Plan must be at least equal to the fair market value of the Company's Common Stock on the date of grant. Options under the 1983 Plan may not be exercised until one year from the date of grant. Subject to the right of accumulation, each option is exercisable as to one-third of the shares optioned one year after the date of grant, with an additional one-third of the shares becoming exercis-able at the end of each year thereafter. Options are cumulative and, to the extent not exercised in each annual period, may be exercised in whole or in part three years after the date of grant. All options expire, in any event, ten years after the date of grant. Although the 1983 Plan expired by its own terms on May 19, 1993, incentive stock options to purchase 537,000 shares of Common Stock, which were granted prior to May 19, 1993, remain outstanding and subject to all terms and conditions of the 1983 Plan. The 1983 Plan is administered by the Compensation Committee of the Company's Board of Directors. Members of the Compensation Committee are not eligible to participate in the 1983 Plan.

    1992 Stock Option Plan. In May, 1992, the Company's stockholders approved and adopted the Company's 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan provides for the granting to key employees (including officers and Directors who are also key employees) of the Company and Directors who are not employees of the Company of options to purchase up to an aggregate of 750,000 shares of Common Stock. Options granted under the 1992 Plan to employees may be either incentive stock options within the meaning of Section 422 of the Code, or options which do not constitute incentive stock options. Options granted to non-employee Directors will not be incentive stock options.

    The 1992 Plan is administered by the Board's Compensation Committee, none of whom are eligible to participate in the 1992 Plan except to receive a one-time option to purchase 25,000 shares at the time he becomes a Director. The Compensation Committee has the sole authority to select the employees who are to be granted options, to establish the number of shares issuable under each option and to establish such terms and conditions as may be approved by the Compensa-tion Committee, except that the purchase price of Common Stock issued under each option shall not be less than the fair market value of the stock subject to the option at the time of grant.

    The 1992 Plan provides for the granting of an option to purchase 25,000 shares of Common Stock to each individual who was a non-employee Director of the Company on March 1, 1992 and to each individual who becomes a non-employee Director following March 1, 1992. Members of the Compensation Committee are not eligible, and shall not have been eligible at any time within one year prior to their appointment to the Compensation Committee, to participate in a Company stock plan, other than the eligibility of non-employee Directors to receive a non-qualified stock option to purchase 25,000 shares of Common Stock as described above, or to participate in any other Company stock plan which would not cause such members to cease to be "disinterested persons" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934.

    An option may be granted in exchange for an individual's right and option to purchase shares of Common Stock pursuant to the terms of an agreement that existed prior to the date such option is granted ("Prior Option"). An option agreement that grants an option in exchange for a Prior Option must provide for the surrender and cancellation of the Prior Option. The purchase price of Common Stock issued under an option granted in exchange for a Prior Option shall be determined by the Compensation Committee and, such purchase price may, without limitation, be equal to the price for which the optionee could have purchased Common Stock under the Prior Option.

    The Board of Directors of the Company may amend or terminate the 1992 Plan at any time, but may not in any way terminate or restrict the rights of a participant under an outstanding option without the consent of such participant. The Board of Directors may not make any alteration or amendment which would materially increase the benefits accruing to participants under the 1992 Plan, increase the aggregate number of shares which may be issued pursuant to the provisions of the 1992 Plan, change the class of individuals eligible to receive options under the 1992 Plan, or extend the term of the 1992 Plan, without theapproval of the stockholders of the Company.

    The 1992 Plan will terminate upon and no further options may be granted thereunder after the expiration of ten years from the date of its adoption by the Board of Directors.

    Other Option Grants. In addition to the stock options granted pursuant to the Company's 1981, 1983 and 1992 stock option plans, the Company has, on two occasions, granted stock options to Mr. Cambridge pursuant to the general corporate powers of the Company, rather than pursuant to such plans. Upon recommendation of the Company's Compensation Committee, the Board of Directors of the Company granted a non-qualified stock option to Mr. Cambridge to purchase 150,000 shares of Common Stock at an exercise price of $.64 per share, the fair market value of the Common Stock on December 11, 1991, the date of grant. The option became exercisable as to 50,000 shares on each of December 11, 1992, 1993 and 1994. On October 18, 1993, and upon further recommendation of the Company's Compensation Committee, the Board of Directors granted a non-qualified stock option to Mr. Cambridge to purchase 100,000 shares of Common Stock at an exercise price of $3.9375 per share, the fair market value of the Common Stock on the date of grant. The option is exercisable in four equal annual increments of 25,000 shares, commencing on October 18, 1994. Neither option is transferable other than by will or the laws of descent and distribution and both options terminate ten years from the date of grant.

Retirement Plan

    The Company maintains under Section 408(k) of the Code a combination simplified employee pension ("SEP") and individual retirement account ("IRA") plan (the "SEP/IRA") for eligible employees. Generally, eligible employees include all employees who are at least twenty-one years of age.

    Company contributions to employee SEP accounts may be made from time to time at the discretion of the Company, as authorized from time to time by the Compensation Committee of the Board of Directors, and the percentage of such contributions may also vary from time to time. However, the same percentage contribution must be made for all participating employees. The Company is not required to make annual contributions to the employees SEP accounts. The Company may make tax-deductible contributions for each employee participant of up to 15% of such participant's compensation or $30,000, whichever is less. Under the prototype simplified employee pension plan adopted by the Company, all of the Company's SEP contributions must be made to SEP/IRAs maintained with the sponsor of the plan, a national investment banking firm. All contributions to employees' accounts are immediately 100% vested and become the property of each employee at the time of contribution, including employer contributions, income-deferral contributions and IRA contributions. Generally, earnings on contribu-tions to an employee's SEP/IRA account are not subject to federal income tax until withdrawn.

    In addition to receiving SEP contributions by the Company, employees may make individual annual IRA contributions of up to the lesser of $2,000 or 100% of compensation. Each employee is responsible for the investment of funds in his or her own SEP/IRA and can select investments offered through the sponsor of the plan.

    Distributions may be taken by employees at any time and must commence by April 1st following the year in which the employee attains age 70 1/2.

    The Company presently makes matching contributions to employee accounts in an amount equal to the contribution made by each employee, not to exceed, however, 3% of each such employee's salary during any calendar year. During the fiscal year ended December 31, 1995, the Company contributed an aggregate of $6,739 to the accounts of four employee participants, of which $2,765 was allocated to the account of Mr. Oldham, the President and a Director of the Company.

<PAGE 37>


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	  MANAGEMENT

    The following table sets forth certain information as of March 1, 1996 with respect to the beneficial ownership of Common Stock by (i) each person known to the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) the executive officers named in the Summary Compensation Table under
Item 11, "Executive Compensation", (iii) each Director of the Company, and (iv) all executive officers and Directors of the Company as a group:

								     Percent
Name and Address                      Amount and Nature of              of
of Beneficial Owner                   Beneficial Ownership (1)      Class (2)
-------------------                   ------------------------      ---------

Thomas R. Cambridge                          887,045 (3)              5.89%
  216 Texas Commerce Bank Building
  Amarillo, Texas  79109

Danny H. Conklin                             120,624 (4)                *
  730 First National Place I
  Amarillo, Texas  79101

Ernest R. Duke                               199,973 (5)              1.35%
  408 West Wall Street
  Midland, Texas  79701

Myrle Greathouse                           1,020,304 (6)              6.86%
  401 Cypress, Suite 519
  Abilene, Texas  79601

Larry C. Oldham                              781,090 (7)              5.10%
  One Marienfeld Place, Suite 465
  Midland, Texas  79701

Charles R. Pannill                            95,495 (8)                *
  3416 Acorn Run
  Fort Worth, Texas  76019

Wes-Tex Drilling Company                     972,488 (9)              6.55%
  519 First National Bank Building West
  Abilene, Texas 79601

All Executive Officers and Directors       3,104,531 (10)            19.74%
  as a Group (6 persons)

___________________
 *   Less than one percent.

(1) Unless otherwise indicated, all shares of Common Stock are held directly with sole voting and investment powers.

(2) Securities not outstanding, but included in the beneficial ownership of each such person are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) Includes 200,000 shares of Common Stock underlying presently exercisable stock options.

(4) Includes 25,000 shares of Common Stock underlying a presently exercisable stock option.

(5) Includes 12,500 shares of Common Stock underlying a presently exercisable stock option. Also included are 74,395 shares held by Duke and Cain Partnership, a general partnership in which Mr. Duke is a partner, and 10,000 shares held in the name of Mr. Duke's wife. Mr. Duke has shared voting and investment powers with respect to such shares.

(6) Includes 972,488 shares of Common Stock held directly by Wes-Tex Drilling Company ("Wes-Tex"), a Texas corporation. Mr. Greathouse is the chairman of the board of directors and sole shareholder of Wes-Tex and, accordingly, has shared voting and investment powers with respect to such shares. Also included are 25,000 shares of Common Stock underlying a presently exercis-able stock option, and 816 shares held by a twenty-two member investment club, of which Mr. Greathouse is a member, and as to which Mr. Greathouse has shared voting and investment powers. See note 9 below.

(7) Includes 587,000 shares of Common Stock underlying presently exercisable stock options.

(8) Includes 25,000 shares of Common Stock underlying a presently exercisable stock option. Also included are 1,300 shares held by Mr. Pannill as custodian for the benefit of two minor grandchildren and as to which Mr. Pannill disclaims beneficial ownership.

(9) Mr. Greathouse, a Director of the Company, is the chairman of the board of directors and sole shareholder of Wes-Tex Drilling Company. Wes-Tex has shared voting and investment powers with respect to such shares. See note 6 above.

(10)Includes 874,500 shares of Common Stock underlying presently exercisable stock options.

Beneficial Ownership Reports

    Section 16(a) of the Securities Exchange Act of 1934 requires, among other things, that the Company's Directors and officers file at specified times reports of beneficial ownership and changes in beneficial ownership of the Company's Common Stock and other equity securities. To the Company's knowledge, all Section 16(a) filing requirements have been complied with.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Historically, Wes-Tex Drilling Company ("Wes-Tex"), a Texas corporation, has provided contract drilling and other related oil and gas services to the Company in connection with the Company's oil and gas exploration and development activities, and it is anticipated that Wes-Tex will continue to perform contract drilling services for the Company in the future. Myrle Greathouse, a director and the sole shareholder of Wes-Tex, has served as a Director of the Company since December, 1993. During the year ended December 31, 1995, the Company paid approximately $234,800 to Wes-Tex for contract drilling services provided by Wes-Tex during 1994. The largest aggregate amount outstanding and owed by the Company to Wes-Tex at one time during the fiscal year ended December 31, 1995 was approximately $234,800. At December 31, 1995, the Company was not indebted to Wes-Tex.

    From time to time, Wes-Tex acquires undivided interests in oil and gas leasehold acreage from the Company and participates with the Company and other interest owners in the drilling and development of such acreage. Wes-Tex participates in such operations under standard form operating agreements on the same or similar terms afforded by the Company to nonaffiliated third parties. The Company invoices all working interest owners, including Wes-Tex, on a monthly basis, without interest, for their pro rata share of lease acquisition, drilling and operating expenses. During the year ended December 31, 1995, the Company billed Wes-Tex the aggregate amount of approximately $26,400 for Wes-Tex's proportionate share of lease operating expenses incurred on properties operated by the Company. The largest amount owed to the Company by Wes-Tex at any one time during the year ended December 31, 1995 for its share of lease operating expenses was approximately $12,000, and at December 31, 1995, Wes-Tex owed the Company approximately $1,600 for such expenses. During the fiscal year ended December 31, 1995, the Company disbursed approximately $93,800 to Wes-Tex in payment of revenues attributable to Wes-Tex's pro rata share of the proceeds from sales of gas and oil produced from properties in which Wes-Tex and the Company owned interests.

    In February, 1995, the Company privately placed 644,150 shares of its Common Stock for the purpose of repaying a portion of the Company's bank debt. Wes-Tex purchased 40,000 shares of Common Stock for $100,000 and Barbara Duke, the wife of E. R. Duke, a Director of the Company, purchased 10,000 shares for $25,000. The shares were purchased on the same terms as all other investors in the offering.

    E. R. Duke, a Director of the Company, is the sole shareholder and director of Mustang Mud, Inc. ("Mustang"), an oil field service company primarily engaged in the sale and application of drilling fluids and chemicals used in the drilling of wells. The Company has, in the past, purchased supplies and services from Mustang in connection with the Company's drilling activities. Although the Company did not purchase any supplies or services from Mustang in 1995, the Company paid approximately $2,500 to Mustang in 1995 for supplies and services provided by Mustang in 1994. The Company was not indebted to Mustang at December 31 1995.

    Mr. Duke and Mustang each own interests in three oil properties in which the Company also owns interests, two of which are operated by the Company. In 1995, the Company billed Mr. Duke and Mustang the aggregate amount of approximately $12,100 and $2,300, respectively, for lease operating expenses. During the same period, Mr. Duke and Mustang paid the Company approximately $11,500 and $2,300, respectively. At December 31, 1995, Mr. Duke and Mustang owed the Company approximately $1,200 and $120, respectively, for their pro rata share of lease operating expenses. During 1995, the Company disbursed approximately $69,600 and $3,500, respectively, to Mr. Duke and Mustang in payment of their pro rata share of the proceeds from sales of oil produced from properties in which Mr. Duke, Mustang and the Company owned interests.

    During the year ended December 31, 1995, Cambridge Production, Inc. ("CPI"), a corporation owned by Mr. Cambridge, served as operator of 18 wells on oil and gas leases in which the Company owned an interest. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing of production, employment of field personnel, maintenance of production and other records, determining the location and timing of drilling of wells, gas contract administration, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 1995, CPI billed the Company approximately $348,000, which included $201,000 for the Company's pro rata share of lease operating expenses and $147,000 for the Company's pro rata share of drilling expenses. Of the total amount billed to the Company, approximately $330,000 was paid by the Company to CPI during 1995. The largest amount owed by the Company to CPI at any one time during 1995 was approximately $59,800, and at December 31, 1995, the Company owed CPI approximately $20,600. CPI's billings to the Company are made monthly on the same basis as made to all other working interest owners in the wells. The Company's pro rata share of oil and gas sales during 1995 from the wells operated by CPI was approximately $130,000.

    The Company owns a 25% working interest in the Southeast Leedey Prospect in Custer County, Oklahoma, which is operated by Philcon Development Co. ("Philcon"), a privately owned partnership engaged in the exploration for, development and production of oil and gas. Danny H. Conklin, a Director of the Company, is a principal partner of Philcon. During 1995, the Company paid Philcon approximately $74,700 for the Company's pro rata share of lease costs and related drilling and operating expenses, of which $4,124 was billed by Philcon to the Company in 1995 and the remainder of which was billed to the Company in 1994. The Company was not indebted to Philcon at December 31, 1995. The largest aggregate amount outstanding and owed by the Company to Philcon at any one time during 1995 was approximately $70,300.

    Management of the Company believes that each of the above referenced trans-actions was made on terms no less favorable than if such transactions had been entered into with an unrelated party.

				   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
	  REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

	  For a list of Financial Statements and Schedules, see
	  "Index to the Financial Statements and Schedules" on page F-1, and incorporated herein by reference.

     (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended December 31, 1995.

     (c)  Exhibits:

	  Exhibit
	    No.       Description of Exhibit
	  -------     ----------------------
	    3.1       Certificate of Incorporation of Registrant (Incorporated
		      by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1988.)

	  * 3.2       Bylaws of Registrant

	    4.1 Certificate of Merger merging Parallel Petroleum Corporation, a Texas corporation, into Registrant (Incorporated by reference to Exhibit 4.1 to Form 10-K of the Registrant as filed with the Securities and Exchange Commission on April 1, 1985.)

	    4.2 Agreement and Plan of Merger Dated July 17, 1984 between Parallel Petroleum Corporation, a Texas corporation, and the Registrant (Incorporated by reference to Exhibit 2.1 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984 and October 25, 1984, respectively.)

		      Executive Compensation Plans and Arrangements (Exhibit No.'s 10.1 through 10.6):

	    10.1 1981 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984 and October 25, 1984, respectively.)

	    10.2 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.)

	    10.3      1992 Stock Option Plan  (Incorporated by reference to
		      Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.)

	    10.4 Stock Option Agreement between Parallel Petroleum Corporation and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)

	    10.5 Stock Option Agreement between Parallel Petroleum Corporation and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.)

	 *  10.6      Merrill Lynch, Pierce, Fenner & Smith Incorporated Proto-
		      type Simplified Employee Pension Plan

	    10.7 Restated Loan Agreement dated July 31, 1995 between Parallel Petroleum Corporation and NationsBank of Texas, N.A. (Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 1995.)

	 *  24.1      Consent of Independent Auditors

	 *  24.2      Consent of Independent Petroleum Engineers

	 *  27        Financial Data Schedule
_________________________

*    Filed herewith.

			 PARALLEL PETROLEUM CORPORATION

		 Index to the Financial Statements and Schedules



									  Page

Independent Auditors' Report                                              F-2

Financial Statements:

	Balance Sheets at December 31, 1995 and 1994                      F-3

	Statements of Income for the years ended
		December 31, 1995, 1994 and 1993                          F-4

	Statements of Stockholders' Equity for the
		years ended December 31, 1995, 1994 and 1993              F-5

	Statements of Cash Flows for the years ended
		December 31, 1995, 1994 and 1993                          F-6

	Notes to Financial Statements                                     F-7






All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

			    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Parallel Petroleum Corporation:


We have audited the financial statements of Parallel Petroleum Corporation as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 5 to the financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


						KPMG PEAT MARWICK LLP


Midland, Texas
February 2, 1996

			  PARALLEL PETROLEUM CORPORATION

				  Balance Sheets

			     December 31, 1995 and 1994

Assets                                                      1995        1994
------                                                     ------      ------
Current assets:
     Cash and cash equivalents                       $    558,748     598,465
     Accounts Receivable:
	 Oil & Gas                                        648,000     470,000
	 Others, net of allowance for doubtful
	    accounts of $28,130 in 1995 and
	    $28,094 in 1994                               115,318     242,886
	 Affiliate                                          2,932       2,349
						     ------------  ----------
							  766,250     715,235
	 Prepaid expenses and other                        16,293      12,581
	 Undeveloped leases held for sale                  60,413     463,922
	 Deferred income taxes                            114,240          --
						     ------------  ----------
		  Total current assets                  1,515,944   1,790,203
						     ------------  ----------

Property and equipment, at cost:
     Oil and gas properties, full cost method          30,879,615  27,657,884
     Other                                                315,983     298,040
						     ------------  ----------
						       31,195,598  27,955,924
     Less accumulated depreciation and depletion        8,837,838   7,232,197
						     ------------  ----------
		  Net property and equipment           22,357,760  20,723,727
						     ------------  ----------

Other assets, net of accumulated amortization of
   $24,500 in 1995 and $20,000 in 1994                     40,994     246,799
						     ------------  ----------
						     $ 23,914,698  22,760,729
						     ============  ==========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities:
	 Trade                                       $    856,088   1,696,338
	 Affiliate                                         20,557     327,325
						     ------------  ----------
		  Total current liabilities               876,645   2,023,663
						     ------------  ----------
Long-term debt                                         11,674,625  11,000,000
Deferred revenue                                            --         49,632
Deferred income taxes                                     528,015     358,528

Stockholders' equity:
     Preferred stock - par value of $.10 per share,
	  authorized 40,000,000 shares, none issued           --          --
     Common stock- par value of $.01 per share,
	  authorized 100,000,000 shares, issued
	  and outstanding 14,854,108 in 1995 and
	  14,174,888 in 1994                              148,540     141,749
     Additional paid-in surplus                        11,662,897  10,300,261
     Accumulated deficit                                 (976,024) (1,113,104)
						     ------------  ----------
		  Total stockholders' equity           10,835,413   9,328,906
Contingencies                                                  --          --
						     ------------  ----------
						     $ 23,914,698  22,760,729
						     ============  ==========


See accompanying notes to financial statements.

			  PARALLEL PETROLEUM CORPORATION

			      Statements of Income

		   Years ended December 31, 1995, 1994 and 1993

					       1995         1994         1993
					      ------       ------       ------
Oil and gas revenues                     $  4,713,748    4,692,706    3,446,003
					 ------------ ------------ ------------

Costs and expenses:
    Lease operating expense                 1,467,893    1,427,309    1,305,477
    General and administrative                227,448      204,092      181,786
    Public reporting, auditing and legal      204,893      136,375      115,765
    Depreciation, depletion
       and amortization                     1,617,929    1,571,702      918,974
					 ------------ ------------ ------------

	    Total costs and expenses        3,518,163    3,339,478    2,522,002
					 ------------ ------------ ------------

	    Operating income                1,195,585    1,353,228      924,001
					 ------------ ------------ ------------

Other income (expense), net:
    Interest income                               316          322          407
    Other income                               51,313       69,216       83,328
    Interest expense                       (1,035,093)    (711,519)    (427,020)
    Other expense                              (7,537)      (3,466)      (8,171)
					 ------------ ------------ ------------
	    Total other expense, net         (991,001)    (645,447)    (351,456)
					 ------------ ------------ ------------

Income before income taxes and cumulative
    effect of accounting change               204,584      707,781      572,545
					 ------------ ------------ ------------

Income tax expense - deferred                  67,504      263,421      195,998
					 ------------ ------------ ------------
Income before cumulative effect of
    accounting change                         137,080      444,360      376,547

Cumulative effect of accounting change             --           --      (48,052)
					 ------------ ------------ ------------

	    Net income                   $    137,080      444,360      328,495
					 ============ ============ ============
Income per common share:
    Income before cumulative effect of
       accounting change                       $ 0.01         0.03         0.03
    Cumulative effect of accounting change         --           --        (0.01)
					       ------       ------       ------

	    Net income per common share        $ 0.01         0.03         0.02
					       ======       ======       ======

Weighted average common shares and common
    stock equivalents outstanding          15,556,949   14,815,498   13,466,663
					 ============ ============ ============

See accompanying notes to financial statements.

			  PARALLEL PETROLEUM CORPORATION

			Statements of Stockholders' Equity

		    Years ended December 31, 1995, 1994 and 1993

<CATION>
			   Common Stock
		       --------------------  Additional                Total
			Number of             paid-in   Accumulated stockholders'
			 shares     Amount    capital    (deficit)     equity
		       ----------  -------- ---------- ----------- -------------
Balance,
 January 1, 1993     11,772,388 $ 117,724   7,108,647  (1,885,959)    5,340,412

 Issuance of stock    2,200,000    22,000   2,917,965       --        2,939,965

 Options exercised       95,000       950      41,700       --           42,650

 Tax benefits related
   to options             --        --         65,552       --           65,552

 Net income               --        --          --        328,495       328,495
		     ---------- ---------  ----------  ----------    ----------
Balance,
 December 31, 1993   14,067,388   140,674  10,133,864  (1,557,464)    8,717,074

 Options exercised      107,500     1,075      83,006       --           84,081

 Tax benefits related
   to options             --        --         83,391       --           83,391

 Net income               --        --           --       444,360       444,360
		     ---------- ---------  ---------- -----------    ----------
Balance,
 December 31, 1994   14,174,888   141,749  10,300,261  (1,113,104)    9,328,906

 Issuance of stock      644,220     6,441   1,314,679       --        1,321,120

 Options exercised       35,000       350      35,700       --           36,050

 Tax benefits related
  to options             --        --         12,257       --            12,257

 Net income               --        --          --        137,080       137,080
		     ---------- ---------  ----------  ----------    ----------
Balance,
 December 31, 1995   14,854,108 $ 148,540  11,662,897    (976,024)   10,835,413
		     ========== =========  ==========  ==========    ==========


See accompanying notes to financial statements.

			  PARALLEL PETROLEUM CORPORATION

			    Statements of Cash Flows

		   Years ended December 31, 1995, 1994 and 1993

						 1995        1994        1993
						------      ------      ------
Cash flows from operating activities:
  Net income                                 $   137,080    444,360     328,495
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion and amortization 1,617,929  1,571,702     918,974
      Cumulative effect of accounting change       --         --         48,052
      Income taxes                                67,504    263,421     195,998
Other, net                                         8,058    (77,088)     (7,683)
Changes in assets and liabilities:
  Decrease (increase) in trade receivables       (51,015)   175,147    (138,671)
  Decrease (increase) in prepaid expenses
    and other                                     (3,712)    (5,163)     15,306
  Increase (decrease) in accounts payable
    and accrued liabilities                     (281,439)  (518,844)    727,053
					     ----------- ----------  ----------

       Net cash provided by
	 operating activities                  1,494,405  1,853,535   2,087,524
					     ----------- ----------  ----------

Cash flows from investing activities:
    Additions to property and equipment       (4,517,692)(6,317,107) (4,700,225)
    Proceeds from disposition of property
      and equipment                              596,733    571,578     402,522
    Acquisition of undeveloped leases held
      for sale                                  (523,573)  (771,905) (1,004,540)
    Proceeds from disposition of undeveloped
      leases held for sale                       730,500     12,105     380,777
					     ----------- ----------  ----------

       Net cash used in investing activities  (3,714,032)(6,505,329) (4,921,466)
					     ----------- ----------  ----------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt 2,285,000  5,191,000   2,625,000
  Payments of long-term debt                  (1,610,375)     --     (3,036,000)
  Proceeds from exercise of options               36,050     84,081      42,650
  Stock offering costs                          (141,785)  (148,115)      --
  Proceeds from common stock issuance          1,611,020      --      2,939,965
					     ----------- ----------  ----------

       Net cash provided by
	 financing activities                  2,179,910  5,126,966   2,571,615
					     ----------- ----------  ----------
       Net increase (decrease) in cash
	 and cash equivalents                    (39,717)   475,172    (262,327)

Beginning cash and cash equivalents              598,465    123,293     385,620
					     ----------- ----------  ----------
Ending cash and cash equivalents             $   558,748    598,465     123,293
					     =========== ==========  ==========

See accompanying notes to financial statements.

			  PARALLEL PETROLEUM CORPORATION

			   Notes to Financial Statements

			 December 31, 1995, 1994 and 1993


(1)     Summary of Significant Accounting Policies
	------------------------------------------

	Nature of Operations
	--------------------

	Parallel Petroleum Corporation (the Company), a Delaware corporation, is primarily engaged in, and its only industry segment is, the acquisition of, and the exploration for, development, production and sale of, crude oil and natural gas. The Company's business activities are carried out primarily in Texas and, to a lesser extent, in Oklahoma. The Company's activities in Texas are focused in the onshore Gulf Coast area of Jackson and Wharton Counties, Texas, and in the Permian Basin of West Texas. The Company's activities in Oklahoma are conducted in Custer County, Oklahoma.

	Property and Equipment
	----------------------

	The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition of oil and gas properties and with the exploration for and development of oil and gas reserves. Normal dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recognized.

	Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. Such costs capitalized in 1995, 1994 and 1993 totaled $512,000, $527,000, and
	  $375,898 respectively.

	Depletion of such costs is provided using the units-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. Depletion per equivalent unit of production (BBL) was $3.97, $4.07 and $3.55 for 1995, 1994 and 1993,
	  respectively. Costs from unproved properties are excluded from depletion until evaluated.

	In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and lower of cost or estimated fair value of unproved properties, net of tax considerations.

	Maintenance and repairs are charged to operations; renewals and betterments are charged to the appropriate property and equipment accounts.

	Upon retirement or disposition of assets other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations. Depreciation of other property and equipment is computed using the straight-line method based on their estimated useful lives.

			  PARALLEL PETROLEUM CORPORATION

	 Undeveloped Leases Held for Sale
	 --------------------------------

	 Undeveloped leases held for sale represent unproven oil and gas properties which the Company expects to sell within one year. Such properties are carried at the lower of cost or net realizable value and are excluded from amortization. Gains or losses upon disposition or impairment of such properties are treated as an adjustment to the full cost pool with no gain or loss recognized.

	Income Taxes
	------------

	The Company accounts for federal income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which required a change from the deferred method of accounting for income taxes under Accounting Principles Board ("APB") Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

       Pursuant to the deferred method of accounting for income taxes under APB
	  Opinion 11, which applied to 1992 and prior years, deferred income taxes were recognized for income and expense items that are reported in different years for financial and income tax reporting purposes using the tax rates applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent tax rate changes.

	Environmental
	-------------

	The Company is subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

			  PARALLEL PETROLEUM CORPORATION

	Revenue Recognition
	-------------------

	The Company uses the sales method of accounting for crude oil revenues.
	  To the extent that crude oil is produced but not sold, the oil in tanks is not recorded as inventory on the financial statements. The oil in tanks at December 31, 1995 and 1994 was not material.

	The Company uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers.

	Gas Balancing
	-------------

	Deferred income associated with gas balancing is accounted for on the entitlements method and represents amounts received for gas sold under gas balancing arrangements in excess of the Company's interest in properties covered by such agreements. The Company currently has no significant amounts outstanding under gas balancing arrangements.

	Net Income Per Common Share
	---------------------------

	Net income per common share has been computed by dividing net earnings by the weighted average number of shares and share equivalents, if more than 3% dilutive, outstanding during the period. There was no significant difference between the primary and fully dilutive earnings per share.

	Use of Estimates in the Preparation of Financial Statements
	-----------------------------------------------------------

	Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
	  Actual results could differ from those estimates.

	Cash Equivalents
	----------------

	For purposes of the statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

	Reclassifications
	-----------------

	Certain reclassifications have been made to the 1994 and 1993 amounts to conform to the 1995 presentation.

(2)     Disclosures About Fair Value of Financial Instruments
	-----------------------------------------------------

	The carrying amount of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

			  PARALLEL PETROLEUM CORPORATION

	The carrying amount of long-term debt approximates fair value because the Company's current borrowing rate does not differ from the existing rate on the Company's long-term debt balance.


(3)     Long-Term Debt
	--------------

	Long-term debt consists of the following at December 31, 1995 and 1994:

						     1995               1994
						    ------             ------
	  Note payable to bank, at the bank's
	    prime rate plus .75% (9.25% at
	    December 31, 1995), secured by
	    substantially all of the Company's
	    oil and gas properties, due in
	    forty-eight monthly payments
	    commencing June 1997                $ 11,674,625         11,000,000

	  Less:  current maturities                    --                 --
						------------         ----------
						$ 11,674,625         11,000,000
						============         ==========

	On July 31, 1995 the Company amended and renewed its loan agreement.
	  The note provides for a two-year revolving line of credit of $25,000,000 with a borrowing base of $12,000,000, followed by a four-year term loan requiring forty-eight monthly principal payments beginning June 1997. The borrowing base is subject to redetermination every six months with the latest redetermination date on November 30, 1995. The note is secured by substantially all of the Company's oil and gas properties. Commitment fees of .5% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

	The amended and renewed loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness and (3) no payment of dividends.

	Maturities of long-term debt are as follows:

			 1996                       $    --
			 1997                        1,702,549
			 1998                        2,918,656
			 1999                        2,918,656
			 2000                        2,918,656
			 Thereafter                  1,216,108

(4)     Stock Options and Warrants
	--------------------------

			  PARALLEL PETROLEUM CORPORATION

	During 1995, the Company granted incentive stock options covering a total of 70,000 shares of common stock to certain key employees of the Company. The exercise price of $1.75 per share was not less than the estimated fair market value of the shares at the date of the grant. The options are exercisable at various times over periods commencing May 31, 1996 and extending through May 31, 2005. The same employees canceled incentive stock options during 1995 covering 70,000 shares of common stock at an exercise price of $3.94 per share, and 70,000 shares at $3.44 per share for a total of 140,000 shares. Also during 1995, a certain executive officer exercised options to purchase 35,000 shares of common stock at $1.03 per share. Exercise of the nonqualified stock options resulted in a deferred tax effect of $12,257.

	During 1994, the Company granted incentive stock options covering a total of 115,000 shares of common stock to certain key employees of the Company. The exercise price of $3.44 per share was not less than the estimated fair market value of the shares at the date of the grant. The options are exercisable at various times over periods commencing October 6, 1995 and extending through October 6, 2004.
	  Also during 1994, certain executive officers exercised options to purchase 20,000 shares of common stock at $.34 per share; 37,500 shares of common stock at $.68 per share; and 50,000 shares at $1.03 per share for a total of 107,500 shares. Exercise of the nonqualified stock options resulted in a deferred tax effect of $83,391.

	During 1993, the Company granted nonqualified and incentive stock options covering a total of 340,000 shares of common stock to certain executive officers/key employees of the Company. The exercise prices of $3.19 and $3.94 per share were not less than the estimated fair market value of the shares at the date of the grant. The options are exercisable at various times over periods commencing October 18, 1994 and extending through October 18, 2003. Also during 1993, a certain executive officer exercised the option to purchase 80,000 shares of common stock at $.34 per share and 15,000 shares at $1.03 per share for a total of 95,000 shares. Exercise of the nonqualified stock options resulted in a deferred tax effect of $65,552.

			  PARALLEL PETROLEUM CORPORATION

						    Number of      Option price
						      shares         per share
						    ---------      ------------
	Balance at January 1, 1993                   987,000      $ .34 to $1.03
	  Options granted                            340,000      $3.19 to $3.94
	  Options exercised                          (95,000)     $ .34 to $1.03
						   ---------

	Balance at December 31, 1993               1,232,000      $ .34 to $3.94
	  Options granted                            115,000          $3.44
	  Options exercised                         (107,500)     $ .34 to $1.03
						   ---------

	Balance at December 31, 1994               1,239,500      $ .34 to $3.94
	  Options granted                             70,000          $1.75
	  Options exercised                          (35,000)         $1.03
	  Options canceled                          (140,000)     $3.44 to $3.94
						   ---------

	Balance at December 31, 1995               1,134,500      $ .34 to $3.94
						   =========

	Options exercisable at December 31, 1995   1,112,000      $ .34 to $3.94
						   =========

	In connection with the private placement offering (See Note 9), a broker-dealer responsible for introducing the Company to the Company's principal placement agent received a five-year warrant to purchase 64,415 shares of common stock at a price of $2.75 per share.

	The Company has outstanding at December 31, 1995 and 1994 300,000 warrants. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants were issued as part of the Company's initial public offering in 1980 and are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions and in the event of liquidation, dissolution, or winding up of the Company, the holders are not entitled to participate in the assets of the Company.

			  PARALLEL PETROLEUM CORPORATION

(5)     Income Taxes
	------------

	As discussed in Note 1, effective January 1, 1993, the Company adopted
	  FAS 109. The cumulative effective of this accounting change was a charge of $48,052 as of January 1, 1993 and is reported separately in the accompanying statement of income for the year ended December 31, 1993. Prior years financial statements have not been restated to apply the provisions of FAS 109.

	Federal income tax expense differs from the amount computed at the Federal statutory rate as follows:

							Year ended
						       December 31,
					       ---------------------------
						1995       1994      1993
					       ------     ------    ------
	Income tax expense at statutory rate  $ 69,559    240,646   194,665
	Nondeductible expenses and other        (2,055)    22,775     1,333
					      --------    -------   -------

		     Income tax expense       $ 67,504    263,421   195,998
					      ========    =======   =======


			  PARALLEL PETROLEUM CORPORATION

	The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

						      1995            1994
						     ------          ------
		       Current
		       -------
	Deferred income tax assets:
	  Net operating loss carryforwards
	    expected to be utilized in 1996       $   114,240          --
						  -----------      ----------
	    Total current deferred tax assets     $   114,240          --
						  ===========      ==========

		       Noncurrent
		       ----------
	Deferred income tax assets:
	  Net operating loss carryforwards        $ 3,375,760       3,537,668
	  Statutory depletion carryforwards           186,608         178,114
						  -----------      ----------
	       Total noncurrent deferred
		 income tax assets                  3,562,368       3,715,782
						  -----------      ----------

	Deferred income tax liabilities:
	  Property and equipment, principally
	    due to differences in basis,
	    expensing of intangible drilling
	    costs for tax purposes and depletion    4,090,383       4,066,490
	  Other                                         --              7,820
						   ----------      ----------
	       Total deferred income tax
		 liabilities                        4,090,383       4,074,310
						   ----------      ----------

		 Net noncurrent deferred
		   income tax liability           $   528,015         358,528
						  ===========      ==========


	A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future and the availability of certain tax planning strategies that would generate taxable income to realize the net tax benefits, if implemented, management has determined that taxable income of the Company will more likely than not be sufficient to fully utilize available carryforwards prior to their ultimate expiration.

			  PARALLEL PETROLEUM CORPORATION

	As of December 31, 1995, the Company had investment tax credit and net operating loss carryforwards for regular and alternative minimum tax purposes available to reduce future taxable income and tax liability, respectively. These carryforwards expire as follows:

								 Alternative
			     Net operating   Investment tax    minimum tax net
				loss             credit        operating loss
			     -------------   --------------    ----------------
	  1996                $   336,000        14,000               --
	  1997                    779,000        37,000               --
	  1998                    598,000          --                 --
	  1999                    852,000          --                 --
	  2000                    562,000          --                 --
	  2001                    684,000          --             2,794,000
	  2002                    421,000          --               291,000
	  2003                    138,000          --                82,000
	  2004                    257,000          --                48,000
	  2005                     69,000          --                 --
	  2006                  1,011,000          --                 --
	  2007                    792,000          --                 --
	  2008                  1,596,000          --             1,920,000
	  2009                  2,170,000          --             1,974,000
			     ------------     ---------          ----------
			     $ 10,265,000        51,000           7,109,000
			     ============     =========          ==========

(6)     Major Customers
	---------------

	The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31, 1995, 1994 and 1993 as follows:

					       1995        1994        1993
					      ------      ------      ------
	    Purchaser A                         28%         31%         31%
	    Purchaser B                         --          --          17%
	    Purchaser C                         10%         10%         --
	    Purchaser D                         10%         --          --
	    Purchaser E                         --          --          12%
	    Purchaser F                         --          --          11%
	    Purchaser G                         16%         --          --




			  PARALLEL PETROLEUM CORPORATION

(7)     Employee Pension Plan
	---------------------

	Effective September 1, 1988, the Company established a simplified
	  employee pension plan covering all salaried employees of the Company. The employees voluntarily contribute a portion of their eligible compensation, not to exceed $7,000, adjusted for inflation beginning in 1988, to the plan. The Company's contribution, including the employees contribution, cannot exceed the lesser of $30,000 or 15%
	  of compensation. During 1995 and 1994, the Company contributed an aggregate of $6,739 and $2,626, respectively, of which $2,765 and $1,129, respectively, was allocated to a Director of the Company.
	  There were no Company contributions during 1993.   The Company has
	  no obligation to make contributions to the plan.

(8)     Statements of Cash Flows
	------------------------

	During 1995, 1994 and 1993, $196,582, $338,821 and $704,785 were
	  transferred from leases held for resale to oil and gas properties, respectively. These transfers are considered non-cash transactions.

	No Federal taxes were paid in 1995, 1994 and 1993, as a result of net operating losses or loss carryforwards. Payments of interest were $1,027,461, $703,775 and $427,020 in 1995, 1994 and 1993, respectively.

	At December 31, 1995 and 1994, there were $257,863 and $1,123,442,
	  respectively, of property additions accrued in accounts payable.

(9)     Common Stock Offering
	---------------------

	On February 7, 1995, the Company closed on a private placement offering dated November 7, 1994. The Company sold 644,150 shares of its common stock at $2.50 per share of which 50,000 shares were beneficially purchased by certain Directors of the Company. Proceeds received, net of related expenses, were approximately $1,321,000.

(10)    Related Party Transactions
	--------------------------

	During 1995 and 1994, the Company was charged $4,200 and $757,000, respectively for drilling services and lease operating expenses by entities in which certain Directors are majority owners.
	  These Directors and their companies own interests in certain wells operated by the Company. During 1995 and 1994, the Company charged $40,800 and $213,000, respectively, for the lease operating expenses and drilling costs and paid $167,000 and $184,000, respectively, in oil and gas revenues to these related parties related to these wells.

	An entity in which the Chief Executive Officer and Chairman of the Board is the owner acted as the Company's agent in performing the routine day to day operations of certain wells. In 1995 and 1994, the Company was billed $348,000 and $189,000, respectively, for the Company's pro rata share of lease operating and drilling expenses and received $130,000 and $287,000 in 1995 and 1994, respectively, in oil and gas revenues related to these wells.

			  PARALLEL PETROLEUM CORPORATION

(11)    Oil and Gas Expenditures
	------------------------

	The following table reflects capitalized costs related to the oil and gas producing activities as of December 31:

						 1995                1994
						------              ------
	Capitalized costs:
	  Proved properties                $ 29,171,917          24,037,600
	  Unproved properties                 1,707,698           3,620,284
					   ------------        ------------
					     30,879,615          27,657,884
	    Accumulated depletion             8,590,903           6,993,937
					   ------------        ------------
					   $ 22,288,712          20,663,947
					   ============        ============


	Costs of unproved properties are not being depleted at December 31, 1995 and were incurred primarily during 1994 and are expected to be evaluated in the next two years.

	The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities for each of the years in the three-year period ended December 31, 1995:

						1995       1994       1993
					       ------     ------     ------
	Transfers from undeveloped
	  leases held for sale             $   196,582    338,821    704,785
	Proved property acquisition costs      372,204    238,288    545,824
	Unproved property acquisition costs    841,321  2,541,929    720,447
	Exploration                          1,519,202  3,400,145  2,225,178
	Development                            889,155  1,225,436  1,173,437
					   ----------- ---------- ----------
					   $ 3,818,464  7,744,619  5,369,671
					   =========== ========== ==========



			  PARALLEL PETROLEUM CORPORATION

(12)    Fourth Quarter Adjustment
	-------------------------

	During the fourth quarter of 1995 and 1994, $157,000 and $155,000, respectively, of depreciation, depletion, and amortization related to prior quarters was recorded based on the December 31, 1995 and 1994 reserve study.

(13)    Supplemental Oil and Gas Reserve Data (Unaudited)
	------------------------------------------------

	The estimates of the Company's proved oil and gas reserves, which are all located in the United States are prepared by independent petroleum engineers. Reserves were estimated in accordance with guidelines established by the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. Information for oil is presented in barrels (BBL) and for gas in thousands of cubic feet (MCF).

			  PARALLEL PETROLEUM CORPORATION


     A summary of changes in reserve balances is presented below:

					   Total Proved       Proved Developed
					   ------------       ----------------
					  BBL        MCF      BBL          MCF
					  ---        ---      ---          ---
     Reserves as of January 1, 1993   1,296,643 17,119,886 1,062,743 11,665,833

       Purchase of reserves in place     --      1,418,448     --     1,418,448
       Extensions and discoveries      637,457   2,433,979   637,457  2,433,979
       Revisions of previous estimates(196,994)   (961,074) (202,576)  (918,196)
       Sales of reserves in place      (11,821)    (26,322)  (11,821)   (26,322)
       Production                     (106,312)   (888,577) (106,312)  (888,577)
				      ---------  ---------- --------- ----------

     Reserves as of December 31,
	1993                         1,618,973  19,096,340 1,379,491 13,685,165

	Extensions and discoveries     133,810   2,919,935   133,810  2,919,935
	Revisions of previous
	  estimates                    (31,654)    986,231   (34,124) 1,173,427
	Production                    (149,308) (1,391,846) (149,308)(1,391,846)
				    ----------  ---------- --------- ----------
     Reserves as of December 31,
	1994                         1,571,821  21,610,660 1,329,869 16,386,681

	Purchase of reserves in
	  place                          5,044     147,328     5,044    147,328
	Extensions and discoveries     147,079   7,097,216   147,079  7,097,216
	Revisions of previous
	  estimates                    (87,964) (1,115,199)  (94,570)(1,161,290)
	Production                    (132,579) (1,616,105) (132,579)(1,616,105)
				    ----------  ---------- --------- ----------
     Reserves as of December 31,
	1995                         1,503,401  26,123,900 1,254,843 20,853,830
				    ==========  ========== ========= ==========


     The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by SFAS No.69. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

     The standardized measure of discounted future net cash flows, in management's opinion, should be examined with caution. The basis for this table are the reserve studies prepared by independent petroleum consultants, which contain imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily a "best estimate" of the fair value of the Company's proved oil and gas properties.

			  PARALLEL PETROLEUM CORPORATION

		Standardized Measure of Discounted Future Net Cash Flows
			  Relating to Proved Oil and Gas Reserves
					(In Thousands)

					   December 31,
				 ---------------------------------
				  1995          1994         1993
				 ------        ------       ------
     Future cash flows          $ 75,044       63,288       56,693
     Future costs:
       Production                (25,356)     (23,559)     (17,943)
       Development                (2,853)      (2,375)      (2,093)
				--------     --------     --------
     Future net cash flows
       before income taxes        46,835       37,354       36,657
     Future income taxes          (7,242)      (4,322)      (5,547)
     Future net cash flows        39,593       33,032       31,110
     10% annual discount for
       estimated timing of
       cash flows                (14,428)     (12,570)     (11,037)
				--------     --------     --------
     Standardized measure of
       discounted net cash
       flows                    $ 25,165       20,462       20,073
				========     ========     ========


			  PARALLEL PETROLEUM CORPORATION

			   Notes to Financial Statements


		       Changes in Standardized Measure of
	      Discounted Future Net Cash Flows From Proved Reserves
				   (In Thousands)

					    Years ended December 31,
					 ------------------------------
					  1995        1994        1993
					 ------      ------      ------
     Increase (decrease):
       Purchase of minerals in place   $    182         --          876
       Extensions and discoveries
	 and improved recovery, net
	 of future production and
	 development costs                9,222        3,514      7,586
       Accretion of discount              2,050        2,114      2,077
       Net change in sales prices net
	 of production costs                 35       (1,418)    (3,884)
       Changes in estimated future
	 development costs                 (323)        (137)       224
       Revisions of quantity estimates   (1,151)         574     (1,568)
       Net change in income taxes           725        1,063        714
       Sales, net of production costs    (3,246)      (3,202)    (2,093)
       Sales of minerals-in-place          --           --         (227)
       Changes of production rates
	 (timing) and other              (2,791)      (2,119)    (2,619)
				       --------     --------   --------
	 Net increase                     4,703          389      1,086
				       --------     --------   --------

     Standardized measure of
	 discounted future net cash
	 flows:
	   Beginning of year             20,462       20,073     18,987
				       --------     --------   --------

	   End of year                 $ 25,165       20,462     20,073
				       ========     ========   ========

     Subsequent Event (Unaudited)
     ----------------------------

     During January and February, 1996, the Company participated in the completion of three gas wells for which the Company owns a 20% working interest in each well. Although the Company is presently unable to accurately estimate the gas reserves attributable to these three wells, primarily as a result of their limited production history and performance, the Company believes, based on initial production tests and other available data, that these three wells could significantly increase the estimates of the Company's oil and gas reserves as reported at December 31, 1995.

				  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					 PARALLEL PETROLEUM CORPORATION


March 7, 1996                            By: /s/ Thomas R. Cambridge
					----------------------------------------
					    Thomas R. Cambridge, Chief Executive
					    Officer and Chairman of the Board of
					    Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Thomas R. Cambridge     Chief Executive Officer and Chairman   March 7, 1996
-----------------------     of the Board of Directors (Principal
Thomas R. Cambridge         Executive Officer)


/s/ Larry C. Oldham         President and Treasurer                March 7, 1996
-----------------------     (Principal Financial Officer)
Larry C. Oldham


/s/ Danny H. Conklin        Director                               March 7, 1996
-----------------------
Danny H. Conklin


/s/ Ernest R. Duke          Director                               March 7, 1996
-----------------------
Ernest R. Duke


/s/ Myrle Greathouse        Director                               March 7, 1996
-----------------------
Myrle Greathouse


/s/ Charles R. Pannill      Director                               March 7, 1996
-----------------------
Charles R. Pannill

				INDEX TO EXHIBITS


Exhibit
  No.                           Description of Exhibit
-------                         ----------------------
  3.1               Certificate of Incorporation of Registrant
				  (Incorporated by reference to Exhibit 3.1 to Form
				  10-K of the Registrant for the fiscal year ended
				  December 31, 1988.)

* 3.2               Bylaws of Registrant

  4.1 Certificate of Merger merging Parallel Petroleum Corporation, a Texas corporation, into Registrant (Incorporated by reference to Exhibit 4.1 to Form 10-K of the Registrant as filed with the Securities and Exchange Commission on April 1, 1985.)

  4.2               Agreement and Plan of Merger Dated July 17,
		    1984 between Parallel Petroleum Corporation, a Texas corporation, and the Registrant (Incorporated by reference to Exhibit 2.1 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984 and October 25, 1984, respectively.)

		    Executive Compensation Plans and Arrangements
		    ---------------------------------------------
		    (Exhibit No.'s 10.1 through 10.6):
		    ----------------------------------

 10.1               1981 Non-Qualified Stock Option Plan
		    (Incorporated by reference to Exhibit 10.1 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984 and October 25, 1984, respectively.)

  10.2 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-l of the Regis-trant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October
		    5, 1984, and October 25, 1984, respectively.)

  10.3 1992 Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January
		    25, 1993.)

  10.4              Stock Option Agreement between Parallel
		    Petroleum Corporation and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)

  10.5              Stock Option Agreement between Parallel
		    Petroleum Corporation and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.)

* 10.6              Merrill Lynch, Pierce, Fenner & Smith
		    Incorporated Prototype Simplified Employee
		    Pension Plan

  10.7 Restated Loan Agreement dated July 31, 1995 between Parallel Petroleum Corporation and NationsBank of Texas, N.A. (Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 1995.)

* 24.1              Consent of Independent Auditors

* 24.2              Consent of Independent Petroleum Engineers

* 27                Financial Data Schedule
___________

 *     Filed herewith.


       1                         Exhibit 3.2

				BYLAWS

				  OF

	     PARALLEL PETROLEUM CORPORATION
     (As Amended On May 15, 1986 and May 4, 1994)


			  ARTICLE I

			   OFFICES

    Section 1.1 Registered Office. The registered office of the corporation in the State of Delaware shall be in the City of Wilmington, County of New Castle, and the name of its registered agent shall be The Corporation Trust Company.

    Section 1.2 Other Offices. The corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the corporation may require.

			  ARTICLE II

		    MEETINGS OF STOCKHOLDERS

    Section 2.1 Place of Meeting. All meetings of stockholders for the election of directors shall be held at such place, either within or without the State of Delaware, as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting.

    Section 2.2 Annual Meeting. The annual meeting of stockholders shall be held at such date and time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting.

    Section 2.3 Notice of Meeting. Written notice of the annual meeting shall be served upon or mailed to each stockholder entitled to vote thereat at such address as appears on the books of the corporation, at least ten (10) days prior to the meeting.

    Section 2.4 Voting List. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present. The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by this Section 2.4 or the books of the corporation, or to vote in person or by proxy at any meeting of stockholders.

    Section 2.5 Special Meeting. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Certificate of Incorporation, may be called by the Chairman of the Board, the President or by the Board of Directors or by written order of a majority of the directors, and shall be called by the Chairman of the Board, by the President or the Secretary upon the written request therefor, stating the purpose or purposes of the meeting, delivered to such officer, signed by the holder(s) of at least ten percent (10%) of the issued and outstanding stock entitled to vote at such meeting. The President or directors so calling any such meeting shall fix the time and any place, either within or without the State of Delaware, as the place for holding such meeting. (As amended May 4, 1994).

    Section 2.6 Notice of Special Meeting. Written notice of a special meeting of stockholders, stating the time and place and object thereof, shall be served upon or mailed to each stockholder entitled to vote thereat at such address as appears on the books of the corporation, at least ten (10) days before such meeting.

    Section 2.7 Scope of Special Meeting. Business transacted at all special meetings shall be confined to the objects stated in the call.

    Section 2.8 Quorum. The holders of a majority of the shares of capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at any meeting of stockholders for the transaction of business, except as otherwise provided by statute or by the Certificate of Incorporation or by these Bylaws. Notwith-standing the other provisions of these Bylaws, the holders of a majority of the shares of capital stock entitled to vote thereat, present in person or represented by proxy, whether or not a quorum is present, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the original meeting.

    Section 2.9 Voting. When a quorum is present at any meeting of the stockholders, the vote of the holders of a majority of the shares of capital stock entitled to vote thereon, present in person or represented by proxy,, shall decide any question brought before such meeting, unless the question is one upon which, by express provision of the statutes, of the Certificate of Incorporation or of these Bylaws, a different vote is required, in which case such express provision shall govern and control the decision of such question.

    Section 2.10 Right to Vote. At any meeting of the stockholders, every stockholder having the right to vote shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such stockholder and bearing a date not more than three years prior to said meeting, unless said instrument provides for a longer period, and filed with the Secretary of the corporation before or at the time of the meeting. If such instrument shall designate two or more persons to act as proxies, unless such instrument shall provide to the contrary, a majority of such persons present at any meeting at which their powers thereunder are to be exercised shall have and may exercise all the powers of voting or giving consents thereby conferred, or if only one be present, then such powers may be exercised by that one; or, if an even number attend and a majority do not agree on any particular issue, each proxy so attending shall be entitled to exercise such powers in respect of the shares proportionately.

    Section 2.11 Consent of Stockholders. Any action required by statute to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting of stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of all of the outstanding stock of the corporation.

    Section 2.12 Voting of Stock of Certain Holders. Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent or proxy as the Bylaws of such corporation may prescribe, or in the absence of such provision, as the Board of Directors or a duly authorized managing director of such corporation may determine. Shares standing in the name of a deceased person may be voted by the executor or administrator of such deceased person, either in person or by proxy. Shares standing in the name of a guardian, conservator or trustee may be voted by such fiduciary, either in person or by proxy, but no such fiduciary shall be entitled to vote shares held in such fiduciary capacity without a transfer of such shares into the name of such fiduciary. Shares standing in the name of a receiver may be voted by such receiver. A stockholder whose shares are pledged shall be entitled to vote such shares, unless in the transfer by the pledgor on the books of the corporation he has expressly empowered the pledgee to vote thereon, in which case only the pledgee, or his proxy, may represent the stock and vote thereon.

    Section 2.13 Treasury Stock. The corporation shall not vote, directly or indirectly, shares of its own stock owned by it; and such shares shall not be counted in determining the total number of issued and outstanding shares for the purposes of determining the presence of a quorum at any meeting of stockholders.

    Section 2.14 Fixing Record Date. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, no more than sixty (60) days prior to any other action, for the determination of the stockholders entitled to notice of, and to vote at, any such meeting or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or ex-change of stock or for the purpose of any other lawful action. If the Board of Directors fix, in advance, a record date as herein provided, then, in such case, such stockholders, and only such stockholders, as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, any such meeting or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after any such record date is fixed as aforesaid.

			  ARTICLE III

		       BOARD OF DIRECTORS

    Section 3.1 Powers. The property and business of the corporation shall be managed by or under the direction of its Board of Directors, which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these Bylaws directed or required to be exercised or done by the stockholders.

    Section 3.2 Number, Selection and Term. The number of directors which shall constitute the whole Board shall from time to time be fixed and determined by resolution adopted by the Board of Directors. The number to be elected at any meeting of stockholders shall be set forth in the notice of any meeting of stockholders held for such purpose. The directors shall be elected at the annual meeting of stockholders, except as provided in Section 3.3, and each director elected shall hold office until his successor shall be elected and shall qualify, or until his earlier death, resignation, retirement, disqualification or removal. Directors need not be residents of Delaware or stockholders of the corporation.

    Section 3.3 Vacancies, Additional Directors and Removal From Office. If any vacancy occurs in the Board of Directors caused by the death, resignation, retirement, disqualification or removal from office of any director, or otherwise, or if any new directorship is created by an increase in the authorized number of directors, a majority of the directors then in office, though less than a quorum, or a sole remaining director, may choose a successor to fill such vacancy or the newly-created directorship; and a director so chosen shall hold office until the term of the director whose vacancy is filled expires and until his successor shall be duly elected and shall qualify, or until his earlier death, resignation, retirement, disqualification or removal, or until the next annual meeting of stockholders, whichever shall first occur. Any director may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote for an election of directors at any special meeting of stockholders duly called and held for such purpose.

    Section 3.4 Resignation. Any director may resign at any time by written notice to the corporation. Any such resignation shall take effect at the date of receipt of such notice or at any other time specified therein, and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Any director who does not, for any reason whatsoever, stand for election at any meeting of stockholders called for such purpose shall be conclusively deemed to have resigned, effective as of the date of such meeting, for the purposes of these Bylaws, and the corporation need not receive any written notice to evidence such resignation.

    Section 3.5 Meetings of the Board. The directors of the corporation may hold their meetings, both regular and special, either within or without the State of Delaware.

    Section 3.6 Regular Meetings. A regular meeting of each newly elected board shall be held immediately following the annual meeting of stockholders, and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting provided a quorum shall be present. Other regular meetings of the board may be held without notice at such time and place as the Board of Directors may provide by resolution.

    Section 3.7 Special Meetings. A special meeting of the Board of Directors may be called by the Chairman of the Board or by the President. The Chairman or President so calling any such meeting shall fix the time and any place, either within or without the State of Delaware, as the place for holding such meeting.

    Section 3.8 Notice of Special Meeting. Written notice of special meetings of the Board of Directors shall be given to each director at least forty-eight (48) hours prior to the time of such meeting. Any director may waive notice of any meeting. The attendance of a director at any meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting solely for the purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting, except that notice shall be given with respect to any matter to be acted upon at such special meeting where notice is required by statute.

    Section 3.9 Quorum. A majority of the Board of Directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute, by the Certificate of Incorporation or by these Bylaws. If a quorum shall not be present at any meeting of the Board of Directors, a majority of the directors present thereat, though less than a quorum, may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

    Section 3.10 Action Without Meeting. Unless otherwise restricted by the Certificate of Incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof as provided in
Article IV of these Bylaws, may be taken without a meeting, if a written consent thereto is signed by all members of the Board or of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board or committee.

    Section 3.11 Compensation. Directors, as such, shall not be entitled to any stated salary for their services unless voted by the stockholders or the Board of Directors; but by resolution of the Board of Directors, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board of Directors or any meeting of a committee or directors. No provision of these Bylaws shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

			  ARTICLE IV

		     Committee of Directors

    Section 4.1 Designations, Powers and Name. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, including, if they shall so determine, an Executive Committee, each such committee to consist of two or more of the directors of the corporation. The committee shall have and may exercise such of the powers of the Board of Directors in the management of the business and affairs of the corporation as may be provided in such resolution; provided, however, that no such committee shall have the power or authority in reference to amending the Certificate of Incorporation (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the Board of Directors, fix any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock in the corporation), adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the Bylaws of the corporation; and, provided further, that, unless the resolution establishing the committee expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. The committee may authorize the seal of the corporation to be affixed to all papers which may require it. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

    Section 4.2 Minutes. Each committee of directors shall keep regular minutes of its proceedings and report the same to the Board of Directors when required.

    Section 4.3 Compensation. Members of special or standing committees may be allowed compensation for attending committee meetings, if the Board of Directors shall so determine.

			  ARTICLE V

			   NOTICE

    Section 5.1 Methods of Giving Notice. Whenever under the provisions of any statute, the Certificate of Incorporation or these Bylaws notice is required to be given to any director, member of any committee or stockholder, such notice shall be in writing and delivered personally or mailed to such director, member or stockholder; provided, however, that in the case of a director or a member of any committee, such notice, unless required by statute, the Certificate of Incorporation or these Bylaws to be in writing, may be given orally or by telephone or telegram. If mailed, notices to a director, member of a committee or stockholder shall be deemed to be given when deposited in the United States mail first class in a sealed envelope, with postage thereon prepaid, addressed, in the case of a stockholder, to the stockholder at the stockholder's address as it appears on the records of the corporation or, in the case of a director or a member of a committee, to such person at his business address. If sent by telegraph, notice to a director or member of a committee shall be deemed to be given when the telegram, so addressed, is delivered to the telegraph company.

    Section 5.2 Written Waiver. Whenever any notice is required to be given under the provisions of any statute, the Certificate of Incorporation or these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

			  ARTICLE VI

			   OFFICERS

    Section 6.1 Officers. The officers of the corporation shall be a president, vice president, a secretary and a treasurer. The board may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board. Two or more offices may be held by the same person, except that the offices of president and secretary shall not be held by the same person. No officer shall execute, acknowledge, verify or countersign any instrument on behalf of the corporation in more than one capacity, if such instrument is required by law, by these Bylaws or by any act of the corporation to be executed, acknowledged, verified or countersigned by two or more officers.

    Section 6.2 Election and Term of Office. The Board of Directors at its first meeting after each annual meeting of stockholders shall choose a president from its members, and shall choose one or more vice-presidents, a secretary and a treasurer. None of the officers need be a director, and none of the officers need be a stockholder of the corporation. The officers of the corporation shall hold office until their successors are chosen and qualify in their stead.

    Section 6.3 Removal and Resignation. Any officer or agent elected or appointed by the Board of Directors may be removed without cause by the affirmative vote of a majority of the Board of Directors whenever, in its judgment, the best interests of the corporation shall be served thereby, but such removal shall be without prejudice to the contractual rights, if any, of the person so removed. Any officer may resign at any time by giving written notice to the corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

    Section 6.4 Vacancies. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

    Section 6.5 Salaries. The salaries of all officers and agents of the corporation shall be fixed by the Board of Directors or pursuant to its direction; and no officer shall be prevented from receiving such salary by reason of his also being a director.

    Section 6.6 President. The president shall be the chief executive officer of the corporation; he shall preside at all meetings of the stockholders and directors, shall be ex officio a member of all standing committees, shall have general and active management of the business of the corporation, and shall see that all orders and resolutions of the board are carried into effect.
He shall execute contracts, sales agreements, licensing and royalty agreements, bonds, mortgages, deeds of trust, deeds, leases, agreements and instruments necessary or desired in the transaction of the authorized business of the corporation and, if requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation.

    Section 6.7 Vice President. The vice presidents in the order of their seniority shall, in the absence or disability of the president, perform the duties and exercise the powers of the president, and shall perform such other duties as the Board of Directors shall prescribe.

    Section 6.8 Secretary and Assistant Secretaries. The secretary shall attend all sessions of the board and all meetings of the stockholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or president, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation and, when authorized by the board, affix the same to any instrument requiring it and, when so fixed, it shall be attested by his signature or by the signature of the treasurer or an assistant secretary. The assistant secretaries in order of their seniority shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary and shall perform such other duties as the Board of Directors shall prescribe.

    Section 6.9 Treasurer and Assistant Treasurers. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors. He shall disburse the funds of the corporation as may be ordered by the board, taking proper vouchers for such disbursements, and shall render to the president and directors, at the regular meetings of the board, or whenever they may require it, an account of all his transactions as treasurer and of the financial condition of the corporation. If required by the Board of Directors, he shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the board for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control, belonging to the corporation. The assistant treasurers in the order of their seniority shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer and shall perform such other duties as the Board of Directors shall prescribe.

			  ARTICLE VII

		 CONTRACTS, CHECKS AND DEPOSITS

    Section 7.1 Contracts. Subject to the provisions of Section 6.1, the Board of Directors may authorize any officer, officers, agent or agents to enter into any contract or execute and deliver any instrument for and in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

    Section 7.2 Checks, etc. All checks, demands, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers or such agent or agents of the corporation, and in such manner, as shall be determined by the Board of Directors.

    Section 7.3 Deposits. All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board of Directors may select.

			  ARTICLE VIII

		      CERTIFICATES OF STOCK

    Section 8.1 Issuance. Each stockholder of this corporation shall be entitled to a certificate or certificates showing the number of shares of stock registered in such stockholder's name on the books of the corporation. The certificates shall be in such form as may be determined by the Board of Directors, shall be issued in numerical order and shall be entered in the books of the corporation as they are issued. They shall exhibit the holder's name and number of shares and shall be signed by the President or Vice President and by the Secretary or an Assistant Secretary. Any or all of the signatures on the certificate may be a facsimile. If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and rights shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such class or series of stock; provided, however, that except as otherwise provided by statute, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, a statement that the corporation will furnish without charge to each stockholder who so requests a copy of the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights. All certificates surrendered to the corporation for transfer shall be cancelled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in the case of a lost, stolen, destroyed or mutilated certificate a new one may be issued therefor upon such terms and with such indemnity, if any, to the corporation as the Board of

Directors may prescribe. Certificates shall not be issued representing fractional shares of stock. If any stock certificate is signed (1) by a transfer agent or an assistant transfer agent or
(2) by a transfer clerk acting on behalf of the corporation and a registrar, the signature of any such officer may be facsimile.

    Section 8.2 Lost Certificates. The corporation may issue a new certificate or certificates in place of any certificate or certificates heretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. The corporation may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificates, or his legal representative, to advertise the same in such manner as it shall require or to give the corporation a bond sufficient to indemnify it against any claim that may be made against the corporation with respect to the certificate or certificates alleged to have been lost, stolen or destroyed or the issuance of such new certificate.

    Section 8.3 Transfers. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books. Transfer of shares shall be made only on the books of the corporation by the registered holder thereof, or by such holder's attorney thereunto authorized by power of attorney and filed with the Secretary of the corporation or the transfer agent.

    Section 8.4 Registered Stockholders. The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the State of Delaware.

			  ARTICLE IX

			   DIVIDENDS

    Section 9.1 Declaration. Dividends upon the capital stock of the corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property or in shares of capital stock, subject to the provisions of the Certificate of Incorporation.

    Section 9.2 Reserve. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, thinks proper as a reserve or reserves to meet contingencies or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the Board of Directors shall think conducive to the interests of the corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.

			  ARTICLE X

		       INDEMNIFICATION
		   (As Amended May 15, 1986)

    Section 10.1. Indemnification of Directors, Officers and Employees. The corporation shall indemnify to the full extent authorized by law any person who may be or is involved, as a party or otherwise, in an action, suit or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he, his testator or intestate is or was a director, officer or em-ployee of the corporation or any predecessor of the corporation or serves or served any other enterprise as a director, officer or employee at the request of the corporation or any predecessor of the corporation. In addition to the foregoing, the corporation shall, upon request of any such person described above and to the fullest extent permitted by law, pay or reimburse the reasonable expenses incurred by such person in any action, suit, or proceeding described above in advance of the final disposition of such action, suit, or proceeding.

    Section 10.2. Insurance. The corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a director, trustee, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, trustee, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against such person and incurred by such person in any such capacity or arising out of such person's status as such, whether or not the corporation would have the power to indemnify such person against such liability.

			  ARTICLE XI

			 MISCELLANEOUS

    Section 11.1 Fiscal Year. The fiscal year of the corporation shall be fixed by the resolution of the Board of Directors.

    Section 11.2 Books. The books of the corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at the offices of the corporation at Midland, Texas, or at such other place or places as may be designated from time to time by the Board of Directors.

    Section 11.3 Annual Statement. The Board of Directors shall present at each annual meeting and when called for by vote of the stockholders at any special meeting of the stockholders, a full and clear statement of the business and conditions of the corporation.

    Section 11.4 Seal. The corporate seal shall have ascribed thereon the name of the corporation, and the words "Corporate Seal, Delaware." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or otherwise reproduced.

			  ARTICLE XII

			  AMENDMENT

    These Bylaws may be altered, amended or repealed at any regular or special meeting of the Board of Directors, without prior notice, by resolution adopted thereat.


       1                                              Exhibit 10.6


		MERRILL LYNCH, PIERCE, FENNER & SMITH
		  INCORPORATED PROTOTYPE SIMPLIFIED
			EMPLOYEE PENSION PLAN

		       Article I:  Definitions

    As used in this Prototype SEP and Employer's Adoption Agreement, each of the following terms shall have the meaning for that term set forth in this
Article I:

     1.1 "Employer's Adoption Agreement" means a document so designated with respect to this Prototype SEP and executed by the Employer, as amended from time to time.

     1.2 "Affiliate" means any corporation or unincorporated business (other than the Employer): (a) which is controlled by, or under common control with, the Employer within the meaning of sections 414(b) and (c) of the Code, (b) which is a member of an "affiliated service group" (as defined in section 414(m) of the Code) which includes the Employer, or (c) which is required to be aggregated with the Employer under section 414(o) of the Code and the regula-tions thereunder; provided that for purposes of Article V, "Affiliate" status shall be determined in accordance with section 415(h) of the Code.

    1.3 "Business" means in the case of an Employer that is a sole proprietor-ship or partnership, the trade or business of the Employer with respect to which this Plan is adopted, and in the case of an Employer that is a corporation, each trade or business of the corporation.

    1.4 "Code" means the Internal Revenue Code of 1986, as now in effect or as amended from time to time. A reference to a provision of the Code shall be to such provision and any valid regulations pertaining thereto as well as to the corresponding provision of any legislation which amends, supplements or supersedes that provision and any valid regulations pertaining thereto.

    1.5  "Compensation" means:

	 (a) For an Employee other than a Self-Employed Individual, wages (as defined in Code section 3401(a)) and all other payments of compensation by the Employer to the Employee included in the "Wages, Tips and Other Compensation" box on the Internal Revenue Service Form W-2 furnished to the Employee, which information is required to be reported by the Employer under Code sections 6041 and 6051. In determining Compensation, the Employer must include wages without regard to rules under Code section 3401(a) that contain limitations with respect to wages based on the nature or location of the Employee's employment or services performed.

	 (b) For a Self-Employed Individual, his Earned Income for the Plan Year involved.

	 (c) For any Employee (including a Self-Employed Individual), Compensation shall include any amount which is contributed by the Employer pursuant to a salary reduction agreement and which is not includable in the gross income of the Employee under Code sections 125, 402(e)(3), 402(h) or 403(b).

	 (d) For any Employee (including a Self-Employed Individual), the annual Compensation taken into account for determining all benefits provided under the Plan for any Plan Year shall not exceed $235,840 for 1993 (as indexed for cost-of-living pursuant to Code section 408(k)(8)); provided, however, that the dollar increase in effect on January 1 of any calendar year is effective for Plan Years beginning in such calendar year. If Compensation is to be determined based on a period of time that contains fewer than 12 months, then the annual compensation limit is an amount equal to the annual compensation limit for the calendar year in which the compensation period begins multiplied by the ratio obtained by dividing the number of full months in the period by 12.

	 (e) For purposes of defining compensation for the $385 (for 1993) compensation limit under Code section 408(k)(2)(C), the foregoing provisions of this Section 1.5 shall apply by virtue of these provisions meeting the definition of compensation set forth under Code section 414(q)(7).

    1.6 "Salary Reduction Contribution Agreement" means an agreement entered into between an Employee and the Employer to reduce the Compensation otherwise payable directly to the Participant in cash, as further described in Article IV of this Prototype SEP.

    1.7 "Deferral Percentage" means the ratio (expressed as a percentage) of an Employee's Salary Reduction Contributions to the Employee's Compensation for the Plan Year. For purposes of determining such ratio with respect to an Employee participating in the Plan who is a 5-percent owner or one of the ten most "highly-paid" Highly Compensated Employees, the Salary Reduction Contributions and Compensation of such Employee shall include the Salary Reduction Contribu-tions and Compensation for the Plan Year of "family members," which shall include the Employee's spouse, lineal ascendants (such as parents or grand-parents) and descendant's (such as children or grandchildren) or spouses of individuals in either of those categories, in accordance with Code section 414(q) and the regulations thereunder, and such "family members" shall not be considered as separate Employees in determining Deferral Percentages, both for Employees who are Non-Highly Compensated Employees and for Employees who are Highly Compensated Employees.

    1.8 "Defined Benefit Plan" means a plan of the type defined in Code section 414(j) maintained by the Employer or an Affiliate, as applicable.

    1.9  "Defined Contribution Plan" means a plan of the type defined in Code section 414(i) maintained by the Employer or an Affiliate, as applicable.

    1.10 "Earned Income" means the "net earnings from self-employment" (within the meaning of Code section 401(c)(2)) of a Self-Employed Individual from the Business, but only if the personal services of the Self-Employed Individual are a material income-producing factor with respect to the Business. Net earnings will be determined (a) without regard to items not included in gross income and the deductions properly allocable to or chargeable against such items and are to be reduced by contributions by the Employer to a retirement plan to the extent deductible under Code section 404 and (b) with regard to the deduction allowed to the Self-Employed Individual by Code section 164(f).

    1.11 "Eligible Employee" means any Employee of an Employer other than an Employee in either or both of the following categories of Employees:

	 (a) Employees included in a unit of Employees covered by a collective bargaining agreement between the Employer or any Affiliate and "employee representatives," if retirement benefits were the subject of good faith bargaining and two percent or less of the Employees who are covered pursuant to that agreement are professionals as defined in proposed Treasury Regulation 1.410(b)-9(g). For this purpose, the term "employee representatives" does not include any organization more than half of whose members are Employees who are owners, officers or executives of the Employer or any Affiliate.

	 (b) Non-resident aliens within the meaning of Code section 7701(b)(1)(B) who receive no earned income within the meaning of Code section 911(d)(2) from the Employer or any Affiliate which constitutes income from sources within the United States within the meaning of Code section 861(a)(3).

    Notwithstanding the foregoing, the Employer's Adoption Agreement may provide for inclusion of either or both categories of Employees as Eligible Employees.

    1.12 "Employee" means a Self-Employed Individual, any individual who is employed by the Employer in the Business and any individual who is employed by an Affiliate. Each Leased Employee shall also be treated as an Employee of the recipient Employer.

    1.13 "Employer" means the corporation, proprietorship, partnership or other organization which adopts the Plan by execution of an Employer's Adoption Agree-ment. Each Affiliate shall also adopt this Plan, and each of such adopting Affiliates shall be deemed an "Employer" with respect to the Plan; provided, that the Employer signing the Employer's Adoption Agreement shall (a) be the Plan sponsor within the meaning of ERISA section 3(16)(B), and (b) have the authority to act for all participating Employers with respect to Plan administration and the execution and amendment of the Plan.

    1.14 "Employer Contributions" means the contributions made on a Participant's behalf described in Article III.

    1.15 "ERISA" means the Employee Retirement Income Security Act of 1974, as now in effect or as amended from time to time. A reference to a provision of ERISA shall be to such provision and any valid regulations pertaining thereto as well as to the corresponding provision of any legislation which amends, supplements or supersedes that provision and any valid regulations pertaining thereto.

    1.16 "Excess Contributions" means, with respect to any Plan Year, the excess of:

	 (i) the aggregate amount of Salary Reduction Contributions actually taken into account in computing the Deferral Percentage of a Highly Compensated Employee for such Plan Year, over

	  (ii) the maximum amount of such Salary Reduction Contributions permitted under Code section 408(k)(6).

    1.17 "Highly Compensated Employee" means:

	 (a) Any Employee who performs service for the Employer during the "determination year" and who during the "determination year" or "look-back year"
(i) was at any time a 5-percent owner; (ii) received compensation from the Employer in excess of either (A) $64,245 (for 1993) and was in the group of Employees consisting of the top 20% of the Employees when ranked on the basis of compensation paid during the year ("top-paid group") or (B) $96,368 (for
1993) (as both of the amounts specified in (A) and (B) are indexed for cost-of-living pursuant to Code section 414(q)); or (iii) was an officer of the Employer and received compensation in excess of 50% of the dollar limitation in effect under Code section 415(b)(1)(A); and

	 (b) If during the "determination year" or "look-back year" no officer received compensation in excess of 50% of the dollar limitation in effect under Code section 415(b)(1)(A), then the highest-paid officer for such year.

    The determination of who is a Highly Compensated Employee, including the determinations of the number and identity of Employees in the "top-paid group," the number of employees treated as officers and the compensation that is considered, will be made in accordance with Code section 414(q) and the regulations thereunder. The determination of who is a 5-percent owner shall be made in accordance with section 416(i) of the Code and the regulations thereunder.

    1.18 "Leased Employee" means any individual (other than an Employee) who, pursuant to an agreement between the recipient Employer and any other person (the "leasing organization"), has performed services for the recipient Employer (or for the recipient Employer and "related persons" determined in accordance with Code section 414(n)(6)) on a substantially full-time basis for a period of at least one year, which services are of a type historically performed, in the business field of the recipient Employer, by employees and any other individuals who must be treated as a "leased employee" under regulations adopted pursuant to Code section 414(o).

    1.19 "Non-Highly Compensated Employee" means an Employee who is not a Highly Compensated Employee.

    1.20 "Participant" means an Eligible Employee who satisfies the eligibility requirements of Article II with respect to the Plan Year involved.

    1.21 "Plan" means the simplified employee pension plan of the Employer in the form of this Prototype SEP and the applicable Employer's Adoption Agreement executed by the Employer.

    1.22 "Plan Year" means as specified in the Employer's Adoption Agreement either the calendar year or the Employer's tax year ending on the date specified in the Employer's Adoption Agreement. If the Plan Year is modified by an amendment to the Employer's Adoption Agreement, the term "Plan Year" means the Plan Year in effect prior to the amendment, the short period commencing on the first day in which the modification is effective and ending on the day before the first day of the first Plan Year as so modified, and each consecutive twelve month period thereafter ending on the date specified in the Employer's Adoption Agreement. In the event of such a change in Plan Year, for purposes of any service requirement specified in the Employer's Adoption Agreement, (a) an Employee who has any service with the Employer during the short period must be given credit for that service in determining whether he or she has satisfied that requirement, and (b) each Employee who but for such change would have been entitled to a contribution for the calendar year in which the short period begins shall be entitled to share in any Employer contribution made pursuant to Article III for the short period.

    1.23 "Prototype SEP" means Merrill Lynch's SEP Plus Prototype Simplified Employee Pension Plan as set forth in this document, as amended from time to time.

    1.24 "Salary Reduction Contributions" means the contributions made on a Participant's behalf described in Article IV.

    1.25 "Self-Employed Individual" means an individual who has Earned Income for the Plan Year involved, or who would have had such Earned Income but for the fact that the Business had no net earnings for that Plan Year.

    1.26 "SEP/IRA" means the Merrill Lynch Individual Retirement Custodial Account established by or on behalf of an Employee for investment of contribu-tions made on behalf of the Employee under the Plan.

    1.27 "Taxable Wage Base" means the contribution and benefit base in effect under Section 230 of the Social Security Act at the beginning of the Plan Year involved.

		    Article II:  Eligibility to Participate

    Each individual who at any time during a Plan Year was an Eligible Employee who met the eligibility and any age and/or service requirements set forth in the Employer's Adoption Agreement shall be a Participant eligible to receive an allocation to his SEP/IRA for the Plan Year and otherwise participate in the Plan. Notwithstanding the foregoing, an Employee who does not receive Compensa-tion from the Employer for a Plan Year of at least $385 for 1993 (as indexed for cost-of-living pursuant to Code section 408(k)(8)) shall not be a Participant in the Plan for the Plan Year.

		    Article III:  Employer Contributions

A.  Allocation Formula Not Providing for Permitted Disparity

    If the Employer elects in the Employer's Adoption Agreement that Employer Contributions are not calculated using "permitted disparity," the Employer will decide how much, if anything, to contribute for each Plan Year to the SEP/IRAs of Participants. The allocation will be based on the same percentage of each Participant's Compensation, provided that the contribution for any Employee shall not exceed the lesser of 15% of the Participant's Compensation from the Employer for the Plan Year involved or $30,000 (or such higher amount as may be permissible under applicable Treasury Department regulations). If this limit is exceeded on behalf of any Participant for a particular Plan Year, any Salary Reduction Contributions made on behalf of the Participant shall be reduced to the extent of the excess.

B.  Allocation Formula Providing for Permitted Disparity

    If the Employer so elects in the Employer's Adoption Agreement, the Employer Contributions to the SEP/IRA of each Participant shall be calculated using "permitted disparity," often referred to as the contributions being "integrated" with Social Security, in the following manner:

    1) First, the Employer will decide on how much to contribute to each Participant's SEP/IRA as a uniform percentage (the "Base Percentage") of Participants' Compensation. The Base Percentage shall not be less than 3% unless either (a) the Plan is not a "top-heavy" plan as described in Article VI or (b) the Employer has designated in the Employer's Adoption Agreement that "top-heavy" minimum contributions will be provided under another Defined Contribution Plan.

    2) After the contribution has been allocated pursuant to paragraph 1 above, an additional allocation shall be made to the SEP/IRA of each Participant, taking into consideration only that amount of such Participant's Compensation in excess of the Integration Level designated by the Employer in the Employer's Adoption Agreement for the Plan Year involved. The percentage of Compensation for any additional allocation under this paragraph shall not exceed the lesser of:

	(i)  the contribution percentage used under paragraph 1; or

	(ii) the applicable percentage determined in accordance with the table below.

________________________________________________________________________________
If the Integration Level is:                                      the applicable
								  percentage is:

1)   equal to the Taxable Wage Base                                       5.7%

     more than:                         but not more than:

2)   $0                                 20% of the Taxable Wage Base      5.7%

3)   20% of the Taxable Wage Base       80% of the Taxable Wage Base      4.3%

4)   80% of the Taxable Wage Base       up to the Taxable Wage Base       5.4%

For 1993, the Taxable Wage Base is $57,600, 20% of the Taxable Wage Base is $11,520 and 80% of the Taxable Wage Base is $46,080.
________________________________________________________________________________

    For purposes of the above allocation, in no event can the amount allocated to a Participant's SEP/IRA exceed the lesser of 15% of the Employee's Compensa-tion or $30,000 (or such higher amount as may be permissible under applicable Treasury Department regulations). If this limit is exceeded on behalf of any Participant for a particular Plan Year, any Salary Reduction Contributions made on behalf of the Participant shall be reduced to the extent of the excess.

C.  Deductibility of Employer Contributions

    The Employer may, subject to limitations contained in the Code, deduct contributions made to the Plan in the taxable year within which the Plan Year ends. Contributions made for a particular taxable year of the Employer which are contributed by the due date of the Employer's income tax return (including extensions) are deemed made in such taxable year. The otherwise applicable deduction limitation under Code section 404(a)(3)(A) (with respect to allowable deductions for contributions made under any stock bonus or profit-sharing plan maintained by the Employer) shall be reduced by the amount of SEP contributions deductible by the Employer for the taxable year involved.

		  Article IV:  Salary Reduction Contribution Option

A. Conditions and Restrictions Pertaining to the Salary Reduction Contribution Option

    If the Employer so elects in the Employer's Adoption Agreement, for each Plan Year in which such election is available, each Participant may, pursuant to a Compensation Reduction Agreement, elect to have Compensation that is earned subsequent to the election reduced, through either a single sum or continuing contributions, or both, by an amount not in excess of the lesser of
(i) $8,994 per year for 1993 (as indexed for cost-of-living pursuant to Code section 402(g)) taking into account the Salary Reduction Contributions made under the Plan in addition to all other elective deferrals made under all of the plans of the Employer or an Affiliate and (ii) 15% of the Participant's Compensation for the Plan Year, and the Employer or an Affiliate will contribute these amounts as Salary Reduction Contributions to the Participant's SEP/IRA as an additional Employer contribution for the Plan Year. No Salary Reduction Contributions may be made by a Participant on the basis of Compensation that the Participant received or had a right to receive before the later of the Effective Date of this Plan, as specified in the Employer's Adoption Agreement, and the execution by the Participant of a Compensation Reduction Agreement.

    1) The Employer's election shall not be effective for any Plan Year unless at least fifty percent (50%) of the Participants elect to have Salary Reduction Contributions contributed to the Plan. In the event that this requirement is not satisfied as of the end of any Plan Year, all Salary Reduction Contribution amounts contributed on behalf of Participants shall be considered "disallowed deferrals," i.e. IRA contributions that are not Plan contributions.

    2) Disallowed deferrals are includable in the Participant's taxable income in the calendar year which contains the earliest date that any Salary Reduction Contributions made on behalf of the Participant during the Plan Year of the disallowed deferrals would instead have been received in cash by the Participant had the Participant not elected to have Salary Reduction Contributions made on his behalf. Income allocable to the disallowed deferrals shall be includable in the Participant's taxable income in the year such amounts are withdrawn from the Participant's SEP/IRA.

    3) The Employer shall notify each affected Participant, within 2-1/2 months following the end of the Plan Year to which the disallowed deferrals relate, of the status of such contributions, which notification shall specify (a) the amount of the disallowed deferrals, (b) the calendar year in which they are includable in income, and (c) that unless the Participant withdraws the disallowed deferrals (and allocable income) from the SEP/IRA by April 15 following the calendar year of notification by the Employer, (i) such disallowed deferrals will be subject to the IRA contribution limitations contained in Code sections 219 and 408, (ii) IRA contributions which exceed such limitations are subject to a 6% tax pursuant to Code section 4973 and (iii) income allocable to a disallowed deferral, unless timely withdrawn, is subject to a 10% tax on early distributions pursuant to Code section 72(t) when withdrawn.

B.  Excess Contributions

    1) The Deferral Percentage, in any Plan Year, of each Highly Compensated Employee participating shall be adjusted so that it is not more than the product derived by multiplying the average of the Deferral Percentages for such year of Non-Highly Compensated Employees by 1.25.

    2) The Employer shall notify each affected Highly Compensated Employee, within 2-1/2 months following the end of the year to which the Excess Contributions relate, of any Excess Contributions to the Highly Compensated Employee's SEP/IRA for the applicable year. Such notification shall specify
(a) the amount of the Excess Contributions, (b) the calendar year in which the contributions are includable in income, and (c) that unless the Participant withdraws the Excess Contributions (and allocable income) from the SEP/IRA by April 15 following the calendar year of notification by the Employer, (i) such Excess Contributions will be subject to the IRA contribution limitations contained in Code sections 219 and 408 for the preceding year, (ii) IRA contributions which exceed such limitations are subject to a 6% tax pursuant to Code section 4973 and (iii) income allocable to an Excess Contribution, unless timely withdrawn, is subject to a 10% tax on early distributions pursuant to Code section 72(t) when withdrawn.

3) For purposes of making the determination required by paragraph 2)(b), Excess Contributions are includable in the affected Highly Compensated Employee's taxable income in the calendar year which contains the earliest date that any Salary Reduction Contributions made on behalf of the Participant during the Plan Year in which the Excess Contributions were made would instead have been received in cash by the Participant had the Participant not elected to have Salary Reduction Contributions made on his behalf. If, however, the Excess Contributions made on a Participant's behalf are less than $100 (excluding allocable income), such Excess Contributions are includable in the affected Participant's taxable income in the calendar year that the Employer notifies the Participant of such contributions. Income allocable to the Excess Contributions shall be includable in the Participant's taxable income in the year such amounts are withdrawn from the Participant's SEP/IRA.

    4) An Employer which fails to timely notify an affected Participant of an Excess Contribution shall be liable for a tax equal to 10% of the amount of the Excess Contribution. An Employer which fails to notify an affected Participant prior to the end of the Plan Year following the Plan Year in which the Excess Contribution arose, shall no longer maintain a plan which satisfies the requirements of Code section 408(k)(b) and any contributions to an Employee's SEP/IRA will be subject to IRA contribution limitations contained in Code sections 219 and 408.

    5) The Employer shall notify each Eligible Employee who elects to have Salary Reduction Contributions made on his or her behalf to the Plan that, until 2-1/2 months after the end of a particular Plan Year, any transfer or distribution from that employee's SEP/IRA of Plan contributions (or income on these contributions) attributable to Salary Reduction Contributions made during that Plan Year will be includable in income for purposes of Code sections 72(t) and 408(d)(1).

		    Article V:  Limitations on Contributions

    If the Employer currently maintains another Defined Contribution Plan, contributions under the Defined Contribution Plan shall first be limited to the extent necessary to satisfy the maximum contribution limitations under Code section 415(c)(1). An Employer who has ever maintained a Defined Benefit Plan which is now terminated may not participate in this Prototype SEP. If, subsequent to adopting this Plan, any Defined Benefit Plan of the Employer terminates, the Employer will no longer participate in this Prototype SEP and will be considered to have an individually designed plan.

			Article VI:  Top-Heavy Provisions

A.  Top-Heavy Rules

    In any Plan Year that this Plan is a "top-heavy" plan, the provisions of this Article VI will automatically supersede any conflicting provision of the Plan.

B.  Top-Heavy Plan

    The determination of whether the Plan is a "top-heavy" plan for any Plan Year shall be made in accordance with Code section 416(g) and the regulations thereunder, provided, however, that, unless otherwise provided in the Employer's Adoption Agreement, a Participant's "account balance" under this Plan shall be deemed to be the sum of all Employer Contributions and Salary Reduction Contributions made on his or her behalf.

C.  Top-Heavy Benefits

    For any Plan Year that this Plan is a "top-heavy" plan, unless otherwise provided in the Employer's Adoption Agreement, the Employer contribution for such Plan Year to the SEP/IRA of each Participant (other than a "key employee" under Code section 416(i)(1), shall not be less than an amount which, in combination with all other contributions (except for Salary Reduction Contributions), if any, is equal to the lesser of (a) three percent (3%) of the Participant's Compensation and (b) a percentage of Compensation equal to the percentage of Compensation at which all contributions, including Salary Reduction Contributions, are made under the Plan for the Plan Year for the "key employee" for whom such percentage is the highest for the Plan Year.

    Under Code section 416(i)(1), a "key employee" is an Employee or former Employee (and any beneficiary thereof) who, at any time during a Plan Year, was
(i) an officer of the Employer (if the Employee's compensation exceeds 50% of the limit under Code section 415(b)(1)(A); (ii) an owner of one of the ten largest interests in the Employer (if the Employee's Compensation exceeds 100% of the limit under Code section 415(c)(1)(A); (iii) a 5% owner of the Employer, as defined in Code section 416(i)(1)(B)(i); or (iv) a 1% owner of the Employer (if the Employee has Compensation in excess of $150,000).

    Your employer's Merrill Lynch Prototype Simplified Employee Pension Plan ("Prototype SEP") allows for potentially significant employer contributions to provide retirement benefits through a Merrill Lynch individual retirement account ("SEP/IRA") for each participant. Your employer may also be permitted to allow you to make elective salary deferrals to your SEP/IRA for a given plan year if certain requirements for that plan year are met. Through your own SEP/IRA, you have available a wide array of choice and flexibility available to individually structure an investment program depending on your retirement goals and preferences.

    The terms and conditions of your Merrill Lynch SEP/IRA and certain tax and legal considerations are described in the Merrill Lynch Individual Retirement Account Disclosure Statement ("IRA Disclosure Statement"). That statement is included in the booklet containing a copy of the Merrill Lynch Individual Retirement Account Custodial Agreement (the legal document governing your SEP/IRA). You should have received a copy of that booklet along with copies of your Prototype SEP Employer's Adoption Agreement.

    This Prototype Disclosure Statement is in two parts: the main text that we believe is most descriptive of your employer's Prototype SEP plan and the text prescribed by the IRS that your employer is required to provide to you. You should read this Prototype Disclosure Statement in connection with your Prototype Employer's Adoption Agreement. It describes the eligibility rules for a SEP, the manner in which SEP contributions are calculated and limited and other important information relating to SEPs.

    I.  Eligibility Requirements for Participation

    Your employer must include you as a Prototype SEP participant if you meet the age and service requirements specified in the Employer's Adoption Agreement. Your employer may not require you to be older than age 21 or work either full or part time for your employer in more than 3 years of the past 5 plan years.

    In the Prototype Employer's Adoption Agreement, your employer chose as the plan year either its tax year or the calendar year. The plan year is used not only for determining whether you are eligible to participate, but also for measuring your compensation on which your employer's SEP contribution is based as described in Section III below.

    In addition, in order to participate, you must receive at least $385* in compensation from your employer during the plan year. (Compensation for this purpose is determined without regard to any "elective deferrals," discussed in
Section IV below, which you make under the Prototype SEP, or salary reduction contributions which you make under a "cafeteria plan" or similar arrangement).

    *For 1993, adjusted annually for inflation.

    Generally, employees who are nonresident aliens with no U.S. source income and/or covered by a collective bargaining agreement are excluded from participation in the Prototype SEP unless your employer specifically includes them on the Employer's Adoption Agreement.

    II.  Contributions to and Withdrawals from Your SEP/IRA

    You or your employer must establish a Merrill Lynch SEP/IRA for you if you are eligible to participate in your employer's Prototype SEP. In addition to receiving any SEP contributions, you may use your SEP/IRA to make annual IRA contributions of up to $2,000 or 100% of compensation, whichever is less, and/or to transfer or roll over assets from other retirement plans as described in the IRA Disclosure Statement.

    Your employer's SEP contributions under the Prototype SEP and any salary reduction contributions made on your behalf are tax-deferred.

    If you are eligible to participate under your employer's plan for a plan year and your employer makes an employer contribution for the year, you are entitled to have a contribution made to your SEP/IRA if you worked for the employer at any time during the year even if you are no longer working for the employer at the end of the plan year or at the time the contribution is made for that year. In that case, your employer must deposit the contribution in your SEP/IRA and send notice of the contribution to your last address shown on your employer's records.

    Both employer contributions and elective deferrals, discussed in Sections III and IV below, made under a Prototype SEP, can be made to your SEP/IRA if you are eligible to receive them, even after you attain age 70-1/2. However, as described in the IRA Disclosure Statement you are not permitted to make annual IRA contributions to your SEP/IRA starting in the year in which you attain age 70-1/2. (Note, however, that distributions from your SEP/IRA must begin by April 1 following the year in which you reach 70-1/2, whether or not you are employed and are receiving contributions).

    All contributions to your SEP/IRA are nonforfeitable, that is, the assets in a SEPIRA belong to you and withdrawals can be made by you at any time, subject to income tax (to the extent income tax has not previously been assessed) and, possibly, to a penalty tax for distributions made prior to your attaining age 59-1/2 (unless you are permanently and totally disabled or another penalty exception applies). You may generally avoid the income and penalty taxes, however, by "rolling over" the withdrawn amount to another IRA within 60 days after you receive the withdrawal. Please refer to the IRA Disclosure Statement for discussion about rules on rollovers. You should note, however, that you may not roll over withdrawals of "excess" or "disallowed" contributions discussed below, nor may you arrange to have those amounts transferred directly to another trustee or custodian.

    III.  Employer Contributions

    Employer SEP contributions are discretionary, that is, your employer is not required to make anannual contribution to your SEP/IRA under a SEP plan.

    If your employer chooses to make a SEP contribution for a plan year, the contribution must be based on one of two types of definite written allocation formulas, both of which are described below.

A.  Definition of Compensation

    "Compensation" generally means wages and all other payments of compensation to you by your employer included in the "Wages, Tips and Other Compensation" box on the Internal Revenue Service Form W-2.

    If you are self-employed, i.e., a partner or sole proprietorship, your compensation is your reported "net earnings from self-employment," after taking into account your deductions for retirement plan contributions (including employer SEP contributions to your SEP/IRA) and for one-half of your self-employment tax.

    Whether you are an employee or a self-employed individual, your compensation is calculated by adding in any elective deferral amounts excluded from your income under the salary reduction option, or salary reductions under a cafeteria plan or a similar arrangement. Additionally not more than $235,840 (for 1993, adjusted annually for inflation) of your compensation is used in determining the amount of contributions to your SEP/IRA for a plan year.

B.  Allocation Formulas

    On the Employer's Adoption Agreement, the employer may choose between two allocation formulas. The simpler formula requires that the employer contribu-tion to the SEP/IRA of each participant be a uniform percentage of the participant's compensation.

    Under the other method, employer contributions are calculated using "permitted disparity," which is often referred to as the contributions being "integrated with Social Security" since under old law the employer was permitted to take its portion of the Old-Age, Survivors and Disability Insurance portion of the social security tax into consideration in computing the uniform percentage of compensation required of employer contributions under a SEP.

    If the employer elects the "integrated" allocation method, the employer chooses a "base contribution percentage" and contributes that percentage of your total compensation (not in excess of the upper compensation limit described in Section III.A above) to your SEP/IRA. The employer then chooses another percentage, which is not in excess of the lesser of (a) the "base contribution percentage" or (b) the percentage determined using a table in the Prototype Plan. This second percentage is applied to your compensation, if any, in excess of the "integration level" that your employer has chosen on the Employer's Adoption Agreement up to that compensation limit. The integration level is either the Social Security taxable wage base ($57,600 for 1993, adjusted annually for inflation) or a specified portion of that wage base.

    Whether the uniform percentage method or the integrated method is chosen, the employer contribution to your SEP/IRA cannot exceed the lesser of 15% of your compensation or $30,000. If in any plan year your employer's Prototype SEP plan is considered "top-heavy" (i.e., the aggregate contributions under the plan are heavily weighted to "key employees"), your employer may be required to make a minimum contribution under the plan of up to 3% of your compensation.

    Your employer is required to inform you in writing of all employer contributions to your SEP/IRA by January 31 of the year after which the contribution is made, or within 30 days after the contribution is made, whichever is later. Your employer's contribution to your SEP/IRA must be made by the employer's federal income tax filing deadline, including any extensions, for the employer's tax year in which the plan year ends.

    IV.  Salary Reduction Option

    The salary reduction option is a SEP feature available to many employers.
If your employer is a qualifying employer and has elected this feature, you will be permitted to have your compensation reduced by up to $8,994 (for 1993 and adjusted for inflation in subsequent years) and have the "elective deferral" amount deposited into your SEP/IRA by your employer. That contribution, like all other SEP contributions, will be excluded from your gross income for federal income tax purposes, but, unlike other SEP contributions, is considered wages subject to Social Security taxes paid by you and your employer and federal unemployment tax paid by your employer.

A.  Method of Making Salary Reduction Contributions

    You may elect to have elective deferrals made under the Prototype SEP through a single-sum or continuing contributions, or both, pursuant to a salary reduction agreement with your employer.

	 . You may have your compensation reduced by a specified percentage or an amount per pay period, or for a specified pay period or periods, as designated in writing.

	 . You may base elective deferrals on cash bonuses you would otherwise receive during the year.

    Deferrals cannot be made by you based on compensation you received, or had a right to receive, before execution of a salary reduction agreement between you and your employer.

B.  Limitation on Amounts of Salary Reduction

    If the salary reduction option is available to you, you will be permitted to defer up to the lesser of 15% of your current year compensation or $8,994 (for 1993, adjusted annually for inflation). The deferred amounts are then deposited by your employer in your SEP/IRA. The $8,994 amount is an overall limit that applies each calendar year to all of your salary deferrals under all salary reduction SEP and 401(k) arrangements whether or not they are plans of your employer maintaining the Prototype SEP plan. Any salary reduction contributions you make under a 403(b) (tax-sheltered annuity) arrangement are also taken into account, but the limit may be increased (up to $9,500) by the amount of those salary reduction contributions. You are responsible for determining whether you have exceeded the limit and taking the required corrective action. (Your employers sponsoring those arrangements separately identify your salary reductions for those arrangements on your Form W-2 for the year of the salary reduction).

    Note: The salary reduction contributions, when added to your employer's contribution, cannot exceed the 15% of compensation or $30,000 limit above. If these limits are exceeded for a plan year, your elective deferrals for that plan year must be reduced to the extent of the excess amount and that excess amount, plus all earnings attributable thereto, must be returned to you no later than April 15 following the year of deferral to avoid incurring the 6% excise tax on excess IRA contributions. (Any returned income will be subject to the 10% tax on early distributions unless an exception to the 10% penalty applies, for example, you are over age 59-1/2.) The returned amount is to be included on your income tax return in the year of the deferral.

    There is an additional limitation on the elective deferrals of "highly compensated employees" (i.e., certain owners of the employer, officers and employees having compensation in excess of certain prescribed amounts). The "deferral percentage" (the percentage of compensation that may be deferred) of a highly compensated employee is limited under a formulation which takes into account the average deferral percentages of other eligible employees. Your employer will notify you if you are affected by that limitation.

    If you are a highly compensated employee who has made excess deferrals under the deferral percentage limitation, your employer must notify you within 2-1/2 months following the end of the plan year to which the excess SEP contributions relate. Your employer's notice will specify the amount of your excess SEP contributions, the calendar year in which your excess SEP contributions are includable in income, and that if you do not withdraw your excess SEP contributions by April 15 following the year of notification by your employer, they will be considered excess IRA contributions.

    Excess SEP contributions are includable in your gross income on the earliest dates any elective deferrals made on your behalf during the plan year would have been received by you had you originally elected to receive the amounts in cash. However, if the excess SEP contributions (not including allocable income) total less than $100, then the excess contributions are includable in your gross income in the year of notification. Income allocable to the excess SEP contributions is includable in the year withdrawn from your SEP/IRA.

    Please refer to the IRA Disclosure Statement for more information concerning excess IRA contributions.

    You may not withdraw or transfer from your SEP/IRA contributions (or income on these contributions) attributable to elective deferrals made during the plan year until 2-1/2 months after the end of the plan year or, if sooner, when you employer notifies you that the deferral percentage limitation test (described above) has been completed for that year. In general, any transfer of distribution made before this time will be includable in you gross income and may also be subject to a 10% penalty tax for early withdrawal. You may, however, remove excess elective deferrals from your SEP/IRA before this time, but you may not roll over or transfer these amount to another IRA.

C.  Disallowed Deferrals

    Even if you employer is eligible to offer the salary reduction option for a plan year, the option may not be effective for the plan year if less than 50% of the employees eligible to participate elect to make elective deferrals for the plan year. If this requirement is not satisfied as of the end of a plan year, all of the elective deferrals made by participants for the year are considered "disallowed deferrals," that is, IRA contributions that are not SEP/IRA contributions.

    If there are disallowed deferrals, your employer must within 2-1/2 months after the end of the plan year to which the disallowed deferrals relate, notify you that the elective deferrals are no longer considered SEP/IRA contributions. The notice will state specifically:

    1)  the amount of the disallowed deferrals;

    2) that the disallowed deferrals are includable in your gross income for the calendar year in which the amounts deferred would have been received by you in cash had you not made an election to defer and that the income allocable to such disallowed deferrals is includable in the year withdrawn from the IRA; and

    3) that you must withdraw the disallowed deferrals (and allocable income) from your SEP/IRA by April 15 following the calendar year of notification by your employer.

    Those disallowed deferrals not withdrawn by the April 15 time period will be subject to the IRA contributions limitations and then may be considered an excess contribution to your IRA. Disallowed deferrals may be subject to the 6% penalty tax on excess IRA contributions, and any income allocable to a disallowed deferral when withdrawn may be subject to the 10% tax on early distributions.

    V.  Fees for your SEP/IRA

    A custodial fee is charged each year on your SEP/IRA. In addition, investment in certain assets will result in additional fees. Please refer to your IRA Disclosure Statement for further information.

    VI. Amendments to the Prototype SEP Plan

    Merrill Lynch will inform your employer of any amendments to the Prototype SEP Plan or if it has decided to terminate the SEP Plus Program.

       1                                                      EXHIBIT 24.1
		 Consent of Independent Auditors




The Board of Directors and Stockholders
Parallel Petroleum Corporation:


We consent to incorporation by reference in the registration statements
(No. 33-46959 and No. 33-57348) on Forms S-8, and the registration statements (No. 33-77402 and No. 33-90296) on Forms S-3, of Parallel Petroleum Corporation of our report dated February 2, 1996, relating to the balance sheets of Parallel Petroleum Corporation as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which appears in the December 31, 1995 annual report on Form 10-K of Parallel Petroleum Corporation. Our report on the financial statements of Parallel Petroleum Corporation refers to a change in the method of accounting for income taxes.



							  KPMG PEAT MARWICK LLP


Midland, Texas
March 7, 1996


       1                                                 EXHIBIT 24.2

		    Consent of Independent Petroleum Engineers




    As independent petroleum engineers, we hereby consent to the incorporation by reference in the registration statements (No. 33-46959 and No. 33-57348) on Forms S-8, and the registration statements (No. 33-77402 and No. 33-90296) on Forms S-3 of Parallel Petroleum Corporation of our estimates of reserves, included in the Annual Report on Form 10-K of Parallel Petroleum Corporation for the fiscal year ended December 31, 1995, and to all references to our firm.



					 JOE C. NEAL & ASSOCIATES


Midland, Texas
March 7, 1996