Form 10-Q
period 1996-03-31
PARALLEL PETROLEUM CORP /DE/
filed 1996-05-15
CIK 750561

                             SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D. C. 20549

                                 ------------------------

FORM 10-Q

/X/ 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934

	For the quarterly period ended March 31, 1996  or

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

                                 Yes  'X'                        No

	The number of shares outstanding of each of the issuer's classes of common stock was 14,854,108 shares of common stock, par value $.01, outstanding as of May 1, 1996.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                             PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

    Reference is made to the succeeding pages for the following financial statements:

    -  Balance Sheets as of December 31, 1995 and March 31, 1996

    -  Statements of Operations for the three months ended March 31, 1995 and
       1996

    - Statements of Cash Flows for the three months ended March 31, 1995 and March 31, 1996

    -  Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

                              PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     /a/  Exhibits

          27.  Financial Data Schedule

     /b/  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarterly period ended March 31, 1996.

                          PARALLEL PETROLEUM CORPORATION
                                  BALANCE SHEETS

                                                December 31,    March 31, 1996
                                                    1995*         (Unaudited)
                                               ------------     --------------
ASSETS
- ------
Current assets:
   Cash and cash equivalents                   $    558,748        $    60,629
   Accounts receivable:
     Oil and Gas                                    648,000          1,462,000
     Other, net of allowance for doubtful accounts
        of $28,130 in 1995 and 1996                 115,318            126,109
     Affiliate                                        2,932              5,948
                                               ------------       ------------
                                                    766,250          1,654,686
     Prepaid expenses and other                      16,293             10,169
     Undeveloped leases held for sale                60,413             60,413
     Deferred income taxes                          114,240            210,460
                                               ------------       ------------
          Total current assets                    1,515,944          1,935,728
                                               ------------       ------------
Property and equipment, at cost:
  Oil and gas properties, full cost method       30,879,615         34,687,296
  Other                                             315,983            351,439
                                               ------------       ------------
                                                 31,195,598         35,038,735
  Less accumulated depreciation and depletion     8,837,838          9,491,235
                                               ------------       ------------
          Net property and equipment             22,357,760         25,547,500
                                               ------------       ------------
Other assets net of accumulated amortization
  of $24,500 in 1995 and $28,688 in 1996             40,994             49,056
                                               ------------       ------------
                                               $ 23,914,698       $ 27,532,284
                                               ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities:
    Trade                                      $    856,088       $    780,737
    Affiliate                                        20,557              4,167
                                               ------------       ------------
          Total current liabilities                 876,645            784,904
                                               ------------       ------------
Long-term debt                                   11,674,625         14,429,749
Deferred income taxes                               528,015            916,235
Stockholders' equity:
  Preferred stock - par value of $.10 per
    share, authorized 40,000,000 shares,
    none issued                                          --                 --
  Common stock - par value of $.01 per share,
    authorized 100,000,000 shares, issued and
    outstanding 14,854,108 in 1995 and 1996         148,540            148,540
  Additional paid-in surplus                     11,662,897         11,662,897
  Accumulated deficit                              (976,024)          (410,041)
                                               ------------       ------------
          Total stockholders' equity             10,835,413         11,401,396
Contingencies
                                               ------------       ------------
                                               $ 23,914,698       $ 27,532,284
                                               ============       ============

*The balance sheet as of December 31, 1995 has been derived from the Company's audited financial statements.
 The accompanying notes are an integral part of these financial statements.

                               PARALLEL PETROLEUM CORPORATION

                                  STATEMENTS OF OPERATIONS
                           Three Months Ended March 31, 1995 and 1996

                                           (Unaudited)

                                                      1995            1996
                                                    ------------    -----------
Oil and gas revenues                                 $ 1,167,278    $ 2,337,924
                                                    ------------    -----------
Cost and expenses:
    Lease operating expense                              336,498        452,963
    General and administrative                            37,389         63,629
    Public reporting, auditing and legal                  43,050         45,037
    Depreciation, depletion and amortization             365,303        653,397
                                                     -----------    -----------
                                                         782,240      1,215,026
                                                     -----------    -----------
         Operating income                                385,038      1,122,898
                                                     -----------    -----------
Other income (expense), net:
    Interest income                                          --              93
    Other income                                         11,744          17,335
    Interest expense                                   (260,352)       (282,158)
    Other expense                                          (113)           (185)
                                                    -----------     -----------
         Total other expense, net                      (248,721)       (264,915)
                                                    -----------     -----------
Income before income taxes                              136,317         857,983

Income tax expense - deferred                            46,000         292,000
                                                    -----------     -----------
         Net income                                 $    90,317     $   565,983
                                                    ===========     ===========
Net income per common share                         $       .01     $       .04
                                                    ===========     ===========
Weighted average common shares and common stock
    equivalents outstanding                          15,170,977      15,430,648
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements

                         PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1995 and 1996

                                 (Unaudited)

                                                       1995            1996
                                                  --------------  --------------
Cash flows from operating activities:
  Net income                                      $     90,317    $    565,983
  Adjustments to reconcile net income to
    net cash required by operating activities:
       Depreciation, depletion and amortization        365,303         653,397
       Incomes taxes                                    46,000         292,000
  Other, net                                           151,552          (8,062)
    Changes in assets and liabilities:
       Decrease (increase) in trade receivables       (670,288)       (827,807)
       Decrease (increase) in prepaid expenses
         and other                                     (29,786)          6,124
       Increase (decrease) in accounts payable
         and accrued liabilities                      (918,402)        (91,741)
                                                  ------------    ------------
         Net cash required by operating activities    (965,304)        589,894
                                                  ------------    ------------
Cash flows from investing activities:
  Additions to property and equipment                 (799,016)     (3,843,137)
  Proceeds from disposition of property and equipment  530,171              --
  Acquisition of undeveloped leases
    held for sale                                      (46,015)             --
                                                  ------------    ------------
         Net cash required by investing activities    (314,860)     (3,843,137)
                                                  ------------    ------------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt       1,050,000       2,755,124
  Payments of long-term debt                        (1,610,375)             --
  Stock offering costs                                (289,899)             --
  Proceeds from common stock issuance                1,610,375              --
                                                  ------------    ------------
         Net cash provided by financing activities     760,101       2,755,124
                                                  ------------    ------------
         Net decrease in cash and cash equivalents    (520,063)       (498,119)
Beginning cash and cash equivalents                    598,465         558,748
                                                  ------------    ------------
Ending cash and cash equivalents                  $     78,402    $     60,629
                                                  ============    ============


                               PARALLEL PETROLEUM CORPORATION
                               NOTES TO FINANCIAL STATEMENTS

NOTE 1.	OPINION OF MANAGEMENT

    The financial information included herein is Unaudited; however, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.

NOTE 2.	LONG TERM DEBT

    In July, 1995, the Company and its bank lender amended and restated the Company's revolving credit facility and renewed and extended the Company's outstanding indebtedness under the facility. Interest only is payable on the outstanding principal balance of the revolving facility on the last day of each month through and including May 31, 1997. Under the restated credit facility, the revolving loan will automatically convert to a four-year term loan on June 1, 1997, payable in 48 equal installments of principal plus accrued and unpaid interest, with the final payment being due and payable on May 31, 2001. The aggregate principal amount of the Company's borrowings outstanding at any one time is limited to the lesser of $25,000,000 or the borrowing base then in effect. At March 31, 1996, the borrowing base was $15,225,000 and the aggregate principal amount outstanding at the same date was approximately $14,429,749. Commitment fees of 0.5% per annum on the difference between the loan commitment amount and the average daily amount of the loan are due quarterly. The borrowing base is redetermined by the Bank semi-annually on or about May 1, and November 1 of each year. The note bears interest at the bank's prime rate and is secured by substantially all of the Company's oil and gas properties. The restated loan agreement contains various restrictive covenants and compliance requirements, including maintenance of certain financial ratios, limitations on additional indebtedness and restrictions on the payment of dividends.

NOTE 3.	COMMON STOCK OFFERING

    On February 7, 1995, the Company completed a private placement of 644,150 shares of common stock at $2.50 per share, of which 50,000 shares were purchased by certain Directors (or their affiliates) of the Company. Proceeds received, net of related expenses, were $1,320,476.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  (1)  MATERIAL CHANGES IN FINANCIAL CONDITION

                                     LIQUIDITY

    Working Capital increased $511,525 as of March 31, 1996 compared to December 31, 1995. Current assets exceeded current liabilities by $1,150,824 at March 31, 1996 compared to $639,299 at December 31, 1995. Current assets increased primarily due to an increase of $827,807 in accounts receivable offset by a decrease of $6,124 in prepaid expenses and a decrease in cash of $498,119.
The decrease in cash resulted primarily due to the Company's investments in oil and gas drilling activities and payment of trade payables accrued as of December 31, 1995. The Company continues to employ 3-D seismic technology in conjunction with its drilling activities, which are concentrated on certain gas prospects located in south Texas.

                                CAPTIAL RESOURCES

    The Company incurred net costs of $3,843,137 in its oil and gas property acquisition, development, and enhancement activities for the three months ended March 31, 1996. Such costs were financed by the utilization of the Company's cash position and funds provided from its line of credit.

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

    During 1995, the average sales price received by the Company for its oil was approximately $17.26 per barrel ("Bbl"), as compared to $15.81 in 1994, while the average sales prices for the Company's gas was approximately $1.50 per thousand cubic feet ("Mcf") in 1995, as compared to $1.68 per Mcf in 1994. At March 31, 1996, the price received by the Company for its oil production ranged from $20.00 to $22.00 per Bbl, while the price received by the Company, at that same date, for its gas production ranged from $1.60 to $2.50 per Mcf.

                  (2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS

    Because of the Company's ever-changing reserve base and sources of production, year to year or quarter to quarter comparisons of the Company's results of operations can be difficult. This situation is further complicated by significant changes in product mix (oil vs. gas volumes) and related price fluctuations for both oil and gas. For these reasons, the table below compares the Results of Operations on the basis of equivalent barrels of oil ("EBO") for the period indicated. An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

                                               Three Months Ended
                                  ---------------------------------------------
                                  9-31-95 12-31-95  3-31-96     3-31-95 3-31-96
                                  ------- --------  -------     ------- -------
Production and Prices:
  Oil (Bbls)                       22,819   30,372   44,713      43,216  44,713
  Natural Gas (Mcf)               469,554  478,248  701,895     321,947 701,895
  Equivalent Barrels of Oil (EBO) 101,078  110,080  161,695      96,874 161,695

  Oil Price (per Bbl)              $17.36    17.54    18.27      $16.55  18.27
  Gas Price (per Mcf)              $ 1.45     1.59     2.17      $ 1.40   2.17
  Price per EBO                    $10.93    11.75    14.46      $12.05  14.46

Results of Operations per EBO

Oil and gas revenues               $10.93   $11.75   $14.46      $12.05 $14.46
Costs and expenses:
  Lease operating expense            3.57     3.65     2.80        3.47   2.80
  General and administrative          .67      .59      .39         .39    .39
  Public reporting, auditing
     and legal                        .63      .48      .28         .44    .28
  Depreciation and depletion         3.62     4.75     4.04        3.77   4.04
                                   ------   ------   ------      ------ ------
                                     8.49     9.47     7.51        8.07   7.51
                                   ------   ------   ------      ------ ------
     Operating income                2.44     2.28     6.95        3.98   6.95

Other income (expense):
  Interest expense                  (2.51)   (2.39)   (1.74)      (2.69) (1.74)
  Other income (expense)              .12      .08      .11         .12    .11
                                   ------   ------   ------      ------ ------
Income before income taxes          $ .05   $ (.03)  $ 5.32      $ 1.41 $ 5.32
                                   ======   ======   ======      ====== ======

Net cash flow before working
   capital adjustments             $ 3.67   $ 4.78   $ 9.36      $ 5.18 $ 9.36
                                   ======   ======   ======      ====== ======

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1995:

    During the three months ended March 31, 1996, the following operational items changed relative to the corresponding three month period ended March 31, 1995:

    Net income after tax increased $475,666 (527%) to $565,983 primarily due to a $1,170,646 increase in oil and gas revenues.

    Net cash flow from operations, before working capital adjustments, increased $1,009,760 (201%) to $1,511,380. Oil and gas revenues increased $1,170,646
(100%) to $2,337,924 in 1996 compared to $1,167,278 in 1995.  The EBO's sold in
1996 increased by 64,821 (67%) to 161,695 compared to 96,874 in 1995.

    Costs and expenses increased $432,786 (55%) to $1,215,026 due to the following:

    1. Lease operating expense increased $116,465 (35%) to $452,963 primarily due to the aforementioned 67% increase in EBO's sold. The operating expense per EBO decreased 19% to $2.80 in 1996 compared to $3.47 in 1995 because of increased production on certain recently completed wells that are flowing.

    2. General and administrative expense increased $26,240 (70%) to $63,629 in 1996 primarily due to a doubling in franchise taxes and an increase in general corporate legal expense. Such increase represents $.39 per EBO sold in 1996 compared to $.39 per EBO sold in 1995. General and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

    3. Public reporting, auditing and legal expense increased $1,987 (5%) to $45,037 with no material increases noted in any particular category.

    4. Depreciation, depletion and amortization expense (DD&A) increased $288,094 (79%) to $653,397 due to the aforementioned 67% increase in EBO's sold. The DD&A rate per EBO in 1996 is $4.04 compared to $3.77 in 1995.

    Interest expense increased $21,806 (8%) to $282,158 because of the Company's increased borrowings to finance its oil and gas property acquisitions, enhancements, development drilling and three dimensional seismic technology activities.

                                 SIGNATURES



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 PARALLEL PETROLEUM CORPORATION



Date: May 14, 1996                               BY:  /s/ THOMAS R. CAMBRIDGE
                                                 ------------------------------
                                                      THOMAS R. CAMBRIDGE,
                                                    CHIEF EXECUTIVE OFFICER


Date: May 14, 1996                               BY: /s/ LARRY C. OLDHAM
                                                 ------------------------------
                                                      LARRY C. OLDHAM,
                                                          PRESIDENT

                              INDEX TO EXHIBITS

Exhibit
 No.                                                    Description of Exhibit
- ------                                                  ----------------------

*27                                                     Financial Data Schedule











- -----------------------

* Filed herewith