Form 10-Q
period 1996-06-30
PARALLEL PETROLEUM CORP /DE/
filed 1996-08-14
CIK 750561

<PAGE 1>
			   SECURITIES AND EXCHANGE COMMISSION

				WASHINGTON, D. C. 20549

				------------------------

				       FORM 10-Q
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended June 30, 1996   or

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

			  Yes  'X'                        No

	At June 30, 1996 14,860,358 shares of common stock, par value $.01, were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

<PAGE 2>
				    PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

	Reference is made to the succeeding pages for the following financial statements:

	-       Balance Sheets as of December 31, 1995 and June 30, 1996

	- Statements of Operations for the three months ended June 30, 1995 and 1996 and six months ended June 30, 1995 and 1996

	- Statements of Cash Flows for the six months ended June 30, 1995 and 1996

	-       Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

			  PART II. - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     /a/        Exhibits

	  10.1 Loan Agreement, dated July 1, 1996, between Parallel Petroleum Corporation and Bank One, Texas, N.A.

	  27.  Financial Data Schedule

	/b/  Reports on Form 8-K

	  No reports were filed on Form 8-K during the quarterly period ended June 30, 1996.


 <PAGE 3>
			     PARALLEL PETROLEUM CORPORATION
				    BALANCE SHEETS

							December 31,     June 30, 1996
ASSETS                                                      1995          (Unaudited)
- ------                                                  ------------      -----------

Current assets:
   Cash and cash equivalents                             $   558,748      $   729,356
   Accounts receivable:
     Oil and gas                                             648,000        1,972,000
     Other, net of allowance for doubtful accounts
       of $28,130 in 1995 and 1996                           115,318          213,634
     Affiliate                                                 2,932           23,017
							 -----------      -----------
							     766,250        2,208,651
   Prepaid expenses and other                                 16,293           15,627
   Undeveloped leases held for sale                           60,413           60,413
   Deferred income taxes                                     114,240          210,460
							 -----------      -----------

     Total current assets                                  1,515,944        3,224,507
							 -----------      -----------

Property and equipment, at cost:
   Oil and gas properties, full cost method               30,879,615       37,113,229
   Other                                                     315,983          352,840
							 -----------      -----------
							  31,195,598       37,466,069
Less accumulated depreciation and depletion                8,837,838       10,269,635
							 -----------      -----------
							  22,357,760       27,196,434
							 -----------      -----------
Other assets net of accumulated amortization of $24,500
   in 1995 and $32,876 in 1996                                40,994           44,869
							 -----------      -----------
							 $23,914,698      $30,465,810
							 ===========      ===========


<PAGE 4>

							December 31,     June 30, 1996
LIABILITIES AND STOCKHOLDERS' EQUITY                        1995          (Unaudited)
- ------------------------------------                    ------------      ------------
Current liabilities:
   Accounts payable and accrued liabilities:
     Trade                                               $   856,088      $ 1,481,059
     Affiliate                                                20,557           59,937
							 -----------      -----------
     Total current liabilities                               876,645        1,540,996
							 -----------      -----------
Long-term debt                                            11,674,625       15,068,621
Deferred income taxes                                        528,015        1,435,235
Stockholders' equity:
   Preferred stock - par value of $.10 per share, authorized
     40,000,000 shares, none issued                               --               --
   Common stock - par value of $.01 per share, authorized
     100,000,000 shares, issued and outstanding 14,854,108
     in 1995 and 14,860,358 in 1996                          148,540          148,603
   Additional paid-in surplus                             11,662,897       11,673,772
   Accumulated (deficit) gain                               (976,024)         598,583
							 -----------      -----------
     Total stockholders' equity                           10,835,413       12,420,958
							 -----------      -----------
Contingencies
							 -----------      -----------
							 $23,914,698      $30,465,810
							 ===========      ===========


The balance sheet as of December 31, 1995 has been derived from the Company's audited financial statements.
The accompanying notes are an integral part of these financial statements.

<PAGE 5>
			   PARALLEL PETROLEUM CORPORATION
			      STATEMENTS OF OPERATIONS
		     Three Months Ended June 30, 1995 and 1996
		      Six Months Ended June 30, 1995 and 1996

					 (Unaudited)

						 Three Months            Six Months
					       1995       1996       1995       1996
					   ---------- ---------- ---------- ----------
Oil and gas revenues                       $1,148,799 $3,381,316 $2,316,078 $5,719,240
					   ---------- ---------- ---------- ----------

Cost and expenses:
  Lease Operating expense                     368,937    645,727    705,435  1,098,690
  General and administrative                   56,841     66,687     94,230    130,316
  Public reporting, auditing and legal         46,141     81,711     89,191    126,747
  Depreciation, depletion and amortization    363,554    778,399    728,858  1,431,797
					   ----------  --------- ---------- ----------
					      835,473  1,572,524  1,617,714  2,787,550
					   ---------- ---------- ---------- ----------
     Operating income                         313,326  1,808,792    698,364  2,931,690
					   ---------- ---------- ---------- ----------

Other income (expense), net:
  Interest income                                  --        382         --        475
  Other income                                 12,515     30,151     24,259     47,486
  Interest expense                           (257,928)  (311,516)  (518,280)  (593,674)
  Other expense                                (1,056)      (185)    (1,169)      (370)
					   ---------- ---------- ---------- ----------

     Total other expense, net                (246,469)  (281,168)  (495,190)  (546,083)
					   ---------- ---------- ---------- ----------
Income before income taxes                     66,857  1,527,624    203,174  2,385,607

Income tax expense - deferred                  21,900    519,000     67,900    811,000
					   ---------- ---------- ---------- ----------
     Net income                            $   44,957 $1,008,624 $  135,274 $1,574,607
					   ========== ========== ========== ==========

Net income per common share                $     .003 $     .065 $     .009 $     .102
					   ========== ========== ========== ==========


Weighted average common share and common
  stock equivalents outstanding            15,358,478 15,532,674 15,264,671 15,484,731
					   ========== ========== ========== ==========


The accompanying notes are an integral part of these financial statements

<PAGE 6>
			     PARALLEL PETROLEUM CORPORATION

				STATEMENTS OF CASH FLOWS
			 Six Months Ended June 30, 1995 and 1996

				      (Unaudited)

							    1995         1996
							 -----------  -----------
Cash flows from operating activities:
   Net income                                             $  135,274   $1,574,607
   Adjustments to reconcile net income to net cash
     provided (used in) by operating activities:
	Depreciation, depletion and amortization             728,858    1,431,797
	Income taxes                                          67,900      811,000
	Other, net                                           170,357       (3,875)

   Changes in assets and liabilities:
     Increase in accounts receivable                         (35,803)  (1,442,401)
     (Increase) decrease in prepaid expenses and other       (45,543)         666
     (Decrease) increase in accounts payable and accrued
	liabilities                                       (1,398,696)     664,351
							  ----------   ----------
     Net cash provided (used in) by operating activities    (377,653)   3,036,145
							  ----------   ----------
Cash flows from investing activities:
   Additions of property and equipment                    (1,646,920)  (6,270,471)
   Proceeds from disposition of property and equipment     1,200,671           --
   Acquisition of undeveloped leases held for sale           (46,015)          --
							  ----------   ----------
      Net cash used in investing activities                 (492,264)  (6,270,471)
							  ----------   ----------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt            1,050,000    3,393,996
   Payment of long-term debt                              (1,610,375)          --
   Proceeds from exercise of options                          36,694       10,938
   Stock offering costs                                     (289,899)          --
   Proceeds from common stock issuance                     1,610,375           --
							  ----------   ----------
      Net cash provided by financing activities              796,795    3,404,934
							  ----------   ----------

Net increase (decrease) in cash and cash equivalents         (73,122)     170,608
Beginning cash and cash equivalents                          598,465      558,748
							  ----------   ----------
Ending cash and cash equivalents                          $  525,343      729,356
							  ==========   ==========

The accompanying notes are an integral part of these financial statements

<PAGE 7>

			     PARALLEL PETROLEUM CORPORATION
			     NOTES TO FINANCIAL STATEMENTS

NOTE 1.  OPINION OF MANAGEMENT

	The financial information included herein is unaudited; however, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.

NOTE 2.  LONG TERM DEBT

     On July 1, 1996, the Company entered into a loan agreement with Bank One, Texas, National Association to refinance the outstanding indebtedness under its loan agreement with its former bank lender, and to provide funds for working capital. The loan agreement provides for a revolving credit facility (the "Credit Facility") maturing in July, 2001. The Company may borrow up to the lesser of $30 million or the "borrowing base" in effect from time to time. The borrowing base is redetermined by the bank semi-annually on or about April 1, and October 1 of each year. The Company selects from two borrowing base amounts established by the bank. One amount is subject to automatic reduction each month by an amount determined by the bank and the other borrowing base amount is not subject to automatic monthly reduction. Generally, borrowing base amounts that are subject to automatic monthly reduction will be greater than borrowing base amounts that are not subject to monthly reduction. At July 1, 1996, the borrowing base was $17 million, which is not subject to automatic monthly reduction. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and bear interest, at the election of the Company, at a rate equal to (i) the bank's base lending rate or (ii) the bank's eurodollar rate plus a margin of 2.50%. On July 1, 1996, the interest rate on outstanding borrowings in the principal amount of approximately $15,069,000 was 8.25%, the bank's base lending rate on such date. Interest on amounts outstanding under the Credit Facility is due on the last day of each month for loans bearing interest at the base lending rate and, in the case of loans bearing interest at the eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two or three months, as selected by the Company at the time of borrowing. Commitment fees of 0.25% per annum on the difference between the loan commitment amount and the average daily amount of the loan are due quarterly. The restated loan agreement contains various restrictive covenants and compliance requirements, including maintenance of certain financial ratios, limitations on additional indebtedness and restrictions on the payment of dividends.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

		     (1)  MATERIAL CHANGES IN FINANCIAL CONDITION

				      LIQUIDITY

	Working Capital increased $1,044,212 as of June 30, 1996 compared to December 31, 1995. Current assets exceed current liabilities by $1,683,511 at June 30, 1996 compared to $639,299 at December 31, 1995.

<PAGE 8>
				   CAPITAL RESOURCES


	The Company incurred net costs of $6,270,471 in its oil and gas property acquisition, development, and enhancement activities for the six months ended June 30, 1996. Such costs were financed by the utilization of the Company's cash position and funds provided from its line of credit.

	Historically, the Company concentrated most of its drilling activities onshore in Texas in exploratory prospects. However, starting in 1988 the Company followed a policy of de-emphasizing exploratory drilling and committing most of its available funds to the acquisition and enhancement of producing oil and gas properties and development drilling. Beginning in 1992, the Company expanded its acquisition and enhancement efforts through the use of three-dimensional seismic technology. Based on the Company's projected oil and gas revenues and related expenses, Management believes that its internally generated cash flow, coupled with proceeds from borrowings under the Company's lending facility, will be sufficient to fund its current operations. In addition, the Company continually reviews and considers alternative methods of financing.

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

      During 1995, the average sales price received by the Company for its oil was approximately $17.26 per barrel ("Bbl"), as compared to $15.81 in 1994, while the average sales prices for the Company's gas was approximately $1.50 per thousand cubic feet ("Mcf") in 1995, as compared to $1.68 per Mcf in 1994. At June 30, 1996, the price received by the Company for its oil production ranged from $20.00 to $22.00 per Bbl, while the price received by the Company, at that same date, for its gas production ranged from $1.60 to $2.50 per Mcf.


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

<PAGE 9>

					Three Months Ended           Three Months Ended
				   12-31-95   3-31-96  6-30-96       6-30-95   6-30-96
				   --------  -------- --------      --------  --------
Production and Prices:
   Oil (Bbls)                        30,372   44,713    57,387       36,172     57,387
   Natural Gas (Mcf)                478,248  701,895   906,826      346,356    906,826
   Equivalent Barrels of Oil (EBO)  110,080  161,695   208,525       93,898    208,525

   Oil Price (per Bbl)               $17.54   $18.27    $22.77       $17.78     $22.77
   Gas Price (per Mcf)               $ 1.59   $ 2.17    $ 2.28       $ 1.42     $ 2.28
   Price per EBO                     $11.75   $14.46    $16.21       $12.23     $16.21

Results of Operations per EBO

Oil and gas revenues                 $11.75   $14.46    $16.21       $12.23     $16.21
Costs and expenses:
   Lease operating expense             3.65     2.80      3.10         3.93       3.10
   General and administrative           .59      .39       .32          .61        .32
   Public reporting, auditing
     and legal                          .48      .28       .39          .49        .39
   Depreciation and depletion          4.75     4.04      3.73         3.87       3.73
				     ------   ------    ------       ------     ------
				       9.47     7.51      7.54         8.90       7.54
				     ------   ------    ------       ------     ------
	Operating income               2.28     6.95      8.67         3.33       8.67

Other income (expense):
   Interest expense                   (2.39)   (1.74)    (1.49)       (2.75)     (1.49)
   Other income                         .08      .11       .15          .12        .15
				     ------   ------    ------       ------     ------
	Income before income taxes   $ (.03)  $ 5.32    $ 7.33       $  .70     $ 7.33
				     ======   ======    ======       ======     ======

Net cash flow before working
   capital adjustments               $ 4.78   $ 9.36    $11.06       $ 4.57     $11.06
				     ======   ======    ======       ======     ======


						   Six Months Ended
					   6-30-94     6-30-95     6-30-96
					   -------     -------     -------
Production and Prices:
   Oil (Bbls)                               91,298      79,388     102,100
   Natural Gas (Mcf)                       640,861     668,303   1,608,721
   Equivalent Barrels of Oil (EBO)         198,108     190,772     370,220

   Oil Price (per Bbl)                      $14.33      $17.11      $20.80
   Gas Price (per Mcf)                      $ 1.74      $ 1.43      $ 2.23
   Price per EBO                            $12.26      $12.14      $15.45


<PAGE 10>



						   Six Months Ended
					   6-30-94     6-30-95     6-30-96
					   -------     -------     -------
Results of Operations per EBO

Oil and gas revenues                        $12.26      $12.14      $15.45
Costs and expenses:
   Lease operating expense                    3.37        3.70        2.97
   General and administrative                  .44         .49         .35
   Public reporting, auditing
     and legal                                 .52         .47         .34
   Depreciation and depletion                 3.55        3.82        3.87
					    ------      ------      ------
					      7.88        8.48        7.53
					    ------      ------      ------
     Operating income                         4.38        3.66        7.92

Other income (expense):
   Interest expense                          (1.37)      (2.72)      (1.60)
   Other income                                .29         .12         .14
					    ------      ------      ------
     Income before income taxes             $ 3.30      $ 1.06      $ 6.46
					    ======      ======      ======

Net cash flow before working
   capital adjustments                      $ 6.85      $ 4.88      $10.33
					    ======      ======      ======


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995:

	During the three months ended June 30, 1996, the following operational items changed relative to the corresponding three month period ended June 30, 1995:

	Income before taxes increased $1,460,767 (2185%) to $1,527,624 primarily due to a $2,232,517 (194%) increase in oil and gas revenues offset by a $737,051 (88%) increase total costs and expenses.

	Net cash flow from operations, before working capital adjustments, increased $1,875,612 (435%) to $2,306,023. Oil and gas revenues increased $2,232,517 (194%) to $3,381,316 in 1996 compared to $1,148,799 in 1995. The EBO sold in 1996 increased by 114,627 (122%) to 208,525 compared to 93,898 in 1995.

	Costs and expenses increased $737,051 (88%) to $1,572,524 due to the following:

	1. Lease operating expense increased $276,790 (75%) to $645,727 primarily due to the aforementioned 122% increase in EBO's sold. The operating expense per EBO decreased 21% to $3.10 compared to $3.93 in 1995 because of increased production on certain recently completed wells that are flowing.

<PAGE 11>

	2. General and administrative expense increased $9,846 (17%) to $66,687 in 1996 primarily due to an increase in franchise taxes and in general corporate legal expense. Such increase represents $.32 per EBO sold in 1996 compared to
$.61 per EBO   sold in 1995.  General and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

	3. Public reporting, auditing and legal expense increased $35,570 (77%) to $81,711 in 1996 primarily due to increased legal expense and shareholder communication costs.

	4. Depreciation, depletion and amortization expense (DD&A) increased $414,845 (114%) to $778,399 due to the aforementioned 122% increase in EBO's sold. The DD&A rate per EBO in 1996 is $3.73 compared to $3.87 in 1995.

	Interest expense increased $53,588 (21%) to $311,516 because of the Company's increased borrowings to finance its oil and gas property acquisitions, enhancements, development drilling and three dimensional seismic technology activities.

     Income tax expense of $519,000 and $21,900 for the three months ended June 30, 1996 and 1995, respectively, reflect the net of deferred tax expense and deferred tax benefits resulting from the tax calculations. For the three months ended June 30, 1996, the Company had an effective total tax rate of 34%.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995:

     During the six months ended June 30, 1996, the following operational items changed relative to the corresponding six month period ended June 30, 1995.

     Income before taxes increased $2,182,433 (1074%) to $2,385,607 primarily due to a $3,403,162 (147%) increase in oil and gas revenues offset by a $1,169,836 (72%) increase in total costs and expenses.

     Net cash flow from operations, before working capital adjustments, increased $2,885,372 (309%) to $3,817,404. Oil and gas revenues increased $3,403,162 (147%) to $5,719,240 in 1996 compared to $2,316,078 in 1995.
The EBO sold in 1996 increased by 179,448 (94%) to 370,220 compared to 190,772 in 1995. The sales price per EBO increased 27% to $15.45 in 1996 compared to $12.14 in 1995.

     Costs and expenses increased $1,169,836 (72%) to $2,787,550 due to the following:

     1. Lease operating expense increased $393,255 (56%) to $1,098,690 primarily due to the aforementioned 94% increase in EBO's sold. The operating expense per EBO decreased 20% to $2.97 in 1996 compared to $3.70 in 1995 because of increased production on certain recently completed wells that are flowing.

     2. General and administrative expense increased $36,086 (38%) to $130,316 in 1996 primarily due to an increase in franchise taxes and general corporate legal expense. Such increase represents $ .35 per EBO sold in 1996 compared to $ .49 per EBO in 1995. General and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

     3. Public reporting, auditing and legal expense increased $37,556 (42%) to $126,747 primarily due to increases in postage expense related to shareholder communication and legal fees.

<PAGE 12>

     4. Depreciation, depletion and amortization expense (DD&A) increased $702,939 (96%) to $1,431,797 in 1996. The DD&A rate per EBO in 1996 is $3.87 compared to $3.82 in 1995.

     Interest expense increased $75,394 (15%) to $593,674 because of the Company's increased borrowings to finance its producing property acquisition, enhancements, development drilling and three-dimensional seismic technology activities. Interest expense decreased 41% per EBO sold in 1996 to $1.60 compared to $2.72 per EBO sold in 1995.

     Income tax expense of $811,000 and $67,900 for the six months ended June 30, 1996 and 1995, respectively, reflect the net of deferred tax expense and deferred tax benefits resulting from the tax calculations. For the six months ended June 30, 1996, the Company had an effective total tax rate of 34%.


OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on May 15, 1996.
At the meeting, the following persons were elected to serve as Directors of the Company for a term of one year expiring in 1997 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Danny
H. Conklin, (3) Ernest R. Duke, (4) Myrle Greathouse, (5) Larry C. Oldham and
(6) Charles R. Pannill.

     Set forth below is a tabulation of votes with respect to each nominee for
Director:

     NAME                       VOTES CAST FOR        VOTES WITHHELD    BROKER NON-VOTE
     Thomas R. Cambridge         11,434,598               16,546               --
     Danny H. Conklin            11,434,938               16,206               --
     Ernest R. Duke              11,429,128               22,016               --
     Myrle Greathouse            11,434,398               16,746               --
     Larry C. Oldham             11,434,738               16,406               --
     Charles R. Pannill          11,434,048               17,096               --


     In addition to electing Directors, the stockholders of the Company also voted upon and ratified the appointment of KPMG Peat Marwick LLP to serve as the Company's inde- pendent public accountants for 1996.

     Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of the Company's independent public accountants:


     VOTES CAST FOR          VOTES CAST AGAINST       ABSTENTIONS      BROKER NON-VOTE
      11,423,503                     1,560               26,081                --




<PAGE 13)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

	 10.1 Loan Agreement, dated July 1, 1996, between Parallel Petroleum Corporation and Bank One, Texas, N.A.

	 27.  Financial Data Schedule

     (b) Reports on Form 8-K

	 No reports were filed on Form 8-K during the quarter ended June 30, 1996.


<PAGE 15>
					    SIGNATURES



	PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

						PARALLEL PETROLEUM CORPORATION



Date:  August 13, 1996                          /s/ THOMAS R. CAMBRIDGE
					    ------------------------------
						  THOMAS R. CAMBRIDGE,
						CHIEF EXECUTIVE OFFICER


Date:  August 13, 1996                          /s/ LARRY C. OLDHAM
					     ------------------------------
						    LARRY C. OLDHAM,
						     PRESIDENT AND
					       PRINCIPAL FINANCIAL OFFICER





<PAGE 15>

				      INDEX TO EXHIBITS

Exhibit
 No.                                  Description of Exhibit
- ------                                ----------------------

*10.1 Loan Agreement, dated July 1, 1996, between Parallel Petroleum Corporation and Bank One, Texas, N.A.

*27                                   Financial Data Schedule








- ---------------------
*  Filed herewith