Form 10-Q
period 1996-09-30
PARALLEL PETROLEUM CORP /DE/
filed 1996-11-06
CIK 750561

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1996   or

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

                          Yes  'X'                      No

        At September 30, 1996 14,866,358 shares of common stock, par value $.01, were outstanding.

===============================================================================

                        PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        Reference is made to the succeeding pages for the following financial statements:

        -       Balance Sheets as of December 31, 1995 and September 30, 1996

        - Statements of Operations for the three months ended September 30, 1995 and 1996 and nine months ended September 30, 1995 and 1996

        - Statements of Cash Flows for the nine months ended September 30, 1995 and 1996

        -       Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                          PART II. - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     /a/   Exhibits

           27.  Financial Data Schedule

     /b/   Reports on Form 8-K

           No reports were filed on Form 8-K during the quarterly period ended September 30, 1996.

                         PARALLEL PETROLEUM CORPORATION
                             BALANCE SHEETS

                                                                         September 30,
                                                        December 31,         1996
ASSETS                                                     1995          (Unaudited)
------                                                  ------------      -----------
Current assets:
   Cash and cash equivalents                             $   558,748      $   416,184
   Accounts receivable:
     Oil and gas                                             648,000        2,158,000
     Other, net of allowance for doubtful accounts
       of $28,130 in 1995 and 1996                           115,318          701,339
     Affiliate                                                 2,932            9,634
                                                         -----------      -----------
                                                             766,250        2,868,973
   Prepaid expenses and other                                 16,293           11,530
Undeveloped leases held for sale                              60,413                0
   Deferred income taxes                                     114,240          210,460
                                                         -----------      -----------

     Total current assets                                  1,515,944        3,507,147
                                                         -----------      -----------

Property and equipment, at cost:
   Oil and gas properties, full cost method               30,879,615       40,362,483
   Other                                                     315,983          371,924
                                                         -----------      -----------
                                                          31,195,598       40,734,407
Less accumulated depreciation and depletion                8,837,838       11,456,363
                                                         -----------      -----------
                                                          22,357,760       29,278,044
                                                         -----------      -----------
Other assets net of accumulated amortization of
   $24,500 in 1995 and $40,380 in 1996                        40,994           89,622
                                                         -----------      -----------
                                                         $23,914,698      $32,874,813
                                                         ===========      ===========

                                                                          September 30,
                                                          December 31,         1996
                                                              1995         (Unaudited)
                                                         ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities:
     Trade                                               $   856,088      $ 1,207,972
     Affiliate                                                20,557           60,524
                                                         -----------      -----------
     Total current liabilities                               876,645        1,268,496
                                                         -----------      -----------
Long-term debt                                            11,674,625       16,213,265
Deferred income taxes                                        528,015        1,954,303
Stockholders' equity:
   Preferred stock - par value of $.10 per share,
     authorized 40,000,000 shares, none issued                    --               --
   Common stock - par value of $.01 per share,
     authorized 100,000,000 shares, issued and
     outstanding 14,854,108 in 1995 and 14,866,358
     in 1996                                                 148,540          148,663
   Additional paid-in surplus                             11,662,897       11,684,212
   Accumulated (deficit) gain                               (976,024)       1,605,874
                                                         -----------      -----------
     Total stockholders' equity                           10,835,413       13,438,749
                                                         -----------      -----------
Contingencies
                                                         -----------      -----------
                                                         $23,914,698      $32,874,813
                                                        ============      ===========





The balance sheet as of December 31, 1995 has been derived from the Company's audited financial statements. The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1995 and 1996
                 Nine Months Ended September 30, 1995 and 1996

                                         (Unaudited)

                                                   Three Months              Nine Months
                                               1995          1996         1995         1996
                                           ----------    ----------   ----------   ----------
Oil and gas revenues                       $1,104,579    $3,974,208   $3,420,657   $9,693,448
                                           ----------    ----------   ----------   ----------

Cost and expenses:
  Lease Operating expense                     360,723      803,503    1,066,158     1,902,193
  General and administrative                  131,225      129,109      314,645       386,172
  Depreciation, depletion and amortization    365,709    1,186,728    1,094,566     2,618,525
                                           ----------    ---------   ----------    ----------
                                              857,657    2,119,340    2,475,369     4,906,890
                                           ----------   ----------   ----------    ----------
     Operating income                         246,922    1,854,868      945,288     4,786,558
                                           ----------   ----------   ----------    ----------

Other income (expense), net:
  Interest income                                  --          733           --         1,208
  Other income                                 12,528        9,764       36,787        57,250
  Interest expense                           (254,106)    (338,763)    (772,386)     (932,437)
  Other expense                                  (761)        (243)      (1,930)         (613)
                                           ----------   ----------   ----------    ----------

     Total other expense, net                (242,339)    (328,509)    (737,529)     (874,592)
                                           ----------   ----------   ----------    ----------
Income before income taxes                      4,583    1,526,359      207,759     3,911,966
Income tax expense - deferred                   2,100      519,068       70,000     1,330,068
                                           ----------   ----------   ----------    ----------
     Net income                            $    2,483   $1,007,291   $  137,759    $2,581,898
                                           ==========   ==========   ==========    ==========

Net income per common share                $       --   $      .06   $      .01    $      .17
                                           ==========   ==========   ==========    ==========


Weighted average common share and common
  stock equivalents outstanding            15,389,679   15,695,106   15,307,572    15,579,175
                                           ==========   ==========   ==========    ==========


The accompanying notes are an integral part of these financial statements

                         PARALLEL PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1995 and 1996

                                  (Unaudited)

                                                            1995         1996
                                                         -----------  -----------
Cash flows from operating activities:
   Net income                                             $  137,759   $2,581,898
   Adjustments to reconcile net income to net cash
     provided (used in) by operating activities:
        Depreciation, depletion and amortization           1,094,566    2,618,525
        Income taxes                                          70,000    1,330,068
        Other, net                                           174,544      (48,628)

   Changes in assets and liabilities:
     Increase in accounts receivable                         (45,070)  (2,102,723)
     (Increase) decrease in prepaid expenses and other       (30,800)       4,763
     (Decrease) increase in accounts payable and accrued
        liabilities                                       (1,271,997)     161,900
                                                          ----------   ----------
     Net cash provided by operating activities               129,002    4,545,803
                                                          ----------   ----------
Cash flows from investing activities:
   Additions of property and equipment                    (2,487,696)  (9,855,055)
   Proceeds from disposition of property and equipment     1,260,671      606,610
   Acquisition of undeveloped leases held for sale          (106,015)          --
                                                          ----------   ----------
      Net cash used in investing activities               (1,333,040)  (9,248,445)
                                                          ----------   ----------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt            1,050,000   19,607,261
   Payment of long-term debt                              (1,610,375) (15,068,621)
   Proceeds from exercise of options                          36,694       21,438
   Stock offering costs                                     (289,899)          --
   Proceeds from common stock issuance                     1,610,375           --
                                                          ----------   ----------
      Net cash provided by financing activities              796,795    4,560,078
                                                          ----------   ----------

Net decrease in cash and cash equivalents                   (407,243)    (142,564)
Beginning cash and cash equivalents                          598,465      558,748
                                                          ----------   ----------
Ending cash and cash equivalents                          $  191,222   $  416,184
                                                          ----------   ----------




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

NOTE 2.  LONG TERM DEBT

     On July 1, 1996, the Company entered into a loan agreement with Bank One, Texas, National Association to refinance the outstanding indebtedness under its loan agreement with its former bank lender, and to provide funds for working capital. The loan agreement provides for a revolving credit facility (the "Credit Facility") maturing in July, 2001. The Company may borrow up to the lesser of $30 million or the "borrowing base" in effect from time to time. The borrowing base is redetermined by the bank semi-annually on or about April 1, and October 1 of each year. The Company selects from two borrowing base amounts established by the bank. One amount is subject to automatic reduction each month by an amount determined by the bank and the other borrowing base amount is not subject to automatic monthly reduction. Generally, borrowing base amounts that are subject to automatic monthly reduction will be greater than borrowing base amounts that are not subject to monthly reduction. At September the borrowing base was $19.5 million, which is not subject to automatic monthly reduction. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and bear interest, at the election of the Company, at a rate equal to (i) the bank's base lending rate or
(ii) the bank's eurodollar rate plus a margin of 2.50%. On September 30, 1996, the interest rate on outstanding borrowings in the principal amount of approximately $16,213,000 was 8.25%, the bank's base lending rate on such date. Interest on amounts outstanding under the Credit Facility is due on the last day of each month for loans bearing interest at the base lending rate and, in the case of loans bearing interest at the eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two or three months, as selected by the Company at the time of borrowing. Commitment fees of 0.25% per annum on the difference between the loan commitment amount and the average daily amount of the loan are due quarterly. The restated loan agreement contains various restrictive covenants and compliance requirements, including maintenance of certain financial ratios, limitations on additional indebtedness and restrictions on the payment of dividends.

        On November 1, 1996, the Company received notice from Bank One that the borrowing base under the Credit Facility had been increased, effective November 1, 1996 from $19.5 million to $22.0 million, subject to formal credit approval.

NOTE 3.  COMMON STOCK OFFERING

     On February 7, 1995, the Company completed a private placement of 644,150 shares of common stock at $2.50 per share, of which 50,000 shares were purchased by certain Directors (or their affiliates) of the Company. Proceeds received, net of related expenses, were $1,320,476.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the related notes thereto.

OVERVIEW

     The Company's long-term business strategy is to increase the Company's reserve base by utilizing 3-D seismic technology to endeavor to obtain exploratory drilling returns on capital invested with developmental drilling risks.

     The Company intends to exploit its existing properties and acquire those properties which it believes can be exploited by developing reserves not previously produced. The Company undertakes projects only when it believes the project has the potential for initial cash flow adequate to return the project's capital expenditures within a short period of time, generally less than 36 months. The Company also endeavors to maximize the present value of its projects by accelerating production of its reserves consistent with prudent reservoir management.

     As part of this business strategy, the Company has made significant acquisitions of oil and gas producing properties in the Permian Basin of West Texas and has discovered oil and gas reserves through the use of 3-D seismic technology in the Horseshoe Atoll Reef Trend of West Texas and the Yegua/Frio Gas Trend onshore the Gulf Coast of Texas. Capital utilized to acquire such reserves has been provided primarily by secured bank financing, sales of the Company's equity securities and cash flow from operations. The Company currently anticipates that its total capital expenditures over the next 12 months in connection with the implementation of its business strategy will be approximately $8.0 million. See "-- Liquidity and Capital Resources."

     The Company's operating performance is influenced by several factors, the most significant of which are the prices received for its oil and gas and the Company's production volumes. The world price for oil has overall influence on the prices that the Company receives for it oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices the Company receives are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users and proximity of the Company's wells to major transportation pipeline infrastructure and, to a lesser extent, world oil prices. Additional factors influencing operating performance include production expenses, overhead requirements, and cost of capital.

     The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized.

     Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.

     The Company's quarterly production and results of operations have varied from quarter to quarter. Based on its scheduled drilling activities, the Company does not currently anticipate that its production volumes in the fourth quarter of 1996 will increase significantly compared to its production volumes in the prior two quarters, and normal operating considerations and other factors could result in decreased production volumes in the fourth or any subsequent quarters.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on the Company's statements of operations.

                                                                                     NINE MONTHS
                                                                                        ENDED
                                                     YEARS ENDED DECEMBER 31,       SEPTEMBER 30,
                                                     -------------------------     ---------------
                                                     1993      1994      1995      1995      1996
                                                     -----     -----     -----     -----     -----
Oil and gas revenues...............................  100.0%    100.0%    100.0%    100.0%    100.0%
Costs and expenses:
  Production costs.................................   37.9      30.4      31.1      31.2      19.6
  General and administrative expense...............    8.6       7.2       9.2       9.2       4.0
  Depreciation, depletion and amortization.........   26.7      33.5      34.3      32.0      27.0
                                                     -----     -----     -----     -----     -----
          Total costs and expenses.................   73.2      71.1      74.6      72.4      50.6
                                                     -----     -----     -----     -----     -----
Operating income...................................   26.8      28.9      25.4      27.6      49.4
                                                     -----     -----     -----     -----     -----
Interest expense, net..............................   12.4      15.2      22.0      22.6       9.6
Other expense (income).............................   (2.1)     (1.3)      (.9)     (1.0)      (.6)
                                                     -----     -----     -----     -----     -----
Pretax income......................................   16.6      15.1       4.3       6.1      40.4
Income tax expense.................................    5.7       5.6       1.4       2.0      13.7
                                                     -----     -----     -----     -----     -----
Income before cumulative effect of accounting
  change...........................................   10.9       9.5       2.9       4.0      26.7
Cumulative effect of accounting change.............   (1.4)       --        --        --        --
                                                     -----     -----     -----     -----     -----
Net income.........................................    9.5%      9.5%      2.9%      4.0%     26.7%

  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     Oil and Gas Revenues. Oil and gas revenues increased $6.3 million, or 183%, to $9.7 million for the nine months ended September 30, 1996, from $3.4 million for the same period of 1995. The increase was primarily the result of a 317,000 EBO, or 109%, increase to 609,000 EBO in the Company's oil and gas production, and an increase of 36% in the average sales price per EBO from $11.72 in the nine months ended September 30, 1995 to $15.93 for the same period of 1996. Of the $6.3 million increase in revenues, $3.7 million was attributable to increased oil and gas production volume and $2.6 million was attributable to the increase in average sales prices, primarily gas prices. Of the increase in revenues, $4.4 million, or 70%, was due to production from the Yegua/Frio Gas Trend properties which were drilled, completed and began production during 1996.

     Production Costs. Production costs increased $836,000, or 78%, to $1.9 million for the nine months ended September 30, 1996, from $1.1 million for the same period of 1995. The increase in production of 317,000 EBO was responsible for the increase in production costs. Production costs as a percentage of revenues declined primarily because of the 36% increase in the average sales price per EBO. Additionally, average production costs per EBO declined 15% to $3.12 in the first nine months of 1996 compared to $3.65 in the same period of 1995 as a result of new production from the Company's Yegua/Frio wells. At September 30, 1996, substantially all of the Company's oil wells employed artificial lift (pumping) and have higher associated production costs than its gas wells, which flow. As a result of its successful drilling efforts in the Yegua/Frio Gas Trend during the first nine months of 1996, the Company's production became more weighted toward gas production.

     General and Administrative Expenses. General and administrative expenses increased $71,000, or 23%, to $386,000 for the first nine months of 1996, from $315,000 for the same period of 1995. As a result of the Company's low administrative cost structure and the increase in revenues, the Company's general and administrative expenses as a percentage of revenues decreased from 9.2% for the nine months ended September 30, 1995 to 4.0% for the same period in 1996.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased $1.5 million, or 136%, to $2.6 million in the nine months ended September 30, 1996, from $1.1 million for the same period of 1995. The decrease in depletion, depreciation and amortization as a percentage of revenues is primarily a result of the increase in prices realized per EBO, partially offset by an increase in the DD&A Rate to $4.30 in the nine months ended September 30, 1996 from $3.75 in 1995. The increase in the DD&A Rate is attributable to increased exploration and drilling activities. During the first nine months of 1996, the Company added 1.5 million EBO to its reserve base, net of 609,000 EBO of production, an increase of 31% to its net reserves. Depreciation, depletion and amortization expenses increased only 15% per EBO, reflecting the Company's success in its drilling activities.

     Net Interest Expense. Interest expense increased $160,000, or 21%, to $932,000 for the nine months ended September 30, 1996, from $773,000 for the same period of 1995, due principally to increased borrowings under the Company's revolving loan agreement, offset partially by a decrease in interest rates.

     Income Tax Expense. The Company had an effective tax rate of 34% for the nine month periods ended September 30, 1996 and 1995.

     Net Income and Operating Cash Flow. Net income increased $2.4 million, or 1,785%, to $2.6 million for the nine months ended September 30, 1996, compared to $137,000 for the nine months ended September 30, 1995. Operating cash flow increased approximately $5.2 million, or 402%, to $6.5 million for the nine months ended September 30, 1996 compared to $1.3 million for the nine months ended September 30, 1995. The net income and operating cash flow increases are primarily due to the 183% increase in oil and gas revenues and, due to the Company's low administrative cost structure, costs not increasing in proportion to the increase in revenues.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

        In the third quarter of l996, net income increased by $1.1 million to $1.1 million compared to $2,000 in the third quarter of l995. Oil and gas sales increased $2.87 million, or 260% to $3.97 million for the three months ended September 30, l996, from $1.1 million for the same period of l995, due to production from the Company's new Yegua and Frio gas properties which have been drilled and completed during l996. Production costs increased $443,000, or 123%, to $804,000 for the third quarter of l996 from $361,000 for the same period of l995, due to an increase in production of 137,000 EBO, or 136%, to 238,000 EBO in the third quarter of l996 from 101,000 EBO in the third quarter of l995. Depreciation, depletion and amortization increased $821,000, or 225%, to $1.2 million for the three months ended September 30, l996 from $366,000 for the three months ended September 30, l995, due principally to increased production. Interest expense increased $85,000, or 33%, to $339,000 for the third quarter of l996 from $254,000 for the same period of l995 due principally to an increase in the average balance outstanding under the Company's revolving line of credit of $5.2 million, or 50%, from $10.4 million to $15.6 million, and a decrease in that facility's weighted average interest rate of 1.25 basis points, or 13%, from 9.5% to 8.25%.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 1, 1996, the Company had budgeted expenditures of approximately $8.0 million for 3-D seismic surveys, drilling and enhancement activities in the ensuing 12 months, on the assumption that the 3-D seismic surveys and results of drilling done from time to time will justify such expenditures. Depending on the results of its 3-D seismic activities, the Company may expend additional material amounts for drilling and completion activities.

     Upon completion of this Offering, after giving effect to the application of the estimated net proceeds to repay most of the borrowings outstanding under its revolving loan agreement, the Company believes that its borrowing capacity under its revolving loan agreement, when combined with its currently budgeted cash flows from operations, will be sufficient to fund its presently anticipated working capital requirements and such capital expenditures through the next 12 months.

     On July 1, 1996, the Company entered into its revolving loan agreement, maturing in July 2001, with Bank One, Texas, N.A., to refinance the outstanding indebtedness under its loan agreement with its former bank lender and to provide funds for working capital. The Company may borrow up to the lesser of $30 million or the "borrowing base" in effect from time to time. The borrowing base is redetermined by the bank semi-annually on or about April 1 and October 1 of each year, or at such other times as the bank elects. At September 30, 1996, the borrowing base and outstanding debt were $19.5 million and $16.3 million, respectively.

     The Company's operating activities during the nine month period ended September 30, 1996, provided operating cash flow of $6.5 million. Net income of $2.6 million, adjusted for non-cash charges (primarily depreciation, depletion and amortization and deferred income taxes) of $3.9 million was the primary source of this cash flow. Operating cash flow was $1.5 million for the nine months ended September 30, 1995. Net income of $137,000, adjusted for non-cash charges (primarily depreciation, depletion and amortization and deferred taxes) of $1.2 million, was the principal source of operating cash flow for the nine month period ended September 30, 1995.

     Investing activities during the nine month period ended September 30, 1996 resulted in a net cash outflow of $9.2 million, all of which is attributable to oil and gas property acquisition, development and exploration expenditures. Investing activities during the nine month period ended September 30, 1995 resulted in a utilization of net cash of $1.3 million. Expenditures for oil and gas property acquisitions and exploration and development activities were $2.5 million and sales of undeveloped oil and gas properties provided cash of $1.3 million in the nine months ended September 30, 1995.

     Financing activities during the nine month period ended September 30, 1996, which provided net cash flow of $4.6 million, consisted principally of borrowings under the Company's revolving loan agreement. Financing activities during the nine month period ended September 30, 1995, which provided net cash flow of $797,000, consisted principally of activity on the Company's revolving loan agreement and net proceeds of $1.3 million realized from the sale of shares of the Company's Common Stock in a private placement.

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

        27.     Financial Data Schedule

        (b)     Reports on Form 8-K

                No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                                    SIGNATURES



        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                PARALLEL PETROLEUM CORPORATION



Date:  November 6, 1996                         /s/ Thomas R. Cambridge
                                                ------------------------------
                                                    THOMAS R. CAMBRIDGE,
                                                  CHIEF EXECUTIVE OFFICER


Date:  November 6, 1996                         /s/ Larry C. Oldham
                                                ------------------------------
                                                       LARRY C. OLDHAM,
                                                        PRESIDENT AND
                                               PRINCIPAL FINANCIAL OFFICER

                                  INDEX TO EXHIBITS

Exhibit
 No.                                  Description of Exhibit
------                                ----------------------
*27                                   Financial Data Schedule





-----------------------

* Filed herewith