Form 10-K
period 1996-12-31
PARALLEL PETROLEUM CORP /DE/
filed 1997-03-31
CIK 750561

                   SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10 - K

   [X]           Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934 (Fee Required)

           For the fiscal year ended December 31, 1996

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

                        Yes   X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 10, 1997 was approximately $68,300,000, based on the last sale price of the Company's Common Stock on the same date.

     At March 10, 1997 there were 17,793,358 shares of Common Stock outstanding.

                            FORM 10-K

                  PARALLEL PETROLEUM CORPORATION

                        TABLE OF CONTENTS



 Item No.                                                                  Page


                              PART I

Item     1.        Business. . . . . . . . . . . . . . . . . . . . . . . .   3
Item     2.        Properties. . . . . . . . . . . . . . . . . . . . . . .  15
Item     3.        Legal Proceedings . . . . . . . . . . . . . . . . . . .  17
Item     4.        Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . . . . . . . . .  17


                             PART II

Item     5.        Market for Registrant's Common Equity and
                     Related Stockholder Matters . . . . . . . . . . . . .  18
Item     6.        Selected Financial Data . . . . . . . . . . . . . . . .  19
Item     7.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations . . . . . . . . .  20
Item     8.        Financial Statements and Supplementary Data . . . . . .  25
Item     9.        Changes in and Disagreements with
                     Accountants on Accounting and Financial Disclosure. .  25


                             PART III

Item     10.       Directors and Executive Officers of the Registrant. . .  26
Item     11.       Executive Compensation. . . . . . . . . . . . . . . . .  29
Item     12.       Security Ownership of Certain Beneficial Owners and
                     Management  . . . . . . . . . . . . . . . . . . . . .  35
Item     13.       Certain Relationships and Related Transactions. . . . .  37


                             PART IV

Item     14.       Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K . . . . . . . . . . . . . . . . . . . . .  39


     Certain statements contained in this Form 10-K Report are forward looking statements, including statements with respect to the Company's oil and gas reserves, future net revenues, present values of future net revenues, and budgeted or anticipated expenses. All of these statements involve assumptions of future events which may not prove to be accurate and risks and uncertainties. These risks and uncertainties include risks associated with the drilling of wells, competition, financing availability, fluctuations in prices of oil and gas, governmental regulation, and geological concentration of the Company's reserves. For these and other reasons, actual results may differ materially from those projected or implied.

                             PART I


ITEM  1.   BUSINESS

General

    Parallel Petroleum Corporation (the "Company"), a Delaware corporation, is engaged in, and its only industry segment is, the exploration for and the acquisition and development of oil and gas properties. The Company's primary operations are carried out in the onshore Gulf Coast areas of Jackson, Lavaca, Victoria and Wharton Counties, Texas, and in the Permian Basin of West Texas.

    During 1996, the Company participated in the drilling of 29 gross
(7.58 net) exploratory wells, of which 20 gross (5.20 net) wells were productive and 9 gross (2.38 net) were dry holes.

    At December 31, 1996, the Company had net proved reserves of approximately
32.6 billion cubic feet of natural gas and 1.64 million barrels of oil. Approximately 77% of the Company's proved reserves are natural gas and approximately 84% are proved developed.

    The Company was originally incorporated under the laws of the State of Texas on November 26, 1979. On December 18, 1984, the Company was reincorporated in the State of Delaware.

    The executive offices of the Company are located at One Marienfeld Place, Suite 465, Midland, Texas 79701 and its telephone number at that address is
(915) 684-3727.

Strategy

    The Company's strategy is to continue to increase its reserves and production and improve its financial results by emphasizing the strategies set forth below.

    Exploration Activities. The Company seeks to increase its reserves and production through exploration. The Company primarily seeks exploration prospects which (1) have known geological and reservoir characteristics, (2) are located near existing wells that can be correlated with seismic data for the prospect and (3) could have a meaningful impact on the Company's reserves.

    Producing properties owned and operated by the Company are continually subjected to rigorous production monitoring and evaluated for possible enhancement opportunities. Enhancement activities include recompletions of existing wellbores, restimulations of producing reservoirs, identifying potential infill drilling locations, making mechanical improvements to surface facilities and downhole equipment and reviewing the practicality of applying new drilling and production technologies that could either improve recovery potential or result in the discovery of a new reservoir. The Company may also renegotiate gas purchase contracts or reconfigure gathering lines. In connection with its enhancement operations, the Company routinely reviews the performance and economics of its gas and oil properties and, when it deems necessary, takes corrective action, such as the shutting-in of temporarily uneconomic properties, the plugging of wells deemed to be permanently impaired or depleted, the termination of gas and oil leases deemed uneconomic under then existing operating conditions and/or the sale of properties to third parties. The Company has focused its efforts to acquire producing properties in the Permian Basin of Texas, where it has extensive expertise.

    Technology. The Company uses economically available advanced technology in its exploration and development activities in order to reduce risks, lower costs and more efficiently produce oil and gas from its properties. The
Company believes that the availability of cost effective 3-D seismic surveys makes its use in exploration and development activities attractive from a risk management perspective in certain areas and that 3-D seismic surveys provide the Company with substantially more accurate and comprehensive information for the evaluation of drilling prospects than does conventional 2-D seismic and traditional evaluation methods. The Company evaluates substantially all of its exploratory prospects using 3-D seismic surveys.

    In evaluating certain of its exploratory prospects, the Company also uses amplitude versus offset ("AVO") technology. AVO analysis can show the high contrast between the sand and shales and provides for better interpretation of the reservoir sands to determine the presence of gas.

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

    Acquisitions. The Company supplements its exploration efforts with acquisitions of producing properties. The Company believes that, in certain circumstances, its small staff gives it a competitive advantage in quickly responding to acquisition opportunities. The Company seeks to acquire producing properties that either are underperforming relative to their potential or are candidates for 3-D seismic analysis. The Company seeks to acquire working interests in producing properties for which it can act as operator to allow the Company to control decisions regarding operations.

    The Company continually screens, reviews and evaluates potential producing property acquisitions and undeveloped leases and prospects presented by independent landmen, geologists and engineers, as well as properties available for purchase from major oil companies and other independent oil and gas operators. If the review of a producing property or undeveloped lease or prospect indicates that it may be geologically and economically viable, the Company then attempts to acquire a working interest in the property. To reduce the Company's financial exposure in any one prospect and to enable it to participate in an increased number of prospects, the Company typically enters into co-ownership arrangements with third parties under standard industry form operating agreements. Such arrangements are common in the industry and enable the Company to share the drilling and related costs and dry-hole risks with other participants which, in turn, also enables the Company to participate in the drilling of more wells. From time to time, the Company may sell prospects to third parties or farm-out prospects, retaining an interest in revenues from such prospects.

    Control of Costs. Throughout its operations, the Company strives to maintain low general and administrative expenses. The geographic focus of the Company's operations allows it to manage a relatively large asset base with a small number of employees. The Company believes this base of operations enables the Company to add exploratory prospects and acquire producing properties at relatively low incremental costs.

    The Company also pursues cost savings through the use of outside geological and geophysical consultants for its exploration and development efforts and uses contractors for much of its field operations.

Principal Activities in 1996

    During 1996, the Company's principal exploration activities were focused in the onshore Gulf Coast area of Jackson, Lavaca, Victoria and Wharton Counties in south Texas. The Company participated in the drilling of 23 wells in this area in 1996, of which 4 were dry holes and 19 are producing. Under its agreements with the operator and other third party participants in the Yegua and Frio gas trends in Jackson and Wharton Counties, the Company participates in the acquisition and ownership of (i) 3-D seismic surveys,
(ii) options to acquire gas and oil leasehold interests and (iii) working interests in gas and oil leases determined to have drillable features. Approximately 65% of 1996 capital expenditures, or approximately $11.0
million, was expended in the south Texas operating area.   Although the
Company participates in the acquisition and ownership of three-dimensional seismic survey data obtained from seismic operations conducted on large blocks of acreage, the Company's actual working interest ownership in such acreage is less than the total area surveyed.

    Through December 31, 1996, the Company participated in the drilling of a total of 53 wells in the Gulf Coast area, of which 42 are producing and 11 of which have been dry holes. Of the 42 producing wells, 26 have been drilled to the Frio formation at a depth of approximately 4,000 feet, and 16 have been drilled to the Yegua formation at a depth of approximately 9,000 feet.
At March 1, 1997, the 42 producing wells in which the Company owned an interest were producing, net to the Company's interests, approximately 7,700 Mcf of natural gas per day and approximately 165 barrels of oil and condensate per day.

    In connection with its operations in the Yegua/Frio gas trends in south Texas, the Company enters into exploration agreements with other participants to explore for gas. These agreements enable the Company to participate in the acquisition and ownership of (i) 3-D seismic surveys, (ii) options to acquire oil and gas leasehold interests, and (iii) working interests in oil and gas leases determined to have drillable features. While these agreements provide for seismic operations on approximately 370,000 gross acres, the Company has an actual working interest in only a portion of such acreage.

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

Acquisition and Enhancement Activities

    The Company continually screens, reviews and evaluates potential producing property acquisitions and, when prospects fall within the Company's acquisition parameters, will offer to purchase specific properties. Since 1989, the Company has acquired interests in five significant producing properties in the Permian Basin of West Texas. Set forth below is a summary of certain information regarding the Company's acquisition and enhancement activities in the Permian Basin of West Texas.

    Page Field - The Company owns an 89% working interest in approximately 4,500 gross (4,005 net) acres in the Page Field of Schleicher County, Texas. When the Page Field was acquired by the Company in 1989, twenty-one wells were producing approximately 300 thousand cubic feet ("Mcf") of natural gas
and 30 barrels ("Bbls") of oil per day.   The Company's remedial and
enhancement activities in the Page Field have resulted in gross production rates at December 31, 1996 of approximately 700 MMcf of natural gas and 30 Bbls of oil per day. The Company drilled one new well in the Page Field in December, 1996, and, at March 17, 1997, the well was in process of being production tested.

    West World Strawn Field - The Company owns an 87.5% working interest in approximately 5,538 gross (4,846 net) acres in the West World Strawn Field of Crockett County, Texas. The West World Field was producing approximately 160 Mcf of natural gas and 20 Bbls of oil per day when the Company purchased its initial interest. Immediately after the acquisition, the Company renegotiated its gas sales contract and commenced remedial and production enhancement work, including the installation of additional compression equipment. At December 31, 1996, the gross production in the West World Strawn Field was approximately 700 Mcf of natural gas and 50 Bbls of oil per day.

    Hulldale Penn Reef Field - The Company owns an 84% working interest in approximately 7,493 gross (6,294 net) acres in the Hulldale Penn Reef Field of Schleicher County, Texas. At December 31, 1996, the gross production in the field was approximately 180 Mcf of natural gas and 60 Bbls of oil per day, compared to 100 Mcf of natural gas and 50 Bbls of oil per day at the time of the Company's acquisition.

    North Nena Lucia Unit - The Company owns a 57% non-operated working interest in approximately 6,640 gross (3785 net) acres in the North Nena Lucia Unit located in Nolan County, Texas. At December 31, 1996, the gross production in the field was approximately 1,100 Mcf of gas and 165 Bbls of oil per day. At March 17, 1997, the Company was in process of drilling one infill well.

    Chenot Gas Field - The Company owns a 97.5% working interest in approximately 640 gross (624 net) acres and a 70% working interest (60% net revenue interest) in approximately 400 gross (280 net) acres in the Chenot
Gas Field in Pecos County, Texas. When the Company acquired its interests, gross production from the three existing wells totaled approximately 450 Mcf of natural gas per day, which, through the Company's efforts, had increased to approximately 600 Mcf of natural gas per day as of December 31, 1995.
The Company conducted a 3-D seismic survey on the property in 1996 and drilled three successful gas wells. At December 31, 1996, gross production from the six wells was approximately 1400 Mcf of gas per day.


Drilling and Acquisition Costs

    The following table reflects costs incurred by the Company in its gas and oil property acquisition, and exploration and development activities for each of the years in the five-year period ended December 31, 1996.


                                             Year Ended December 31,
                      ----------------------------------------------------------------
                       1996           1995          1994           1993          1992
                      ------         ------        ------         ------        ------
                                                (In thousands)
Transfer from
  undeveloped leases
  held for sale        $ 60          $ 197         $ 339          $ 705       $   365

Proved property
  acquisition costs   3,839            372           238            546         1,385

Unproved property
  acquisition costs     369            841         2,542            720             -

Exploration           8,669          1,519         3,400          2,225           280

Development           3,963            889         1,226          1,173         1,881
                    -------         ------        ------        -------       -------

                    $16,900         $3,818        $7,745         $5,369        $3,911
                    =======         ======        ======         ======        ======

Industry Conditions

    From 1982 until recently, there has been an excess supply of, and reduced demand for, crude oil worldwide and natural gas in the United States. This excess supply has placed heavy pressures on prices for oil and gas and has reduced marketability, particularly for gas. There is substantial uncertainty regarding future prices and, accordingly, there can be no assurance that prices will not decline in the future. During the last two years, however, industry conditions have improved as a result of stronger oil and gas prices and technological advances that have reduced exploration, development and production costs, as well as the risks associated with drilling. Although the Company believes that current economic conditions are favorable for acquiring producing oil and gas properties and for exploratory drilling, no assurance can be given that these conditions will continue or that prices ultimately realized by the Company for sales of its oil and gas will be favorable in relation to drilling and related expenses.

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

    The Company's operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, explosions, blowouts, fire, environmental pollution and personal injury. The Company maintains general liability insurance, and obtains insurance against blowouts on a well-by-well basis, but it has not obtained insurance against such operating hazards as pollution risks. If the Company sustains an uninsured loss or liability, its ability to operate may be materially adversely affected.

    The Company's oil and gas operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

Executive Officers

    At March 1, 1997, the executive officers of the Company were Thomas R. Cambridge and Larry C. Oldham.

    Mr. Cambridge, age 61, is the Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Cambridge is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such activities have been carried out through Cambridge Production, Inc., a Texas corporation. Mr. Cambridge has served as a Director of the Company since February, 1985 and as President since October, 1985. He received a Bachelors degree and a Masters of Science degree in Geology from the University of Nebraska in 1958 and 1960, respectively.

    Mr. Oldham, age 43, is President, Treasurer, Director and founder of the Company. Mr. Oldham has been employed by the Company for seventeen years. He received a Bachelor of Business Administration degree from West Texas State University in 1975. Mr. Oldham is a member of the American Institute of Certified Public Accountants and a member of the Permian Basin Landman's Association.

    The term of both officers expires at the Company's annual meeting of directors or such other time as their respective successors are duly elected and qualified. There is no family relationship between the executive officers of the Company.

    In February, 1997 the Company obtained key-man life insurance on the lives of Messrs. Cambridge and Oldham in the amounts of $1 million and $5 million, respectively.

Employees

    At March 1, 1997, the Company had six full time employees. The Company also retains, from time to time, independent land, geological, geophysical and engineering consultants and expects to continue to do so in the future. Mr. Thomas R. Cambridge, the Chief Executive Officer and Chairman of the Board of Directors of the Company, serves the Company in the capacity of a consultant, and not as a full-time employee. Additionally, the Company retains seven contract pumpers on a month-to-month basis. The Company considers its employee relations to be satisfactory. None of the Company's employees are represented by a union and the Company has never experienced work stoppages or strikes as a result of labor disputes.

Wells Drilled

    Information concerning the number of gross and net wells drilled by the Company during the three years ended December 31, 1996 is as follows:


                                    Exploratory Wells(1)                         Development Wells(2)
                              -----------------------------------        -------------------------------------
Year Ended                      Productive               Dry                Productive               Dry
December 31,                  Gross       Net      Gross      Net        Gross       Net       Gross       Net
                              -----       ---      -----      ---        -----       ---       -----       ---

   1996                       20.0       5.20       9.0       2.38        3.0        1.40       1.0        .42
   1995                       19.0       2.71       7.0       1.19        2.0         .40        -           -
   1994                        6.0       1.74       6.0       1.99        1.0         .81        -           -

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

    At March 17, 1997, the Company was participating in the drilling of one gross (.20 net) gas well in Wharton County, Texas. At that same date, the Company was also participating in the drilling of one gross (.57 net) well in Nolan County, Texas, and in the completion of one gross (.89 net) well in Schleicher County, Texas.

Volumes, Prices and Lifting Costs

    The following table sets forth certain information regarding volumes of the Company's net production of oil and gas, the average sales prices per Bbl of oil and Mcf of gas produced, and the average production (lifting) cost per equivalent barrel of oil ("EBO") for the three years ended December 31, 1996.

                                              Year Ended December 31,
                           ----------------------------------------------------------
                                1996                   1995                   1994
                           -------------          -------------           -----------
Net Production:
   Oil (Bbls)                 221,499                132,579                149,308
   Gas (Mcf)                3,654,897              1,616,105              1,391,846
   EBO(1)                     830,649                401,929                381,282

Average Sales Price:
   Oil (per Bbl)            $   21.83              $   17.26              $   15.81
   Gas (per Mcf)            $    2.55              $    1.50              $    1.68
   EBO(1)                   $   17.06              $   11.72              $   12.31

Average Production
  Cost per EBO(1)           $    3.23              $    3.65              $    3.74

Operating Margin
   per EBO(1)(2)            $   13.83              $    8.07              $    8.57

Depletion per EBO(1)        $    4.47              $    3.97              $    4.07


(1) An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.
(2) Operating margin is determined by deducting the average production cost per EBO from the average sales price per EBO.

    The Company's 1996 gas sales represented approximately 66% of the Company's combined gas and oil sales for the year ended December 31, 1996.

Markets and Customers

    Substantially all of the Company's oil and gas production is sold at the well site on an "as produced" basis. During the year ended December 31, 1996, Enron Oil Transportation & Trading Company and Cox & Perkins Exploration, Inc., purchasers of the Company's oil and gas, accounted for 11% and 46%, respectively, of the Company's operating revenues for such period. The
Company believes the loss of any one of such purchasers would not materially affect its ability to sell oil or gas, due to the availability of other purchasers in the Company's areas of operations.

    The nature of the Company's business is such that it does not maintain or require a "backlog" of products, customer orders or inventory.

Office Facilities

    The Company leases its corporate facilities in Midland, Texas, which consist of approximately 4,675 square feet of office space, at a rental rate of $2,725 per month. The lease agreement expires by its own terms in June, 1999.

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

    The principal raw materials and resources necessary for the exploration for, and the acquisition, development, production and sale of, oil and gas are leasehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves, and knowledgeable personnel to conduct all phases of oil and gas operations. The Company must compete for such raw materials and resources with both major companies and independent oil operators.

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

    Federal Regulation of Sales of Natural Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). These statutes are administered by the Federal Energy Regulatory Commission ("FERC"). Several major regulatory changes have been implemented by the FERC that have affected the economics of natural gas production, transportation and sales. In the past, the federal government has regulated the prices at which oil and gas could be sold. However, as a result of the enactment of the Natural Gas Wellhead Decontrol
Act of 1989 (the "Decontrol Act"), all price controls under the NGPA and all certificate and abandonment requirements applicable to producers under the NGA were phased out effective as of January 1, 1993.

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

    The price at which the Company's natural gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil and coal and competition among various natural gas producers and marketers.

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

Producing Wells and Acreage

    The following table summarizes the gross and net producing oil and gas wells and the gross and net developed and undeveloped acreage in which the Company owned an interest at December 31, 1996. Excluded from the table is acreage in which the Company's interest is limited to royalty or similar interests.

                           Producing Wells                   Acreage
                    ------------------------------    -------------------------------
                         Oil             Gas            Developed       Undeveloped
                    -------------    -------------    -------------   ---------------
                    Gross  Net(1)   Gross   Net(1)    Gross   Net(2)  Gross   Net(2)
                    -----  ------   -----   ------    -----   ------  -----   ------
New Mexico            -        -      -          -         -       -  11,357     355
Texas                93    64.52     83      30.05    44,946  26,160  41,087  11,444
Oklahoma              -        -      1        .25       320      80       -       -
Louisiana             -        -      -          -         -       -     646      84
                    ---    -----    ---      -----    ------  ------  ------  ------
    Total            93    64.52     84      30.30    45,266  26,240  53,090  11,883
                    ===    =====    ===      =====    ======  ======  ======  ======


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

    At December 31, 1996, the Company was serving as operator of 99 wells in which it owned interests. Approximately 27% of the discounted present value of the Company's gas and oil reserves at December 31, 1996 is attributable to wells operated by the Company. As operator, the Company supervises the drilling and completion of wells and production therefrom and the further development of surrounding properties. The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for the general and administrative expenses attendant to the operation of the wells.

Title to Properties

    As is customary in the oil and gas industry, the Company makes only a cursory review of title to undeveloped oil and gas leases at the time they are acquired by the Company. Such reviews, while consistent with industry practices, are incomplete. The Company believes that it generally is not economically feasible to review in depth every individual property that the Company acquires, especially in the case of producing property acquisitions covering a large number of leases. Ordinarily, when the Company acquires producing properties, it will focus its review efforts on properties believed to have higher values and will sample the remainder. However, even an in-depth review of all properties and records may not necessarily reveal existing or potential defects nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities.
In the case of producing property acquisitions, inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. However, in the case of undeveloped leases or prospects acquired by the Company, the Company will, before drilling is commenced, generally cause a more thorough title search to be conducted, and any material defects in title that are found as a result of the title search are generally remedied prior to the time actual drilling of a well on the lease is commenced. The Company believes that it has good title to its oil and gas properties, some of which are subject to immaterial encumbrances, easements and restrictions.
The oil and gas properties owned by the Company are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. The Company does not believe that any of these encumbrances or burdens will materially affect the Company's ownership or use of its properties.

Oil and Gas Reserves

    The oil and gas reserves of the Company have been estimated as of December 31, 1996 by Joe C. Neal and Associates, Midland, Texas. At December 31, 1996, the Company had proved reserves of 32.6 Bcf of gas and 1.64 million Bbls of oil for a total of 7.07 million EBO. Additional information concerning the Company's estimated proved gas and oil reserves at December 31, 1996 is included in Note 13 of the notes to financial statements contained herein under Item 8. - Financial Statements and Supplementary Data.

    No major discovery or other favorable or adverse event has occurred since January 1, 1997 which is believed to have caused a significant change in the estimated proved oil and gas reserves of the Company as reported at December 31, 1996.

    Estimates of the Company's proved reserves at December 31, 1996, 1995 and 1994 were made by Joe C. Neal & Associates, Midland, Texas, independent petroleum engineers, in accordance with guidelines established by the Securities and Exchange Commission. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth herein represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production subsequent to the date of such estimates. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

    The Company's oil and gas reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The registrant did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1996.

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

                                                        Price
                                                    -------------
1994                                                High      Low
    First quarter                                  $4.88     $2.75
    Second quarter                                 $4.75     $3.75
    Third quarter                                  $3.88     $3.44
    Fourth quarter                                 $3.63     $2.88

1995

    First quarter                                  $3.19     $2.00
    Second quarter                                 $2.13     $1.38
    Third quarter                                  $2.50     $1.69
    Fourth quarter                                 $2.00     $1.44

1996

    First quarter                                  $2.75     $1.75
    Second quarter                                 $4.00     $2.50
    Third quarter                                  $5.56     $3.56
    Fourth quarter                                 $5.50     $4.25


    The last sale price of the Company's Common Stock on March 3, 1997 was $4.375 per share, as reported on the Nasdaq National Market System.

    As of March 3, 1997, there were approximately 2,391 stockholders of record of the Company's Common Stock.

    The Company has never declared or paid any cash dividends on shares of its Common Stock and does not anticipate paying any cash dividends on the Common Stock in the future. The Company's loan agreement with its bank lender prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for each of the years in the five-year period ended December 31, 1996. This data should be read in conjunction with the Company's Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below. The selected financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company:


                                                            Years Ended December 31,
                                 --------------------------------------------------------------------------
                                    1996           1995           1994           1993             1992
                                 -----------   -----------    -----------    -----------      -------------
Operating revenues. . . . . .    $14,167,470   $ 4,713,748    $ 4,692,706    $ 3,466,003      $ 3,075,069
Operating expenses  . . . . .    $ 6,945,168   $ 3,518,163    $ 3,339,478    $ 2,522,002      $ 2,213,700
Income before extraordinary
   item and cumulative effect
   of accounting change . . .    $ 4,330,654   $   137,080    $   444,360    $   376,547      $   379,240
Net income. . . . . . . . . .    $ 4,330,654   $   137,080    $   444,360    $   328,495(1)   $   579,247(2)
Income before extraordinary
   item and cumulative effect
   of accounting change per
   common share . . . . . . .    $       .28   $       .01    $       .03    $       .03      $      .03
Net income per
   common share . . . . . . .    $       .28   $       .01    $       .03    $       .02      $      .05
Cash dividends - Common
   Stock  . . . . . . . . . .    $        -    $         -    $         -    $         -      $        -
Weighted average common
   shares and common stock
   equivalents outstanding. .     15,679,828    15,556,949     14,815,498     13,466,663       12,013,777
Present value of proved oil
   and gas reserves discounted
   at 10% (before estimated
   federal income taxes). . .    $67,015,980   $25,890,050    $20,462,420    $21,137,370      $20,765,388
Working capital(3). . . . . .    $   351,517   $   639,299    $  (233,460)   $  (355,029)     $   592,008
Total assets. . . . . . . . .    $38,098,169   $23,914,698    $22,760,729    $16,180,298      $12,316,768
Total liabilities . . . . . .    $13,380,034   $13,079,285    $13,431,823    $ 7,463,224      $ 6,976,356
Long-term debt, less current
   maturities . . . . . . . .    $ 8,521,391   $11,674,625    $11,000,000    $ 5,809,000      $ 6,220,000
Total stockholders' equity. .    $24,718,135   $10,835,413    $ 9,328,906    $ 8,717,074      $ 5,340,412


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

(2) Represents a tax benefit from utilization of loss carryforward of $200,007.

(3) Under the Company's current cash management practices, available cash funds that are not required for operations are applied to the repayment of the Company's revolving bank debt.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

    Since 1992, the Company's primary focus has been exploratory drilling through the use of three-dimensional seismic technology. The Company's long-term business strategy is to increase the Company's reserve base by utilizing 3-D seismic technology.

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

    As part of this business strategy, the Company has acquired oil and gas producing properties in the Permian Basin of West Texas and has discovered oil and gas reserves through the use of 3-D seismic technology in the Horseshoe Atoll Reef Trend of West Texas and the Yegua/Frio Gas Trend onshore the Gulf Coast of Texas. Capital utilized to acquire such reserves has been provided primarily by secured bank financing, sales of the Company's equity securities and cash flow from operations.

    The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition of oil and gas properties and with the exploration for and development of oil and gas reserves. Normal dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recognized. Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. Such costs capitalized in 1996, 1995 and 1994 totaled approximately $587,000, $512,000 and $527,000, respectively. Depletion of such costs is provided using the units-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. Depletion per equivalent unit of production (EBO) was $4.47, $3.97 and $4.07 for 1996, 1995 and 1994, respectively. Costs from unproved properties are excluded from depletion until evaluated. In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties
(full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and lower of cost or estimated fair value of unproved properties, net of tax considerations.

Results of Operations

    The Company's business activities are characterized by frequent, and sometimes significant, changes in reserve base, sources of production, product mix (gas versus oil volumes) and prices received by the Company for its gas and oil. Consequently, year to year or other periodic comparisons of the Company's results of operations can be difficult and may not fully and accurately describe the Company's condition. The following table sets forth selected operating data for the three years ended December 31, 1996:

                                                   Year Ended December 31,
                                        ---------------------------------------
                                             1996          1995          1994
Production and Prices:                  ------------  -----------    ----------

  Oil (Bbls)                                221,499       132,579        149,308
  Natural gas (Mcf)                       3,654,897     1,616,105      1,391,846

  Oil price (per Bbl)                   $     21.83   $     17.26     $    15.81
  Gas price (per Mcf)                   $      2.55   $      1.50     $     1.68
  Ratio of oil to gas price                  8.56/1       11.51/1         9.41/1
  Equivalent barrels of oil (EBO)(1)        830,649       401,929        381,282

  Increase in production
     volumes over prior year                    107%            5%            50%

  Results of Operations per EBO:

  Oil and gas revenues                  $     17.06   $     11.72     $    12.31

  Costs and expenses:
    Lease operating expense                    3.23          3.65           3.74
    General and administrative                  .36           .57            .54
    Public reporting, auditing
      and legal                                 .27           .51           . 36
    Depreciation, depletion and
      amortization                             4.50          4.02           4.12

Total Costs and Expenses                       8.36          8.75           8.76

  Operating income                             8.70          2.97           3.55

  Other income (expense):
    Interest expense                          (1.50)        (2.58)         (1.87)
    Other income (expense)                      .08           .12            .17
    Income before income taxes          -----------   -----------     ----------
    per EBO                             $      7.28   $       .51     $     1.85
                                        ===========   ===========     ==========

___________________

(1) An EBO (equivalent barrel of oil) means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

    The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on the Company's statements of operations.

                                                         Year Ended December
                                               --------------------------------------
                                                1996            1995            1994
                                               ------          ------          ------
Oil and gas revenues                           100.0%          100.0%          100.0%
Costs and expenses:
   Production costs                             19.0            31.1            30.4
   General and administrative expense            3.7             9.2             7.2
   Depreciation, depletion and amortization     26.4            34.3            33.5


            Total costs and expenses            49.1            74.6            71.1
Operating Income                                50.9            25.4            28.9
Interest expense, net                            8.2             2.0            15.2
Other expense (income)                           (.5)            (.9)           (1.4)
Pretax income                                   42.7             4.3            15.1
Income tax expense                              12.1             1.4             5.6
Net income                                      30.6%            2.9%            9.5%


Years Ended December 31, 1996 and December 31, 1995

    Oil and Gas Revenues. Oil and gas revenues increased $9.5 million, or 201% to $14.2 million or the twelve months ended December 31, 1996, from $4.7 million for the same period of 1995. The increase was primarily the result of a 429,000 EBO, or 107% increase to 831,000 EBO in the Company's oil and gas production, and an increase of 45% in the average sales price per EBO from $11.72 in the twelve months ended December 31, 1995 to $17.06 for the same period of 1996. Of the $9.5 million increase in revenues, $7.3 million was attributable to increased oil and gas production volume and $2.2 million was attributable to the increase in average sales prices, primarily gas prices.
Of the increase in revenues, approximately $7.0 million, or approximately 75% was due to production from the Yegua/Frio Gas Trend properties which were drilled, completed and began production during 1996.

    Production Costs. Production costs increased $1.2 million or 83%, to $2.7 million for the twelve months ended December 31, 1996, from $1.5 million for the same period of 1995. The increase in production of 429,000 EBO was responsible for the increase in production costs. Production costs as a percentage of revenues declined primarily because of the 45% increase in the average sales price per EBO. Additionally, average production costs per EBO declined 11% to $3.23 for the twelve months ended December 31, 1996 compared to $3.65 in the same period of 1995 as a result of new production from the Company's Yegua/Frio wells. At December 31, 1996, substantially all of the Company's oil wells employed artificial lift (pumping) and have higher associated production costs than its gas wells, which flow. As a result of its successful drilling efforts in the Yegua/Frio Gas Trend during 1996, the Company's production became more weighted toward gas production.

    General and Administrative Expenses. General and administrative expenses increased $89,000 or 20% to $521,000 for the year ended December 31, 1996, from $432,000 for the same period of 1995. As a result of the Company's low administrative cost structure and the increase in revenues, the Company's general and administrative expenses as a percentage of revenues decreased from 9.2% for the year ended December 31, 1995 to 3.7% for the same period in 1996.

    Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A")expense increased $2.1 million, or 131% to $3.7 million in the year ended December 31, 1996, from $1.6 million for the same period of 1995. The decrease in depletion, depreciation and amortization as a percentage of revenues is primarily a result of the increase in prices realized per EBO, partially offset by an increase in the DD&A rate to $4.50 in the year ended December 31, 1996 from $4.02 in 1995. The increase in the DD&A rate is attributable to increased exploration and drilling activities. During 1996, the Company added 1.24 million EBO to its reserve base, net of 831,000 EBO of production, an increase of 21% to its net reserves. Depreciation, depletion and amortization expenses increased 12% per EBO, reflecting the Company's success in drilling activities.

    Net Interest Expense.  Interest expense increased $200,000 or 20%, to
$1.2 million for the year ended December 31, 1996, from $1.0 million for the same period of 1995, due principally to increased borrowings under the Company's revolving loan agreement, offset partially by a decrease in interest rates.

    Income Tax Expense. The effective tax rates were 28% and 34% for the years ended December 31, 1996 and 1995, respectively.

    Net Income and Operating Cash Flow. Net income increased $4.2 million, or 3059%, to 4.3 million for the year ended December 31, 1996, compared to $137,000 for the year ended December 31, 1995. Operating cash flow increased approximately $8.0 million, or 437%, to $9.8 million for the year ended
December 31, 1996 compared to $1.8 million for the year ended December 31, 1995. The net income and operating cash flow increases are primarily due to the 201% increase in oil and gas revenues and, due to the Company's low administrative cost structure, and costs not increasing in proportion to the increase in revenues.

    Years Ended December 31, 1995 and December 31, 1994

    Oil and Gas Revenues. Oil and gas revenues increased $21,000 in 1995, compared to 1994. The increase was the result of a 5% increase in oil and gas production from 381,000 EBO to 402,000 EBO, offset by a decrease of 5% in the average sales price per EBO from $12.31 in 1994 to $11.72 in 1995.

    Production Costs. Production costs increased $41,000, or 3%, to $1.5 million in 1995 compared to $1.4 million in 1994. While the average sales price per EBO, which was slightly lower in 1995, accounted for the small increase in production costs as a percentage of revenues, average production costs per EBO were slightly lower at $3.65 in 1995 compared to $3.74 in 1994.

    General and Administrative Expenses. General and administrative expenses increased $93,000, or 27%, to $433,000 in 1995 from $340,000 in 1994.
Substantially all of this increase was attributable to the increase in staff of one employee and overall increases in general corporate expenses.

    Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased approximately $46,000, or 3%. The increase was due to a 5% increase in production volumes sold in 1995 and the decline in the DD&A rate per EBO to $4.02 in 1995 from $4.12 in 1994.

    Net Interest Expense. Interest expense increased $324,000, or 46%, to $1.0 million in 1995, compared to $711,000 in 1994, due primarily to increased borrowings under the Company's revolving loan agreement.

    Income Tax Expense. The Company had an effective tax rate that approximates the statutory rate for both 1995 and 1994.

    Net Income and Operating Cash Flow. Net income decreased $308,000 to $137,000 in 1995 compared to $445,000 in 1994 and operating cash flow from operations, before working capital adjustments, decreased $458,000, or 20%, to $1.8 million in 1995 compared to $2.3 million in 1994.

Liquidity and Capital Resources

    Working capital decreased $287,000 as of December 31, 1996 compared to December 31, 1995. Current assets exceeded current liabilities by $352,000 at December 31, 1996 compared to $639,000 at December 31, 1995. Current assets increased primarily due to a decrease in undeveloped leases held for sale of $60,413, offset by an increase of $2.3 million in accounts receivable. Current liabilities increased because of an increase in accounts payables of $1.9 million, resulting from the Company's increased drilling activities.

    On July 1, 1996, the Company entered into its revolving loan agreement, maturing July 1, 2001, with Bank One, Texas, N.A., to refinance the outstanding indebtedness under its loan agreement with its former bank lender and to provide funds for working capital. The Company may borrow up to the lesser of $30 million or the "borrowing base" in effect from time to time. The borrowing base is redetermined by the bank semi-annually on or about April 1 and October 1 of each year, or at such other times as the bank elects. On December 18, 1996, the Company consummated the sale of 2,500,000 shares of its common stock pursuant to a public offering, and on January 17, 1997, an additional 375,000 shares were sold upon exercise of the underwriters' over-allotment option.
The net proceeds from the sale of the 2,875,000 shares of common stock (approximately $10.9 million) were used to reduce the Company's outstanding bank debt. At December 31, 1996, the borrowing base and outstanding bank debt were $22.0 million and approximately $8.5 million, respectively.

    The Company incurred costs of $15.3 million in its oil and gas property acquisition and development activities for the year ended December 31, 1996. Such costs were financed by the utilization of working capital in addition to the sale of selected properties for $649,000, net cash provided by operating activities of $7.7 million and net cash provided by financing activities of $6.4 million, which was attributable to a net decrease in bank borrowings in the amount of $3.2 million and net proceeds of approximately $9.4 million from the issuance of 2,500,000 shares of common stock.

    The oil and gas industry is capital intensive. The Company's cash flow from operations and the continued availability of credit to it are subject to a number of variables, including the Company's proved reserves and proved developed reserves, the level of oil and gas the Company is able to produce from existing wells, the prices at which oil and gas are sold and the Company's ability to acquire, locate and produce new reserves, each of which can materially affect the borrowing base availability under the Company's revolving loan agreement, its only credit facility. The Company may from time to time seek additional financing, either in the form of increased bank borrowings, sales of the Company's securities or other forms of financing. Except for the Company's revolving loan agreement, the Company has no agreements for any such financing and there can be no assurance as to the availability or terms of any such financing.

Trends and Prices

    The Company's revenues, cash flows and borrowing capacity are affected by changes in oil and gas prices. The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond the control of the Company. The Company is unable to accurately predict domestic or worldwide political events or the effects of such other factors on the prices received by the Company for its oil and gas. The Company historically has not entered into transactions to hedge against changes in oil and gas prices, but may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices.

    During 1996, the average sales price received by the Company for its oil was approximately $21.83 per Bbl, as compared to $17.26 in 1995, while the average sales prices for the Company's gas was approximately $2.55 per Mcf in 1996, as compared to $1.50 per Mcf in 1995. At March 1, 1997, the price received by the Company for its oil production was approximately $20 per Bbl, while the price received by the Company, at that same date, for its gas production was approximately $2.00 per Mcf.


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                             PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Directors, officers and key employees of the Company at March 1, 1997 are as follows:


                                 Director
     Name               Age        Since       Position with Company
--------------------    ---      --------      ---------------------

Thomas R. Cambridge      61        1985        Chairman of the Board of Directors
                                               and Chief Executive Officer

Larry C. Oldham          43        1979        President, Treasurer and Director

Danny H. Conklin(1)      62        1985        Director

Ernest R. Duke(1)        69        1980        Director

Myrle Greathouse(2)      74        1993        Director

Charles R. Pannill(2)    71        1982        Director

John S. Rutherford       36           -        Manager of Land/Administration

Eric A. Bayley           48           -        Manager of Engineering

Rebecca A. Burrell       42           -        Manager of Accounting

Thomas W. Ortloff        48           -        Secretary

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

    Mr. Oldham, a founder of the Company, has served as an officer and Director of the Company since its formation in 1979. Prior to the Company's formation, Mr. Oldham was employed by Dorchester Gas Corporation during the period 1976 to 1979 and by KPMG Peat Marwick LLP during 1975 and 1976. Mr. Oldham became President of the Company in October, 1994, and served as Executive Vice President of the Company prior to that time. Mr. Oldham is a member of the

American Institute of Certified Public Accountants and the Permian Basin Landman's Association. He received a Bachelor of Business Administration degree from West Texas State University in 1975.

    Mr. Conklin is an independent petroleum geologist and a principal partner in Philcon Development Co., a privately held oil and gas exploration partnership. Mr. Conklin is a director of Boatmens' First National Bank of Amarillo, Amarillo, Texas, a director of Southwestern Public Service Company, Amarillo, Texas, and former Chairman of the Independent Petroleum Association of America. Mr. Conklin received a Bachelor of Science degree in Geology from Oklahoma State University in 1957.

    Mr. Duke is the president and majority shareholder of Mustang Mud, Inc., a privately held oil field service company. He received a Bachelor of Science degree in Geology from Southern Methodist University in 1950.

    Mr. Greathouse is the chairman of the board of directors and sole shareholder of Wes-Tex Drilling Company, a corporation engaged in contract drilling of oil and gas wells and, to a lesser extent, oil and gas exploration and production. Mr. Greathouse graduated from the University of Oklahoma in 1949 with a degree in Business Administration.

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

    Directors of the Company hold office until the annual meeting of stockholders following their election or appointment and until their respective successors have been duly elected or appointed. Officers of the Company are appointed annually by the Company's Board of Directors to serve at the Board's discretion and until their respective successors in office are duly appointed. There are no family relationships between any of the Directors or officers of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Annual Compensation

    The Summary Compensation Table below sets forth for each of the three fiscal years ended December 31, 1996, a summary of the types and amounts of compensation paid to the executive officers of the Company.

                                         Summary Compensation Table

                                                                Long-Term Compensation
                                                             -----------------------------
                                Annual Compensation             Awards         Payouts
                             --------------------------      -------------   -------------
                                                Other
                                                Annual       Restricted   Securities
                                                Compen-        Stock      Underlying    LTIP      All Other
Name and Principal     Year    Salary    Bonus  sation         Awards      Options/   Payouts   Compensation
  Position                      ($)       ($)     ($)           ($)         SARs(#)     ($)          ($)
------------------     ----   -------   ------  -------     ----------    ----------  -------   ------------

T.R. Cambridge         1996   $66,402   $2,945  $   825          0            0          0            0
 Chief Executive
 Officer and           1995   $62,475   $3,560  $   900          0            0          0            0
 Chairman of
 the Board of          1994   $52,500   $   500 $   900          0            0          0            0
 Directors


L.C. Oldham            1996   $98,766   $4,346  $11,290(1)       0            0          0       $2,963(2)
 President,
 Treasurer             1995   $92,181   $5,015  $11,521(1)       0            0          0       $2,765(2)
 and Director
                       1994   $87,792   $4,800  $10,809(1)       0            0          0       $1,129(2)


-----------------------
(1) Such amount includes insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $10,417 for 1996; $9,171 for 1995; and $8,445 for 1994.

(2) Such amount represents contributions made by the Company to Mr. Oldham's individual retirement account maintained under the Company's 408(k) simplified employee pension plan/individual retirement account.

Stock Options

    The Company has in the past utilized stock options as part of its overall compensation of Directors, officers and employees. Narrative descriptions of the Company's stock option plans and outstanding stock options are set forth under the caption "Stock Option Plans" below. No stock options were granted in 1996 to the Company's executive officers.

    The following table sets forth certain information with respect to stock option exercises during the fiscal year ended December 31, 1996 by the executive officers of the Company and the value of each such executive officer's unexercised stock options at December 31, 1996.

                  Aggregated Option/SAR Exercises in
       Last Fiscal Year and Fiscal Year - End Option/SAR Values

                                                                                         Value of
                                                     Number of                         Unexercised
                                                 Securities Underlying                 in-the-Money
                    Shares                        Unexercised Options                    Options
                   Acquired                      at Fiscal Year-End (#)          at Fiscal Year-End($)(1)
                     on          Value       ----------------------------     ------------------------------
                   Exercise     Realized
   Name              (#)          ($)        Exercisable    Unexercisable     Exercisable      Unexercisable
---------------    --------     --------     -----------    -------------     -----------      -------------
T.R. Cambridge        0            0          225,000          25,000          $661,687           $18,562

L.C. Oldham           0            0          612,000          25,000        $2,274,337           $18,562

_______________
(1) Value of in-the-money options is equal to the fair market value of a share of Common Stock at fiscal year-end ($4.68 per share), based on the last sale price of the Company's Common Stock, less the exercise price.


Change of Control Arrangements

    The Company's outstanding stock options and stock option plans contain certain "change of control" provisions which are applicable to the Company's outstanding stock options, including the options held by Messrs. Cambridge and Oldham, and other Directors of the Company. Such provisions include the following: if (i) the Company is not the surviving entity in any merger or consolidation, (ii) the Company sells, leases or exchanges all or substantially all of its assets, (iii) the Company is to be dissolved and liquidated,
(iv) any person or group acquires beneficial ownership of more than 50% of the Company's outstanding Common Stock, or (v) in connection with a contested election of directors, the persons who were directors of the Company before such election cease to constitute a majority of the Board of Directors (each such event, a "Corporate Change"), then within (a) ten days after approval by the stockholders of the Company of such merger, consolidation, sale, lease or exchange of assets or dissolution or election of directors or (b) thirty days of such change of control, the Compensation Committee (the "Committee") of the Board of Directors shall effect one or more of the following alternatives:
(1) accelerate the time at which options may be exercised, (2) require the mandatory surrender to the Company by optionees of some or all of such options, in which event the Committee shall cancel such options and pay to each the "Change of Control Value", (3) make such adjustments to such options as the Committee deems appropriate to reflect such Corporate Change, or (4) provide that thereafter upon any exercise of an option theretofore granted the optionee shall be entitled to purchase under such option, in lieu of the number of shares of Common Stock as to which such option shall then be exercisable, the number and class of shares of stock or other securities or property to which the optionee would have been entitled pursuant to the terms of the agreement of merger, consolidation or sale of assets and dissolution if, immediately prior to such merger, consolidation or sale of assets and dissolution the optionee had been the holder of record of the number of shares of Common Stock as to which such option is then exercisable. The "Change of Control
Value" is an amount equal to, whichever is applicable, (i) the per share price offered to stockholders of the Company in any merger, consolidation, sale of assets or dissolution transaction, (ii) the price per share offered to stockholders of the Company in any tender offer or exchange offer whereby a Corporate Change takes place, or (iii) if such Corporate Change occurs other than pursuant to a tender or exchange offer, the fair market value per share of the shares into which such options being surrendered are exercisable, as determined by the Committee as of the date determined by the Committee to be the date of cancellation and surrender of such options.

Compensation of Directors

    Danny H. Conklin, Ernest R. Duke, Myrle Greathouse and Charles R. Pannill, non-employee Directors of the Company, each receive $1,000 for attendance at meetings of the Board of Directors and $500 for attendance at meetings of Board committees of which they are members. All Directors are reimbursed for expenses incurred in connection with attending meetings.

    The Company's 1992 Stock Option Plan provides for the granting of a one-time option to purchase 25,000 shares of the Company's Common Stock to each individual who was a non-employee director of the Company on March 1, 1992 and to each individual who becomes a non-employee director following March 1, 1992. No options were granted in 1996 pursuant to this arrangement.

Stock Option Plans

    1983 Incentive Stock Option Plan. In May, 1984, the Company's stockholders approved and adopted the Company's 1983 Incentive Stock Option Plan (the "1983 Plan"). Options granted under the 1983 Plan are intended to be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), which, generally, provides the holder of an "incentive" option with certain favorable tax benefits. Under the terms of the 1983 Plan, all employees of the Company were eligible to participate.
The 1983 Plan authorized the granting of options to purchase a total of 750,000 shares of the Company's Common Stock. The exercise price of options granted under the 1983 Plan must be at least equal to the fair market value of the Company's Common Stock on the date of grant. Options under the 1983 Plan may not be exercised until one year from the date of grant. Subject to the right of accumulation, each option is exercisable as to one-third of the shares optioned one year after the date of grant, with an additional one-third of the shares becoming exercisable at the end of each year thereafter.

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

    The 1992 Plan is administered by the Board's Compensation Committee, none of whom are eligible to participate in the 1992 Plan except to receive a one-time option to purchase 25,000 shares at the time he becomes a Director. The Compensation Committee has the sole authority to select the employees who are to be granted options, to establish the number of shares issuable under each option and to establish such terms and conditions as may be approved by the Compensation Committee, except that the purchase price of Common Stock issued under each option shall not be less than the fair market value of the stock subject to the option at the time of grant.

    The 1992 Plan provides for the granting of an option to purchase 25,000 shares of Common Stock to each individual who was a non-employee Director of the Company on March 1, 1992 and to each individual who becomes a non-employee Director following March 1, 1992. Members of the Compensation Committee are not eligible to participate in the 1992 Plan other than to receive a non-qualified stock option to purchase 25,000 shares of Common Stock as described above.

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

    The Board of Directors of the Company may amend or terminate the 1992 Plan at any time, but may not in any way terminate or restrict the rights of a participant under an outstanding option without the consent of such participant. The Board of Directors may not make any alteration or amendment which would materially increase the benefits accruing to participants under the 1992 Plan, increase the aggregate number of shares which may be issued pursuant to the provisions of the 1992 Plan, change the class of individuals eligible to receive options under the 1992 Plan, or extend the term of the 1992 Plan, without the approval of the stockholders of the Company.

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

    Company contributions to employee SEP accounts may be made from time to time at the discretion of the Company, as authorized from time to time by the Compensation Committee of the Board of Directors, and the percentage of such contributions may also vary from time to time. However, the same percentage contribution must be made for all participating employees. The Company is not required to make annual contributions to the employees SEP accounts.
The Company may make tax-deductible contributions for each employee participant of up to 15% of such participant's compensation or $30,000, whichever is less. Under the prototype simplified employee pension plan adopted by the Company, all of the Company's SEP contributions must be made to SEP/IRAs maintained with the sponsor of the plan, a national investment banking firm. All contributions to employees' accounts are immediately 100% vested and become the property of each employee at the time of contribution, including employer contributions, income-deferral contributions and IRA contributions. Generally, earnings on contributions to an employee's SEP/IRA account are not subject to federal income tax until withdrawn.

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

    The Company presently makes matching contributions to employee accounts in an amount equal to the contribution made by each employee, not to exceed, however, 3% of each such employee's salary during any calendar year. During the fiscal year ended December 31, 1996, the Company contributed an aggregate of $7,985 to the accounts of five employee participants, of which $2,963 was allocated to the account of Mr. Oldham, the President and a Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The following table sets forth certain information as of March 10, 1997 with respect to the beneficial ownership of Common Stock by (i) each person known to the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each executive officer of the Company,
(iii) each Director of the Company, and (iv) all executive officers and Directors of the Company as a group:

                                                                   Percent
Name and Address                    Amount and Nature of              of
of Beneficial Owner                 Beneficial Ownership (1)      Class (2)
-------------------                 ------------------------      ---------
Thomas R. Cambridge                        842,045 (3)                 4.67%
  216 Texas Commerce Bank Building
  Amarillo, Texas  79109

Danny H. Conklin                           125,624 (4)                  *
  730 First National Place I
  Amarillo, Texas  79101

Ernest R. Duke                             215,973 (5)                 1.21%
  408 West Wall Street
  Midland, Texas  79701

Myrle Greathouse                         1,020,488 (6)                 5.73%
  401 Cypress, Suite 519
  Abilene, Texas  79601

Larry C. Oldham                            806,090 (7)                 4.38%
  One Marienfeld Place, Suite 465
  Midland, Texas  79701

Charles R. Pannill                          95,495 (8)                  *
  3416 Acorn Run
  Fort Worth, Texas  76019

Wes-Tex Drilling Company                   972,488 (9)                 5.47%
  519 First National Bank Building West
  Abilene, Texas 79601

All Executive Officers and Directors     3,105,715 (10)               16.59%
  as a Group (6 persons)

__________________
*   Less than one percent.

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

(3) Includes 225,000 shares of Common Stock underlying presently exercisable stock options.

(4) Includes 25,000 shares of Common Stock underlying a presently exercisable stock option.

(5) Includes 12,500 shares of Common Stock underlying a presently exercisable stock option. Also included are 74,395 shares held by Duke and Cain Partnership, a general partnership in which Mr. Duke is a partner, and 16,000 shares held in the name of Mr. Duke's wife. Mr. Duke has shared voting and investment powers with respect to such shares.

(6) Includes 972,488 shares of Common Stock held directly by Wes-Tex Drilling Company ("Wes-Tex"), a corporation. Mr. Greathouse is the chairman of the board of directors and sole shareholder of Wes-Tex and, accordingly, has shared voting and investment powers with respect to such shares. Also included are 25,000 shares of Common Stock underlying a presently exercisable stock option, and 1,000 shares held by a twenty-two member investment club, of which Mr. Greathouse is a member, and as to which Mr. Greathouse has shared voting and investment powers. See note 9 below.

(7) Includes 612,000 shares of Common Stock underlying presently exercisable stock options.

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

(10)Includes 924,500 shares of Common Stock underlying presently exercisable stock options.

Beneficial Ownership Reports

    Section 16(a) of the Securities Exchange Act of 1934 requires, among other things, that the Company's Directors and officers file with the Securities and Exchange Commission, at specified times, reports of beneficial ownership and changes in beneficial ownership of the Company's Common Stock and other equity securities. To the Company's knowledge, all Section 16(a) filing requirements have been complied with during the year ended December 31, 1996, except that two transactions involving the purchase by Mr. Duke and his wife of a total of 15,000 shares of the Company's Common Stock were reported five days late, and Mr. Conklin also reported his purchase of 5,000 shares of the Company's
Common Stock five days after the due date of the report.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Historically, Wes-Tex Drilling Company ("Wes-Tex"), a Texas corporation, has provided contract drilling and other related oil and gas services to the Company in connection with the Company's oil and gas exploration and development activities, and it is anticipated that Wes-Tex will continue to perform contract drilling services for the Company in the future. Myrle Greathouse, a director and the sole shareholder of Wes-Tex, has served as a Director of the Company since December, 1993. During the year ended December 31, 1996, the Company paid approximately $176,000 to Wes-Tex for contract drilling services provided by Wes-Tex during 1996. The largest aggregate amount outstanding and owed by the Company to Wes-Tex at one time during the fiscal year ended December 31, 1996 was approximately $176,000. At December 31, 1996, the Company was not indebted to Wes-Tex.

    From time to time, Wes-Tex acquires undivided interests in oil and gas leasehold acreage from the Company and participates with the Company and other interest owners in the drilling and development of such acreage. Wes-Tex ] participates in such operations under standard form operating agreements on the same or similar terms afforded by the Company to nonaffiliated third parties. The Company invoices all working interest owners, including Wes-Tex, on a monthly basis, without interest, for their pro rata share of lease acquisition, drilling and operating expenses. During the year ended December 31, 1996, the Company billed Wes-Tex the aggregate amount of approximately $42,000 for Wes-Tex's proportionate share of lease operating expenses incurred on properties operated by the Company. The largest amount owed to the Company by Wes-Tex at any one time during the year ended December 31, 1996 for its share of lease operating expenses was approximately $19,000, and at December 31, 1996 Wes-Tex owed the Company approximately $1,500 for such expenses. During the fiscal year ended December 31, 1996, the Company disbursed approximately $80,000 to Wes-Tex in payment of revenues attributable to Wes-Tex's pro rata share of the proceeds from sales of gas and oil produced from properties in which Wes-Tex and the Company owned interests.

    E. R. Duke, a Director of the Company, is the sole shareholder and director of Mustang Mud, Inc. ("Mustang"), an oil field service company primarily engaged in the sale and application of drilling fluids and chemicals used in the drilling of wells. The Company has, from time to time, purchased supplies and services from Mustang in connection with the Company's drilling
activities.   During 1996, the Company paid approximately $74,000 to Mustang for supplies and services provided by Mustang to the Company. The Company was indebted to Mustang in the amount of approximately $2,600 at December 31

1996. The largest aggregate amount outstanding and owed by the Company to Mustang at one time during the fiscal year ended December 31, 1996 was approximately $56,000.

    Mr. Duke and Mustang each own interests in three oil properties in which the Company also owns interests, two of which are operated by the Company.
In 1996, the Company billed Mr. Duke and Mustang the aggregate amounts of approximately $44,000 and $3,000, respectively, for lease operating expenses. During the same period, Mr. Duke and Mustang paid the Company approximately $30,000 and $3,000, respectively. At December 31, 1996, Mr. Duke and Mustang owed the Company approximately $15,000 and $100, respectively, for their pro rata share of lease operating expenses. The Company disbursed approximately $57,000 and $4,000, respectively, to Mr. Duke and Mustang in 1996 in payment of their pro rata share of the proceeds from sales of oil produced from properties in which Mr. Duke, Mustang and the Company owned interests.

    During the year ended December 31, 1996, Cambridge Production, Inc. ("CPI"), a corporation owned by Mr. Cambridge, served as operator of 18 wells on oil and gas leases in which the Company owned an interest. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing of production, employment of field personnel, maintenance of production and other records, determining the location and timing of drilling of wells, gas contract administration, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 1996, CPI billed the Company approximately $199,000, which included $63,000 for the Company's pro rata share of lease operating expenses and $136,000 for the Company's pro rata share of drilling expenses. Of the total amount billed to the Company, approximately $228,000 was paid by the Company to CPI during 1996. The largest amount owed by the Company to CPI at any one time during 1996 was approximately $53,000. At December 31, 1996, CPI owed the Company approximately $8,200. CPI's billings to the Company are made monthly on the same basis as made to all other working interest owners in the wells. The Company's pro rata share of oil and gas sales during 1996 from the wells operated by CPI was approximately $205,000.

    The Company owns a 25% working interest in the Southeast Leedy Prospect in Custer County, Oklahoma, which is operated by Philcon Development Co. ("Philcon"), a privately owned partnership engaged in the exploration for, development and production of oil and gas. Danny H. Conklin, a Director of the Company, is a principal partner of Philcon. During 1996, Philcon billed the Company approximately $6,600 for the Company's pro rata share of lease costs and related drilling and operating expenses, and approximately $6,200 was paid to Philcon by the Company in 1996. The Company was indebted to Philcon in the approximate amount of $600 at December 31, 1996. The largest aggregate amount outstanding and owed by the Company to Philcon at any one time during 1996 was approximately $2,000.

    Management of the Company believes that each of the above referenced transactions was made on terms no less favorable than if such transactions had been entered into with an unrelated party.

                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

  (a)    The following documents are filed as part of this report:

         For a list of Financial Statements and Schedules, see "Index to the Financial Statements and Schedules" on page F-1, and incorporated herein by reference.

  (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended December 31, 1996.

  (c)    Exhibits:

         Exhibit
           No.          Description of Exhibit
         -------        ----------------------
           3.1          Certificate of Incorporation of Registrant (Incorporated
                        by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1988.)

           3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 1995.)

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

Executive Compensation Plans and Arrangements (Exhibit No.'s 10.1 through 10.6):
--------------------------------------------------------------------------------
          10.1 1981 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Form S-1 of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984 and October 25, 1984, respectively.)

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

          10.4         Stock Option Agreement between the Registrant and Thomas
                       R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)

          10.5         Stock Option Agreement between the Registrant and Thomas
                       R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.)

          10.6 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan
                       (Incorporated by reference to Exhibit 10.6 of the Registrant for the first year ended December 31, 1995.)

          10.7 Loan Agreement dated July 1, 1996 between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 1996.)

         *23.1         Consent of Independent Auditors

         *23.2         Consent of Independent Petroleum Engineers

         *27           Financial Data Schedule
         _________________________

          *    Filed herewith.

                        PARALLEL PETROLEUM CORPORATION

               Index to the Financial Statements and Schedules



                                                                         Page
                                                                         ----
Independent Auditors' Report                                             F-2

Financial Statements:

        Balance Sheets at December 31, 1996 and 1995                     F-3

	Statements of Income for the years ended
                December 31, 1996, 1995 and 1994                         F-4

	Statements of Stockholders' Equity for the
                years ended December 31, 1996, 1995 and 1994             F-5

	Statements of Cash Flows for the years ended
                December 31, 1996, 1995 and 1994                         F-6

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       KPMG PEAT MARWICK LLP


Midland, Texas
February 21, 1997

                        PARALLEL PETROLEUM CORPORATION

                               Balance Sheets

                         December 31, 1996 and 1995


Assets                                                    1996                1995
------                                                    ----                ----
Current assets:
Cash and cash equivalents                         $     41,569             558,748
Accounts Receivable:
Oil & Gas                                            2,888,400             648,000
Others, net of allowance for doubtful
  accounts of $28,130 in 1996 and 1995                 127,837             115,318
Affiliate                                               24,991               2,932
                                                  ------------        ------------
                                                     3,041,228             766,250
Other assets                                             7,540             190,946
                                                  ------------        ------------
Total current assets                                 3,090,337           1,515,944
                                                  ------------        ------------
Property and equipment, at cost:
  Oil and gas properties, full cost method          47,130,874          30,879,615
  Other                                                380,207             315,983
                                                  ------------        ------------
                                                    47,511,081          31,195,598
  Less accumulated depreciation and depletion       12,576,560           8,837,838
                                                  ------------        ------------
Net property and equipment                          34,934,521          22,357,760
                                                  ------------        ------------
Other assets, net of accumulated amortization of
  $33,263 in 1996 and $24,500 in 1995                   73,311              40,994
                                                  ------------        ------------
                                                  $ 38,098,169          23,914,698
                                                  ============        ============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities:
      Trade                                       $  2,735,639             856,088
      Affiliate                                          3,181              20,557
                                                  ------------        ------------
          Total current liabilities                  2,738,820             876,645
                                                  ------------        ------------
Long-term debt                                       8,521,391          11,674,625
Deferred income taxes                                2,119,823             528,015

Stockholders' equity:
  Preferred stock - par value of $.10 per share,
     authorized 40,000,000 shares, none issued               -                   -
  Common stock - par value of $.01 per share,
     authorized 100,000,000 shares, issued and
     outstanding 17,406,358  in 1996 and 14,854,108
     in 1995                                           174,063             148,540
  Additional paid-in capital                        21,189,442          11,662,897
  Retained earnings (deficit)                        3,354,630            (976,024)
                                                  ------------        ------------
          Total stockholders' equity                24,718,135          10,835,413

Contingencies
                                                  ------------        -----------
                                                  $ 38,098,169         23,914,698
                                                  ============        ===========

See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                             Statements of Income

                  Years ended December 31, 1996, 1995 and 1994

                                                       1996          1995          1994
                                                       ----          ----          ----
Oil and gas revenues                              $ 14,167,470     4,713,748    4,692,706

Costs and expenses:
  Lease operating expense                            2,685,662     1,467,893    1,427,309
  General and administrative                           297,825       227,448      204,092
  Public reporting, auditing and legal                 222,959       204,893      136,375
  Depreciation, depletion and amortization           3,738,722     1,617,929    1,571,702
                                                   -----------    ----------   ----------
           Total costs and expenses                  6,945,168     3,518,163    3,339,478
                                                   -----------    ----------   ----------
           Operating income                          7,222,302     1,195,585    1,353,228
                                                   -----------    ----------   ----------
Other income (expense), net:
  Interest income                                        8,165           316          322
  Other income                                          65,757        51,313       69,216
  Interest expense                                  (1,245,891)   (1,035,093)    (711,519)
  Other expense                                         (1,566)       (7,537)      (3,466)
                                                   -----------    ----------   ----------
         Total other expense, net                   (1,173,535)     (991,001)    (645,447)

Income before income taxes                           6,048,767       204,584      707,781

Income tax expense                                   1,718,113        67,504      263,421
                                                   -----------    ----------   ----------
         Net income                                $ 4,330,654       137,080      444,360
                                                   ===========    ==========   ==========
Net income per common share                              $ .28          0.01         0.03
                                                         =====          ====         ====
Weighted average common shares and common
  stock equivalents outstanding                     15,679,828    15,556,949   14,815,498
                                                   ===========   ===========  ==========

See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                      Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994

                                Common stock             Additional        Retained       Total
                           Number of                       paid-in       earnings  stockholders'
                            shares       Amount            capital       (deficit)    equity
                            ------       ------            -------       ---------    ------
Balance,
   January 1, 1994         14,067,388  $ 140,674          10,133,864      (1,557,464)  8,717,074

   Options exercised          107,500      1,075              83,006               -      84,081

   Tax benefits related
        to options                 -           -              83,391               -       83,391

   Net income                      -           -                   -          444,360     444,360

Balance,
   December 31, 1994       14,174,888    141,749          10,300,261       (1,113,104)  9,328,906

   Issuance of stock          644,220      6,441           1,314,679                -   1,321,120

   Options exercised           35,000        350              35,700                -      36,050

   Tax benefits related
        to options                  -          -              12,257                -      12,257

   Net income                       -          -                   -          137,080     137,080
                           ----------  ---------          ----------        ---------  ----------
Balance,
   December 31, 1995       14,854,108    148,540          11,662,897         (976,024) 10,835,413

   Issuance of stock
    net of offering costs   2,500,000     25,000           9,395,630                -   9,420,630

   Options exercised           12,250        123              21,315                -      21,438

   Warrants exercised          40,000        400             109,600                -     110,000

   Net income                       -          -                   -        4,330,654   4,330,654
                           ----------  ---------          ----------        ---------  ----------
Balance,
   December 31, 1996       17,406,358  $ 174,063          21,189,442        3,354,630  24,718,135
                           ==========  =========          ==========        =========  ==========


See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                           Statements of Cash Flows

                 Years ended December 31, 1996, 1995 and 1994

                                                         1996          1995            1994
                                                         ----          ----            ----
Cash flows from operating activities:
  Net income                                          $ 4,330,654      137,080          444,360
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, depletion and amortization         3,738,722    1,617,929        1,571,702
       Deferred income taxes                            1,706,048       67,504          263,421
  Other, net                                              (32,317)       8,058          (77,088)
  Changes in assets and liabilities:
    Decrease (increase) in trade receivables           (2,274,978)     (51,015)         175,147
    Decrease (increase) in prepaid expenses and
       other                                                8,753       (3,712)          (5,163)
    Increase (decrease) in accounts payable and
       accrued liabilities                                229,866     (281,439)        (518,844)
                                                      -----------    ---------        ---------
          Net cash provided by
               operating activities                     7,706,748    1,494,405        1,853,535
                                                      -----------    ---------        ---------
Cash flows from investing activities:
  Additions to property and equipment                 (15,271,761)  (4,517,692)      (6,317,107)
  Proceeds from disposition of property and equipment     649,000      596,733          571,578
  Acquisition of undeveloped leases held for sale               -     (523,573)        (771,905)
  Proceeds from disposition of undeveloped leases
    held for sale                                               -      730,500           12,105
                                                      -----------    ---------        ---------
         Net cash used in
              investing activities                    (14,622,761)  (3,714,032)      (6,505,329)
                                                      -----------    ---------        ---------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt         22,387,102     2,285,000       5,191,000
  Payments of long-term debt                          (25,540,336)   (1,610,375)              -
  Proceeds from exercise of options and warrants          131,438        36,050          84,081
  Stock offering costs                                 (1,205,620)     (141,785)       (148,115)
  Proceeds from common stock issuance                  10,626,250     1,611,020               -
                                                      -----------    ----------       ---------
         Net cash provided by
              financing activities                      6,398,834     2,179,910       5,126,966
                                                      -----------    ----------       ---------
         Net increase (decrease) in cash
              and cash equivalents                       (517,179)      (39,717)        475,172

Beginning cash and cash equivalents                       558,748       598,465         123,293
                                                      -----------    ----------        --------
Ending cash and cash equivalents                    $      41,569       558,748         598,465
                                                      ===========    ==========        ========

See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                        Notes to Financial Statements

                       December 31, 1996, 1995 and 1994


(1)     Summary of Significant Accounting Policies
        ------------------------------------------
        Nature of Operations
        --------------------
        Parallel Petroleum Corporation (the Company), a Delaware corporation, is primarily engaged in, and its only industry segment is, the acquisition of, and the exploration for, development, production and sale of, crude oil and natural gas. The Company's business activities are carried out primarily in Texas. The Company's activities in Texas are focused in the onshore Gulf Coast area of Jackson, Wharton, Lavaca and Victoria Counties, Texas, and in the Permian Basin of West Texas.

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

        Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. Such costs capitalized in 1996, 1995 and 1994 totaled $587,198, $512,000, and
          $527,000, respectively.

        Depletion of such costs is provided using the units-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. Depletion per equivalent unit of production (EBO) was $4.47, $3.97 and $4.07 for 1996, 1995 and 1994,
          respectively. Costs from unproved properties are excluded from depletion until evaluated.

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

                        PARALLEL PETROLEUM CORPORATION

        Income Taxes
        ------------
        The Company accounts for federal income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

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

        Revenue Recognition
        -------------------
        The Company uses the sales method of accounting for crude oil revenues.
          To the extent that crude oil is produced but not sold, the oil in tanks is not recorded as inventory on the financial statements. The oil in tanks at December 31, 1996, 1995 and 1994 was not material.

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

                        PARALLEL PETROLEUM CORPORATION

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

        Cash Management
        ---------------
        The Company maintains a cash management system, whereby it maintains minimum cash balances with any excess cash applied against its bank line of credit.

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

                        PARALLEL PETROLEUM CORPORATION

(3)	Long-Term Debt
        --------------
        Long-term debt consists of the following at December 31:

                                                            1996            1995
                                                            ----            ----

        Note payable to bank, at the bank's prime rate
          plus .75% (9.25% at December 31, 1995), secured
          by substantially all of the Company's oil and
          gas properties, due in forty-eight monthly
          payments commencing June 1997              $          -        11,674,625


        Note payable to bank, at bank's base lending
          rate (8.25% at December 31, 1996) (a)         8,521,391                 -

        Less:  current maturities                              -                  -
                                                       ---------         ----------
                                                     $ 8,521,391         11,674,625
                                                     ===========         ==========

_________________
(a) The note payable is classified as long-term due to a maturity date of July 1, 2001.

        On July 31, 1995, the Company amended and renewed its loan agreement.
          The note provided for a two-year revolving line of credit of $25,000,000 with a borrowing base of $12,000,000, followed by a four-year term loan requiring forty-eight monthly principal payments beginning June 1997. The borrowing base was subject to redetermination every six months with the latest redetermination date on November 30, 1995. The note was secured by substantially all of the Company's oil and gas properties. Commitment fees of .5% per annum on the difference between the commitment and the average daily amount outstanding were due quarterly.

        The amended and renewed loan agreement contained various restrictive covenants and compliance requirements, which included (1) maintenance
          of certain financial ratios,   (2) limiting the incurrence of
          additional indebtedness and (3) no payment of dividends.

        On July 1, 1996, the Company entered into a new loan agreement to refinance the outstanding indebtedness with its former lender and to provide funds for working capital. The note provides for a revolving credit facility of $30,000,000 with a current borrowing base of $22,000,000. The note matures July 1, 2001. The borrowing base is subject to redetermination every six months on April 1 and October 1 of each year, or at such other times as the bank elects.
          The latest redetermination date was on August 12, 1996. The note is secured by substantially all of the Company's oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

                        PARALLEL PETROLEUM CORPORATION

        The unpaid principal balance on the note bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate or (ii) the bank's Eurodollar rate plus a margin of 2.5%. On December 31, 1996, the interest rate in effect was the bank's base lending rate of 8.25%.

        The new loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) no payment of dividends.

(4)  Stock Options and Warrants
     --------------------------

        At the election of the board of directors, the Company awards both incentive stock options and nonqualified stock options to selected key employees and officers. The options are awarded at an exercise price based on the closing price of the Company's common stock on the date of grant, a two-year and four-year vesting schedule and a ten-year exercise period. As of December 31, 1996, options expire beginning in the year-ended December 31, 2000 through 2006. Exercise of the nonqualified stock options resulted in a deferred tax effect of $0, $12,257 and $83,391 for the years ended December 31, 1996, 1995 and 1994, respectively.

        The Company applies APB 25 and related Interpretations in accounting for its stock option awards. No compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                          For the year ended
                                                              December 31,
                                                       ------------------------
                                                          1996           1995
                                                          ----           ----

        Net income                                    $ 4,295,248    $ 127,873
        Net income per share                               $  .27        $ .01


        The pro forma net income and pro forma net income per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. The pro forma amounts for 1996 and 1995 reflect the initial phase-in of FAS 123 and as a result do not reflect any compensation expense for options granted prior to 1995. Pro forma adjustments in future years will include compensation expense associated with the options granted in 1996 and 1995 plus compensation expense associated with any options awarded in future years. As a result, such proforma compensation expense is likely to be higher than the levels experienced in 1996 and 1995.

                        PARALLEL PETROLEUM CORPORATION

        Under FAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                                                       1996               1995
                                                       ----               ----
        Risk-free interest rate                        6.15               6.06
        Expected life                               7 years            7 years
        Expected volatility                             .64                .64

        A summary of the Company's stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ended on those dates is presented below:

                              For the year ended     For the year ended     For the year ended
                               December 31, 1996      December 31, 1995      December 31, 1994
                              ------------------     ------------------     ------------------
                                        Weighted               Weighted               Weighted
                               Number   Average       Number    Average      Number   Average
                             of Shares   Price       of Shares   Price      of Shares   Price
                             ---------  --------     --------- --------     --------- --------
Stock options:
  Outstanding at beginning
    of year                  1,134,500   $ 1.55      1,239,500  $ 1.76      1,232,000   $1.52
      Options granted           85,000     5.40         70,000    1.75        115,000    3.44
      Options exercised       (12,250)     1.75        (35,000)   1.03       (107,500)    .78
      Options canceled              -         -       (140,000)   3.67              -       -

Outstanding at end of year   1,207,250   $ 1.82      1,134,500  $ 1.55      1,239,500  $ 1.76

Exercisable at end of year     987,250   $ 1.35        909,500  $ 1.14        855,750  $  .93

Weighted average fair value
  of options granted during
  the year                               $ 3.70                 $ 1.20


    The following table summarizes information about the Company's stock options outstanding at December 31, 1996:

                                      Options Outstanding                                Options Exercisable
                               Number         Weighted Average      Weighted          Number              Weighted
  Range of                Outstanding at         Remaining          Average        Exercisable at         Average
Exercise Prices         December 31, 1996     Contractual Life   Exercise Price    December 31, 1996   Exercise Price
---------------         -----------------     ----------------   --------------    -----------------   --------------
$ .34 -  .69                 652,500              5 years          $   .51              652,500            $   .51
$1.03 - 1.75                 154,750              6 years          $  1.30              102,250            $  1.07
$3.19 - 5.40                 400,000              8 years          $  4.15              232,500            $  3.82
                           ---------                                                  ---------
                           1,207,250                                                    987,250
                           =========                                                  =========

                        PARALLEL PETROLEUM CORPORATION

        Stock Warrants
        --------------
        In connection with the common stock offering in December 1996 (See
          Note 9), an underwriter received a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $5.10 per share.

        In connection with the private placement offering in November 1994
          (See Note 9), a broker-dealer responsible for introducing the Company to the Company's principal placement agent received a five-year warrant to purchase 64,415 shares of common stock at a price of $2.75 per share. During 1996, 40,000 shares were purchased in connection with the five-year warrant.

        The Company has outstanding at December 31, 1996 and 1995, 300,000 warrants. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants were issued as part of the Company's initial public offering in 1980 and are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions and in the event of liquidation, dissolution, or winding up of the Company, the holders are not entitled to participate in the assets of the Company.

(5)	Income Taxes
        ------------
        Federal income tax expense differs from the amount computed at the Federal statutory rate as follows:

                                                              Year ended
                                                              December 31,
                                                    -------------------------------
                                                    1996          1995         1994
                                                    ----          ----         ----
        Income tax expense at statutory rate    $ 2,056,581       69,559      240,646
        Statutory depletion                        (358,854)      (8,494)     (30,317)
        Nondeductible expenses and other             20,386        6,439       53,092
                                                -----------      -------      -------
              Income tax expense                $ 1,718,113       67,504      263,421
                                                ===========      =======      =======

        Income tax expense is deferred, with the exception of $12,065 in 1996 related to alternative minimum tax ("AMT").

                        PARALLEL PETROLEUM CORPORATION

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                         1996           1995
                                                         ----           ----
                 Current
                 -------
        Deferred income tax assets:
          Net operating loss carryforwards
             expected to be utilized in 1997       $         -        114,240
                                                   -----------    -----------
                 Total current deferred tax
                    assets                         $         -        114,240
                                                   ===========    ===========

               Noncurrent
               ----------
        Deferred income tax assets:
          Net operating loss carryforwards         $ 3,085,699      3,375,760
          Statutory depletion carryforwards            545,462        186,608
                                                   -----------    -----------
              Total noncurrent deferred
                income tax assets                    3,631,161      3,562,368
                                                   -----------    -----------
        Deferred income tax liabilities:
          Property and equipment, principally due
            to differences in basis, expensing of
            intangible drilling costs for tax
            purposes and depletion                   5,750,984      4,090,383
                                                   -----------    -----------
              Total deferred income tax
                liabilities                          5,750,984      4,090,383
                                                   -----------    -----------
              Net noncurrent deferred
                income tax liability               $ 2,119,823        528,015
                                                   ===========    ===========

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

                        PARALLEL PETROLEUM CORPORATION

        As of December 31, 1996, the Company had investment tax credit and net operating loss carryforwards for regular and alternative minimum tax purposes available to reduce future taxable income and tax liability, respectively. These carryforwards expire as follows:

                                                                         Alternative
                            Net operating        Investments tax       minimum tax net
                                loss                  credit            operating loss
                                ----                  ------            --------------

1996                        $      -                   3,000                     -
1997                                                  19,000                     -
1998                         524,000                   8,000                     -
1999                         852,000                   7,000                     -
2000                         562,000                  15,000                     -
2001                         684,000                  24,000             1,452,000
2002                         421,000                       -               291,000
2003                         138,000                       -                82,000
2004                         257,000                       -                48,000
2005                          69,000                       -                     -
2006                       1,011,000                       -                     -
2007                         792,000                       -                     -
2008                       1,596,000                       -             1,920,000
2009                       2,170,000                       -             1,974,000
                         -----------                --------             ---------
                         $ 9,076,000                  76,000             5,767,000
                         ===========                ========             =========


(6)     Major Customers

        The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31:

                                        1996        1995        1994
                                        ----        ----        ----
        Purchaser A                      11%         28%         31%
        Purchaser B                      46%         16%          -
        Purchaser C                       -          10%         10%
        Purchaser D                       -          10%          -


                        PARALLEL PETROLEUM CORPORATION

(7)     Employee Pension Plan

        Effective September 1, 1988, the Company established a simplified employee pension plan covering all salaried employees of the Company. The employees voluntarily contribute a portion of their eligible compensation, not to exceed $7,000, adjusted for inflation beginning in 1988, to the plan. The Company's contribution, including the employees contribution, cannot exceed the lesser of $30,000 or 15%
          of compensation. During 1996, 1995 and 1994, the Company contributed an aggregate of $7,986, $6,739 and $2,626, respectively, of which $2,963, $2,765 and $1,129, respectively, was allocated to a Director
          of the Company.   The Company has no obligation to make contributions
          to the plan.

(8)     Statements of Cash Flows

        During 1996, 1995 and 1994, $60,413, $196,582 and $338,821 were transferred from leases held for resale to oil and gas properties, respectively. These transfers are considered non-cash transactions.

        No Federal taxes were paid in 1996, 1995 and 1994, as a result of net operating losses or loss carryforwards. Payments of interest were $1,221,144, $1,027,461 and $703,775 in 1996, 1995 and 1994,
          respectively.

        At December 31, 1996 and 1995, there were $1,890,172 and $257,863, respectively, of property additions accrued in accounts payable.

(9)     Common Stock Offerings

        On December 18, 1996, the Company closed on a common stock offering dated December 12, 1996. The Company sold 2,500,000 shares of its common stock at $4.25 per share. Proceeds received, net of related expenses, were approximately $9,421,000.

        On February 7, 1995, the Company closed on a private placement offering dated November 7, 1994. The Company sold 644,150 shares of its common stock at $2.50 per share of which 50,000 shares were beneficially purchased by certain Directors of the Company. Proceeds received, net of related expenses, were approximately $1,321,000.

                        PARALLEL PETROLEUM CORPORATION

(10)    Related Party Transactions

        During 1996 and 1995, the Company was charged $256,000 and $241,000, respectively, for drilling services and lease operating expenses by entities in which certain Directors are majority owners. These Directors and their companies own interests in certain wells operated by the Company. During 1996 and 1995, the Company charged $89,000 and $40,800, respectively, for the lease operating expenses and drilling costs and paid $141,000 and $167,000, respectively, in oil and gas revenues to these related parties related to these wells.

        An entity in which the Chief Executive Officer and Chairman of the Board is the owner acted as the Company's agent in performing the routine day to day operations of certain wells. In 1996 and 1995, the Company was billed $199,000 and $348,000, respectively, for the Company's pro rata share of lease operating and drilling expenses and received $205,000 and $130,000 in 1996 and 1995, respectively, in oil and gas revenues related to these wells.

(11)    Oil and Gas Expenditures

        The following table reflects capitalized costs related to the oil and gas producing activities as of December 31:

                                                1996              1995
                                                ----              ----
        Capitalized costs:
          Proved properties                $ 41,826,362        29,171,917
          Unproved properties                 5,304,512         1,707,698
                                           ------------       -----------
                                             47,130,874        30,879,615
              Accumulated depletion          12,306,371         8,590,903
                                           ------------       -----------
                                           $ 34,824,503        22,288,712
                                           ============       ===========

        Costs of unproved properties are not being depleted at December 31, 1996 and were incurred primarily during 1996 and 1995 and are expected to be evaluated in the next two years.

                        PARALLEL PETROLEUM CORPORATION

            The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities for each of the years in the three-year period ended December 31:


                                                1996          1995          1994
                                                ----          ----          ----
        Transfers from undeveloped leases
          held for sale                     $    60,413      196,582       338,821
        Proved property acquisition costs     3,838,495      372,204       238,288
        Unproved property acquisition costs     369,075      841,321     2,541,929
        Exploration                           8,669,299    1,519,202     3,400,145
        Development                           3,962,977      889,155     1,225,436
                                           ------------    ---------     ---------
                                           $ 16,900,259    3,818,464     7,744,619
                                           ============    =========     =========

(12)	Subsequent Event

        In connection with the common stock offering in December 1996 (See
          Note 9), an underwriter received an over-allotment option to exercise 375,000 shares of common stock at a price of $4.25 per share. In January 1997, the options were exercised and 375,000 shares were sold. Proceeds received by the Company, net of related expenses, were approximately $1,480,000.

                        PARALLEL PETROLEUM CORPORATION
                     Notes to Financial Statements - (Continued)


(13)    Supplemental Oil and Gas Reserve Data (Unaudited)

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

        A summary of changes in reserve balances is presented below
          (in thousands):

                                                 Total Proved                    Proved Developed
                                             -------------------               ------------------
                                             BBL             MCF               BBL            MCF
                                             ---             ---               ---            ---
        Reserves as of January 1, 1994      1,619          19,096             1,379         13,685
          Extensions and discoveries          134           2,920               134          2,920
          Revisions of previous estimates     (32)            986               (34)         1,173
          Production                         (149)         (1,391)             (149)        (1,391)

        Reserves as of December 31, 1994    1,572          21,611             1,330         16,387
          Purchase of reserves in place         5             147                 5            147
          Extensions and discoveries          147           7,097               147          7,097
          Revisions of previous estimates     (88)         (1,115)              (94)        (1,161)
          Production                         (133)         (1,616)             (133)        (1,616)

        Reserves as of December 31, 1995    1,503          26,124             1,255         20,854
          Purchase of reserves in place       273           4,797               273          4,797
          Extensions and discoveries          128           9,034               128          9,034
          Revisions of previous estimates     (42)         (3,746)              (40)        (3,684)
          Production                         (221)         (3,655)              (221)       (3,655)

        Reserves as of December 31, 1996    1,641          32,554              1,395        27,346

        The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by SFAS No. 69. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

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

                        PARALLEL PETROLEUM CORPORATION

               Standardized Measure of Discounted Future Net Cash Flows
                        Relating to Proved Oil and Gas Reserves
                                    (In Thousands)

                                                      December 31,
                                         -------------------------------------
                                          1996            1995          1994
                                          ----            ----          ----
        Future cash flows              $ 153,441          75,044        63,288
        Future costs:
           Production                    (39,296)        (25,356)      (23,559)
           Development                    (2,790)         (2,853)       (2,375)
        Future net cash flows
          before income taxes            111,355          46,835        37,354
        Future income taxes              (22,493)         (7,242)       (4,322)
        Future net cash flows             88,862          39,593        33,032
        10% annual discount for
          estimated timing of cash flows (31,513)        (14,428)      (12,570)

        Standardized measure of
          discounted net cash flows    $  57,349          25,165        20,462


                        PARALLEL PETROLEUM CORPORATION

                         Changes in Standardized Measure of
                 Discounted Future Net Cash Flows From Proved Reserves
                                    (In Thousands)

                                                          Years ended December 31,
                                                 ---------------------------------------
                                                   1996             1995           1994
                                                   ----             ----           ----
        Increase (decrease):
          Purchase of minerals in place         $  6,437             182             -
          Extensions and discoveries and
            improved recovery, net of future
            production and development costs      23,660           9,222          3,514
          Accretion of discount                    2,589           2,050          2,114
          Net change in sales prices net of
            production costs                      24,273              35         (1,418)
          Changes in estimated future
            development costs                         40            (323)          (137)
          Revisions of quantity estimates         (6,043)         (1,151)           574
          Net change in income taxes              (8,940)            725          1,063
          Sales, net of production costs         (11,482)         (3,246)        (3,202)
          Changes of production rates (timing)
            and other                              1,650          (2,791)        (2,119)
                                                --------         -------        -------
            Net increase                          32,184           4,703            389

        Standardized measure of discounted future net cash flows:

            Beginning of year                     25,165          20,462         20,073
                                                --------         -------        -------
            End of year                         $ 57,349          25,165         20,462
                                                ========         =======        =======

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PARALLEL PETROLEUM CORPORATION


March 27, 1997                         By:  /s/ Thomas R. Cambridge
                                           ------------------------------------
                                           Thomas R. Cambridge, Chief Executive
                                           Officer and Chairman of the Board of
                                           Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Thomas R. Cambridge   Chief Executive Officer and Chairman    March 27, 1997
Thomas R. Cambridge       of the Board of Directors (Principal
                          Executive Officer)


/s/ Larry C. Oldham       President and Treasurer                 March 27, 1997
Larry C. Oldham           (Principal Financial Officer)



/s/ Danny H. Conklin      Director                                March 27, 1997
Danny H. Conklin



/s/ Ernest R. Duke        Director                                March 27, 1997
Ernest R. Duke



/s/ Myrle Greathouse      Director                                March 27, 1997
Myrle Greathouse



/s/ Charles R. Pannill    Director                                March 27, 1997
Charles R. Pannill


                                                      INDEX TO EXHIBITS


Exhibit
  No.                   Description of Exhibit
-------                 ----------------------
   3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1988.)

   3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 1995.)

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

         Executive Compensation Plans and Arrangements (Exhibit No.'s 10.1 through 10.6):

 10.1    1981 Non-Qualified Stock Option Plan (Incorporated by reference to
         Exhibit 10.1 to Form S-1 of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984 and October 25, 1984, respectively.)

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

 10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)
 10.5 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.)

  10.6 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant for the first year ended December 31, 1995.)

  10.7 Loan Agreement dated July 1, 1996 between the Registrant and Bank One Texas, N.A. (Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 1996.)

*23.1    Consent of Independent Auditors

*23.2    Consent of Independent Petroleum Engineers

*27      Financial Data Schedule


* Filed herewith.

                                                Exhibit 23.1




               Consent of Independent Auditors




The Board of Directors and Stockholders
Parallel Petroleum Corporation:


We consent to incorporation by reference in the registration statements
(No. 33-46959 and No. 33-57348) on Forms S-8, and the registration statements (No. 33-77402, No. 33-90296 and No. 333-11021) on Forms S-3, of Parallel
Petroleum Corporation of our report dated February 21, 1997, relating to the balance sheets of Parallel Petroleum Corporation as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which appears in the December 31, 1996 annual report on Form 10-K of Parallel Petroleum Corporation.



                        /s/ KPMG PEAT MARWICK LLP


Midland, Texas
March 27, 1997

                                                Exhibit 23.2




         Consent of Independent Petroleum Engineers




    As independent petroleum engineers, we hereby consent to the incorporation by reference in the registration statements (No. 33-46959 and No. 33-57348) on Forms S-8, and the registration statements (No. 33-77402, No. 33-90296 and No. 333-11021) on Forms S-3 of Parallel Petroleum Corporation of our estimates of reserves, included in the Annual Report on Form 10-K of Parallel Petroleum Corporation for the fiscal year ended December 31, 1996, and to all references to our firm.



                        /s/ JOE C. NEAL & ASSOCIATES


Midland, Texas
March 24, 1997