Form 10-Q
period 1997-03-31
PARALLEL PETROLEUM CORP /DE/
filed 1997-05-13
CIK 750561

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549

                               FORM 10-Q

                      ----------------------------
(Mark One)

/X/ 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

	For the quarterly period ended March 31, 1997  or

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

                      Yes  'X'                        No

         The number of outstanding shares of the issuer's common stock, $.01 par value, was 17,809,107 shares as of May 1, 1997.


==============================================================================

                       PART I. - FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS

	Reference is made to the succeeding pages for the following financial statements:

        - Balance Sheets as of December 31, 1996 and March 31, 1997

        - Statements of Operations for the three months ended March 31, 1996 and 1997

        - Statements of Cash Flows for the three months ended March 31, 1996 and 1997

        - Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.

                       PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

        /a/ Exhibits

            27.  Financial Data Schedule

        /b/ Reports on Form 8-K

            No reports were filed on Form 8-K during the quarterly period ended March 31, 1997.

                       PARALLEL PETROLEUM CORPORATION

                                BALANCE SHEETS

                                                    December 31,    March 31, 1997
ASSETS                                                 1996*          (Unaudited)
-------------                                       ------------    --------------
Current assets:
  Cash and cash equivalents                          $    41,569     $    5,124
  Accounts receivable:
     Oil & Gas                                         2,888,400      2,357,157
     Others, net of allowance for doubtful accounts
       of $28,130 in 1996 and 1997                       127,837        135,860
  Affiliate                                               24,991          4,943
                                                    ------------   ------------
                                                       3,041,228      2,497,960
Other assets                                               7,540         10,240
                                                    ------------   ------------
    Total current assets                               3,090,337      2,513,324
                                                    ------------   ------------
Property and equipment, at cost:
  Oil and gas properties, full cost method            47,130,874     51,175,073
  Other                                                  380,207        386,884
                                                    ------------   ------------
                                                      47,511,081     51,561,957
  Less accumulated depreciation and depletion         12,576,560     13,516,071
                                                    ------------   ------------
    Net property and equipment                        34,934,521     38,045,886
                                                    ------------   ------------
Other assets, net of accumulated amortization of
  $33,263 in 1996 and $41,804 in 1997                     73,311         84,482
                                                    ------------   ------------
                                                    $ 38,098,169   $ 40,643,692
                                                    ============   ============


                                                    December 31,    March 31, 1997
                                                        1996*        (Unaudited)
                                                    ------------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities:
    Trade                                           $  2,735,639   $  1,765,256
    Affiliate                                              3,181         10,709
                                                    ------------   ------------
    Total current liabilities                          2,738,820      1,775,965
                                                    ------------   ------------
Long-term debt                                         8,521,391      8,632,610
Deferred income taxes                                  2,119,823      2,742,758

Stockholders' equity:
  Preferred stock - par value of $.10 per share,
    authorized 40,000,000 shares, none issued                 --             --
  Common stock - par value of $.01 per share,
    authorized 100,000,000 shares, issued and
    outstanding 17,406,358 in 1996 and
    17,796,608 in 1997                                   174,063        177,966
  Additional paid-in surplus                          21,189,442     22,695,016
  Retained Earnings                                    3,354,630      4,619,377
                                                    ------------   ------------
    Total stockholders' equity                        24,718,135     27,492,359

Contingencies
                                                    ------------   ------------
                                                    $ 38,098,169   $ 40,643,692
                                                    ============   ============


*The balance sheet as of December 31, 1996 has been derived from the Company's audited financial statements. The accompanying notes are an integral part of these financial statements.

                       PARALLEL PETROLEUM CORPORATION

                         STATEMENTS OF OPERATIONS

                  Three Months Ended March 31, 1996 and 1997

                               (Unaudited)

                                                     1996          1997
                                                ------------    -----------
Oil and gas revenues                             $ 2,337,924    $ 4,040,647
                                                ------------    -----------
Cost and expenses:
   Lease operating expense                           452,963        893,251
   General and administrative                         63,629         83,974
   Public reporting, auditing and legal               45,037         57,235
   Depreciation, depletion and amortization          653,397        961,246
                                                 -----------    -----------
                                                   1,215,026      1,995,706
                                                 -----------    -----------
         Operating income                          1,122,898      2,044,941
                                                 -----------    -----------
Other income (expense), net:
   Interest income                                        93          1,661
   Other income                                       17,335          8,482
   Interest expense                                 (282,158)      (166,106)
   Other expense                                        (185)        (1,296)
                                                 -----------    -----------
         Total other expense, net                   (264,915)      (157,259)
                                                 -----------    -----------
Income before income taxes                           857,983      1,887,682
Income tax expense - deferred                        292,000        622,935
                                                 -----------    -----------
         Net income                              $   565,983    $ 1,264,747
                                                 ===========    ===========
Net income per common share                      $       .04    $       .07
                                                 ===========    ===========
Weighted average common shares and common
  stock equivalents outstanding                   15,430,648     18,258,450
                                                 ===========    ===========


The accompanying notes are an integral part of these financial statements

                       PARALLEL PETROLEUM CORPORATION

                          STATEMENTS OF CASH FLOWS

                 Three Months Ended March 31, 1996 and 1997

                               (Unaudited)

                                                       1996            1997
                                                    ----------      ----------
Cash flows from operating activities:
   Net income                                       $  565,983      $1,264,747
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation, depletion and amortization        653,397         961,246
       Incomes taxes                                   292,000         622,935
   Other, net                                           (8,062)        (11,171)
   Changes in assets and liabilities:
       Decrease (increase) in trade receivables       (827,807)        543,268
       Decrease (increase) in prepaid expenses
         and other                                       6,124          (2,700)
       Decrease in accounts payable
         and accrued liabilities                       (91,741)       (962,855)
                                                   -----------     -----------
         Net cash provided by operating
           activities                                  589,894       2,415,470
                                                   -----------     -----------
Cash flows from investing activities:
   Additions to property and equipment              (3,843,137)     (4,072,611)
                                                   -----------     -----------
         Net cash used in investing
           activities                               (3,843,137)     (4,072,611)
                                                   -----------     -----------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt      2,755,124       3,645,000
   Payments of long-term debt                               --      (3,533,781)
   Stock offering costs                                     --         (10,535)
   Proceeds from common stock issuance                      --       1,483,324
   Proceeds from exercise of options and warrants           --          36,688
                                                   -----------     -----------
         Net cash provided by financing
           activities                                2,755,124       1,620,696
                                                   -----------     -----------
         Net decrease in cash and cash equivalents    (498,119)        (36,445)
Beginning cash and cash equivalents                    558,748          41,569
                                                   -----------     -----------
Ending cash and cash equivalents                   $    60,629     $     5,124
                                                   ===========     ===========



The accompanying notes are an integral part of these financials.

                       PARALLEL PETROLEUM CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1.  OPINION OF MANAGEMENT

         The financial information included herein is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in connection with the financial statements and notes thereto included in the Company's 1996 Annual Report and Form 10-K.

NOTE 2.  LONG TERM DEBT

         On July 1, 1996, the Company entered into a loan agreement with a bank to refinance the outstanding indebtedness with its former lender and to provide funds for working capital. The loan agreement provides for a revolving credit facility in the maximum amount of $30,000,000 with a current borrowing base of $22,000,000. The borrowing base is subject to redetermination every six months on April 1 and October 1 of each year, or at such other times as the bank elects. The loan agreement, which matures in July 2001, is secured by substantially all of the Company's oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

         The unpaid principal balance on the note bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate or (ii) the bank's Eurodollar rate plus a margin of 2.5%. On March 31, 1997, the interest rate in effect was the bank's base lending rate of 8.25%.

         The loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) prohibiting the payment of dividends.

NOTE 3.  COMMON STOCK OFFERING

         On December 18, 1996, the Company closed a public offering of 2,500,000 shares of its common stock at a price of $4.25 per share. Proceeds received, net of related expenses, were approximately $9,421,000. In connection with the common stock offering the underwriters were granted an over-allotment option to purchase an additional 375,000 shares of common stock. In January 1997, the over-allotment option was exercised and an additional 375,000 shares of common stock were sold at a price of $4.25 per share. Proceeds received by the Company, net of related expenses, were approximately
$1,480,000. The net proceeds from the sale of the 2,875,000 shares of common stock were used to reduce the indebtedness outstanding under the Company's loan agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the related notes thereto.

OVERVIEW

         The Company's long-term business strategy is to increase the Company's reserve base by utilizing 3-D seismic technology to obtain exploratory drilling returns on capital invested with developmental drilling risks.

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

         As part of this business strategy, the Company has made acquisitions of oil and gas producing properties in the Permian Basin of West Texas and has discovered oil and gas reserves through the use of 3-D seismic technology in the Horseshoe Atoll Reef Trend of West Texas and the Yegua/Frio Gas Trend onshore the Gulf Coast of Texas. Capital utilized to acquire such reserves has been provided primarily by secured bank financing, sales of the Company's equity securities and cash flow from operations.

         The Company's operating performance is influenced by several factors, the most significant of which are the prices received for its oil and gas and the Company's production volumes. The world price for oil has overall influence on the prices that the Company receives for its oil production.
The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices the Company receives are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users and proximity of the Company's wells to major transportation pipeline infrastructure and, to a lesser extent, world oil prices. Additional factors influencing operating performance include production expenses, overhead requirements, and cost of capital.

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

         Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.

         The Company's quarterly production and results of operations have varied from quarter to quarter. Based on its scheduled drilling activities, the Company does not currently anticipate that its production volumes in the first quarter of 1997 will increase significantly compared to its production volumes in the prior year, and normal operating considerations and other factors could result in decreased production volumes in subsequent quarters.

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

                                           THREE MONTHS ENDED        THREE MONTHS ENDED
                                     ----------------------------   --------------------
                                     9-30-96   12-31-96   3-31-97    3-31-96   3-31-97
                                     -------   --------   -------    -------   -------
Production and Prices:
  Oil (Bbls)                          61,203     58,196    50,554     44,713    50,554
  Natural Gas (Mcf)                1,063,521    982,655   976,555    701,895   976,555
  Equivalent Barrels of Oil (EBO)    238,457    221,972   213,313    161,695   213,313

  Oil Price (per Bbl)                 $21.34     $24.14    $21.01     $18.27    $21.01
  Gas Price (per Mcf)                   2.51       3.13      3.05       2.17      3.05
  Price per EBO                        16.67      20.16     18.94      14.46     18.94

Results of Operations per EBO

Oil and gas revenues                  $16.67     $20.16    $18.94     $14.46    $18.94
Costs and expenses:
  Lease operating expense               3.37       3.53      4.19       2.80      4.19
  General and administrative             .31        .42       .39        .39       .39
  Public reporting, auditing
     and legal                           .23        .19       .27        .28       .27
 Depreciation and depletion             4.98       5.05      4.50       4.04      4.50
                                      ------     ------    ------     ------    ------
     Total costs and expenses           8.89       9.19      9.35       7.51      9.35
                                      ------     ------    ------     ------    ------
Operating income                        7.78      10.97      9.59       6.95      9.59

Interest expense, net                   1.42       1.38       .77       1.74       .77
Other expense (income)                  (.04)      (.03)     (.03)      (.11)     (.03)
                                      ------     ------    ------     ------    ------
Pretax income                           6.40       9.62      8.85       5.32      8.85
Income tax expense                      2.18       1.75      2.92       1.81      2.92
                                      ------     ------    ------     ------    ------

Net income                              4.22       7.87      5.93       3.51      5.93
                                      ------     ------    ------     ------    ------
Income before working
   capital adjustments                $11.38     $14.67    $13.35     $ 9.36    $13.35
                                      ======     ======    ======     ======    ======

         The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on the Company's statements of operations.

                                         THREE MONTHS ENDED         THREE MONTHS ENDED
                                   ----------------------------    --------------------
                                   9-30-96   12-31-96  3-31-97      3-31-96   3-31-97
                                   -------   --------  -------      -------   -------
Oil and gas revenues                100.0%     100.0%   100.0%       100.0%    100.0%
Costs and expenses:
  Production costs                   20.2       17.5     22.1         19.4      22.1
  General and administrative          1.9        2.1      2.1          2.7       2.1
  Public reporting, auditing
     and legal                        1.3         .9      1.4          1.9       1.4
  Depreciation, depletion and
     amortization                    29.9       25.0     23.8         27.9      23.8
                                   ------     ------   ------       ------    ------
         Total costs and expense     53.3       45.5     49.4         51.9      49.4
                                   ------     ------   ------       ------    ------
Operating income                     46.7       54.5     50.6         48.1      50.6
                                   ------     ------   ------       ------    ------
Interest expense, net                 8.5        6.8      4.1         12.0       4.1
Other expense (income)                (.2)       (.1)     (.2)         (.7)      (.2)
                                   ------     ------   ------       ------    ------
Pretax income                        38.4       47.8     46.7         36.8      46.7
Income tax expense                   13.1        8.7     15.4         12.5      15.4
                                   ------     ------   ------       ------    ------
Net income                           25.3%      39.1%    31.3%        24.3%     31.3%
                                   ======     ======   ======       ======    ======


THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996:

         Oil and Gas Revenues. Oil and gas revenues increased $1,702,723, or 73%, to $4,040,647 for the three months ended March 31, 1997, from $2,337,924 for the same period of 1996. The increase was primarily the result of a 51,618 EBO, or 32%, increase to 213,313 EBO in the Company's oil and gas production, and an increase of 31% in the average sales price per EBO from $14.46 in the three months ended March 31, 1996 to $18.94 for the same period of 1997. Of the $1,702,723 increase in revenues, approximately 50% was attributable to increased oil and gas production volume and approximately 50% was attributable to the increase in average sales prices.

         Production Costs. Production costs increased $440,288, or 97%, to $893,251 for the first three months of 1997, from $452,963 for the same period of 1996. The increase in production of 51,618 EBO was responsible for the increase in production costs. Production costs as a percentage of revenues increased primarily because of the 31% increase in the average sales price per EBO. Additionally, average production costs per EBO increased $1.39, or 50%, to $4.19 for the first three months in 1997 compared to $2.80 for the same period in 1996 as a result of new production from the Company's Yegua/Frio wells.

         General and Administrative Expenses. General and administrative expenses increased $20,345, or 32%, to $83,974 for the first three months of 1997, from $63,629 for the same period of 1996. As a result of the Company's low administrative cost structure and the increase in revenues, the Company's general and administrative expenses as a percentage of revenues decreased slightly from 2.7% for the three months ended March 31, 1996 to 2.1% for the
same period in 1997.   General and administrative costs are expected to
remain fairly stable with no material increases expected in any particular category.

         Public Reporting, Auditing and Legal Expenses. Public reporting, auditing and legal expense increased $12,198, or 27%, to $57,235 for the first three months of 1997, from $45,037 for the same period of 1996. There are no material increases noted in any particular category.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased $307,849, or 47%, to $961,246 for the first three months of 1997, from $653,397 for the same period of 1996. The increase in depreciation, depletion and amortization as a percentage of revenues is primarily a result of the increase in prices realized per EBO, partially offset by an increase in the DD&A Rate to $4.50 in the three months ended March 31, 1997 from $4.04 in 1996. The increase in the DD&A Rate is attributable to increased exploration and drilling activities.

         Net Interest Expense. Interest expense decreased $117,620, or 42%, to $164,445 for the three months ended March 31, 1997, from $282,065 for the same period of 1996, due principally to the decrease in the Company's revolving line of credit, which resulted from the repayment of the loan with the proceeds of the December 1996 stock offering.

         Income Tax Expense. The Company had an effective tax rate of 33% for the three months ended March 31, 1997.

         Net Income and Operating Cash Flow. Net income increased $698,764, or 123%, to $1,264,747 for the three months ended March 31, 1997, compared to $565,983 for the three months ended March 31, 1996. Operating cash flow increased approximately $1,337,548, or 89%, to $2,848,928 for the three months ended March 31, 1997 compared to $1,511,380 for the three months ended
March 31, 1996. The net income and operating cash flow increases are primarily due to the 73% increase in oil and gas revenues and, due to the Company's low cost structure, costs not increasing in proportion to the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased $385,842 as of March 31, 1997 compared to December 31, 1996. Current assets exceeded current liabilities by $737,359 at March 31, 1997 compared to $351,517 at December 31, 1996. Current assets decreased primarily due to a decrease of $543,268 in accounts receivable offset by an increase of $2,700 in prepaid expenses and a decrease in cash of $36,445. The decrease in cash was primarily due to the Company's investments in oil and gas drilling activities, payment of trade payables accrued as of December 31, 1996 and the Company_s cash management system, whereby it maintains minimum cash balances with any excess cash applied against its bank line of credit. The Company continues to employ 3-D seismic technology in conjunction with its drilling activities, which are concentrated on certain gas prospects located in south Texas.

         The Company incurred net costs of $4,072,611 in its oil and gas property acquisition, development, and enhancement activities for the three months ended March 31, 1997. Such costs were financed by the utilization of the Company's cash position and funds provided from its line of credit.

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

         During 1996, the average sales price received by the Company for its oil was approximately $21.83 per barrel ("Bbl"), as compared to $17.26 in 1995, while the average sales prices for the Company_s gas was approximately $2.55 per thousand cubic feet ("Mcf") in 1996, as compared to $1.50 per Mcf in 1995. At March 31, 1997, the average price received by the Company for its oil production was approximately $21.01 per Bbl, while the average price received by the Company, at that same date, for its gas production was approximately $3.05 per Mcf.

                       PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27. Financial Data Schedule

         (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended March 31, 1997.

                                SIGNATURES



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             PARALLEL PETROLEUM CORPORATION


                                             BY:  /s/ THOMAS R. CAMBRIDGE
Date:   May 12, 1997                         -------------------------------
                                             THOMAS R. CAMBRIDGE,
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                             AND CHIEF EXECUTIVE OFFICER



Date:   May 12, 1997                         BY:  /s/ LARRY C. OLDHAM
                                             -------------------------------
                                             LARRY C. OLDHAM,
                                             PRESIDENT AND
                                             PRINCIPAL FINANCIAL OFFICER