Form 10-Q
period 1997-06-30
PARALLEL PETROLEUM CORP /DE/
filed 1997-08-14
CIK 750561

                     SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549

                               FORM 10-Q

                      ----------------------------
(Mark One)

/X/ 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

               For the quarterly period ended June 30, 1997  or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
	For the Transition period from _________  to __________

                      ---------------------------

                    COMMISSION FILE NUMBER 0-13305

                      ----------------------------


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

                      Yes  'X'                       No  ___

    The number of outstanding shares of the issuer's common stock, $.01 par value, was 17,809,108 shares as of July 1, 1997.

                               TABLE OF CONTENTS

                       PART I. - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

	Reference is made to the succeeding pages for the following financial statements:

	-	Balance Sheets as of December 31, 1996 and June 30, 1997

        - Statements of Operations for the three months ended June 30, 1996 and 1997 and six months ended June 30, 1996 and 1997

	-	Statements of Cash Flows for the six months ended June 30,
                1996 and 1997

	-	Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         PART II. - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 	/a/	Exhibits

		10.  Parallel Petroleum Corporation Non-Employee Directors
                     Stock Option Plan

          	27.  Financial Data Schedule

	/b/  Reports on Form 8-K

             No reports were filed on Form 8-K during the quarterly period ended June 30, 1997.

                        PARALLEL PETROLEUM CORPORATION

                                 BALANCE SHEETS


                                                        December 31,     June 30, 1997
ASSETS                                                      1996          (Unaudited)

------                                                  ------------      -----------
Current assets:
   Cash and cash equivalents                             $    41,569      $    17,604
   Accounts receivable:
     Oil and gas                                           2,888,400        1,721,611
     Other, net of allowance for doubtful accounts
       of $28,130 in 1996 and 1997                           127,837          227,775
     Affiliate                                                24,991            3,475
                                                         -----------      -----------
                                                           3,041,228        1,952,861
Other assets                                                   7,540          106,256
                                                         -----------      -----------

     Total current assets                                  3,090,337        2,076,721
                                                         -----------      -----------

Property and equipment, at cost:
   Oil and gas properties, full cost method               47,130,874       55,334,697
   Other                                                     380,207          411,593
                                                         -----------      -----------
                                                          47,511,081       55,746,290
Less accumulated depreciation and depletion               12,576,560       14,369,433
                                                         -----------      -----------
     Net property and equipment                           34,934,521       41,376,857
                                                         -----------      -----------
Other assets, net of accumulated amortization of
   $33,263 in 1996 and $46,031 in 1997                        73,311           77,955
                                                         -----------      -----------
                                                         $38,098,169      $43,531,533
                                                         ===========      ===========


                                                        December 31,     June 30, 1997
                                                            1996          (Unaudited)
                                                       --------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities:
     Trade                                               $ 2,735,639      $ 1,894,357
     Affiliates                                                3,181           23,467
                                                         -----------      -----------
     Total current liabilities                             2,738,820        1,917,824
                                                         -----------      -----------
Long-term debt                                             8,521,391       10,577,610
Deferred income taxes                                      2,119,823        3,005,195

Stockholders' equity:
   Preferred stock - par value of $.10 per share,
     authorized 40,000,000 shares, none issued                   --               --
   Common stock - par value of $.01 per share,
     authorized 100,000,000 shares, issued and
     outstanding 17,406,358 in 1996 and 17,809,108
     in 1997                                                 174,063          178,091
   Additional paid-in surplus                             21,189,442       22,700,611
   Retained earnings                                       3,354,630        5,152,202
                                                         -----------      -----------
    Total stockholders' equity                            24,718,135       28,030,904

Contingencies
                                                         -----------      -----------
                                                         $38,098,169      $43,531,533
                                                         ===========      ===========

* The balance sheet as of December 31, 1996 has been derived from the Company's audited financial statements. The accompanying notes are an integral part of these financial statements.

                        PARALLEL PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                  Three Months Ended June 30, 1996 and 1997
                   Six Months Ended June 30, 1996 and 1997

                                  (Unaudited)

                                                 Three Months            Six Months
                                               1996       1997       1996      1997
                                           ---------- ---------- ---------- ----------
Oil and gas revenues                       $3,381,316 $2,654,734 $5,719,240 $6,695,381
                                           ---------- ---------- ---------- ----------

Cost and expenses:
  Lease Operating expense                     645,727    646,532  1,098,690  1,539,782
  General and administrative                   66,687     59,197    130,316    143,172
  Public reporting, auditing and legal         81,711     97,507    126,747    154,742
  Depreciation, depletion and amortization    778,399    853,362  1,431,797  1,814,608
                                           ----------  --------- ---------- ----------
                                            1,572,524  1,656,598  2,787,550  3,652,304
                                           ----------  --------- ---------- ----------
     Operating income                       1,808,792    998,136  2,931,690  3,043,077
                                           ----------  --------- ---------- ----------

Other income (expense), net:
  Interest income                                 382      2,941        475      4,603
  Other income                                 30,151      8,482     47,486     16,965
  Interest expense                           (311,516)  (210,810)  (593,674)  (376,917)
  Other expense                                  (185)    (3,488)      (370)    (4,784)
                                           ---------- ---------- ---------- ----------

     Total other expense, net                (281,168)  (202,875)  (546,083)  (360,133)
                                           ---------- ---------- ---------- ----------
Income before income taxes                  1,527,624    795,261  2,385,607  2,682,944

Income tax expense - deferred                 519,000    262,436    811,000    885,372
                                           ---------- ---------- ---------- ----------
     Net income                            $1,008,624 $  532,825 $1,574,607 $1,797,572
                                           ========== ========== ========== ==========

Net income per common share                $     .065 $     .099 $     .102 $     .098
                                           ========== ========== ========== ==========


Weighted average common share and common
  stock equivalents outstanding            15,532,674 18,243,723 15,484,731 18,343,452
                                           ========== ========== ========== ==========


The accompanying notes are an integral part of these financial statements

                        PARALLEL PETROLEUM CORPORATION

                          STATEMENTS OF CASH FLOWS

                    Six Months Ended June 30, 1996 and 1997

                                  (Unaudited)

                                                            1996         1997
                                                         -----------  -----------
Cash flows from operating activities:
   Net income                                             $1,574,607   $1,797,572
   Adjustments to reconcile net income to net cash
     provided (used in) by operating activities:
        Depreciation, depletion and amortization           1,431,797    1,814,608
        Income taxes                                         811,000      885,372
   Other, net                                                 (3,875)      (4,644)

   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable           (1,442,401)   1,088,367
     (Increase) decrease in prepaid expenses and other           666      (98,716)
     (Decrease) increase in accounts payable and accrued
        liabilities                                          664,351     (820,996)
                                                          ----------   ----------
     Net cash provided (used in) by operating activities   3,036,145    4,661,563
                                                          ----------   ----------
Cash flows from investing activities:
   Additions of property and equipment                    (6,270,471)  (8,256,944)
                                                          ----------   ----------
      Net cash used in investing activities               (6,270,471)  (8,256,944)
                                                          ----------   ----------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt            3,393,996    6,290,000
   Payment of long-term debt                                      --   (4,233,781)
   Proceeds from exercise of options and warrants             10,938       45,282
   Stock offering costs                                           --      (13,409)
   Proceeds from common stock issuance                            --    1,483,324
                                                          ----------   ----------
      Net cash provided by financing activities            3,404,934    3,571,416
                                                          ----------   ----------

Net increase (decrease) in cash and cash equivalents         170,608      (23,965)
Beginning cash and cash equivalents                          558,748       41,569
                                                          ----------   ----------
Ending cash and cash equivalents                          $  729,356       17,604
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

NOTE 2.  LONG TERM DEBT

    On July 1, 1996, the Company entered into a loan agreement with a bank to refinance the outstanding indebtedness with its former lender and to provide funds for working capital. The loan agreement provides for a revolving credit facility in the maximum amount of $30,000,000 with a current borrowing base of $20,000,000 reduced by a monthly commitment reduction of $333,333 until October 1, 1997. The borrowing base is subject to redetermination every six months on April 1 and October 1 of each year, or at such other times as the bank elects. The loan agreement, which matures in July 2001, is secured by substantially all of the Company's oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

    The unpaid principal balance on the note bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate or (ii) the bank's Eurodollar rate plus a margin of 2.5%. On June 30, 1997, the interest rate in effect was the bank's base lending rate of 8.5%.

    The loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios,
(2) limiting the incurrence of additional indebtedness, and (3) prohibiting the payment of dividends.

NOTE 3.  COMMON STOCK OFFERING

    On December 18, 1996, the Company closed a public offering of 2,500,000 shares of its common stock at a price of $4.25 per share. Proceeds received, net of related expenses, were approximately $9,421,000. In connection with the common stock offering the underwriters were granted an over-allotment option to purchase an additional 375,000 shares of common stock. In
January 1997, the over-allotment option was exercised and an additional 375,000 shares of common stock were sold at a price of $4.25 per share. Proceeds received by the Company, net of related expenses, were approximately $1,470,000. The net proceeds from the sale of the 2,875,000 shares of common stock were used to reduce the indebtedness outstanding under the Company's loan agreement.

       8]

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

    The Company's quarterly production and results of operations have varied from quarter to quarter. Based on its scheduled drilling activities, the Company does not currently anticipate that its production volumes in the third and fourth quarters of 1997 will increase significantly compared to its production volumes in the prior year, and normal operating considerations and other factors could result in decreased production volumes in subsequent quarters.

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

                                        THREE MONTHS ENDED         THREE MONTHS ENDED
                                  ----------------------------    --------------------
                                  12-31-96   3-31-97   6-30-97     6-30-96    6-30-97
                                  --------  --------- ---------   ---------  ---------
Production and Prices:
  Oil (Bbls)                        58,196    50,554    48,154      57,387     48,154
  Natural Gas (Mcf)                982,655   976,555   862,245     906,826    862,245
  Equivalent Barrels of Oil (EBO)  221,972   213,313   191,861     208,525    191,861

  Oil Price (per Bbl)               $24.14    $21.01    $19.03      $22.77     $19.03
  Gas Price (per Mcf)               $ 3.13    $ 3.05    $ 2.02      $ 2.28     $ 2.02
  Price per EBO                     $20.16    $18.94    $13.84      $16.21     $13.84

Results of Operations per EBO

Oil and gas revenues                $20.16    $18.94   $13.84       $16.21     $13.84
Costs and expenses:
  Lease operating expense             3.53      4.19     3.37         3.10       3.37
  General and administrative           .42       .39      .31          .32        .31
  Public reporting, auditing
     and legal                         .19       .27      .51          .39        .51
 Depreciation and depletion           5.05      4.50     4.45         3.73       4.45
                                    ------    ------   ------       ------     ------
     Total costs and expenses         9.19      9.35     8.64         7.54       8.64
                                    ------    ------   ------       ------     ------
Operating income                     10.97      9.59     5.20         8.67       5.20

Interest expense, net                 1.38       .77     1.08         1.49       1.08
Other expense (income)                (.03)     (.03)    (.03)        (.15)      (.03)
                                    ------    ------   ------       ------     ------
Pretax income                         9.62      8.85     4.15         7.33       4.15
Income tax expense                    1.75      2.92     1.37         2.49       1.37
                                    ------    ------   ------       ------     ------

Net income                            7.87      5.93     2.78         4.84       2.78
                                    ------    ------   ------       ------    -------
Income before working
   capital adjustments              $14.67    $13.35   $ 8.60       $11.06     $ 8.60
                                    ======    ======   ======       ======     ======


                                                   Six Months Ended
                                           6-30-95     6-30-96     6-30-97
                                           -------     -------     -------
Production and Prices:
   Oil (Bbls)                               79,388     102,100      98,707
   Natural Gas (Mcf)                       668,303   1,608,721   1,838,800
   Equivalent Barrels of Oil (EBO)         190,772     370,220     405,174

   Oil Price (per Bbl)                      $17.11      $20.80      $20.05
   Gas Price (per Mcf)                      $ 1.43      $ 2.23      $ 2.56
   Price per EBO                            $12.14      $15.45      $16.52


                                                   Six Months Ended
                                           6-30-95     6-30-96     6-30-97
                                           -------     -------     -------
Results of Operations per EBO

Oil and gas revenues                        $12.14      $15.45      $16.52
Costs and expenses:
   Lease operating expense                    3.70        2.97        3.80
   General and administrative                  .49         .35         .35
   Public reporting, auditing
     and legal                                 .47         .34         .38
   Depreciation and depletion                 3.82        3.87        4.48
                                            ------      ------      ------
          Total costs and expenses            8.48        7.53        9.01
                                            ------      ------      ------
Operating income                              3.66        7.92        7.51

Interest expense, net                         2.72        1.60         .92
Other expense (income)                        (.12)       (.14)       (.03)
                                            ------      ------      ------
     Income before income taxes             $ 1.06      $ 6.46      $ 6.62
                                            ======      ======      ======
Net cash flow before working
   capital adjustments                      $ 4.88      $10.33      $11.10
                                            ======      ======      ======

The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on the Company's statements of operations.

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                  ----------------------------    --------------------
                                  12-31-96   3-31-97   6-30-97      6-30-96   6-30-97
                                  --------  --------  --------     --------  --------
Oil and gas revenues                100.0%    100.0%    100.0%       100.0%    100.0%
Costs and expenses:
  Production costs                   17.5      22.1      24.4         19.2      23.0
  General and administrative          2.1       2.1       2.2          2.3       2.1
  Public reporting, auditing
     and legal                         .9       1.4       3.7          2.2       2.3
  Depreciation, depletion and
     amortization                    25.0      23.8      32.1         25.0      27.1
                                   ------    ------    ------       ------    ------
          Total costs and expense    45.5      49.4      62.4         48.7      54.5
                                   ------    ------    ------       ------    ------
Operating income                     54.5      50.6      37.6         51.3      45.5
                                   ------    ------    ------       ------    ------
Interest expense, net                 6.8       4.1       7.8         10.4       5.6
Other expense (income)                (.1)      (.2)      (.2)         (.8)      (.2)
                                   ------    ------    ------       ------    ------
Pretax income                        47.8      46.7      30.0         41.7      40.1
Income tax expense                    8.7      15.4       9.9         14.2      13.2
                                   ------    ------    ------       ------    ------
Net income                           39.1%     31.3%     20.1%        27.5%     26.9%
                                   ======    ======    ======       ======    ======

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996:

    Oil and Gas Revenues. Oil and gas revenues decreased $726,582, or 21%, to $2,654,734 for the three months ended June 30, 1997, from $3,381,316 for the same period of 1996. The decrease was primarily the result of a 16,664 EBO, or 8%, decrease to 191,861 EBO in the Company's oil and gas production, and a decrease of 15% in the average sales price per EBO from $16.21 in the three months ended June 30, 1996 to $13.84 for the same period of 1997. Of the $726,582 decrease in revenues, approximately 35% was attributable to decreased oil and gas production volume and approximately 65% was attributable to the decrease in average sales prices.

    Production Costs. Production costs increased $805, or 0.1%, to $646,532 during the second three months of 1997, from $645,727 for the same period of 1996. Average production costs per EBO increased $0.27, or 9%, to $3.37 for the second three months in 1997 compared to $3.10 for the same period in 1996.

    General and Administrative Expenses. General and administrative expenses decreased $7,490, or 11%, to $59,197 for the second three months of 1997, from $66,687 for the same period of 1996 primarily due to an increase in franchise taxes and in general corporate legal expense. Such increase represents $.31 per EBO sold in the second three months of 1997 compared to $.32 per EBO sold in the second three months of 1996. General and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

    Public Reporting, Auditing and Legal Expenses. Public reporting, auditing and legal expense increased $15,796, or 19%, to $97,507 for the second three months of 1997, from $81,711 for the same period of 1996. Such increase is primarily due to increased legal expense and shareholder communication costs.

    Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased $74,963, or 10%, to $853,362 for the second three months of 1997, from $778,399 for the same period of 1996. The increase in depreciation, depletion and amortization as a percentage of revenues is primarily a result of the decrease in prices realized per EBO, partially offset by an increase in the DD&A Rate to $4.45 in the three months ended June 30, 1997 from $3.73 in 1996. The increase in the DD&A Rate is attributable to increased exploration and drilling activities.

    Net Interest Expense. Interest expense decreased $103,265, or 33%, to $207,869 for the three months ended June 30, 1997, from $311,134 for the same period of 1996, due principally to the decrease in the Company's revolving line of credit, which resulted from the repayment of the loan with the proceeds of the December 1996 stock offering.

    Income Tax Expense. The Company had an effective tax rate of 33% for the three months ended June 30, 1997.

    Net Income and Operating Cash Flow. Net income decreased $475,799, or 47%, to $532,825 for the three months ended June 30, 1997, compared to $1,008,624 for the three months ended June 30, 1996. Operating cash flow decreased $657,400, or 29%, to $1,648,623 for the three months ended
June 30, 1997 compared to $2,306,023 for the three months ended June 30, 1996. The net income and operating cash flow decreases are primarily due to the 21% decrease in oil and gas revenues and the 65% decrease in average sales price.

SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996:

    Oil and Gas Revenues. Oil and gas revenues increased $976,141, or 17%, to $6,695,381 for the six months ended June 30, 1997, from $5,719,240 for the same period of 1996. The increase was primarily the result of 34,954 EBO, or 9%, increase to 405,174 EBO in the Company's oil and gas production, and an increase of 7% in the average sales price per EBO from $15.45 in the six months ended June 30, 1996 to $16.52 for the same period of 1997. Of the $976,141 increase in revenues, approximately 50% was attributable to increased oil and gas production volume and approximately 50% was attributable to the increase in average sales prices.

    Production Costs. Production costs increased $441,092, or 40%, to $1,539,782 for the first six months of 1997, from $1,098,690 for the same period of 1996. The 9% increase in production of 34,954 EBO was primarily responsible for the increase in production costs. Additionally, average production costs per EBO increased $.83, or 28%, to $3.80 for the first six months in 1997 compared to $2.97 for the same period in 1996 as a result of increased day to day operating costs associated with production from the Company's Yegua/Frio wells.

    General and Administrative Expenses. General and administrative expenses increased $12,856, or 10%, to $143,172 for the first six months of 1997, from $130,316 for the same period of 1996. As a result of the Company's low administrative cost structure and the increase in revenues, the Company's general and administrative expenses as a percentage of revenues decreased slightly from 2.3% for the six months ended June 30, 1996 to 2.1% for the
same period in 1997.   General and administrative costs are expected to
remain fairly stable with no material increases expected in any particular category.

    Public Reporting, Auditing and Legal Expenses. Public reporting, auditing and legal expense increased $27,995, or 22%, to $154,742 for the first six months of 1997, from $126,747 for the same period of 1996. Such increase is primarily due to increased legal expense and shareholder communication costs.


    Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased $382,811, or 27%, to $1,814,608 for the first six months of 1997, from $1,431,797 for the same period of 1996. The increase in depreciation, depletion and amortization as a percentage of revenues is primarily a result of the increase in prices realized per EBO, partially offset by an increase in the DD&A Rate to $4.48 in the six months ended June 30, 1997 from $3.87 in 1996. The increase in the DD&A Rate is attributable to increased exploration and drilling activities.

    Net Interest Expense. Interest expense decreased $220,885, or 37%, to $372,314 for the six months ended June 30, 1997, from $593,199 for the same period of 1996, due principally to the decrease in the Company's revolving line of credit, which resulted from the repayment of the loan with the proceeds of the December 1996 stock offering.

    Income Tax Expense. The Company had an effective tax rate of 33% for the six months ended June 30, 1997.

    Net Income and Operating Cash Flow. Net income increased $222,965, or 14%, to $1,797,572 for the six months ended June 30, 1997, compared to $1,574,607 for the six months ended June 30, 1996. Operating cash flow increased approximately $680,148, or 18%, to $4,497,552 for the six months ended June 30, 1997 compared to $3,817,404 for the six months ended June 30, 1996. The net income and operating cash flow increases are primarily due to the 17% increase in oil and gas revenues.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital decreased $192,620 as of June 30, 1997 compared to December 31, 1996. Current assets exceeded current liabilities by $158,897 at June 30, 1997 compared to $351,517 at December 31, 1996. Current assets decreased primarily due to a decrease of $1,088,367 in accounts receivable offset by an increase of $98,716 in prepaid expenses and a decrease in cash of $23,965. The decrease in cash was primarily due to the Company's investments in oil and gas drilling activities, payment of trade payables accrued as of December 31, 1996 and the Company's cash management system, whereby it maintains minimum cash balances with any excess cash applied against its bank line of credit. The Company continues to employ 3-D seismic technology in conjunction with its drilling activities, which are concentrated on certain gas prospects located in south Texas.

    The Company incurred net costs of $8,256,944 in its oil and gas property acquisition, development, and enhancement activities for the six months ended June 30, 1997. Such costs were financed by the utilization of the Company's cash position and funds provided from its line of credit.

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

    During 1996, the average sales price received by the Company for its oil was approximately $21.83 per barrel ("Bbl"), as compared to $17.26 in 1995, while the average sales prices for the Company's gas was approximately $2.55 per thousand cubic feet ("Mcf") in 1996, as compared to $1.50 per Mcf in 1995. At June 30, 1997, the average price received by the Company for its oil production was approximately $19.03 per Bbl, while the average price received by the Company, at that same date, for its gas production was approximately $2.02 per Mcf.


                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company's annual meeting of stockholders was held on May 14, 1997. At the meeting, the following persons were elected to serve as Directors of the Company for a term of one year expiring in 1998 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Danny H. Conklin, (3) Ernest R. Duke, (4) Myrle Greathouse,
(5) Larry C. Oldham and (6) Charles R. Pannill.

    Set forth below is a tabulation of votes with respect to each nominee for
Director:


      NAME                   VOTES CAST FOR      VOTES WITHHELD      BROKER NON-VOTE
Thomas R. Cambridge            14,918,067            38,719                 --
Danny H. Conklin               14,918,462            38,324                 --
Ernest R. Duke                 14,915,252            41,534                 --
Myrle Greathouse               14,914,067            42,719                 --
Larry C. Oldham                14,918,587            38,199                 --
Charles R. Pannill             14,913,772            43,014                 --


    In addition to electing Directors, the stockholders of the Company also voted upon and ratified the appointment of KPMG Peat Marwick LLP to serve as the Company's independent public accountants for 1997.

    Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of the Company's independent public accountants:


  VOTES CAST FOR      VOTES CAST AGAINST    ABSTENTIONS      BROKER NON-VOTE

    14,880,659            33,275               42,852               --


    The stockholders of the Company also voted upon a Nonemployee Directors Stock Option Plan. Set forth below is a tabulation of votes with respect to the proposal to approve and adopt the Non-employee Directors Stock Option Plan.


  VOTES CAST FOR      VOTES CAST AGAINST    ABSTENTIONS      BROKER NON-VOTE
    13,827,090           670,227              459,469               --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10. Parallel Petroleum Corporation Non-Employee Directors Stock Option Plan

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                PARALLEL PETROLEUM CORPORATION



Date: August 13, 1997                           /s/ THOMAS R. CAMBRIRDGE
                                                ------------------------------
                                                THOMAS R. CAMBRIDDGE
                                                CHIEF EXECUTIVE OFFICER


Date:  August 13, 1997                          /s/ LARRY C. OLDHAM
                                                ------------------------------
                                                LARRY C. OLDHAM,
                                                PRESIDENT AND
                                                PRINCIPAL FINANCIAL OFFICER

                               INDEX TO EXHIBITS

Exhibit
  No.                                           Description of Exhibit
------                                          --------------------------

*10                                             Parallel Petroleum Corporation
                                                Non-employee Directors
                                                Stock Option Plan

*27                                             Financial Data Schedule







-----------------------

* Filed herewith