Form 10-Q
period 1997-09-30
PARALLEL PETROLEUM CORP /DE/
filed 1997-11-14
CIK 750561

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                          ----------------------------
(Mark One)

/X/ 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended September 30, 1997  or

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

                      Yes  'X'                       No  ___

    The number of outstanding shares of the issuer's common stock, $.01 par value, was 17,824,358 shares as of October 1, 1997.

                               TABLE OF CONTENTS

                        PART I. - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

	Reference is made to the succeeding pages for the following financial statements:

        -  Balance Sheets as of December 31, 1996 and September 30, 1997

        - Statements of Operations for the three months ended September 30, 1996 and 1997 and nine months ended September 30, 1996 and 1997

        - Statements of Cash Flows for the nine months ended September 30, 1996 and 1997

        -  Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        /a/  Exhibits

             27.  Financial Data Schedule

	/b/  Reports on Form 8-K

             No reports were filed on Form 8-K during the quarterly period ended September 30, 1997.

                        PARALLEL PETROLEUM CORPORATION

                                 BALANCE SHEET

                                                                         September 30,
                                                        December 31,         1997
ASSETS                                                      1996          (Unaudited)
------                                                  ------------      -----------
Current assets:
   Cash and cash equivalents                             $    41,569      $    20,331
   Accounts receivable:
     Oil and gas                                           2,888,400        1,799,994
     Other, net of allowance for doubtful accounts
       of $28,130 in 1996 and 1997                           127,837          348,732
     Affiliate                                                24,991            4,992
                                                         -----------      -----------
                                                           3,041,228        2,153,718
Other assets                                                   7,540          123,168
                                                         -----------      -----------

     Total current assets                                  3,090,337        2,297,217
                                                         -----------      -----------

Property and equipment, at cost:
   Oil and gas properties, full cost method               47,130,874       55,019,184
   Other                                                     380,207          428,159
                                                         -----------      -----------
                                                          47,511,081       55,447,343
Less accumulated depreciation and depletion               12,576,560       15,162,849
                                                         -----------      -----------
     Net property and equipment                           34,934,521       40,284,494
                                                         -----------      -----------
Other assets, net of accumulated amortization of
   $33,263 in 1996 and $52,558 in 1997                        73,311           71,429
                                                         -----------      -----------
                                                         $38,098,169      $42,653,140
                                                         ===========      ===========

                                                                          September 30,
                                                        December 31,         1997
                                                            1996          (Unaudited)
                                                       --------------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities:
     Trade                                               $ 2,735,639      $ 2,239,769
     Affiliates                                                3,181            5,722
                                                         -----------      -----------
     Total current liabilities                             2,738,820        2,245,491
                                                         -----------      -----------
Long-term debt                                             8,521,391        8,302,610
Deferred income taxes                                      2,119,823        3,349,138

Stockholders' equity:
   Preferred stock - par value of $.10 per share,
     authorized 40,000,000 shares, none issued                    --               --
   Common stock - par value of $.01 per share,
     authorized 100,000,000 shares, issued and
     outstanding 17,406,358 in 1996 and 17,824,358
     in 1997                                                 174,063          178,242
   Additional paid-in surplus                             21,189,442       22,727,146
   Retained earnings                                       3,354,630        5,850,513
                                                         -----------      -----------
    Total stockholders' equity                            24,718,135       28,755,901

Contingencies
                                                          -----------     -----------
                                                          $38,098,169     $42,653,140
                                                          ===========     ===========



* The balance sheet as of December 31, 1996 has been derived from the Company's audited financial statements. The accompanying notes are an integral part of these financial statements.

                        PARALLEL PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                Three Months Ended September 30, 1996 and 1997
                Nine months Ended September 30, 1996 and 1997

                                  (Unaudited)

                                                 Three Months          Nine months
                                               1996       1997       1996      1997
                                           ---------- ---------- ---------- ----------
Oil and gas revenues                       $3,974,208 $2,878,040 $9,693,448 $9,573,421
                                           ---------- ---------- ---------- ----------

Cost and expenses:
  Lease Operating expense                     803,503    713,319  1,902,193  2,253,102
  General and administrative                   74,506     74,375    204,822    217,546
  Public reporting, auditing and legal         54,603     48,750    181,350    203,492
  Depreciation, depletion and amortization  1,186,728    793,416  2,618,525  2,608,024
                                           ---------- ---------- ---------- ----------
                                            2,119,340  1,629,860  4,906,890  5,282,164
                                           ---------- ---------- ---------- ----------
     Operating income                       1,854,868  1,248,180  4,786,558  4,291,257
                                           ---------- ---------- ---------- ----------
Other income (expense), net:
  Interest income                                 733      3,629      1,208      8,232
  Other income                                  9,764      8,031     57,250     24,996
  Interest expense                           (338,763)  (216,041)  (932,437)  (592,958)
  Other expense                                  (243)    (1,545)      (613)    (6,329)
                                           ---------- ---------- ---------- ----------

     Total other expense, net                (328,509)  (205,926)  (874,592)  (566,059)
                                           ---------- ---------- ---------- ----------
Income before income taxes                  1,526,359  1,042,254  3,911,966  3,725,198

Income tax expense - deferred                 519,068    343,943  1,330,068  1,229,315
                                           ---------- ---------- ---------- ----------
     Net income                             1,007,291    698,311  2,581,898  2,495,883
                                           ========== ========== ========== ==========

Net income per common share                $      .06 $      .04 $      .17 $      .14
                                           ========== ========== ========== ==========

Weighted average common share and common
  stock equivalents outstanding            15,695,106 18,367,957 15,579,175 18,480,817
                                           ========== ========== ========== ==========


The accompanying notes are an integral part of these financial statements

                        PARALLEL PETROLEUM CORPORATION

                           STATEMENTS OF CASH FLOWS

                 Nine months Ended September 30, 1996 and 1997

                                  (Unaudited)

                                                            1996         1997
                                                         -----------  -----------
Cash flows from operating activities:
   Net income                                             $2,581,898  $2,495,883
   Adjustments to reconcile net income to net cash
     provided (used in) by operating activities:
        Depreciation, depletion and amortization           2,618,525   2,608,024
        Deferred income taxes                             1,330,068   1,229,315
        (Increase) decrease in other, net                    (48,628)      1,882

   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable           (2,102,723)    887,510
     (Increase) decrease in prepaid expenses and other         4,763    (115,628)
     (Decrease) increase in accounts payable and accrued
        liabilities                                          161,900    (493,329)
                                                          ----------   ----------
     Net cash provided (used in) by operating activities   4,545,803    6,613,657
                                                          ----------   ----------
Cash flows from investing activities:
   Additions of property and equipment                    (9,855,055) (13,620,405)
   Proceeds from disposition of property and equipment       606,610    5,662,408
                                                          ----------   ----------
      Net cash used in investing activities               (9,248,445)  (7,957,997)
                                                          ----------   ----------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt           19,607,261   11,215,000
   Payment of long-term debt                             (15,068,621) (11,433,781)
   Proceeds from exercise of options and warrants             21,438       71,968
   Proceeds from common stock issuance - net                      --    1,469,915
                                                          ----------   ----------
      Net cash provided by financing activities            4,560,078    1,323,102
                                                          ----------   ----------

Net increase (decrease) in cash and cash equivalents        (142,564)     (21,238)
Beginning cash and cash equivalents                          558,748       41,569
                                                          ----------   ----------
Ending cash and cash equivalents                             416,184       20,331
                                                          ==========   ==========



* The accompanying notes are an integral part of these financial statements

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report and Form 10-K.

NOTE 2.  LONG TERM DEBT

    On July 1, 1996, the Company entered into a loan agreement with a bank to refinance the outstanding indebtedness with its former lender and to provide funds for working capital. The loan agreement provides for a revolving credit facility in the maximum amount of $30,000,000 with a current borrowing base of $17,000,000 reduced by a monthly commitment reduction of $282,250 until April 1, 1998. The borrowing base and the monthly commitment reduction are subject to redetermination every six months on April 1 and October 1 of each year, or at such other times as the bank elects. The loan agreement, which matures in July 2001, is secured by substantially all of the Company's oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

    The unpaid principal balance on the note bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate or (ii) the bank's Eurodollar rate plus a margin of 2.5%. On September 30, 1997, the interest rate in effect was the bank's base lending rate of 8.5%.

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

    The Company's quarterly production and results of operations have varied from quarter to quarter. Based on its scheduled drilling activities, the Company does not currently anticipate that its production volumes in the fourth quarter of 1997 will increase significantly compared to its production volumes in the prior year, prior quarters, and normal operating considerations and other factors could result in decreased production volumes in subsequent quarters.

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

                                        THREE MONTHS ENDED         THREE MONTHS ENDED
                                  -----------------------------   -----------------------
                                   3-31-97   6-30-97   9-30-97     9-30-96       9-30-97
                                  --------- --------- ---------   ---------     ---------
Production and Prices:
  Oil (Bbls)                        50,554    48,154    35,217      61,203        35,217
  Natural Gas (Mcf)                976,555   862,245   793,660   1,063,521       793,660
  Equivalent Barrels of Oil (EBO)  213,313   191,861   167,494     238,457       167,494

  Oil Price (per Bbl)               $21.01    $19.03    $21.57      $21.34        $21.57
  Gas Price (per Mcf)               $ 3.05    $ 2.02     $2.67       $2.51          2.67
  Price per EBO                     $18.94    $13.84    $17.18      $16.67        $17.18

Results of Operations per EBO

Oil and gas revenues                $18.94    $13.84    $17.18      $16.67        $17.18
Costs and expenses:
  Lease operating expense             4.19      3.37      4.26        3.37          4.26
  General and administrative           .39       .31       .44         .31           .44
  Public reporting, auditing
     and legal                         .27       .51       .29         .23           .29
  Depreciation and depletion          4.50      4.45      4.74        4.98          4.74
                                    ------    ------    ------      ------        ------
Total costs and expenses              9.35      8.64      9.73        8.89          9.73
                                    ------    ------    ------      ------        ------
Operating income                      9.59      5.20      7.45        7.78          7.45

Interest expense, net                  .77      1.08      1.27        1.42          1.27
Other expense (income)                (.03)     (.03)     (.04)       (.04)         (.04)
                                    ------    ------    ------      ------        ------
Pretax income                         8.85      4.15      6.22        6.40          6.22
Income tax expense                    2.92      1.37      2.05        2.18          2.05
                                    ------    ------    ------      ------        ------

Net income                            5.93      2.78      4.17        4.22          4.17
                                    ------    ------    ------      ------       -------
Cash flow before working
   capital adjustments              $13.35    $ 8.60    $10.96      $11.38        $10.96
                                    ======    ======    ======      ======        ======

                                                NINE MONTHS ENDED
                                       9-30-95      9-30-96      9-30-97
                                       -------      -------      -------
[S]                                    [C]          [C]          [C]
Production and Prices:
  Oil (Bbls)                           102,207      163,303      133,924
  Natural Gas (Mcf)                  1,137,857    2,672,242    2,632,460
  Equivalent Barrels of Oil (EBO)      291,850      608,677      572,667

  Oil Price (per Bbl)                   $17.17       $21.00       $20.45
  Gas Price (per Mcf)                    $1.46        $2.34        $2.60
  Price per EBO                         $11.72       $15.93       $16.72

                                                NINE MONTHS ENDED
                                       9-30-95      9-30-96      9-30-97
                                       -------      -------      -------
Results of Operations per EBO

Oil and gas revenues                    $11.72       $15.93       $16.72
Costs and expenses:
  Lease operating expense                 3.65         3.13         3.93
  General and administrative               .56          .34          .38
  Public reporting, auditing
    and legal                              .52          .30          .36
  Depreciation and depletion              3.75         4.30         4.55
                                        ------       ------       ------
Total costs and expenses                  8.48         8.07         9.22
                                        ------       ------       ------
Operating income                          3.24         7.86         7.50
                                        ------       ------       ------
Interest expense, net                     2.65         1.53         1.03
Other expense (income)                    (.12)        (.09)        (.03)
                                        ------       ------       ------
Pretax income                              .71         6.42         6.50
Income tax expense                         .24         2.18         2.15
                                        ------       ------       ------
Net income                                 .47         4.24         4.35
                                        ------       ------       ------
Net cash flow before working
    capital                             $ 4.46       $10.72       $11.05
                                        ======       ======       ======

The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on the Company's statements of operations.

                                THREE MONTHS ENDED           NINE MONTHS ENDED
                           ------------------------------   --------------------
                             3-31-97   6-30-97   9-30-97      9-30-96    9-30-97
                           ---------- --------- ---------    ---------  ---------
Oil and gas revenues          100.0%    100.0%    100.0%       100.0%     100.0%
Costs and expenses:
  Production costs             22.1      24.4      24.8         19.6       23.5
  General and administrative    2.1       2.2       2.6          2.1        2.2
  Public reporting, auditing
     and legal                  1.4       3.7       1.7          1.9        2.2
  Depreciation, depletion and
     amortization              23.8      32.1      27.6         27.0       27.2
                             ------    ------    ------       ------     ------
Total costs and expense        49.4      62.4      56.7         50.6       55.1
                             ------    ------    ------       ------     ------
Operating income               50.6      37.6      43.3         49.4       44.9
                             ------    ------    ------       ------     ------
Interest expense, net           4.1       7.8       7.4          9.6        6.2
Other expense (income)          (.2)      (.2)      (.3)         (.6)       (.2)
                             ------    ------    ------       ------     ------
Pretax income                  46.7      30.0      36.2         40.4       38.9
Income tax expense             15.4       9.9      11.9         13.7       12.8
                             ------    ------    ------       ------     ------
Net income                     31.3%     20.1%     24.3%        26.7%      26.1%
                             ======    ======    ======       ======     ======


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996:

    Oil and Gas Revenues. Oil and gas revenues decreased $1,096,168, or 28%, to $2,878,040 for the three months ended September 30, 1997, from $3,974,208 for the same period of 1996. The decrease was primarily the result of a 70,963 EBO, or 30%, decrease to 167,494 EBO in the Company's oil and gas production, offset by a slight increase of 3% in the average sales price per EBO from $16.67 in the three months ended September 30, 1996 to $17.18 for the same period of 1997. Of the $1,096,168 decrease in revenues, approximately 90% was attributable to decreased oil and gas production volume offset by approximately a 10% increase in average sales prices. Production volumes decreased 30% primarily due to normal decline associated with new wells drilled during the first nine months of 1996 and wells temporarily off production pending remedial work during the third quarter 1997. Also, as a result of severe weather in the first half of fiscal 1997 the Company's drilling activities were curtailed which resulted in very little new production volumes being added.

    Production Costs. Production costs decreased $90,184, or 11%, to $713,319 during the third three months of 1997, from $803,503 for the same period of 1996. The 30% decrease in production of 70,963 EBO was primarily
responsible for the increase in production costs per EBO.   Average
production costs per EBO increased $.89, or 26%, to $4.26 for the third three months in 1997 compared to $3.37 for the same period in 1996.

    General and Administrative Expenses. General and administrative expenses decreased slightly to $74,375 for the third three months of 1997, from $74,506 for the same period of 1996 primarily due to a decrease in general corporate expense. General and Administrative expenses were $.44 per EBO sold in the third three months of 1997 compared to $.31 per EBO sold in the third three months of 1996. General and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

    Public Reporting, Auditing and Legal Expenses. Public reporting, auditing and legal expense decreased $5,853, or 11%, to $48,750 for the third three months of 1997, from $54,603 for the same period of 1996. Such decrease is primarily due to decreased legal expense and shareholder communication costs.

    Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense decreased $393,312, or 33%, to $793,416 for the third three months of 1997, from $1,186,728 for the same period of 1996. The decrease in depreciation, depletion and amortization as a percentage of revenues is primarily a result of the slight increase in prices realized per EBO and the aforementioned 30% decrease in EBO's sold in 1997 compared to 1996.

    Net Interest Expense. Interest expense decreased $125,618, or 37%, to $212,412 for the three months ended September 30, 1997, from $338,030 for the same period of 1996, due principally to the decrease in the Company's revolving line of credit. Such decrease resulted from the repayment of the loan with the proceeds of the December 1996 stock offering and the Company's cash management system, whereby it maintains minimum cash balances with any excess cash applied against the line of credit.

    Income Tax Expense. The Company had an effective tax rate of 33% for the three months ended September 30, 1997.

    Net Income and Operating Cash Flow. Net income decreased $308,980, or 31%, to $698,311 for the three months ended September 30, 1997, compared to $1,007,291 for the three months ended September 30, 1996. Operating cash flow decreased $877,417, or 32%, to $1,835,670 for the three months ended September 30, 1997 compared to $2,713,087 for the three months ended September 30, 1996. The net income and operating cash flow decreases are primarily due to the 28% decrease in oil and gas revenues.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996:

    Oil and Gas Revenues. Oil and gas revenues decreased $120,027, or 1%, to $9,573,421 for the nine months ended September 30, 1997, from $9,693,448 for the same period of 1996. The decrease was primarily the result of 36,010 EBO, or 6%, decrease to 572,667 EBO in the Company's oil and gas production, and an increase of 5% in the average sales price per EBO from $15.93 in the nine months ended September 30, 1996 to $16.72 for the same period of 1997. Of the $120,027 decrease in revenues, approximately 55% was attributable to decreased oil and gas production volume offset by approximately

45% increase in average sales prices. Production volumes decreased 6% primarily due to normal decline associated with new wells drilled during the first nine months of 1996 and wells temporarily off production pending remedial work during the third quarter 1997. Also, as a result of severe weather in the first half of fiscal 1997 the Company's drilling activities were curtailed which resulted in very little new production volumes being added.

    Production Costs. Production costs increased $350,909, or 18%, to $2,253,102 for the first nine months of 1997, from $1,902,193 for the same period of 1996. The 6% decrease in production of 36,010 EBO was primarily responsible for the increase in production costs per EBO. The average production costs per EBO increased $.80, or 26%, to $3.93 for the first nine months in 1997 compared to $3.13 for the same period in 1996 as a result of increased day to day operating costs associated with production from the Company's Yegua/Frio wells.

    General and Administrative Expenses. General and administrative expenses increased $12,724, or 6%, to $217,546 for the first nine months of 1997, from $204,822 for the same period of 1996. As a result of the Company's low administrative cost structure and the decrease in revenues, the Company's general and administrative expenses as a percentage of revenues increased slightly from 2.1% for the nine months ended September 30, 1996 to 2.2% for
the same period in 1997.   General and administrative costs are expected to
remain fairly stable with no material increases expected in any particular category.

    Public Reporting, Auditing and Legal Expenses. Public reporting, auditing and legal expense increased $22,142, or 12%, to $203,492 for the first nine months of 1997, from $181,350 for the same period of 1996. Such increase is primarily due to increased legal expense, shareholder communication costs and the costs associated with one new employee.

    Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense decreased $10,501, or .4%, to $2,608,024 for the first nine months of 1997, from $2,618,525 for the same period of 1996. The slight increase in depreciation, depletion and amortization as a percentage of revenues is primarily a result of an increase in the DD&A Rate to $4.55 in the nine months ended September 30, 1997 from $4.30 in 1996.
The increase in the DD&A Rate is attributable to increased exploration and drilling activities.

    Net Interest Expense. Interest expense decreased $346,503, or 37%, to $584,726 for the nine months ended September 30, 1997, from $931,229 for the same period of 1996, due principally to the decrease in the Company's revolving line of credit. Such decrease resulted from the repayment of the loan with the proceeds of the December 1996 stock offering and the Company's cash management system, whereby it maintains minimum cash balances with any excess cash applied against the line of credit.

    Income Tax Expense. The Company had an effective tax rate of 33% for the nine months ended September 30, 1997.

    Net Income and Operating Cash Flow. Net income decreased $86,015, or 3%, to $2,495,883 for the nine months ended September 30, 1997, compared to $2,581,898 for the nine months ended September 30, 1996. Operating cash flow decreased approximately $197,269, or 3%, to $6,333,222 for the nine months ended September 30, 1997 compared to $6,530,491 for the nine months ended September 30, 1996. The net income and operating cash flow decreases are primarily due to the 18% increase in production costs offset by the 37% decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital decreased $299,791 as of September 30, 1997 compared to December 31, 1996. Current assets exceeded current liabilities by $51,726 at September 30, 1997 compared to $351,517 at December 31, 1996. Current assets decreased primarily due to a decrease of $887,510 in accounts receivable offset by an increase of $115,628 in prepaid expenses and a decrease in cash of $21,238 . The decrease in cash was primarily due to the Company's investments in oil and gas drilling activities, payment of trade payables and the Company's cash management system, whereby it maintains minimum cash balances with any excess cash applied against its bank line of credit. The Company continues to employ 3-D seismic technology in conjunction with its drilling activities, which are concentrated on certain gas prospects located onshore the Texas Gulf Coast.

    The Company incurred net property costs of $7,957,997 primarily for its oil and gas property acquisition, development, and enhancement activities for the nine months ended September 30, 1997. Such costs were financed by the utilization of the Company's cash provided by operations, proceeds from the sale of certain properties, net cash provided by its line of credit and proceeds from the issuance of common stock.

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

    During 1996, the average sales price received by the Company for its oil was approximately $21.83 per barrel ("Bbl"), as compared to $17.26 in 1995, while the average sales prices for the Company's gas was approximately $2.55 per thousand cubic feet ("Mcf") in 1996, as compared to $1.50 per Mcf in 1995. At September 30, 1997, the average price received by the Company for its oil production was approximately $20.45 per Bbl, while the average price received by the Company, at that same date, for its gas production was approximately $2.60 per Mcf.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              PARALLEL PETROLEUM CORPORATION



Date:  November 14, 1997                      /s/ THOMAS R. CAMBRIDGE
                                              ------------------------------
                                              THOMAS R. CAMBRIDGE
                                              CHIEF EXECUTIVE OFFICER


Date:  November 14, 1997                      /s/ LARRY C. OLDHAM
                                              ------------------------------
                                              LARRY C. OLDHAM,
                                              PRESIDENT AND
                                              PRINCIPAL FINANCIAL OFFICER

                               INDEX TO EXHIBITS

Exhibit
 No.                                          Description of Exhibit
------                                        --------------------------

*27                                           Financial Data Schedule




-----------------------

* Filed herewith