Form 10-K
period 1997-12-31
PARALLEL PETROLEUM CORP /DE/
filed 1998-03-23
CIK 750561

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10 - K

   [X]          Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee Required)

                  For the fiscal year ended December 31, 1997

   [  ]         Transition Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934  (No Fee Required)

               For the transition period from ______ to ______.

                      Commission File Number:  0 - 13305

                        PARALLEL PETROLEUM CORPORATION
               ----------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter)

                       Delaware                               75-191716
            -------------------------------                ---------------
            (State or Other Jurisdiction of                (I.R.S. Employer
            Incorporation or Organization)                Identification No.)

           110 North Marienfeld Street
         One Marienfeld Place, Suite 465
                   Midland, Texas                                79701
     ----------------------------------------                   -------
     (Address of Principal Executive Offices)                  (Zip Code)

         Registrant's telephone number, Including Area Code:  (915) 684-3727
                                                              ---------------
  Securities Registered Pursuant to Section 12(b) of the Exchange Act:   None

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

                              Yes   X         No
                             -----           -----
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 16, 1998 was approximately $86,167,000, based on the last sale price of the Company's Common Stock on the same date.

    At March 17, 1998 there were 18,120,608 shares of Common Stock outstanding.

                                   FORM 10-K

                        PARALLEL PETROLEUM CORPORATION

                               TABLE OF CONTENTS
                                  ----------

Item No.                                                        Page
--------                                                        ----
                                    PART I

Item  1.   Business. . . . . . . . . . . . . . . . . . . . . . .  3
Item  2.   Properties. . . . . . . . . . . . . . . . . . . . . . 16
Item  3.   Legal Proceedings . . . . . . . . . . . . . . . . . . 20
Item  4.   Submission of Matters to a Vote
            of Security Holders  . . . . . . . . . . . . . . . . 20


                                    PART II

Item  5.   Market for Registrant's Common Equity and
            Related Stockholder Matters  . . . . . . . . . . . . 21
Item  6.   Selected Financial Data . . . . . . . . . . . . . . . 22
Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . 23
Item  8.   Financial Statements and Supplementary Data . . . . . 31
Item  9.   Changes in and Disagreements with
            Accountants on Accounting and Financial Disclosure . 31


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant. . 32
Item 11.   Executive Compensation. . . . . . . . . . . . . . . . 35
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . 43
Item 13.   Certain Relationships and Related Transactions. . . . 45


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K  . . . . . . . . . . . . . . . . . . . . 46

    Certain statements contained in this Form 10-K Report are forward-looking statements, including statements with respect to the Company's oil and gas reserves, future net revenues, presentvalues of future net revenues, and budgeted or anticipated expenses. "Forward-looking statements" can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "continue," "present value," "future" or "reserves" or other variations thereof or comparable terminology. All of these statements involve assumptions of future events which may not prove to be accurate and risks and uncertainties. These risks and uncertainties include risks associated with the drilling of wells, competition, financing availability, fluctuations in prices of oil and gas, governmental regulation, and geological concentration of the Company's reserves. For these and other reasons, actual results may differ materially from those projected or implied.

                                    PART I


ITEM  1.   BUSINESS

General

    Parallel Petroleum Corporation (the "Company"), a Delaware corporation, is engaged in, and its only industry segment is, the exploration for and the acquisition, development and production of oil and natural gas. The Company's primary operations are carried out in the onshore gulf coast area of south Texas in Dewitt, Jackson, Lavaca, Victoria and Wharton Counties.
The Company also has operations in the Permian Basin of west Texas.

    During 1997, the Company participated in the drilling of 44 gross (15.3 net) exploratory wells, of which 26 gross (11 net) wells were productive and 18 gross (4.3 net) were dry holes.

    At December 31, 1997, the Company had net proved reserves of approximately
30.5 billion cubic feet ("Bcf") of natural gas and 1.89 million barrels ("Bbls") of oil. At December 31, 1997, the Company's future net revenues (before income taxes) were $76.9 million and the present value of its future net revenues (before income taxes) was $46.4 million. Approximately 73% of the Company's proved reserves are natural gas and approximately 60% are proved developed.

    The Company was originally incorporated under the laws of the State of Texas on November 26, 1979. On December 18, 1984, the Company was reincorporated in the State of Delaware.

    The executive offices of the Company are located at One Marienfeld Place, Suite 465, Midland, Texas 79701, and its telephone number at that address is
(915) 684-3727.

Strategy

    The Company's strategy is to increase reserves and production and improve its financial results by emphasizing the strategies set forth below.

    Continue Focus on Exploration Activities. The Company seeks to increase its reserves and production through targeted exploration. The Company primarily seeks exploration prospects which (i) have known geological and reservoir characteristics, (ii) are located near existing wells that can be correlated with seismic data for the prospect and (iii) could have a meaningful impact on the Company's reserves. The Company believes it can maximize the value of its properties by accelerating drilling activities. This provides an opportunity for the Company to replace reserves at a more rapid pace than existing reserves are produced; increased efficiency of field operations; and cost controls.

    Utilization of Advanced Technology. The Company uses economically available advanced technology in its exploration and development activities in order to reduce risks, lower costs and more efficiently produce oil and gas from its properties. The Company believes that the availability of cost effective 3-D seismic surveys makes its use in exploration and development activities attractive from a risk management perspective in certain areas and that 3-D seismic surveys provide the Company with substantially more accurate and comprehensive information for the evaluation of drilling prospects than does conventional 2-D seismic and traditional evaluation methods. The Company evaluates substantially all of its exploratory prospects using 3-D seismic surveys.

    In evaluating certain of its exploratory prospects, the Company also uses amplitude versus offset ("AVO") analysis. AVO analysis can show the high contrast between the sand and shales and provides for better interpretation of the reservoir sands to determine the presence of natural gas.

    The Company believes that its use of 3-D seismic and AVO analysis provides it with a competitive advantage over other companies that do not regularly use such technology by increasing the Company's likelihood of exploration success. Nevertheless, in evaluating exploratory prospects in areas in which the Company believes that using 3-D seismic is not advantageous, the Company uses traditional evaluation methods.

    Geophysical Operations. The Company seeks to serve as geophysical operator whenever possible. By serving as geophysical operator, the Company is able to control the design, acquisition, processing and interpretation of 3-D surveys. As geophysical operator the Company also determines drilling locations and depths.

    The Company retains experienced third-party consultants or participates with experienced joint working interest owners to acquire, process and interpret 3-D seismic surveys. When 3-D surveys are to be conducted, the Company prefers to serve as geophysical operator of such projects because of the Company's experience in using 3-D seismic technology in its primary areas of operation. The Company attempts to ensure the integrity of the 3-D seismic analysis in each of its projects by emphasizing quality control throughout the data acquisition, processing and interpretation phases. Whenever possible, the Company also attempts to correlate or "model" the interpretations of 3-D seismic surveys with wells previously drilled on or near the prospect being evaluated.

    Continue Emphasis on Cost Controls. Throughout its operations, the Company strives to maintain low general and administrative expenses. The geographic focus of the Company's operations allows it to manage a relatively large asset base with a small number of employees. The Company believes this base of operations enables the Company to add exploratory prospects and acquire producing properties at relatively low incremental overhead costs.

    The Company also pursues cost savings through the use of outside geological and geophysical consultants for its exploration and development efforts and uses contractors for much of its field operations.

    Positioning for Opportunity. Because of the intense competition among independent oil and gas producers such as the Company, the Company must be able to react quickly to exploration and acquisition opportunities that become available. The Company attempts to position itself for these opportunities by maintaining adequate capital resources for projects in the Company's areas of operations and by maintaining the technological capabilities to conduct a thorough evaluation of a particular project. The Company believes that, in certain circumstances, its small staff also gives it a competitive advantage in swiftly responding to acquisition opportunities.

    The Company continually screens, reviews and evaluates potential producing property acquisitions and undeveloped leases and prospects presented by independent landmen, geologists and engineers, as well as properties available for purchase from major oil companies and other independent oil and gas operators. If the review of a producing property or undeveloped lease or prospect indicates that it may have attractive geological characteristics favorable to 3-D seismic analysis, the Company then attempts to acquire a working interest in the property or an option to acquire a working interest. In the case of producing properties, the Company also seeks properties that are under-performing relative to their potential. To reduce the Company's financial exposure in any one prospect and to enable it to participate in an increased number of prospects, the Company typically enters into co-ownership arrangements with third parties under standard industry form operating agreements. Such arrangements are common in the industry and enable the Company to share the drilling and related costs and dry-hole risks with other participants which, in turn, also enables the Company to participate in the drilling of more wells. From time to time, the Company may sell prospects to third parties or farm-out prospects, retaining an interest in revenues from such prospects.

Exploration and Development Activities in 1997

    Gulf Coast Area of South Texas

    During 1997, the Company's principal exploration and development activities continued to be focused in the Yegua/Frio/Wilcox gas trend in the onshore gulf coast area of Dewitt, Jackson, Lavaca, Victoria and Wharton Counties in south Texas, the Company's primary area of activities since 1993. The Company participated in the drilling of a total of 44 wells in 1997, of which 29 were drilled in the gulf coast area of South Texas. Ten of the 29 wells were dry holes and 19 were producing at March 1, 1998. Of the 19 producing wells, 11 were drilled to the Frio formation at a depth of approximately 6,000 feet, 6 were drilled to the Yegua formation at a depth of approximately 10,000 feet and 2 were drilled to the Wilcox formation at depths of approximately 11,000 feet.

    At March 1, 1998, the Company owned interests in a total of 57 gross wells in this area of south Texas and, at that same date, such wells were producing, net to the Company's interests, approximately 8,000 Mcf of natural gas per day and approximately 260 barrels of oil and condensate per day.

    In connection with its operations in the Yegua/Frio/Wilcox gas trend in south Texas, the Company enters into exploration agreements with third party participants to explore for oil and gas. Under these exploration agreements, the Company participates in the acquisition and ownership of (i) 3-D seismic surveys, (ii) options to acquire gas and oil leasehold interests and
(iii) undivided working interests in gas and oil leases. Substantially all of the lands covered by the exploration agreements are subject to "area of mutual interest" or "AMI" provisions. Generally, an AMI is an agreed upon area of land, varying in areal extent, included and described in an oil and gas exploration agreement which participants agree will be subject to rights of first refusal as among themselves. If any participant acquires any minerals, royalty, overriding royalty, oil and gas leasehold estates or similar interests in the designated AMI, the participant would then be obligated to offer the other participants the opportunity to purchase their pro rata share of the interest so acquired on the same basis and cost as purchased by the acquiring participant. If the other participants, after a specific time period, elect not to acquire their pro-rata share, the acquiring participant is typically then free to retain or sell such interest for its own account.

    Although the Company participates in the acquisition and ownership of three-dimensional seismic survey data obtained from seismic operations conducted on large blocks of acreage, the Company's actual working interest ownership in such acreage is less than the total area surveyed.

    Permian Basin of West Texas

    Prior to the Company's entry into the gulf coast area of south Texas in 1993, the Company's principal activities were focused on acquisitions of producing properties in the Permian Basin of west Texas. The Company's acquisition activities resulted in the purchase of five producing properties located in Schleicher, Crockett, Pecos and Nolan Counties, Texas. In June, 1997, the Company sold all of its interest in the North Nena Lucia Unit, a producing oil property located in Nolan County, Texas, for approximately $3.65 million. The net proceeds from the sale were used to reduce the Company's outstanding bank debt under its revolving credit facility. The Company has continued to pursue enhancement, remedial and development drilling activities on these properties which, during 1997, included the drilling of four vertical and three horizontal wells. At December 31, 1997, the Company was operator of its Permian Basin properties.

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

Drilling and Acquisition Costs

    The following table reflects costs incurred by the Company in its gas and oil property acquisition, and exploration and development activities for each of the years in the five-year period ended December 31, 1997.


                                              Year Ended December 31,
                              --------------------------------------------------------
                                 1997        1996        1995        1994        1993
                               -------     -------     -------     -------     -------
                                                  (in thousands)

Transfer from undeveloped
leases held for sale          $   --      $    60      $    197    $    339    $   705

Proved property acquisition      918        3,839           372         238        546

Unproved property acquisition
costs                          7,710          369           841       2,542        720

Exploration                    9,604        8,669         1,519       3,400      2,225

Development                    4,877        3,963           889       1,226      1,173
                             -------      -------       -------     -------    -------
                             $23,109      $16,900       $ 3,818     $ 7,745    $ 5,369
                             =======      =======       =======     =======    =======

Industry Conditions

    Industry conditions have deteriorated during the latter part of 1997 and the first quarter of 1998 as a result of declining oil prices. Recently, there has been an excess supply of, and reduced demand for, crude oil worldwide. This excess supply has placed heavy pressures on oil prices in the United States as well as worldwide. The average per barrel oil prices received by the Company at December 31, 1995, 1996 and 1997 were $17.26, $21.83 and $19.88, respectively. At March 17, 1998, the posted price for the Company's oil was approximately $11.90 per barrel. At December 31, 1997, approximately 25% of the Company's daily oil and gas production was oil and 75% was natural gas. During the three years ended December 31, 1997, the average gas prices received by the Company have increased from $1.50 per Mcf in 1995 to $2.70 per Mcf in 1997. However, during the first quarter of 1998 average gas prices have declined to approximately $2.25 per Mcf, primarily as a result of seasonal weather conditions. There is substantial uncertainty regarding future oil and gas prices and, accordingly, there can be no assurance that prices will not further decline in the future.

Seasonal Nature of Business

    Weather conditions affect the demand for and prices of natural gas and can also delay drilling activities, disrupting the Company's overall business plans. Demand for natural gas is typically higher during winter months.

Risks of Company Operations

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

    The Company's operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, explosions, blowouts, fire, pipe and tubular failures, casing collapses, environmental pollution and personal injury. The Company maintains general liability insurance, and obtains insurance against blowouts on a well-by-well basis, but it has not obtained insurance against such operating hazards as pollution risks. If the Company sustains an uninsured loss or liability, its ability to operate may be materially adversely affected.

    The Company's oil and gas operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

Executive Officers of the Registrant

    At March 17, 1998, the executive officers of the Company were Thomas R. Cambridge and Larry C. Oldham.

    Mr. Cambridge, age 62, is the Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Cambridge is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such activities have been carried out through Cambridge Production, Inc., a Texas corporation. Mr. Cambridge has served as a Director of the Company since February, 1985; as President during the period from October, 1985 to October, 1994; and as Chairman of the Board of Directors and Chief Executive Officer since October , 1985. He received a Bachelors degree and a Masters of Science degree in Geology from the University of Nebraska in 1958 and 1960, respectively.

    Mr. Oldham, age 44, a founder of the Company, has served as an officer and Director of the Company since its formation in 1979. He served as Executive Vice-President of the Company until October, 1994 when he became President of the Company. Mr. Oldham received a Bachelor of Business Administration degree from West Texas State University in 1975. He is a member of the American Institute of Certified Public Accountants and a member of the Permian Basin Landman's Association.

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

Employees

    At March 17, 1998, the Company had seven full time employees.
Mr. Thomas R. Cambridge, the Chief Executive Officer and Chairman of the Board of Directors of the Company, serves the Company in the capacity of a consultant, and not as a full-time employee. The Company also retains, from time to time, independent land, geological, geophysical and engineering
consultants and expects to continue to do so in the future.   Additionally,
the Company retains seven contract pumpers on a month-to-month basis.
The Company considers its employee relations to be satisfactory.
None of the Company's employees are represented by a union and the Company has never experienced work stoppages or strikes as a result of labor disputes.

Wells Drilled

    The following table sets forth certain information concerning the number of gross and net wells drilled by the Company during the three years ended December 31, 1997.

                             Exploratory Wells (1)               Development Wells (2)
                         ------------------------------     ------------------------------
                           Productive          Dry          Productive            Dry
Year Ended               --------------    ------------   --------------     -------------
December 31,             Gross      Net    Gross    Net   Gross      Net     Gross     Net
------------             -----     ----    -----   ----   -----     ----     -----    ----

     1997                 19.0     4.45     17.0   4.08     7.0     6.54       1.0     .20
     1996                 20.0     5.20      9.0   2.38     3.0     1.40       1.0     .42
     1995                 19.0     2.71      7.0   1.19     2.0      .40         -       -

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

    At March 17, 1998, the Company was participating in the completion of 1 gross (.18 net) gas well in DeWitt County, Texas. At that same date, the Company was also participating in the drilling of 1 gross (.215 net) gas well in Jackson County, Texas, and in the completion of 2 gross (.35 net) wells in Jackson and Scurry Counties, Texas.

Volumes, Prices and Lifting Costs

    The following table sets forth certain information regarding volumes of the Company's net production of oil and gas, the average sales prices per Bbl of oil and Mcf of gas produced, and the average production (lifting) cost per equivalent barrel of oil ("EBO") for the three years ended December 31, 1997.


                                      Year Ended December 31,
                        ------------------------------------------------------
                            1997                1996                  1995
                        ------------        ------------          ------------

Net Production:
    Oil (Bbls)             175,246             221,499                132,579
    Gas (Mcf)            3,383,190           3,654,897              1,616,105
    EBO(1)                 739,111             830,649                401,929

Average Sales Price:
    Oil (per Bbl)       $    19.88          $    21.83             $    17.26
    Gas (per Mcf)       $     2.70          $     2.55             $     1.50
    EBO                 $    17.07          $    17.06             $    11.72

Average Production
    Cost per EBO        $     4.29          $     3.23             $     3.65

Operating Margin
    per EBO(2)         $     12.78          $    13.83             $     8.07

Depletion per EBO      $      5.29          $     4.47             $     3.97

-----------------------

(1) An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2) Operating margin is determined by deducting the average production cost per EBO from the average sales price per EBO.

    The Company's 1997 gas sales represented approximately 72% of the Company's combined gas and oil sales for the year ended December 31, 1997.

Markets and Customers

    Substantially all of the Company's oil and gas production is sold at the well site on an "as produced" basis. During the year ended December 31, 1997, Enron Oil Transportation & Trading Company and Cox & Perkins Exploration, Inc., purchasers of the Company's oil and gas, accounted for 12% and 53%, respectively, of the Company's operating revenues for such period. The
Company believes the loss of any one of such purchasers would not materially affect its ability to sell oil or gas, due to the availability of other purchasers in the Company's areas of operations.

    The nature of the Company's business is such that it does not maintain or require a "backlog" of products, customer orders or inventory.

Office Facilities

    The Company leases its corporate offices in Midland, Texas, which consist of approximately 4,675 square feet of office space, at a rental rate of $2,725 per month. The lease agreement expires by its own terms in June, 1999.

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

Regulation

    Oil and Gas

    The Company's operations are regulated by certain federal and state agencies. In particular, oil and gas production and related operations are or have been subject to price controls, taxes and other laws relating to the oil and gas industry. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business, financial condition or results of operations.

    The Company's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

    The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas.
Such states also have statues or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells.

    Sales of gas by the Company are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate and certain intrastate gas transportation rates and services condition, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636,636-A, and 636-B ("Order 636"), that have significantly altered the marketing and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally been supportive of the FERC's open-access policy. In 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636, et seq. Because further review of certain of these orders is still possible, and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesales of gas, and has substantially increased competition and volatility in gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance the Company's ability to market and transport its gas, although it may also subject the Company to greater competition.

    The sale of oil by the Company is not regulated and is made at market prices. The price the Company receives from the sale of oil is affected by the cost of transporting the product to market. Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for interstate common carrier oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil by interstate pipelines, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but, other factors being equal, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil.

    The Company is required to comply with various federal and state regulations regarding plugging and abandonment of oil and gas wells.

   Environmental

   Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, health and safety, affect the Company's operations and costs. These laws and regulations sometimes require governmental authorization before certain activities, limit or prohibit other activities because of protected areas or species, impose substantial liabilities for pollution related to Company operations or properties, and provide penalties for noncompliance. In particular, the Company's exploration and production operations, its activities in connection with storage and transportation of oil and other liquid hydrocarbons, and its use of facilities for treating, processing or otherwise handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations increases the Company's overall cost of business. While these regulations affect the Company's capital expenditures and earnings, the Company believes that such regulations do not affect its competitive position in the industry because its competitors are similarly affected by environmental regulatory programs. Environmental regulations have historically been subject to frequent change and, therefore, the Company is unable to predict the future costs or other future impacts of environmental regulations on its future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject the Company to substantial expense, including the cost to comply with applicable regulations that require a response to the discharge, such as containment or cleanup, claims by neighboring landowners or other third parties for personal injury, property damage or their response costs and claims by neighboring landowners or other third parties for personal injury, property damage or their response costs and penalties assessed, or other claims sought by regulatory agencies for response cost or for natural resource damages.

    The following are examples of some environmental laws that potentially impact the Company and its operations.

    Water. The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, or along shorelines. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Company. States in which the Company operates have also enacted similar laws. Regulations are currently being developed under the OPA and similar state laws that may also impose additional regulatory burdens on the Company.

    The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters, other oil and gas wastes, any form of pollutant, and, in some instances, storm water runoff, into waters of the United States. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also provide civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters. The cost of compliance with the OPA and the FWPCA have not historically been material to the Company's operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely effect the Company in the future. Although no assurances can be given, the Company believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Company's financial condition or results of operations.

    Air Emissions. Amendments to the Federal Clean Air Act enacted in late 1990 (the "1990 CAA Amendments") require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emissions control standards developed by the Environmental Protection Agency ("EPA") and state environmental agencies. Although no assurances can be given, the Company believes implementation of the 1990 CAA Amendments will not have a material adverse effect on the Company's financial condition or results of operations.

    Solid Waste. The Company generates non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and the states in which the Company operates are considering the adoption of stricter disposal standards for the type of non-hazardous wastes generated by the Company. RCRA also governs the generation, management, and disposal of hazardous wastes. At present, the Company is not required to comply with a substantial portion of the RCRA requirements because the Company's operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during operations, could in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Company.

    Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a "Hazardous substance" into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site.
CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may have managed substances that may fall within CERCLA's definition of a "hazardous substance". The Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where the Company disposed of or arranged for the disposal of these substances. This potential liability extends to properties that the Company owned or operated, as well as to properties owned and operated by others at which disposal of the Company's hazardous substances occurred.

    The Company may also fall into the category of the "current owner or operator". The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company believes it has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released by the Company on or under the properties owned or leased by the Company. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA, and analogous state laws, the Company could be subject to certain liabilities and obligations, such as being required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.


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

Producing Wells and Acreage

     The following table summarizes the gross and net producing oil and gas wells and the gross and net developed and undeveloped acreage in which the Company owned an interest at December 31, 1997. Acreage in which the Company's interest is limited to options to acquire leasehold interests, royalty or similar interests is not included in the following table.


                                       Producing Wells                        Acreage
                            -----------------------------------  -------------------------------------
                                  Oil                Gas            Developed          Undeveloped
                            ----------------   ---------------   -----------------   -----------------
                            Gross    Net (1)   Gross    Net (1)  Gross      Net (2)  Gross     Net (2)
                            -----    -------   -----    -------  -----      -------  -----     -------

New Mexico                    -          -        -          -        -         -    11,357       355
Texas                        70       59.4      112      42.40   42,281    26,588    91,922    22,948
Oklahoma                                          1        .25      320        80         -         -
                            ---      -----     ----      -----   ------    ------   -------    ------
  Total                      70       59.4      113      42.65   42,601    26,668   103,279    23,303
                            ===      =====     ====      =====   ======    ======   =======    ======

-----------------
(1) Net wells are computed by multiplying the number of gross wells by the Company's working interest in the gross wells.

(2) Net acres are computed by multiplying the number of gross acres by the Company's working interest in the gross acres.

    At December 31, 1997, in addition to the Company's interests in developed and undeveloped acreage, the Company also owned options to acquire interests in an additional 165,512 gross (52,774 net) acres in Texas.

    Generally, developed oil and gas leases remain in force by virtue of, and so long as, production from lands under lease is maintained. Undeveloped oil and gas leaseholds are generally for a specified term, such as five or ten years, with the payment of specified minimum delay rentals or extension by production.

    At December 31, 1997, the Company was serving as operator of 89 wells in which it owned interests. Approximately 64% of the discounted present value of the Company's gas and oil reserves at December 31, 1997 is attributable to wells operated by the Company. As operator, the Company supervises the drilling and completion of wells and production therefrom and the further development of surrounding properties. The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for the general and administrative expenses attendant to the operation of the wells.

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

Oil and Gas Reserves

    The oil and gas reserves of the Company have been estimated as of December 31, 1997 by Joe C. Neal and Associates, Midland, Texas. At December 31, 1997, the Company had estimated proved reserves of 30.5 Bcf of gas and
1.89 million Bbls of oil for a total of 6.98 million EBO.

    The following table sets forth certain information regarding the Company's proved reserves:


                                                       Proved        Proved
                                                      Developed    Undeveloped    Total
                                                      ---------    -----------   -------

Gas (Mcf). . . . . . .  . . . . . . . . . . . . . . .   20,327        10,221      30,548

Oil (Bbls) (000's) . . . .. . . . . . . . . . . . . .      838         1,056       1,894

Future Net Revenue (before income taxes) (000's). . . $ 49,486      $ 27,442    $ 76,928

Present Value of Future Net Revenues (before income
       taxes) (000's). . . . . . . . . . .. . . . . . $ 31,042      $ 15,378    $ 46,420


    Additional information concerning the Company's estimated proved gas and oil reserves at December 31, 1997 is included in Note 13 of the notes to financial statements contained herein under Item 8. - Financial Statements and Supplementary Data.

    Except for the decline in oil prices after December 31, 1997, no major discovery or other favorable or adverse event has occurred since January 1, 1998 which is believed to have caused a significant change in the estimated proved oil and gas reserves of the Company as reported at December 31, 1997.

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

    In general, the volume of production from natural gas and oil properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future natural gas and oil production is therefore highly dependent upon its level of success in acquiring or finding additional reserves.

    The Company has no reserves outside the United States.

    The Company's oil and gas reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

    Other than estimated reserve volumes filed by the Company with the U.S. Department of Energy, the Company's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.


ITEM 3.  LEGAL PROCEEDINGS

    Except for ordinary routine litigation incidental to the Company's business, the Company is not currently a party to any material pending litigation, nor is it aware of any threatened litigation. The Company has not been a party to any bankruptcy, receivership, reorganization, adjustment, or similar proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The registrant did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PLLL." The following table sets forth, on a per share basis for the periods indicated, the high and low closing sales prices for the Common Stock as reported by Nasdaq.

                                                   Price
                                            ---------------
                                             High      Low
                                            ------    -----
         1995

         First quarter                      $3.19     $2.00
         Second quarter                     $2.13     $1.38
         Third quarter                      $2.50     $1.69
         Fourth quarter                     $2.00     $1.44

         1996

         First quarter                      $2.75     $1.75
         Second quarter                     $4.00     $2.50
         Third quarter                      $5.56     $3.56
         Fourth quarter                     $5.50     $4.25

         1997

         First quarter                      $5.81     $4.31
         Second quarter                     $5.50     $3.88
         Third quarter                      $6.88     $4.38
         Fourth quarter                     $7.25     $5.25


    The last sale price of the Company's Common Stock on March 16, 1998 was $5.43 per share, as reported on the Nasdaq National Market.

    As of March 16, 1998, there were approximately 2,258 stockholders of record of the Company's Common Stock.

    The Company has not in the past paid, and does not intend to pay in the foreseeable future, cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for the future operation and development of its business. The Company's revolving credit facility contains provisions prohibiting the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for each of the years in the five-year period ended December 31, 1997. This data should be read in conjunction with the Company's Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below. The selected financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company:

                                                              Year Ended December 31,
                                   ------------------------------------------------------------------------
                                        1997           1996           1995           1994           1993
                                   ------------   ------------   -----------    -----------    ------------


Operating revenues                 $ 12,614,242   $ 14,167,470   $  4,713,748   $  4,692,706   $  3,466,003

Operating expenses                 $  7,968,146   $  6,945,168   $  3,518,163   $  3,339,478   $  2,522,002

Income before extraordinary item
    and cumulative effect of
    accounting change              $  2,743,930   $  4,330,654   $    137,080   $    444,360   $    376,547

Net income                         $  2,743,930   $  4,330,654   $    137,080   $    444,360   $    328,495(1)

Income before extraordinary  item
    and cumulative effect of
    accounting change per common
    share                         $         .15   $        .29   $        .01   $        .03   $        .03

Net income per common share       $         .15   $        .29   $        .01   $        .03   $        .03

Cash dividends - common stock     $           -   $          -   $          -   $          -   $          -

Weighted average common shares
    and common stock equivalents
    outstanding                      17,862,792     14,957,404     14,860,332     14,088,073     12,323,744

Present value of proved oil and
    gas reserves discounted at 10%
    (before estimated federal
    income taxes)                 $ 46,419,580    $ 67,015,980    $ 25,890,050  $ 20,462,420   $ 21,137,370

Working capital(2)                $ (2,162,139)   $    351,517    $    639,299  $   (233,460)  $   (355,029)

Total assets                      $ 49,855,532    $ 38,098,169    $ 23,914,698  $ 22,760,729   $ 16,180,298

Total liabilities                 $ 20,736,779    $ 13,380,034    $ 13,079,285  $ 13,431,823   $  7,463,224

Long-term debt, less current
    maturities                    $ 12,182,610    $  8,521,391    $ 11,674,625  $ 11,000,000   $  5,809,000

Total stockholders' equity        $ 29,118,753    $ 24,718,135    $ 10,835,413  $  9,328,906   $  8,717,074

-----------------------

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

(2) Under the Company's current cash management practices, available cash funds that are not required for operations are applied to the repayment of borrowings under the Company's revolving credit facility.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

    Since 1992, the Company's primary focus has been exploratory drilling through the use of 3-D seismic technology. The Company's long-term business strategy is to increase the Company's reserve base by utilizing 3-D seismic technology.

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

    As part of this business strategy, the Company has acquired producing oil and gas properties in the Permian Basin of west Texas and has discovered oil and gas reserves through the use of 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas. Capital utilized to acquire such reserves has been provided primarily by secured bank financing, sales of the Company's equity securities and cash flow from operations.

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

    The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all c osts incurred in connection with the acquisition of oil and gas properties and with the exploration for and development of oil and gas reserves.
Normal dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recognized. Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. Such costs capitalized in 1997, 1996 and 1995 totaled approximately $462,000, $587,000, and $512,000 respectively. Depletion of such costs is provided using the unit-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. Depletion per equivalent unit of production (EBO) was $5.29, $4.47, and $3.97 for 1997, 1996 and 1995, respectively. Costs from unproved properties are excluded from depletion until evaluated. In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and lower of cost or estimated fair value of unproved properties, net of tax considerations.

Results of Operations

    The Company's business activities are characterized by frequent, and sometimes significant, changes in reserve base, sources of production, product mix (gas versus oil volumes) and prices received by the Company for its gas and oil. Consequently, year to year or other periodic comparisons of the Company's results of operations can be difficult and may not fully and accurately describe the Company's condition. The following table sets forth selected operating data for the three years ended December 31, 1997:

                                                     Year Ended December 31,
                                             ---------------------------------------
                                                1997            1996         1995
                                             ---------       ---------    ---------

Production and Prices:
  Oil (Bbls)                                  175,246         221,499      132,579
  Natural gas (Mcf)                         3,383,190       3,654,897    1,616,105

  Oil price (per Bbl)                       $   19.88       $   21.83    $   17.26
  Gas price (per Mcf)                       $    2.70       $    2.55    $    1.50
  Ratio of oil to gas price                    7.36/1          8.56/1      11.51/1
  Equivalent barrels of oil (EBO)(1)          739,111         830,649      401,929

  Increase (decrease) in production
    volumes over prior year                     (11%)            107%           5%

Results of Operations per EBO:
  Oil and gas revenues                      $   17.07       $   17.06    $   11.72
  Costs and expenses:
    Production costs                             4.29            3.23         3.65
    General and administrative expense           1.13             .63         1.08
    Depreciation, depletion and amortization     5.36            4.50         4.02
                                            ---------       ---------    ---------
         Total Costs and Expenses               10.78            8.36         8.75
                                            ---------       ---------    ---------
    Operating income                             6.29            8.70         2.97

    Interest expense, net                        1.09            1.50         2.58
    Other expense (income)                       (.03)           (.08)        (.12)
                                            ---------       ---------    ---------
         Pretax income per EBO              $    5.23       $    7.28    $     .51
                                            =========       =========    =========

___________________
(1) An EBO (equivalent barrel of oil) means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

     The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on the Company's statements of operations.


                                                 Year Ended December 31,
                                           ----------------------------------
                                            1997         1996           1995
                                           ------       ------         ------
Oil and gas revenues                       100.0%       100.0%         100.0%
Costs and expenses:
  Production costs                          25.1         19.0           31.1
  General and administrative expense         6.6          3.7            9.2
  Depreciation, depletion and amortization  31.4         26.4           34.3
                                           -----        -----          -----
     Total costs and expenses               63.1         49.1           74.6
                                           -----        -----          -----
Operating Income                            36.9         50.9           25.4
Interest expense, net                        6.4          8.2            2.0
Other expense (income)                       (.2)         (.5)           (.9)
                                           -----        -----          -----
Pretax income                               30.7         42.7            4.3
Income tax expense                           8.9         12.1            1.4
                                           -----        -----          -----
Net income                                  21.8%        30.6%           2.9%


Years Ended December 31, 1997 and December 31, 1996

    Oil and Gas Revenues. Oil and gas revenues decreased $1.6 million, or 11% to $12.6 million for the twelve months ended December 31, 1997, from $14.2 million for the same period of 1996. The decrease was primarily the result of a 92,000 EBO, or 11% decrease to 739,000 EBO in the Company's oil and gas production in the twelve months ended December 31, 1997, compared to 831,000 EBO for the same period of 1996. The $1.6 million decrease in revenues was attributable to decreased oil and gas production volumes from the Company's Yegua/Frio/Wilcox gas trend properties which were drilled, completed and began production during 1996. Drilling activity in 1997 was delayed because of inclement weather which affected new production volumes.

    Production Costs. Production costs increased $485,000 or 18%, to $3.2 million for the twelve months ended December 31, 1997, from $2.7 million for the same period of 1996. The decrease in production of 92,000 EBO and an overall increase in direct field operating expenses was responsible for the increase in production costs. Production costs as a percentage of revenues increased primarily because of the 11% decrease in oil and gas production volumes. Additionally, average production costs per EBO increased 33% to

$4.29 for the twelve months ended December 31, 1997 compared to $3.23 in the same period of 1996 as a result of decreased production volumes from the Company's Yegua/Frio wells drilled in 1996. At December 31, 1997, substantially all of the Company's oil wells employed artificial lift (pumping) and have higher associated production costs than its gas wells, which flow. As a result of its drilling efforts in the Yegua/Frio/Wilcox gas trend during 1997 and 1996, the Company's production has become more weighted toward gas production.

    General and Administrative Expenses. General and administrative expenses increased $317,000 or 61% to $838,000 for the year ended December 31, 1997, from $521,000 for the same period of 1996. The increase was primarily due to the Company capitalizing less of its general and administrative expenses, increased public reporting costs and adding one additional employee. The Company's general and administrative expenses as a percentage of revenues was 6.6% for the year ended December 31, 1997 and 3.7% for the same period in 1996.

    Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") expense increased $221,000, or 6% to $4.0 million in the year ended December 31, 1997, from $3.7 million for the same period of 1996. The increase in DD&A expense as a percentage of revenues is primarily a result of the 11% decrease in production volumes and an increase in the DD&A rate to $5.36 in the year ended December 31, 1997 from $4.50 in 1996.
The increase in the DD&A rate is attributable to increased exploration and drilling activities associated with a 1% decrease in the Company's reserve base in 1997 to 6.98 million EBO compared to 7.06 million EBO in 1996. The reserve base decreased due to the following items: production of 739,000 EBO, reserve additions of 3.5 million EBO, sale of reserves of 924,000 EBO and a downward revision of 1.9 million EBO. Revisions were due to property performance and oil and gas prices which were approximately 30% lower as of December 31, 1997 compared to December 31, 1996. DD&A expenses increased 19% per EBO, reflecting the Company's increased DD&A rate.

    Net Interest Expense. Interest expense decreased $433,000 or 35%, to $804,000 for the year ended December 31, 1997, from $1.2 million for the same period of 1996, due principally to the decrease in average borrowings from the Company's revolving line of credit facility. Such decrease resulted from applying the proceeds received from the December, 1996 stock offering toward the Company's revolving line of credit balance and the Company's cash management system, whereby it maintains minimum cash balances with any excess cash applied against the line of credit.

    Income Tax Expense. The effective tax rates were 29% and 28% for the years ended December 31, 1997 and 1996, respectively.

    Net Income and Operating Cash Flow. Net income decreased $1.6 million, or 37%, to $2.7 million for the year ended December 31, 1997, compared to $4.3 million for the year ended December 31, 1996. Operating cash flow decreased approximately $2.0 million, or 20%, to $7.8 million for the year ended December 31, 1997 compared to $9.8 million for the year ended December 31, 1996. The net income and operating cash flow decreases were primarily due to the 11% decrease in oil and gas revenues, the 18% increase in lease operating expenses, the 61% increase in general and administrative expenses, offset by the 35% decrease in interest expense.

Years Ended December 31, 1996 and December 31, 1995

     Oil and Gas Revenues. Oil and gas revenues increased $9.5 million, or 201% to $14.2 million for the twelve months ended December 31, 1996, from $4.7 million for the same period of 1995. The increase was primarily the result of a 429,000 EBO, or 107% increase to 831,000 EBO in the Company's oil and gas production, and an increase of 45% in the average sales price per EBO from $11.72 in the twelve months ended December 31, 1995 to $17.06 for the same period of 1996. Of the $9.5 million increase in revenues, $7.3 million was attributable to increased oil and gas production volumes and $2.2 million was attributable to the increase in average sales prices, primarily gas prices. Of the increase in revenues, approximately $7.0 million, or 75%, was due to production from the Yegua/Frio gas trend properties which were drilled, completed and began production during 1996.

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

     Depreciation, Depletion and Amortization Expense. DD&A expense increased $2.1 million, or 131% to $3.7 million in the year ended December 31, 1996, from $1.6 million for the same period of 1995. The decrease in DD&A as a percentage of revenues is primarily a result of the increase in prices realized per EBO, partially offset by an increase in the DD&A rate to $4.50 in the year ended December 31, 1996 from $4.02 in 1995. The increase in the DD&A rate is attributable to increased exploration and drilling activities. During 1996, the Company added 1.24 million EBO to its reserve base, net of 831,000 EBO of production, an increase of 21% to its net reserves. DD&A expenses increased 12% per EBO, reflecting the Company's success in drilling activities.

     Net Interest Expense. Interest expense increased $200,000 or 20%, to $1.2 million for the year ended December 31, 1996, from $1.0 million for the same period of 1995, due principally to increased borrowings under the Company's revolving loan agreement, offset partially by a decrease in interest rates.

       29>

     Income Tax Expense. The effective tax rates were 28% and 34% for the years ended December 31, 1996 and 1995, respectively.

     Net Income and Operating Cash Flow. Net income increased $4.2 million, or 3059%, to $4.3 million for the year ended December 31, 1996, compared to $137,000 for the year ended December 31, 1995. Operating cash flow increased approximately $8.0 million, or 437%, to $9.8 million for the year ended December 31, 1996 compared to $1.8 million for the year ended December 31, 1995. The net income and operating cash flow increases are primarily due to a 201% increase in oil and gas revenues and, due to the Company's low administrative cost structure, costs not increasing in proportion to the increase in revenues.

Liquidity and Capital Resources

    Working capital decreased $2.5 million as of December 31, 1997 compared to December 31, 1996. Current liabilities exceeded current assets by $2.2 million at December 31, 1997, compared to current assets exceeding current liabilities by $352,000 at December 31, 1996. Current assets increased primarily due to an increase of $555,000 in cash, offset by a decrease in accounts receivable of $467,000. Current liabilities increased due to an increase in accounts payables of $2.6 million, resulting from the Company's increased drilling and seismic activities in the fourth quarter of 1997.

    The Company and its bank lender are parties to a loan agreement which provides for a $30 million revolving credit facility. Loans are made to the Company under the revolving credit facility pursuant to a promissory note maturing July 1, 2001. The note is secured by substantially all of the Company's oil and gas properties and bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate or (ii) the bank's Eurodollar rate plus a margin of 2.5%. On December 31, 1997, the interest rate in effect was the bank's base lending rate of 8.5%. Commitment fees of .25% per annum on the difference between the borrowing base and the average daily amount outstanding are due quarterly. Under terms of the facility, the principal amount outstanding at any one time may never exceed the "borrowing base" established by the bank which, at December 31, 1997, was $17 million. The borrowing base reduces automatically each month at a rate of $283,333 (the "monthly reduction amount") per month until April 1, 1998. The borrowing base and the monthly reduction amount are redetermined by the bank on or about April 1 and October 1 of each year or at such other times as the bank may elect. At December 31, 1997, the principal amount outstanding under the revolving credit facility was $12.2 million.

    The Company intends to borrow, repay and reborrow under the revolving credit facility from time-to-time as necessary, subject to borrowing base limitations, to fund 3-D seismic surveys, lease option exercises and drilling activities on its properties in the Yegua/Frio/Wilcox gas trend, developmental drilling on the Company's Permian Basin properties, other drilling expenditures and acquisition opportunities and for general corporate purposes.

    The loan agreement contains various restrictive covenants and compliance requirements, including (i) the maintenance of certain financial ratios, (ii) limitations on additional indebtedness, and (iii) prohibiting the payment of dividends.

    On December 18, 1996, the Company consummated the sale of 2,500,000 shares of its Common Stock at a price of $4.25 per share. Proceeds received, net of related expenses, were approximately $9,421,000. In connection with the Common Stock offering, the underwriters were granted an over-allotment option to purchase an additional 375,000 shares of Common Stock. In January 1997, the over-allotment option was exercised and an additional 375,000 shares of Common Stock were sold at a price of $4.25 per share. Proceeds received by the Company, net of related expenses, were approximately $1,470,000. The net proceeds from the sale of the 2,875,000 shares of Common Stock were used to reduce the indebtedness outstanding under the Company's revolving credit facility.

    In August, 1997, and after drilling one marginal infill well in March, 1997, the Company sold its interest in the North Nena Lucia Unit, located in Nolan County, Texas, for approximately $3.65 million. However, the Company retained all "deep" rights, being approximately 7,400 feet below the surfac The proceeds from the sale of the property were used to reduce the outstanding indebtedness under the Company's revolving credit facility.

    The Company incurred costs of $23.1 million in its oil and gas property acquisition and development activities for the year ended December 31, 1997. Such costs were financed by the utilization of working capital in addition to the sale of selected properties for $7.6 million, net cash provided by operating activities of $8.2 million and net cash provided by financing activities of $5.3 million, which was attributable to a net increase in bank borrowings in the amount of $3.7 million and net proceeds of approximately $1.6 million from the issuance of 708,000 shares of common stock.

    The oil and gas industry is capital intensive. The Company makes, and will continue to make, substantial capital expenditures for the exploration, acquisition and development of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, proceeds from bank borrowings, and sales of equity securities. The Company's cash flow from operations and the continued availability of credit to it are subject to a number of variables, including the Company's proved reserves and proved developed reserves, the level of oil and gas the Company is able to produce from existing wells, the prices at which oil and gas are sold and the Company's ability to acquire, locate and produce new reserves, each of which can materially affect the borrowing base availability under the Company's revolving credit facility, its only credit facility. The Company may from time to time seek additional financing, either in the form of increased bank borrowings, sales of the Company's securities or other forms of financing. Except for the Company's revolving credit facility, the Company has no agreements for any such financing and there can be no assurance as to the availability or terms of any such financing.

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

    During 1997, the average sales price received by the Company for its oil was approximately $19.88 per Bbl, as compared to $21.83 in 1996, while the average sales price for the Company's gas was approximately $2.70 per Mcf in 1997, as compared to $2.55 per Mcf in 1996. At March 17, 1998, the price received by the Company for its oil production was approximately $11.90 per Bbl, while the price received by the Company, at that same date, for its gas production was approximately $2.25 per Mcf.

Information Systems for the Year 2000

     The Company will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could significantly affect the Company's ability to manage and report operating activities. Currently, the Company plans to purchase software modifications from third parties in order to correct any existing deficiencies. The total cost will be approximately $10,000 and the information systems are anticipated to be updated by the end of 1998. Year 2000 issues as they relate to field operation programs, suppliers and contractors remain to be evaluated by the Company. However, based on current available information, the Company does not anticipate that the costs associated with any necessary modifications will be material to the Company's operations or financial condition.

Inflation

    Inflation has not had a significant impact on the Company's comparative results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements and supplementary financial data, which begin on page F-1, are included elsewhere herein.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Directors and executive officers of the Company at March 17, 1998 are as follows:

                                  Director
     Name               Age        Since         Position with Company
    ------             -----     ---------       ---------------------

Thomas R. Cambridge      62        1985          Chairman of the Board of Directors
                                                 and Chief Executive Officer

Larry C. Oldham          44        1979          President, Treasurer and Director

Danny H. Conklin(1)      63        1985          Director

Ernest R. Duke(1)        70        1980          Director

Myrle Greathouse(2)      75        1993          Director

Charles R. Pannill(2)    72        1982          Director

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

    Mr. Duke is a consultant to M I Drilling Fluids, LLC and the president and majority shareholder of Mustang Mud, Inc., a privately held oil field service company. He received a Bachelor of Science degree in Geology from Southern Methodist University in 1950.

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

Key Employees

    In addition to the services provided by Messrs. Cambridge and Oldham, the Company also relies extensively on the key employees identified below.

    Eric A. Bayley, Manager of Engineering, has been a full-time employee of the Company since October, 1993. From December, 1990 to October, 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to the Company. Mr. Bayley graduated from Texas A&M University in 1978 with a B.S. degree in Petroleum Engineering, and in 1984, Mr. Bayley graduated from the University of Texas of the Permian Basin with a Master's of Business Administration degree.

    Rebecca A. Burrell, Manager of Accounting, has been a full-time employee of the Company since January, 1985. Mrs. Burrell graduated from Jacksonville College in 1974 with a degree in accounting and has worked in oil and gas accounting since 1978.

    John S. Rutherford, Manager of Land/Administration, has been employed by the Company since October, 1993. From May, 1991 to October, 1993, Mr. Rutherford served as a consultant to the Company, devoting substantially all of his time to the Company's business. Mr. Rutherford graduated from Oral Roberts University in 1982 with a degree in Education and in 1986, he graduated from Baylor University with a Master's degree in Business Administration. From April, 1988 to April, 1991, Mr. Rutherford was a
Vice President in the energy lending division of Texas Commerce Bank, National Association, Midland, Texas.

    Rhonda L. Wright, Manager of Investor Relations, has been a full-time employee of the Company since August, 1997. From October 1991 to July 1997, Ms. Wright served as President of Corporate Perspective, Inc., an independent firm providing investor relations and corporate communication consulting services to publicly owned companies. From January 1986 to September 1991, Ms. Wright was Director of Investor Relations at Edisto Resources Corporation, Dallas, Texas.

Consulting Arrangements

    The Company continually attempts to maintain and control its general and administrative expenses within parameters the Company believes to be compatible with the size of the Company, its level of activities and projected future activities, but without impairing the quality of services and organizational structure necessary for the efficient administration of the Company's business. In furtherance of its overall business strategy, outside advisors and consultants are retained by the Company to provide technical and administrative services and support in the operation of the Company's business. From time to time, the Company grants to its consultants overriding royalty interests, working interests, and options to acquire working interests in wells in which the Company also owns an interest. The Company believes these types of compensation arrangements enable it to attract, retain and provide additional incentives to qualified and experienced consultants.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires, among other things, that the Company's Directors and officers file with the Securities and Exchange Commission, at specified times, reports of beneficial ownership and changes in beneficial ownership of the Company's Common Stock and other equity securities. To the Company's knowledge, all Section 16(a) filing requirements have been complied with during the year ended December 31, 1997, except that one transaction involving the purchase by Mr. Duke's wife of a total of 4,000 shares of the Company's Common Stock was reported thirteen days late.

ITEM 11.      EXECUTIVE COMPENSATION

Summary of Annual Compensation

    The Summary Compensation Table below sets forth for each of the three fiscal years ended December 31, 1997, a summary of the types and amounts of compensation paid to the executive officers of the Company.

                                   Summary Compensation Table

                                                                        Long-Term Compensation
                                                                        ----------------------
                                  Annual Compensation                 Awards              Payouts
                               ---------------------------     -------------------------  -------
                                                   Other
                                                   Annual      Restricted     Securities
                                                   Compen-       Stock        Underlying    LTIP         All Other
Name and Principal    Year      Salary     Bonus   sation        Awards        Options/   Payouts       Compensation
   Position                      ($)        ($)     ($)           ($)          SARs(#)      ($)              ($)
------------------    ----    ---------    ------  ---------   -----------     ----------  -------       ------------
 T.R. Cambridge,       1997   $  70,686    $1,000  $     825             0       100,000         0                 0
    Chief Executive
    Officer and        1996   $  66,402    $2,945  $     825             0             0         0                 0
    Chairman of
    the Board of       1995   $  62,475    $3,560  $     900             0             0         0                 0
    Directors


 L.C. Oldham,          1997   $ 104,297    $1,000  $  16,620(1)          0       100,000         0            $6,695(2)
    President,
    Treasurer          1996   $  98,766    $4,346  $  11,290(1)          0             0         0            $2,963(2)
    and Director
                       1995   $  92,181    $5,015  $  11,521(1)          0             0         0            $2,765(2)


-------------------
(1) Such amount includes insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $11,532 for 1997; $10,417 for 1996; and $9,171 for 1995.

(2) For 1995 and 1996, such amounts represent contributions made by the Company to Mr. Oldham's individual retirement account maintained under the Company's 408(k) simplified employee pension plan/individual retirement account ("SEP Account"). For 1997, such amount includes $3,129 contributed by the Company to Mr. Oldham's SEP Account and the reimbursement to Mr. Oldham of $3,566 for income tax preparation and planning.

Stock Options

    The Company has in the past utilized stock options as part of its overall compensation of Directors, officers and employees. Narrative descriptions of the Company's stock option plans and outstanding stock options are set forth under the caption "Stock Option Plans" below.

    The table below sets forth certain information with respect to stock options granted to the named executive officers during the fiscal year ended December 31, 1997.


                      Option/Sar Grants in Last Fiscal Year

                                 Individual Grants
                                                                               Potential Realizable
                      Number of      Percent of                                  Value at Assumed
                      Securities   Total Options                               Annual Rates of Stock
                      Underlying     Granted to      Exercise or               Price Appreciation for
                        Options       Employees      Base Price    Expiration     Option Term (1)
    Name             Granted (#)     Fiscal Year       ($/Sh)         Date       5%($)       10%($)
----------------     -----------   --------------    -----------   ----------  --------     --------
T. R. Cambridge      100,000 (2)       66.67%           $4.09       5-17-07    $257,670     $650,310

L.C. Oldham          100,000 (3)       66.67%           $4.82       2-10-07    $303,660     $766,380



(1) These amounts are calculated based on the indicated annual rates of appreciation and annual compounding from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There is no assurance that the amounts reflected in this table will be achieved.

(2) A nonqualified stock option to purchase 100,000 shares of Common Stock was granted to Mr. Cambridge on May 17, 1997 pursuant to the Company's Non-employee Directors' Stock Option Plan. Such option is exercisable in two equal annual installments, commencing May 17, 1998.

(3) On February 10, 1997 an incentive stock option to purchase 100,000 shares of the Company's Common Stock was granted to Mr. Oldham pursuant to the Company's 1992 Stock Option Plan. Such option is exercisable in five equal annual installments, commencing February 10, 1998.

    The following table sets forth certain information with respect to stock option exercises during the fiscal year ended December 31, 1997 by the executive officers of the Company and the value of each such executive officer's unexercised stock options at December 31, 1997.


                  Aggregated Option/SAR Exercises in
       Last Fiscal Year and Fiscal Year - End Option/SAR Values


                                                                                      Value of
                                                Number of Securities                Unexercised
                                               Underlying Unexercised            in-the-Money Options
                     Shares        Value     Options at Fiscal Year-End (#)    at Fiscal Year-End ($)(1)
                  Acquired on     Realized   ------------------------------  ----------------------------
    Name           Exercise       ($)  (2)    Exercisable    Unexercisable   Exercisable    Unexercisable
--------------    -----------   -----------   -----------    -------------   -----------    -------------

T.R. Cambridge             0              0      250,000         100,000     $ 1,197,750    $    266,000

L. C. Oldham         290,000    $ 1,858,900      347,000         100,000     $ 1,752,590    $    266,000

_______________
(1) Value of in-the-money options is equal to the fair market value of a share of Common Stock at fiscal year-end ($6.75 per share), based on the last sale price of the Company's Common Stock, less the exercise price.

(2) The value realized is equal to the fair market value of a share of Common Stock on the date of exercise ($6.75 per share), based on the last sale price of the Company's Common Stock, less the exercise price.

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

    The Company's 1992 Stock Option Plan provides for the granting of a one-time option to purchase 25,000 shares of the Company's Common Stock to each individual who was a non-employee director of the Company on March 1, 1992 and to each individual who becomes a non-employee director following March 1, 1992. No options were granted in 1997 pursuant to this arrangement.

    Directors who are not employees of the Company are eligible to participate in the Non-Employee Directors Stock Option Plan. See "Stock Option Plans". On May 17, 1997, each of Messrs. Conklin, Duke, Greathouse and Pannill were granted an option to purchase 35,000 shares of Common Stock and Mr. Cambridge was granted an option to purchase 100,000 shares of Common Stock. All of the options were granted with an exercise price of $4.09 per share, the fair market value of the Company's Common Stock on the date of grant. The options are exercisable with respect to one-half of the shares on May 17, 1998, and one-half on May 17, 1999. The options expire ten years from the date of grant.

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

    Non-Employee Directors Stock Option Plan. The Parallel Petroleum Corporation Non-Employee Directors Stock Option Plan (the "Directors Plan") was approved by the stockholders of the Company at the annual meeting of stockholders held on May 14, 1997. The Plan provides for granting to Directors who are not employees of the Company options to purchase up to an aggregate of 500,000 shares of Common Stock of the Company. Options granted under the Directors Plan will not be incentive stock options within the meaning of the Code.

    The Directors Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has sole authority to select the Non-Employee Directors who are to be granted options; to establish the number of shares which may be issued to Non-Employee Directors under each option; and to prescribe such terms and conditions, as the Committee shall prescribe from time to time in accordance with the Plan. Under provisions of the Directors Plan, the option exercise price must be the fair market value of the stock subject to the option on the date the option is granted.
Options are not transferable other than by will or the laws of descent and distribution and are not exercisable after ten years from the date of grant.

    The purchase price of shares as to which an option is exercised must be paid in full at the time of exercise (i) in cash, (ii) by delivering to the Company shares of stock having a fair market value equal to the purchase price, or (iii) a combination of cash or stock, as established by the Compensation Committee.

    The Board may terminate the Directors Plan at any time in its discretion with respect to any shares for which options have not theretofore been granted. The Board also has the right to alter or amend the Directors Plan or any part thereof from time to time, provided, that no change in any option theretofore granted may be made which would impair the rights of the optionee without the consent of such optionee.

    Other Option Grants. In addition to the stock options granted pursuant to the Company's stock option plans, the Company has, on two occasions, granted stock options to Mr. Cambridge pursuant to the general corporate powers of the Company, rather than pursuant to such plans. Upon recommendation of the Company's Compensation Committee, the Board of Directors of the Company granted a non-qualified stock option to Mr.
Cambridge to purchase 150,000 shares of Common Stock at an exercise price of $.64 per share, the fair market value of the Common Stock on December 11, 1991, the date of grant. On October 18, 1993, and upon further recommendation of the Company's Compensation Committee, the Board of Directors granted a non-qualified stock option to Mr. Cambridge to purchase 100,000 shares of Common Stock at an exercise price of $3.9375 per share, the fair market value of the Common Stock on the date of grant. Neither option is transferable other than by will or the laws of descent and distribution and both options terminate ten years from the date of grant.

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

    The Company presently makes matching contributions to employee accounts in an amount equal to the contribution made by each employee, not to exceed, however, 3% of each such employee's salary during any calendar year. During the fiscal year ended December 31, 1997, the Company contributed an aggregate of $14,265 to the accounts of seven employee participants, of which $3,129 was allocated to the account of Mr. Oldham, the President and a Director of the Company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

    The following table sets forth certain information as of March 17, 1998 with respect to the beneficial ownership of Common Stock by (i) each person known to the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each executive officer of the Company, (iii) each Director of the Company, and (iv) all executive officers and Directors of the Company as a group:

                                                                  Percent
Name and Address                 Amount and Nature of                of
of Beneficial Owner              Beneficial Ownership (1)        Class (2)
-------------------              -------------------------       ---------
Thomas R. Cambridge                      917,045 (3)                4.98%
  216 Texas Commerce Bank Building
  Amarillo, Texas  79109

Danny H. Conklin                          143,124 (4)                  *
  730 First National Place I
  Amarillo, Texas  79101

Ernest R. Duke                            252,473 (5)               1.39%
  408 West Wall Street
  Midland, Texas  79701

Myrle Greathouse                          997,988 (6)               5.49%
  401 Cypress, Suite 519
  Abilene, Texas  79601

Larry C. Oldham                            677,090 (7)              3.66%
  One Marienfeld Place, Suite 465
  Midland, Texas  79701

Charles R. Pannill                           97,995 (8)                *
  3416 Acorn Run
  Fort Worth, Texas  76019

Wes-Tex Drilling Company                    932,488 (9)             5.15%
  519 First National Bank Building West
  Abilene, Texas 79601

All Executive Officers and Directors      3,085,715 (10)           16.30%
          as a Group (6 persons)

__________________
*   Less than one percent.

(1) Unless otherwise indicated, all shares of Common Stock are held directly with sole voting nd investment powers.

(2) Securities not outstanding, but included in the beneficial ownership of each such person are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) Includes 300,000 shares of Common Stock underlying presently exercisable stock options.

(4) Includes 42,500 shares of Common Stock underlying presently exercisable stock options.

(5) Includes 17,500 shares of Common Stock underlying a presently exercisable stock option. Also included are 74,395 shares held by Duke and Cain Partnership, a general partnership in which Mr. Duke is a partner, and 20,000 shares held in the name of Mr. Duke's wife. Mr. Duke has shared voting and investment powers with respect to such shares.

(6) Includes 932,488 shares of Common Stock held directly by Wes-Tex Drilling Company ("Wes-Tex"), a corporation. Mr. Greathouse is the chairman of the board of directors and sole shareholder of Wes-Tex and, accordingly, has shared voting and investment powers with respect to such shares.
    Also included are 42,500 shares of Common Stock underlying presently exercisable stock options, and 1,000 shares held by a twenty-two member investment club, of which Mr. Greathouse is a member, and as to which Mr. Greathouse has shared voting and investment powers. See note 9 below.

(7) Includes 367,000 shares of Common Stock underlying presently exercisable stock options.

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

(10) Includes 812,000 shares of Common Stock underlying presently exercisable stock options.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    From time to time, Wes-Tex Drilling Company ("Wes-Tex"), a corporation, acquires undivided interests in oil and gas leasehold acreage from the Company and participates with the Company and other interest owners in the drilling and development of such acreage. Myrle Greathouse, a director and the sole shareholder of Wes-Tex, has served as a Director of the Company since December, 1993. Wes-Tex participates in such operations under standard form operating agreements on the same or similar terms afforded by the Company to nonaffiliated third parties. The Company invoices all working interest owners, including Wes-Tex, on a monthly basis, without interest, for their pro rata share of lease acquisition, drilling and operating expenses. During the year ended December 31, 1997, the Company billed Wes-Tex the aggregate amount of approximately $27,000 for Wes-Tex's proportionate share of lease operating expenses incurred on properties operated by the Company. The largest amount owed to the Company by Wes-Tex at any one time during the year ended December 31, 1997 for its share of lease operating expenses was approximately $9,000, and at December 31, 1997 Wes-Tex owed the Company approximately $9,000 for such expenses. During the fiscal year ended
December 31, 1997, the Company disbursed approximately $75,000 to Wes-Tex in payment of revenues attributable to Wes-Tex's pro rata share of the proceeds from sales of gas and oil produced from properties in which Wes-Tex and the Company owned interests.

    During the year ended December 31, 1997, Cambridge Production, Inc. ("CPI"), a corporation owned by Mr. Cambridge, served as operator of 18 wells on oil and gas leases in which the Company owned an interest. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing of production, employment of field personnel, maintenance of production and other records, determining the location and timing of drilling of wells, gas contract administration, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 1997, CPI billed the Company approximately $498,000, which included $73,000 for the Company's pro rata share of lease operating expenses and $425,000 for the Company's pro rata share of drilling and workover expenses. Of the total amount billed to the Company, approximately $476,000 was paid by the Company to CPI during 1997.
The largest amount owed by the Company to CPI at any one time during 1997 was approximately $45,000. At December 31, 1997, CPI owed the Company approximately $15,000. CPI's billings to the Company are made monthly on the same basis as made to all other working interest owners in the wells. The Company's pro rata share of oil and gas sales during 1997 from the wells operated by CPI was approximately $211,000.

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

  (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended December 31, 1997.

  (c)    Exhibits:

         Exhibit
           No.                            Description of Exhibit
        ---------                         -----------------------

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

                   Executive Compensation Plans and Arrangements (Exhibit No.'s
                   10.1 through 10.6):

         10.1 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments
                   No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.)

         10.2      1992 Stock Option Plan  (Incorporated by reference to Exhibit
                   28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.)

         10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)

         10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.)

         10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.)

        *10.6      Non-Employee Directors Stock Option Plan.

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

                                  PARALLEL PETROLEUM CORPORATION


March 19, 1998                    By:  /s/ Thomas R. Cambridge
                                       -----------------------
                                       Thomas R. Cambridge, Chief Executive
                                       Officer and Chairman of the Board of
                                       Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas R. Cambridge   Chief Executive Officer and Chairman    March 19, 1998
    -------------------   of the Board of Directors (Principal
                          Executive Officer)


/s/ Larry C. Oldham       President and Treasurer                 March 19, 1998
    ------------------    (Principal Financial Officer)
    Larry C. Oldham


/s/ Danny H. Conklin      Director                                March 19, 1998
    ------------------
    Danny H. Conklin


/s/ Ernest R. Duke        Director                                March 19, 1998
    ------------------
    Ernest R. Duke


/s/ Myrle Greathouse      Director                                March 19, 1998
    ------------------
    Myrle Greathouse


/s/ Charles R. Pannill    Director                                March 19, 1998
    ------------------
    Charles R. Pannill

                        PARALLEL PETROLEUM CORPORATION

                      Index to the Financial Statements



                                                                   Page

Independent Auditors' Report                                        F-2

Financial Statements:

        Balance Sheets at December 31, 1997 and 1996                F-3

	Statements of Income for the years ended
                December 31, 1997, 1996 and 1995                    F-4

	Statements of Stockholders' Equity for the
                years ended December 31, 1997, 1996 and 1995        F-5

	Statements of Cash Flows for the years ended
                December 31, 1997, 1996 and 1995                    F-6

        Notes to Financial Statements                               F-7




All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Parallel Petroleum Corporation:


We have audited the financial statements of Parallel Petroleum Corporation (the "Company") as listed in the accompanying index. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                      KPMG PEAT MARWICK LLP


Midland, Texas
February 3, 1998

                        PARALLEL PETROLEUM CORPORATION

                                Balance Sheets

                         December 31, 1997 and 1996

Assets                                             1997                1996
------                                             ----                ----
Current assets:
  Cash and cash equivalents                     $    597,149            41,569
  Accounts receivable:
        Oil and gas                                1,649,350         2,888,400
        Others, net of allowance for doubtful
          accounts of $28,130 in 1997 and 1996       915,358           127,837
        Affiliate                                      9,506            24,991
                                                ------------       -----------
                                                   2,574,214         3,041,228
Other assets                                          37,183             7,540
                                                ------------       -----------
         Total current assets                      3,208,546         3,090,337

Property and equipment, at cost:
  Oil and gas properties, full cost method
       (Note 11)                                  62,659,570        47,130,874
  Other                                              433,922           380,207
                                                ------------       -----------
                                                  63,093,492        47,511,081
Less accumulated depreciation and depletion      (16,514,102)      (12,576,560)
                                                ------------       -----------

         Net property and equipment               46,579,390        34,934,521
                                                ------------       -----------

Other assets, net of accumulated amortization
   of $59,085 in 1997 and $33,263 in 1996             67,596            73,311
                                                 -----------       -----------
                                                $ 49,855,532        38,098,169
                                                 ===========       ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities:
      Trade                                     $  5,313,439         2,723,574
      Affiliate                                       14,660             3,181
Income taxes payable                                  42,586            12,065
                                                 -----------       -----------
         Total current liabilities                 5,370,685         2,738,820

Long-term debt (Note 3)                           12,182,610         8,521,391
Deferred income taxes (Note 5)                     3,183,484         2,119,823

Stockholders' equity:
   Preferred stock - par value of $.10 per share,
      authorized 40,000,000 shares, none issued            -                -
   Common stock - par value of $.01 per share,
      authorized 100,000,000 shares,
      issued and outstanding 18,114,358
      in 1997 and 17,406,358 in 1996                 181,144           174,063
   Additional paid-in surplus                     22,839,049        21,189,442
   Retained earnings                               6,098,560         3,354,630
                                                 -----------       -----------

         Total stockholders' equity               29,118,753        24,718,135

Contingencies
                                                 -----------       -----------
                                                $ 49,855,532        38,098,169
                                                 ===========       ===========

See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                             Statements of Income

                Years ended December 31, 1997, 1996 and 1995

                                      1997         1996          1995
                                      ----         ----          ----
Oil and gas revenues            $ 12,614,242    14,167,470    4,713,748

   Lease operating expense         3,171,234     2,685,662    1,467,893
   General and administrative        837,635       520,784      432,341
   Depreciation, depletion and
      amortization                 3,959,277     3,738,722    1,617,929
                                 -----------   -----------  -----------
       Total costs and expenses    7,968,146     6,945,168    3,518,163
                                 -----------   -----------  -----------
       Operating income            4,646,096     7,222,302    1,195,585
                                 -----------   -----------  -----------
Other income (expense), net:
   Interest income                     8,984         8,165          316
   Other income                       33,512        65,757       51,313
   Interest expense                 (813,372)   (1,245,891)  (1,035,093)
   Other expense                      (8,840)       (1,566)      (7,537)
                                 -----------   -----------  -----------
       Total other expense, net     (779,716)   (1,173,535)    (991,001)
                                 -----------   -----------  -----------
Income before income taxes         3,866,380     6,048,767      204,584

Income tax expense                 1,122,450     1,718,113       67,504
                                 -----------   -----------  -----------
       Net income               $  2,743,930     4,330,654      137,080
                                 ===========   ===========  ===========
Net income per common share:

   Basic                             $   .15           .29          .01
                                      ======          ====         ====
   Diluted                           $   .15           .28          .01
                                      ======          ====         ====

Weighted average shares
  outstanding                    17,862,792     14,957,404   14,860,332
                                 ==========     ==========   ==========


See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                       Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995


                            Common stock             Additional    Retained        Total
                             Number of                 Paid-in     earnings    stockholders'
                              shares       Amount      surplus     (deficit)      equity
                            ------------  --------    ---------    ---------   -------------
Balance,
   January 1, 1995           14,174,888  $  141,749  10,300,261   (1,113,104)    9,328,906

   Issuance of stock, net       644,220       6,441   1,314,679            -     1,321,120

   Options exercised             35,000         350      35,700            -        36,050

   Tax benefits related to
     options                          -           -      12,257            -        12,257

Net income                            -           -           -      137,080       137,080
                             ----------  ----------  ----------   ----------   -----------
Balance,
   December 31, 1995         14,854,108     148,540  11,662,897     (976,024)   10,835,413

   Issuance of stock, net     2,500,000      25,000   9,395,630            -     9,420,630

   Options exercised             12,250         123      21,315            -        21,438

   Warrants exercised            40,000         400     109,600            -       110,000

   Net income                         -           -           -    4,330,654     4,330,654

Balance,
   December 31, 1996         17,406,358     174,063  21,189,442    3,354,630    24,718,135

   Options exercised            708,000       7,081   1,633,404            -     1,640,485

   Tax benefits related to
      options                         -           -      16,203            -        16,203

   Net income                         -           -           -    2,743,930     2,743,930

Balance,                     ----------- ----------  ----------   ----------   -----------
   December 31, 1997          18,114,358 $  181,144  22,839,049    6,098,560    29,118,753
                             =========== ==========  ==========   ==========   ===========


See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                           Statements of Cash Flows

              Years ended December 31, 1997, 1996 and 1995

                                                        1997          1996            1995
                                                        ----          ----            ----
Cash flows from operating activities:
   Net income                                        $ 2,743,930    4,330,654        137,080
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization      3,959,277    3,738,722      1,617,929
         Deferred income taxes                         1,079,864    1,706,048         67,504
   Other, net                                              5,715      (32,317)         8,058
   Changes in assets and liabilities:
      Decrease (increase) in trade receivables           467,014   (2,274,978)       (51,015)
      Decrease (increase) in prepaid expenses and
         other                                           (29,643)       8,753         (3,712)
      Increase (decrease) in accounts payable and
         accrued liabilities                             (67,078)     217,801       (281,439)
      Income tax payable                                  30,521       12,065              -
                                                     -----------   ----------     -----------
          Net cash provided by
             operating activities                      8,189,600    7,706,748       1,494,405
                                                     -----------   ----------     -----------
Cash flows from investing activities:
   Additions to property and equipment               (20,516,544) (15,271,761)     (4,517,692)
   Proceeds from disposition of property and
      equipment                                        7,580,820      649,000         596,733
   Acquisition of undeveloped leases held for sale             -            -        (523,573)
   Proceeds from disposition of undeveloped leases
      held for sale                                            -            -         730,500
                                                     -----------   ----------     -----------
         Net cash used in
            investing activities                     (12,935,724) (14,622,761)     (3,714,032)
                                                     -----------   ----------     -----------
Cash flows from financing activities:
   Borrowings from bank line of credit                16,330,000   22,387,102       2,285,000
   Payments on bank line of credit                   (12,668,781) (25,540,336)     (1,610,375)
   Proceeds from exercise of options and warrants      1,640,485      131,438          36,050
   Stock offering costs                                        -   (1,205,620)       (141,785)
   Proceeds from common stock issuance                         -   10,626,250       1,611,020
                                                     -----------   ----------     -----------
          Net cash provided by
            financing activities                       5,301,704    6,398,834       2,179,910
                                                     -----------   ----------     -----------
          Net increase (decrease) in cash
            and cash equivalents                         555,580     (517,179)        (39,717)

Beginning cash and cash equivalents                       41,569      558,748         598,465
                                                     -----------   ----------     -----------
Ending cash and cash equivalents                    $    597,149       41,569         558,748
                                                     ===========   ==========     ===========

See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                         Notes to Financial Statements


(1) Summary of Significant Accounting Policies
    ------------------------------------------
    Nature of Operations
    --------------------
    Parallel Petroleum Corporation (the "Company"), a Delaware corporation, is primarily engaged in, and its only industry segment is, the acquisition of, and the exploration for, development, production and sale of, crude oil and natural gas. The Company's business activities are carried out primarily in Texas. The Company's activities in Texas are focused in the onshore Gulf Coast area of Jackson, Wharton, Lavaca, Dewitt and Victoria Counties, Texas, and in the Permian Basin of West Texas.

    Concentration of Credit Risk
    ----------------------------
    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated working interest owners and crude oil and natural gas purchasers.

    Property and Equipment
    ----------------------
    The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized, with no gain or loss recognized.

    Depletion is provided using the unit-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

    In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

    Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

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

    Environmental
    -------------
    The Company is subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable.

    Revenue Recognition
    -------------------
    The Company uses the sales method of accounting for crude oil revenues.
      To the extent that crude oil is produced but not sold, the oil in tanks is not recorded as inventory on the financial statements. The oil in tanks at December 31, 1997, 1996 and 1995 was not material.

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

    Net Income Per Share
    --------------------
    In 1997, the Financial Accounting Standards Board issued Statement of
      Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the previously reported fully diluted earnings per share and reflects the assumed conversion of all potentially dilutive securities. In accordance with the provisions of FAS 128, the Company adopted FAS 128 in its year ended December 31, 1997 financial statements and all prior period EPS information has been restated.

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

    Reclassification
    ----------------
    Certain reclassifications have been made to the 1996 amounts to conform to the 1997 presentation.

(2)  Fair Value of Financial Instruments
     -----------------------------------
    The carrying amount of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

    The carrying amount of long-term debt approximates fair value because the Company's current borrowing rate does not differ from the existing rate on the Company's long-term debt balance.

(3) Long-Term Debt
    --------------
    Long-term debt consists of the following at December 31:

                                                             1997          1996
                                                             ----          ----
    Note payable to bank, at bank's base lending
       rate (8.5% at December 31, 1997) (a)             $ 12,182,610    8,521,391

    Less:  current maturities                                      -            -
                                                        ------------    ---------
                                                        $ 12,182,610    8,521,391
                                                        ============    =========

_________________
    (a) The note payable is classified as long-term due to a maturity date of July 1, 2001.

    At December 31, 1997, the Company is party to a revolving line of credit note with a bank. The note provides for a revolving credit facility of $30,000,000 with a current borrowing base of $17,000,000 reduced by a monthly commitment reduction of $283,333 until April 1, 1998. The note matures July 1, 2001. The borrowing base and monthly commitment reduction are subject to redetermination every six months on April 1 and October 1 of each year, or at such other times as the bank elects. The latest redetermination date was on October 1, 1997. The note is secured by substantially all of the Company's oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

    The unpaid principal balance on the note bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate or
      (ii) the bank's Eurodollar rate plus a margin of 2.5%. On December 31, 1997, the interest rate in effect was the bank's base lending rate of 8.5%.

    The new loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) no payment of dividends.

(4) Stock Options and Warrants
    --------------------------
    At the election of the board of directors, the Company awards both incentive stock options and nonqualified stock options to selected key employees and officers. The options are awarded at an exercise price based on the closing price of the Company's common stock on the date of grant, a two-year and four-year vesting schedule and a ten-year exercise period. As of December 31, 1997, options expire beginning in the year-ended December 31, 2000 through 2007. Exercise of the nonqualified stock options resulted in a deferred tax effect of $16,203, $0 and $12,257 for the years ended December 31, 1997, 1996 and 1995, respectively.

    The Company applies APB 25 and related Interpretations in accounting for its stock option awards. No compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31:

                                            1997         1996         1995
                                            ----         ----         ----

    Net income                           $ 2,464,487   $ 4,295,248  $ 127,873
    Basic net income per share                 $ .14         $ .29      $ .01
    Diluted net income per share               $ .13         $ .27      $ .01

     The pro forma net income and pro forma net income per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. The pro forma amounts for 1996 and 1995 reflect the initial phase-in of FAS 123 and as a result do not reflect any compensation expense for options granted prior to 1995. Pro forma adjustments in future years will include compensation expense associated with the options granted beginning in 1995 plus compensation expense associated with any options awarded in subsequent years. As a result, such proforma compensation expense is likely to be higher than the levels experienced in 1996 and 1995.

    Under FAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:


                                         1997           1996            1995
                                         ----           ----            ----
    Risk-free interest rate              6.41        	6.15           	6.06
    Expected life                     7 years        7 years         7 years
    Expected volatility                   .55            .64             .64


    A summary of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:


                               For the year ended       For the year ended       For the year ended
                               December 31, 1997        December 31, 1996        December 31, 1995
                             ----------------------   ----------------------   ----------------------
                                           Weighted                 Weighted                 Weighted
                                 Number    Average      Number      Average      Number      Average
                               of Shares    Price      of Shares     Price     of Shares      Price
                               ---------   -------     ---------    --------   ---------     --------

Stock options:
   Outstanding at beginning
   of year                    1,207,250    $ 1.82      1,134,500     $ 1.55    1,239,500      $ 1.76
   Options granted              485,000      4.41         85,000       5.40       70,000        1.75
   Options exercised           (323,000)      .44        (12,250)      1.75      (35,000)       1.03
   Options canceled              (5,000)     4.53              -          -     (140,000)       3.67
                             ----------    ------     ----------     ------   ----------      ------
Outstanding at end of year    1,364,250    $ 3.06      1,207,250     $ 1.82    1,134,500      $ 1.55
                             ==========    ======     ==========     ======   ==========      ======
Exercisable at end of year      775,500    $ 2.08        987,250     $ 1.35      909,500      $ 1.14
                             ==========    ======     ==========     ======   ==========      ======
Weighted average fair value
  of options granted during
  the year                       $ 2.80                   $ 3.70                  $ 1.20
                                 ======                   ======                  ======


    The following table summarizes information about the Company's stock options outstanding at December 31, 1997:


                              Options Outstanding                            Options Exercisable
                  ------------------------------------------------   ----------------------------------
                     Number         Weighted Average  Weighted             Number          Weighted
  Range of        Outstanding at       Remaining      Average          Exercisable at      Average
Exercise Prices  December 31, 1997  Contratual Life  Exercise Price   December 31 1997   Exercise Price
--------------   -----------------  ---------------  --------------   ----------------   --------------

 $.64 - .69            350,000          5 years           $  .65            350,000            $  .65
$1.03 - 1.75           134,250          6 years           $ 1.23             99,250            $ 1.05
$3.19 - 5.50           880,000          8 years           $ 4.29            326,250            $ 3.93
                     ---------                                              -------
                     1,364,250                                              775,500
                     =========                                              =======

    Stock Warrants

   In connection with the common stock offering in December 1996 (See Note 9), an underwriter received a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $5.10 per share.

   In connection with a private placement offering in November 1994 (See Note
     9), a broker-dealer responsible for introducing the Company to the Company's principal placement agent received a five-year warrant to purchase 64,415 shares of common stock at a price of $2.75 per share. During 1997 and 1996, 40,000 and 10,000 shares, respectively, were purchased in connection with the five-year warrant.

    The Company has outstanding at December 31, 1997 and 1996, 300,000 warrants. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants were issued as part of the Company's initial public offering in 1980 and are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions and in the event of liquidation, dissolution, or winding up of the Company, the holders are not entitled to participate in the assets of the Company.

(5) Income Taxes

    Federal income tax expense differs from the amount computed at the Federal statutory rate as follows:


                                                    Year ended
                                                    December 31,
                                          ----------------------------------
                                           1997          1996          1995
                                          ------        ------        ------

Income tax expense at statutory rate    $ 1,314,570    2,056,581      69,559
Statutory depletion                        (241,274)    (358,854)     (8,494)
Nondeductible expenses and other             49,154       20,386       6,439
                                        -----------   ----------     -------
Income tax expense                      $ 1,122,450    1,718,113      67,504
                                        ===========   =========      =======

    Income tax expense is deferred, with the exception of $64,986 and $22,065 in 1997 and 1996, respectively, related to alternative minimum tax ("AMT").

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                 1997          1996
                                                 ----          ----
       Noncurrent
       ----------
Deferred income tax assets:
  Net operating loss carryforwards          $ 2,124,284      3,085,699
  Statutory depletion carryforwards             787,217        545,462
                                            -----------    -----------
     Total noncurrent deferred
       income tax assets                      2,911,501      3,631,161
                                            -----------    -----------
Deferred income tax liabilities:
  Property and equipment, principally due
    to differences in basis, expensing of
    intangible drilling costs for tax
    purposes and depletion                   6,094,985       5,750,984
                                           -----------     -----------

        Total deferred income tax
          liabilities                        6,094,985       5,750,984
                                           -----------     -----------

        Net noncurrent deferred
          income tax liability            $  3,183,484       2,119,823
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

    As of December 31, 1997, the Company had investment tax credit and net operating loss carryforwards for regular tax purposes available to reduce future taxable income and tax liability, respectively. These carryforwards expire as follows:


                                                         Alternative
                                                         minimum tax
                     Net operating     Investment       net operating
                         loss          tax credit            loss
                         ----              ------            ----

1997                 $       -            19,000               -
1998                         -             8,000               -
1999                         -             7,000               -
2000                         -            15,000               -
2001                         -            24,000               -
2002                   215,000                 -               -
2003                   138,000                 -               -
2004                   257,000                 -               -
2005                    69,000                 -               -
2006                 1,011,000                 -               -
2007                   792,000                 -               -
2008                 1,596,000                 -         861,000
2009                 2,170,000                 -       1,974,000
                    ----------          --------     -----------
                   $ 6,248,000            73,000       2,835,000
                    ==========          ========     ===========


(6) Major Customers
    ---------------
    The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31:

                              1997      1996        1995
                              ----      ----        ----
Purchaser A                    12%       11%         28%
Purchaser B                    53%       46%         16%
Purchaser C                     -         -          10%
Purchaser D                     -         -          10%


(7) Employee Pension Plan
    ---------------------
    Effective September 1, 1988, the Company established a simplified employee pension plan covering all salaried employees of the Company.
      The employees voluntarily contribute a portion of their eligible compensation, not to exceed $7,000, adjusted for inflation beginning in 1988, to the plan.  The Company's contribution, including the employees contribution, cannot exceed the lesser of $30,000 or 15% of compensation.  During 1997, 1996 and 1995, the Company contributed an aggregate of $12,709, $7,986 and $6,739, respectively, of which
      $3,129, $2,963 and $2,765, respectively, was allocated to a Director
      of the Company.   The Company has no obligation to make contributions
      to the plan.

(8) Statements of Cash Flows
    ------------------------
    During 1997, 1996 and 1995, $0, $60,413 and $196,582 were transferred from leases held for resale to oil and gas properties, respectively.
      These transfers are considered non-cash transactions.

    No Federal taxes were paid in 1997, 1996 and 1995, as a result of net operating losses or loss carryforwards.

    The Company made interest payments of $794,079, $1,221,144 and $1,027,461 in 1997, 1996 and 1995, respectively.

    At December 31, 1997 and 1996, there were $4,558,594 and $1,890,172, respectively, of property additions accrued in accounts payable.

(9) Common Stock Offerings
    ----------------------
    On December 18, 1996, the Company closed on a common stock offering dated
      December 12, 1996.  The Company sold 2,500,000 shares of its common stock at $4.25 per share. Proceeds received, net of related expenses, were approximately $9,421,000.  In connection with the offering, an underwriter received an over-allotment option to exercise 375,000 shares of common stock at a price of $4.25 per share.  In January 1997, the options were exercised and 375,000 shares were sold.  Proceeds received by the Company, net of related expenses, were approximately
      $1,470,000.

    On February 7, 1995, the Company closed on a private placement offering dated November 7, 1994. The Company sold 644,150 shares of its common stock at $2.50 per share of which 50,000 shares were beneficially purchased by certain Directors of the Company. Proceeds received, net of related expenses, were approximately $1,321,000.


(10) Related Party Transactions
     --------------------------
     During 1997 and 1996, the Company was charged $2,000 and $256,000, respectively, for drilling services and lease operating expenses by entities in which certain Directors are majority owners.  These
       Directors and their companies own interests in certain wells operated by the Company.  During 1997 and 1996, the Company charged $45,000 and $89,000, respectively, for the lease operating expenses and drilling costs and paid $122,000 and $141,000, respectively, in oil and gas revenues to these related parties related to these wells.

     An entity in which the Chief Executive Officer and Chairman of the Board is the owner acted as the Company's agent in performing the routine day to day operations of certain wells. In 1997 and 1996, the Company was billed $498,000 and $199,000, respectively, for the Company's pro rata share of lease operating and drilling expenses and received $211,000 and $205,000 in 1997 and 1996, respectively, in oil and gas revenues related to these wells.

(11) Oil and Gas Expenditures
     ------------------------
     The following table reflects capitalized costs related to the oil and gas producing activities as of December 31:



                                            1997             1996
                                            ----             ----
Capitalized costs:
  Proved properties                    $ 48,590,827      41,826,362
  Unproved properties                    14,068,743       5,304,512
                                        -----------     -----------
                                         62,659,570      47,130,874
         Accumulated depletion          (16,217,470)    (12,306,371)
                                        -----------     -----------
                                       $ 46,442,100      34,824,503
                                        ===========     ===========

     Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. Such costs capitalized in 1997, 1996 and 1995 totaled $461,537, $587,198 and
       $512,000, respectively.

     Depletion per equivalent unit of production (BOE) was $5.29, $4.47 and $3.97 for 1997, 1996 and 1995, respectively.

     The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities for each of the years in the three-year period ended December 31:

                                              1997        1996        1995
                                              ----        ----        ----
    Transfers from undeveloped leases
      held for sale                    $          -       60,413     196,582
    Proved property acquisition costs       917,883    3,838,495    372,204
    Unproved property acquisition costs   7,710,358    7,602,441     841,321
    Exploration                           9,604,035    1,435,933   1,519,202
    Development                           4,877,240    3,962,977     889,155
                                        -----------  -----------  ----------
                                       $ 23,109,516   16,900,259   3,818,464
                                        ===========  ===========  ==========

(12)  Earnings per Share
      ------------------
     In accordance with the provisions of FAS 128, the following table provides a reconciliation between basic and diluted earnings per share for the year ended December 31:

                                              1997        1996        1995
                                              ----        ----        ----
    Net income for basic and dilutive
      earnings per share - income
      available to common
      stockholders                     $   2,743,930   4,330,654     137,080

    Weighted average shares for basic
      earnings per share                  17,862,792  14,957,404  14,860,332

    Effect of dilutive securities:
      Options                                765,403     719,086     535,445
      Warrants                                12,795      16,768           -
                                          ---------   ----------  ----------
    Dilutive potential common shares         778,198     735,854     535,445

    Weighted average shares for
      dilutive earnings per share         18,640,990  15,693,258  15,395,777
                                          ==========  ==========  ==========

    Basic earnings per share                  $ 0.15        0.29        0.01
                                              ======        ====        ====

    Diluted earnings per share                $ 0.15        0.28        0.01
                                              ======        ====        ====


(13) Supplemental Oil and Gas Reserve Data (Unaudited)
     -------------------------------------------------
     The estimates of the Company's proved oil and gas reserves, which are all located in the United States are prepared by independent petroleum engineers. Reserves were estimated in accordance with guidelines established by the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. Information for oil is presented in barrels (BBL) and for gas in thousands of cubic feet (MCF).

     A summary of changes in reserve balances is presented below (in thousands):


                                            Total Proved               Proved Developed
                                       ---------------------       ------------------------
                                        BBL             MCF         BBL                MCF
                                        ---             ---         ---                ---
Reserves as of January 1, 1995         1,572          21,611       1,330             16,387
Purchase of reserves in place              5             147           5                147
Extensions and discoveries               147           7,097         147              7,097
Revisions of previous estimates          (88)         (1,115)        (94)            (1,161)
Production                              (133)         (1,616)       (133)            (1,616)
                                       -----          ------       -----             ------

Reserves as of December 31, 1995       1,503          26,124       1,255             20,854
Purchase of reserves in place            273           4,797         273              4,797
Extensions and discoveries               128           9,034         128              9,034
Revisions of previous estimates          (42)         (3,746)        (40)            (3,684)
Production                              (221)         (3,655)       (221)            (3,655)
                                      ------          ------      ------             ------

Reserves as of December 31, 1996       1,641          32,554       1,395             27,346
Sales of reserves in place              (461)         (2,779)       (461)            (2,779)
Extensions and discoveries             1,063          14,477         243              9,623
Revisions of previous estimates         (174)        (10,319)       (164)           (10,478)
Production                              (175)         (3,385)       (176)            (3,384)
                                       -----          ------       -----             ------

Reserves as of December 31, 1997       1,894          30,548         837             20,328
                                      ======          ======       =====             ======


    The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by SFAS No. 69. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

    During 1997, the average sales price received by the Company for its oil was approximately $19.88 per Bbl, as compared to $21.83 in 1996, while the average sales price for the Company's gas was approximately $2.70 per Mcf in 1997, as compared to $2.55 per Mcf in 1996. At March 16, 1998, the price received by the Company for its oil production was approximately $11.90 per Bbl, while the price received by the Company, at that same date, for its gas production was approximately $2.25 per Mcf.

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


              Standardized Measure of Discounted Future Net Cash Flows
                      Relating to Proved Oil and Gas Reserves
                                    (In Thousands)

                                                             December 31,
                                              -------------------------------------
                                              1997             1996            1995
                                              ----             ----            ----
    Future cash flows                      $ 111,549         153,441          75,044
    Future costs:
      Production                             (28,352)        (39,296)        (25,356)
      Development                             (6,269)         (2,790)         (2,853)
                                            ---------       ---------        --------
    Future net cash flows before income
      taxes                                   76,928         111,355          46,835
    Future income taxes                       (8,891)        (22,493)         (7,242)
    Future net cash flows                     68,037          88,862          39,593
    10% annual discount for estimated timing
      of cash flows                          (21,982)        (31,513)        (14,428)
                                            --------        --------         -------
    Standardized measure of discounted net
      cash flows                           $  46,055          57,349          25,165
                                            ========        ========         =======

                       Changes in Standardized Measure of
              Discounted Future Net Cash Flows From Proved Reserves
                                (In Thousands)

                                                   Years ended December 31,
                                                 ---------------------------
                                                 1997        1996       1995
                                                 ----        ----       ----

Increase (decrease):
   Sales of minerals in place                  $ (6,491)         -          -
   Purchase of minerals in place                      -      6,437        182
   Extensions and discoveries and improved
     recovery, net of future production and
     development costs                           25,530     23,660       9,222
   Accretion of discount                          6,701      2,589       2,050
   Net change in sales prices net of
     production costs                           (18,293)    24,273          35
    Changes in estimated future
     development costs                              (51)        40        (323)
    Revisions of quantity estimates             (13,333)    (6,043)     (1,151)
    Net change in income taxes                    9,300     (8,940)        725
    Sales, net of production costs               (9,443)   (11,482)     (3,246)
    Changes of production rates (timing) and
      other                                      (5,214)     1,650      (2,791)
                                                -------    -------     -------
      Net increase (decrease)                   (11,294)    32,184       4,703

    Standardized measure of discounted future
      net cash flows:
        Beginning of year                        57,349     25,165      20,462
                                                -------    -------     -------
        End of year                            $ 46,055     57,349      25,165
                                                =======    =======    ========

                               INDEX TO EXHIBITS


Exhibit
  No.                   Description of Exhibit
------                 ------------------------
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

        Executive Compensation Plans and Arrangements (Exhibit No.'s 10.1 through 10.6):

 10.1   1983 Incentive Stock Option Plan  (Incorporated by reference to Exhibit
        10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.)

 10.2 1992 Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.)
 10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)

 10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.)

 10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.).

*10.6   Non-Employee Directors Stock Option Plan.

 10.7 Loan Agreement dated July 1, 1996 between the Registrant and Bank One Texas, N.A. (Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 1996.)

*23.1   Consent of Independent Auditors

*23.2   Consent of Independent Petroleum Engineers

*27     Financial Data Schedule


* Filed herewith.