Form 10-Q
period 1998-03-31
PARALLEL PETROLEUM CORP /DE/
filed 1998-05-15
CIK 750561

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                      ----------------------------
(Mark One)

/X/ 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

	For the quarterly period ended March 31, 1998  or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
	For the Transition period from                  to

                      ----------------------------

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

                    Yes  'X'                        No

         The number of outstanding shares of the issuer's common stock, $.01 par value, was 18,120,608 shares as of May 1, 1998.




===============================================================================

                        PART I. - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Reference is made to the succeeding pages for the following financial statements:

         -  Balance Sheets as of December 31, 1997 and March 31, 1998

         - Statements of Operations for the three months ended March 31, 1997 and 1998

         - Statements of Cash Flows for the three months ended March 31, 1997 and 1998

         -  Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         PART II. - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         /a/ Exhibits

             27.  Financial Data Schedule

         /b/ Reports on Form 8-K

             No reports were filed on Form 8-K during the quarterly period ended March 31, 1998.

                     PARALLEL PETROLEUM CORPORATION

                            BALANCE SHEETS

                                                     December 31,    March 31, 1998
ASSETS                                                  1997*         (Unaudited)
-------------                                        ------------     ------------
Current assets:
  Cash and cash equivalents                          $    597,149     $   289,149
  Accounts receivable:
    Oil & gas                                           1,649,350       1,795,975
    Others, net of allowance for doubtful accounts
       of $28,130 in 1997 and 1998                        915,358       1,131,830
    Affiliate                                               9,506          13,537
  Subscription receivable                                      --       6,000,000
                                                     ------------    ------------
                                                        2,574,214       8,941,342
  Other assets                                             37,183          44,162
                                                     ------------    ------------
         Total current assets                           3,208,546       9,274,653
                                                     ------------    ------------
Property and equipment, at cost:
  Oil and gas properties, full cost method             62,659,570      67,554,864
  Other                                                   433,922         454,743
                                                     ------------    ------------
                                                       63,093,492      68,009,607
  Less accumulated depreciation and depletion          16,514,102      17,444,918
                                                     ------------    ------------
    Net property and equipment                         46,579,390      50,564,689
                                                     ------------    ------------
Other assets, net of accumulated amortization of
    $59,085 in 1997 and $65,612 in 1998                    67,596          61,070
                                                     ------------    ------------
                                                     $ 49,855,532    $ 59,900,412
                                                     ============    ============




                                                     December 31,    March 31, 1998
                                                         1997*      (Unaudited)
                                                     ------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities:
    Trade                                            $  5,313,439    $  4,880,398
    Affiliate                                              14,660           1,581
    Income taxes payable                                   42,586              --
                                                     ------------    ------------
         Total current liabilities                      5,370,685       4,881,979
                                                     ------------    ------------
Long-term debt                                         12,182,610      16,632,610
Deferred income taxes                                   3,183,484       3,219,353

Stockholders' equity:
  $.60 Cumulative convertible preferred
    stock subscribed - par value $.10 per share
    (aggregate liquidation preference of $10),
    authorized, issued and outstanding 600,000
    shares                                                     --          60,000
  Preferred stock - par value of $.10 per share,
    authorized 40,000,000 shares, none issued                  --              --
  Common stock - par value of $.01 per share,
    authorized 100,000,000 shares, issued and
    outstanding 18,114,358 in 1997 and 18,120,608
    in 1998                                               181,144         181,207
  Additional paid-in surplus                           22,839,049      28,753,877
  Retained earnings                                     6,098,560       6,171,386
                                                     ------------    ------------
         Total stockholders' equity                    29,118,753      35,166,470

Contingencies
                                                     ------------    ------------
                                                     $ 49,855,532    $ 59,900,412
                                                     ============    ============


The balance sheet as of December 31, 1997 has been derived from the Company's audited financial statements. The accompanying notes are an integral part of these financial statements.

                     PARALLEL PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

               Three Months Ended March 31, 1997 and 1998

                              (Unaudited)

                                                     1997            1998
                                                 ------------    -----------
Oil and gas revenues                             $ 4,040,647     $ 2,112,563
                                                 -----------     -----------
Cost and expenses:
  Lease operating expense                            893,251         557,638
  General and administrative                         141,209         220,389
  Depreciation, depletion and amortization           961,246         930,816
                                                 -----------     -----------
                                                   1,995,706       1,708,843
                                                 -----------     -----------
         Operating income                          2,044,941         403,720
                                                 -----------     -----------
Other income (expense), net:
  Interest income                                      1,661              76
  Other income                                         8,482          13,559
  Interest expense                                  (166,106)       (304,278)
  Other expense                                       (1,296)         (4,382)
                                                 -----------     -----------
         Total other expense, net                   (157,259)       (295,025)
                                                 -----------     -----------
Income before income taxes                         1,887,682         108,695
Income tax expense - deferred                        622,935          35,869
                                                 -----------     -----------
         Net income                              $ 1,264,747     $    72,826
                                                 ===========     ===========
Net income per common share
         Basic                                         $.070           $.004
                                                       -----           -----
         Diluted                                       $.070           $.004
                                                       -----           -----
Weighted average common shares outstanding        18,254,575      18,779,453
                                                 ===========     ===========

The accompanying notes are an integral part of these financial statements

                     PARALLEL PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                Three Months Ended March 31, 1997 and 1998

                               (Unaudited)

                                                     1997             1998
                                                  ----------       ----------
Cash flows from operating activities:
  Net income                                      $1,264,747       $   72,826
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation, depletion and amortization       961,246          930,816
      Incomes taxes                                  622,935           35,869
  Other (increase) decrease, net                     (11,171)           6,526
  Changes in assets and liabilities:
    Decrease (increase) in trade receivables         543,268         (367,128)
    Increase in subscription receivable                   --       (6,000,000)
    (Increase)in prepaid expenses
      and other                                       (2,700)          (6,979)
    Decrease in accounts payable
      and accrued liabilities                       (962,855)        (488,706)
                                                 -----------      -----------
      Net cash provided by (used in)operating
        activities                                 2,415,470       (5,816,776)
                                                 -----------      -----------
Cash flows from investing activities:
  Additions to property and equipment             (4,072,611)      (4,916,115)
                                                 -----------      -----------
      Net cash used in investing
        activities                                (4,072,611)      (4,916,115)
                                                 -----------      -----------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt     3,645,000        4,450,000
  Payments of long-term debt                      (3,533,781)              --
  Stock offering costs                               (10,535)         (58,859)
  Proceeds from common stock issuance              1,483,324        6,000,000
  Proceeds from exercise of options and warrants      36,688           33,750
                                                 -----------      -----------
      Net cash provided by financing
        activities                                 1,620,696       10,424,891
                                                 -----------      -----------
      Net decrease in cash and cash equivalents      (36,445)        (308,000)
Beginning cash and cash equivalents                   41,569          597,149
                                                 -----------      -----------
Ending cash and cash equivalents                 $     5,124      $   289,149
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in connection with the financial statements and notes thereto included in the Company's 1997 Annual Report and Form 10-K.

NOTE 2.  LONG TERM DEBT

         The Company and its bank lender are parties to a loan agreement providing for a line of credit to the Company in the principal amount of up to $19,600,000, the "borrowing base" determined by the bank as of April 1, 1998. The $19,600,000 borrowing base includes (i) a $17,600,000 revolving credit facility (the "Revolving Facility") and (ii) a $2,000,000 "overline", non-revolving line of credit (the "Development Facility"). Loans are made to the Company under a promissory note secured by substantially all of the Company's oil and gas properties. All indebtedness under the Revolving Facility matures on July 1, 2001 and all indebtedness under the Development Facility is due and payable on December 31, 1998. Loans made to the Company under the Revolving Facility bear interest at the election of the Company at a rate equal to (i) the bank's base lending rate less .25% or (ii) the bank's Eurodollar rate plus a margin of 2.50%. Loans made under the Development Facility bear interest at the bank's base lending rate plus 5.50%. Interest only is payable monthly until maturity. On March 31, 1998, the interest rate in effect was the bank's base lending rate less .25%, or 8.5%. Commitment fees of .25% per annum on the difference between the borrowing base and the average daily amount outstanding are due quarterly. Under terms of the loan facility, the principal amount outstanding at any one time may never exceed the borrowing base established by the bank which, at April 1, 1998, was $19,600,000. The borrowing base reduces automatically each month at a rate of $300,000 (the "monthly reduction amount"). The borrowing base and the monthly reduction amount are redetermined by the bank on or about April 1 and October 1 of each year or at such other times as the bank may elect. At March 31, 1998, the principal amount outstanding under the Revolving Facility was $16,632,610 and no amounts were outstanding under the Development Facility.

         The loan agreement requires the Company to comply with certain covenants including limits on additional debt, maintenance of minimum levels of financial ratios and dividend payment restrictions.

NOTE 3.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

         On April 8, 1998, the Company completed a private placement of 600,000 shares of its $.60 Cumulative Convertible Preferred Stock, $.10 par value per share (the "Preferred Stock"). Cumulative dividends of $.60 per share are payable semi-annually. Each share of the Preferred Stock may be converted, at the option of the holder, into 1.5625 shares of common stock at an initial conversion price of $6.40 per share, subject to adjustment in certain events.

         The Company may redeem the Preferred Stock, in whole or in part, after April 1, 1999, for $10 per share plus accrued dividends.

         Proceeds received, net of related expenses, were approximately $5,941,000. The net proceeds from the sale of Preferred Stock were used to reduce the indebtedness outstanding under the Company's loan agreement.

         A certain director of the Company purchased 100,000 shares of the Preferred Stock for $1,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the related notes thereto.

OVERVIEW

         The Company's long term business strategy is to increase its reserve base by (i) utilizing 3-D seismic technology in the targeted exploration, development and production of its leasehold inventory; (ii) exploiting existing producing properties; (iii) acquiring additional producing properties that it believes can be exploited by developing reserves not previously produced; and (iv) maintaining a low overhead cost structure.

         As part of this business strategy, the Company has discovered oil and gas reserves through the use of 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and the Yegua/Frio/Wilcox Gas Trend onshore gulf coast of Texas and has acquired oil and gas producing properties in the Permian Basin of west Texas.

         The Company's operating performance is influenced by several factors, the most significant of which is the prices received for its oil and gas and its production volumes. The world price for oil has an overall influence on the prices that the Company receives for its oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices the Company receives are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users, the proximity of the Company's wells to major transportation pipeline infrastructure and, to a lesser extent, world oil prices. Additional factors influencing operating performance include production expenses, overhead requirements, and cost of capital.

         The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the exploration for and development of oil and gas reserves and the acquisition of oil and gas properties. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized.

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

         The Company's quarterly production and results of operations vary from quarter to quarter. Based on its scheduled drilling activities, the Company does not currently anticipate that its production volumes in the second quarter of 1998 will decrease significantly compared to its production volumes in the prior year, however normal operating considerations and other factors could result in decreased production volumes in subsequent quarters.

RESULTS OF OPERATIONS

         Because of the Company's ever-changing reserve base and sources of production, year-to-year or quarter-to-quarter comparisons of the Company's results of operations can be difficult. This situation is further complicated by significant changes in the Company's product mix (oil vs. gas volumes) and related price fluctuations for oil and gas. The table below compares the Results of Operations on the basis of EBOs for the period indicated. An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

                                       THREE MONTHS ENDED          THREE MONTHS ENDED
                                  ----------------------------    --------------------
                                   9-30-97  12-31-97  3-31-98      3-31-97    3-31-98
                                  --------  --------  --------    ---------  ---------
Production and prices:

  Oil (Bbls)                        35,217    41,321   43,375       50,554     43,375
  Natural gas (Mcf)                793,660   750,730  719,905      976,555    719,905
  Equivalent barrels of oil(EBO)   167,494   166,443  163,359      213,313    163,359

  Oil price (per Bbl)               $21.57    $18.03   $14.08       $21.01     $14.08
  Gas price (per Mcf)                $2.67     $3.06    $2.09        $3.05      $2.09
  Price per EBO                     $17.18    $18.27   $12.93       $18.94     $12.93

Results of operations per EBO

Oil and gas revenues                $17.18    $18.27   $12.93       $18.94     $12.93
Costs and expenses:
  Lease operating expense             4.26      5.52     3.41         4.19       3.41
  General and administrative           .73      2.50     1.35          .66       1.35
  Depreciation and depletion          4.74      8.12     5.70         4.50       5.70
                                    ------    ------   ------       ------     ------
      Total costs and expenses        9.73     16.14    10.46         9.35      10.46
                                    ------    ------   ------       ------     ------
Operating income                      7.45      2.13     2.47         9.59       2.47

Interest expense, net                (1.27)    (1.32)   (1.86)        (.77)     (1.86)
Other income, net                      .04       .04      .06          .03        .06
                                    ------    ------   ------       ------     ------
Pretax income                         6.22       .85      .67         8.85        .67
Income tax expense - deferred        (2.05)      .64     (.22)       (2.92)      (.22)
                                    ------    ------   ------       ------     ------

Net income                            4.17      1.49      .45         5.93        .45
                                    ------    ------   ------       ------     ------
Income before working
  capital adjustments               $10.96    $ 8.97   $ 6.37       $13.35     $ 6.37
                                    ======    ======   ======       ======     ======


         The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on the Company's statements of operations.

                                       THREE MONTHS ENDED          THREE MONTHS ENDED
                                   ----------------------------    --------------------
                                    9-30-97  12-31-97  3-31-98      3-31-97    3-31-98
                                   --------  --------  --------    --------    --------
Oil and gas revenues                100.0%     100.0%    100.0%      100.0%     100.0%
Costs and expenses:
  Production costs                   24.8       30.2      26.4        22.1       26.4
  General and administrative          4.3       13.7      10.4         3.5       10.4
  Depreciation, depletion and
     amortization                    27.6       44.4      44.1        23.8       44.1
                                   ------     ------    ------      ------     ------
      Total costs and expense        56.7       88.3      80.9        49.4       80.9
                                   ------     ------    ------      ------     ------
Operating income                     43.3       11.7      19.1        50.6       19.1
                                   ------     ------    ------      ------     ------
Interest expense, net                (7.4)      (7.2)    (14.4)       (4.1)     (14.4)
Other income, net                      .3         .2        .5          .2         .5
                                   ------     ------    ------      ------     ------
Pretax income                        36.2        4.7       5.2        46.7        5.2
Income tax expense                  (11.9)       3.5      (1.7)      (15.4)      (1.7)
                                   ------     ------    ------      ------     ------
Net income                           24.3%       8.2%      3.5%       31.3%       3.5%
                                   ======     ======    ======      ======     ======


THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997:

         Oil and Gas Revenues. Oil and gas revenues decreased $1,928,084, or 48%, to $2,112,563 for the three months ended March 31, 1998. This compares with oil and gas revenues of $4,040,647 for the same period in 1997. The decrease in revenues was primarily the result of a 23% decrease in oil and gas production volumes and a 32% decrease in the average sales price per equivalent barrel of oil ("EBO") received by the Company in the first quarter of 1998. Contributing to the decrease in production volumes was a third quarter 1997 property sale that represented approximately 10%, or 180 EBO per day, of the Company's aggregate daily production at the time of sale.
The Company produced 163,359 EBOs in first quarter 1998 compared with 213,313 EBOs in first quarter 1997, a decrease of 49,954 EBOs. The average sales price per EBO received by the Company was $12.93 for the three months ended March 31, 1998 compared with $18.94 for the same prior year period. Approximately 42% of the decrease in revenues was attributable to decreased oil and gas production volumes and approximately 58% was attributable to the decrease in the average sales price.

         Production Costs. Production costs decreased $335,613, or 38%, to $557,638 for the first three months of 1998 compared with $893,251 for the same period in 1997, primarily a result of the decrease in production volumes of 49,954 EBOs. Production costs as a percentage of revenues increased primarily because of the 32% decrease in the average sales price per EBO received by the Company in first quarter 1998. Average production costs per EBO decreased by $0.78, or 18%, to $3.41 per EBO for the first three months in 1998 compared with $4.19 for the same period in 1997, primarily a result of the addition of lower cost oil and gas production during the first quarter of 1998.

         General and Administrative Expenses. General and administrative costs increased by $79,180, or 56%, to $220,389 for the first three months of 1998 compared with $141,209 for the same period of 1997. The increase was primarily due to an increase in the state of Delaware franchise taxes and by the Company capitalizing less of its general and administrative expenses. General and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $30,430, or 3%, to $930,816 for the first three months of 1998 compared with $961,246 for the same period of 1997. As a percentage of revenues, the DD&A rate increased by 85% when compared with the prior year first quarter, primarily a result of the decrease in the average sales price per EBO received by the Company and an increase in the DD&A rate per EBO. The DD&A rate per EBO increased to $5.70 for first quarter 1998 compared with $4.50 per EBO for the first quarter of 1997. The increase in the DD&A rate per EBO is attributable to a revision in the Company's current reserve estimates, primarily a result of lower oil and gas prices in effect at March 31, 1998 compared with prices in effect at December 31, 1997, and the effect of limited reserve additions for new wells brought on production by the Company in the first quarter of 1998. Until production histories are established for new wells, the quantities of estimated reserves to be added are limited. Generally, after production histories are established, additional quantities of reserves can be booked, thereby increasing the quantities of reserves used in calculating the DD&A rate.

         Historically, the Company has reviewed its estimates of reserve quantities on an annual basis. However, due to current oil and gas prices, the Company's current level of drilling activity and the potential that new discoveries could significantly impact its operations, the Company intends to conduct internal reviews of its estimated reserves on a more frequent basis and make necessary adjustments to its DD&A rate accordingly. The Company believes this periodic review and adjustments will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments.

         Net Interest Expense. Interest expense increased $139,757, or 85%, to $304,202 for the three months ended March 31, 1998 compared with $164,445 for the same period of 1997, due principally to increased borrowings against the Company's revolving line of credit associated with an increased level of 3-D seismic acquisition and drilling activities.

         Income Tax Expense. The Company had an effective tax rate of 33% for the three months ended March 31, 1998 and 1997.

         Net Income and Operating Cash Flow. Net income decreased by $1,191,921, or 94%, to $72,826 for the first three months of 1998 compared with $1,264,747 for the same three month period in 1997. Operating cash flow decreased by $1,809,417, or 64%, to $1,039,511 for the three months ended March 31, 1998 compared with $2,848,928 for the same period in 1997. The decreases in net income and operating cash flow resulted from a 48% decrease in oil and gas revenues, a 56% increase in general and administrative costs, and a 85% increase in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased $6,554,813 as of March 31, 1998 compared to December 31, 1997. Current assets exceeded current liabilities by $4,392,674 at March 31, 1998 while current liabilities exceeded current assets by $2,162,139 at December 31, 1997. Current assets increased primarily due to (i) an increase of $367,128 in accounts receivable, (ii) a $6,000,000 subscription receivable from a private placement of 600,000 shares of its $.60 Cumulative Convertible Preferred Stock, which closed on April 8, 1998, (iii) an increase of $6,979 in prepaid expense which was offset by a decrease in cash of $308,000. The decrease in cash was primarily due to the Company's investments in oil and gas drilling activities, payment of trade payables accrued as of December 31, 1997 and the Company's cash management system, whereby it maintains minimum cash balances with any excess cash applied against its bank line of credit.

         The Company incurred net costs of $4,916,115 in its oil and gas property acquisition, development, and enhancement activities for the three months ended March 31, 1998. Such costs were financed by the utilization of the Company's cash position and funds provided from its line of credit.

         Based on the Company's projected oil and gas revenues and related expenses, management believes that its internally generated cash flow, coupled with borrowings under the Company's lending facility, and proceeds from the recent private placement will be sufficient to fund its current operations. The Company continually reviews and considers alternative methods of financing.

TREND AND PRICES

         The Company's revenues, cash flows and borrowing capacity are affected by changes in oil and gas prices. The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond the control of the Company. The Company is unable to accurately predict domestic or worldwide political events or the effects of such other factors on the prices received by the Company for its oil and gas. The Company historically has not entered into transactions to hedge against changes in oil and gas prices but may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices.

         During 1997, the average sales price received by the Company for its oil was approximately $19.88 per barrel ("Bbl") compared with $21.83 in 1996, while the average sales prices for the Company's gas was approximately $2.70 per thousand cubic feet ("Mcf") in 1997, compared with $2.55 per Mcf in 1996. At March 31, 1998, the average price received by the Company for its oil production was approximately $14.08 per Bbl, while the average price received by the Company, at that same date, for its gas production was approximately $2.09 per Mcf.

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

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On April 8, 1998, the Company completed a private placement of 600,000 shares of its $.60 Cumulative Convertible Preferred Stock, $.10 par value per share (the "Preferred Stock"). Gross proceeds from the sale of the Preferred Stock were $6,000,000. The net proceeds from the sale of the Preferred Stock, approximately $5,941,000, were used to reduce the Company's outstanding bank indebtedness which, after giving effect to the application of the net proceeds from the sale of the Preferred Stock, was approximately $10,647,610 at April 13, 1998. The Preferred Stock was placed directly by the Company, without discount or commissions, to eight accredited investors in reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D under the Act.

         The Preferred Stock is convertible at the holder's option at any time after October 9, 1998, unless previously redeemed, into Common Stock at an initial conversion price of $6.40 per share (equivalent to a conversion rate of 1.5625 shares of Common Stock for each share of Preferred Stock, subject to adjustment in certain events).

         Holders of Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of $.60 per share, payable semi-annually on June 15 and December 15 in each year, commencing June 15, 1998.

         The Preferred Stock is senior to the Common Stock with respect to dividends and on liquidation, dissolution or winding up of the Company.
Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Preferred Stock have preference and priority over the Common Stock and any other class or series of stock ranking junior to the Preferred Stock upon liquidation, dissolution or winding up, for payment out of the assets of the Company or proceeds thereof available for distribution to stockholders of $10.00 per share plus all dividends accrued and unpaid thereon.

         The Preferred Stock is redeemable after April 1, 1999, in whole or in part, at the option of the Company, upon not less than 30 days' notice at $10.00 per share plus an amount equal to all accrued and unpaid dividends.

         The Preferred Stock does not have any voting rights, except as required by applicable law and except that as long as any shares of Preferred Stock remain outstanding, the holders of a majority of the outstanding share of the Preferred Stock may vote on any proposal to change any provision of the Preferred Stock which materially and adversely affects the rights, preferences or privileges of the Preferred Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                                  SIGNATURES



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         PARALLEL PETROLEUM CORPORATION


                                         BY:  /s/ THOMAS R. CAMBRIDGE
Date:   May 15, 1998                     ----------------------------------
                                         THOMAS R. CAMBRIDGE,
                                         CHAIRMAN OF THE BOARD OF DIRECTORS
                                         AND CHIEF EXECUTIVE OFFICER



Date:   May 15, 1998                     BY:  /s/ LARRY C. OLDHAM
                                         ----------------------------------
                                         LARRY C. OLDHAM,
                                         PRESIDENT AND
                                         PRINCIPAL FINANCIAL OFFICER





























(1stqtr98.10q.msworks)