Form 10-Q
period 1998-06-30
PARALLEL PETROLEUM CORP /DE/
filed 1998-08-13
CIK 750561

		       SECURITIES AND EXCHANGE COMMISSION

			  WASHINGTON, D. C. 20549

				   FORM 10-Q

----------------------------
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

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

		     Yes  'X'                       No  ___

    The number of outstanding shares of the issuer's common stock, $.01 par value, was 18,131,858 shares as of August 3, 1998.

			      TABLE OF CONTENTS

		       PART I. - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

    Reference is made to the succeeding pages for the following financial statements:

    -  Balance Sheets as of December 31, 1997 and June 30, 1998

    - Statements of Operations for the three months ended June 30, 1997 and 1998 and six months ended June 30,
				1997 and 1998

    -  Statements of Cash Flows for the six months ended June 30, 1997 and 1998

    -  Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

		       PART II. - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	 /a/  Exhibits

	      3.  Certificate of Incorporation, as amended, of the Registrant

	     27.  Financial Data Schedule

	 /b/  Reports on Form 8-K

	      No reports were filed on Form 8-K during the quarterly period ended June 30, 1998.

			PARALLEL PETROLEUM CORPORATION

				 BALANCE SHEETS


							December 31,     June 30, 1998
ASSETS                                                      1997          (Unaudited)
------                                                  ------------      -----------
Current assets:
   Cash and cash equivalents                             $   597,149      $   476,612
   Accounts receivable:
     Oil and gas                                           1,649,350        1,795,975
     Other, net of allowance for doubtful accounts
       of $28,130 in 1997 and 1998                           915,358          820,781
     Affiliate                                                 9,506           11,060
							 -----------      -----------
							   2,574,214        2,627,816
Other assets                                                  37,183          110,884
							 -----------      -----------

     Total current assets                                  3,208,546        3,215,312
							 -----------      -----------

Property and equipment, at cost:
   Oil and gas properties, full cost method               62,659,570       75,590,433
   Other                                                     433,922          255,905
							 -----------      -----------
							  63,093,492       75,846,338
Less accumulated depreciation and depletion               16,514,102       18,307,417
							 -----------      -----------
     Net property and equipment                           46,579,390       57,538,921
							 -----------      -----------
Other assets, net of accumulated amortization of
   $59,085 in 1997 and $72,138 in 1998                        67,596           73,298
							 -----------      -----------
							 $49,855,532      $60,827,531
							 ===========      ===========

							December 31,     June 30, 1998
							     1997         (Unaudited)
						       --------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities:
     Trade                                             $ 5,313,439         $ 3,945,721
     Affiliates                                             14,660               5,243
   Income taxes payable                                     42,586                  --
						       -----------         -----------
     Total current liabilities                           5,370,685           3,950,964
						       -----------         -----------
Long-term debt                                          12,182,610          18,291,610
Deferred income taxes                                    3,183,484           3,308,179

Stockholders' equity:
   $.60 Cumulative convertible preferred
     stock - par value $.10 per share
     (aggregate liquidation preference of $10),
     authorized, issued and outstanding 600,000
     shares                                                     --              60,000
   Preferred stock - par value of $.10 per share,
     authorized 10,000,000 shares, none issued                  --                  --
   Common stock - par value of $.01 per share,
     authorized 60,000,000 shares, issued and
     outstanding 18,114,358 in 1997 and 18,131,858
     in 1998                                               181,144             181,320
   Additional paid-in surplus                           22,839,049          28,751,460
   Retained earnings                                     6,098,560           6,283,998
						       -----------         -----------
    Total stockholders' equity                          29,118,753          35,276,778

Contingencies
						       -----------         -----------
						       $49,855,532         $60,827,531
						       ===========         ===========



* The balance sheet as of December 31, 1997 has been derived from the Company's audited financial statements. The accompanying notes are an integral part of these financial statements.


			PARALLEL PETROLEUM CORPORATION

			   STATEMENTS OF OPERATIONS

		 Three Months Ended June 30, 1997 and 1998
		  Six Months Ended June 30, 1997 and 1998

				 (Unaudited)

						Three Months            Six Months
					       1997       1998       1997      1998
					   ---------- ---------- ---------- ----------
Oil and gas revenues                       $2,654,734  2,453,140 $6,695,381 $4,565,703
					   ---------- ---------- ---------- ----------
Cost and expenses:
  Lease Operating expense                     646,532    613,053  1,539,782  1,170,691
  General and administrative                  156,704    199,117    297,914    419,505
  Depreciation, depletion and amortization    853,362  1,063,466  1,814,608  1,994,283
					   ----------  --------- ---------- ----------
					    1,656,598  1,875,636  3,652,304  3,584,479
					   ----------  --------- ---------- ----------
     Operating income                         998,136    577,504  3,043,077    981,224
					   ----------  --------- ---------- ----------
Other income (expense), net:
  Interest income                               2,941        395      4,603        470
  Other income                                  8,482     37,552     16,965     51,111
  Interest expense                           (210,810)  (341,817)  (376,917)  (646,095)
  Other expense                                (3,488)    (4,195)    (4,784)    (8,577)
					   ---------- ---------- ---------- ----------
     Total other expense, net                (202,875)  (308,065)  (360,133)  (603,091)
					   ---------- ---------- ---------- ----------
Income before income taxes                    795,261    269,439  2,682,944    378,133

Income tax expense - deferred                 262,436     88,826    885,372    124,695
					   ---------- ---------- ---------- ----------
     Net income                            $  532,825 $  180,613 $1,797,572 $  253,438
					   ========== ========== ========== ==========
Cumulative preferred stock dividend        $       -- $   68,000 $       -- $   68,000
					   ========== ========== ========== ==========
     Net income available to
	Common stockholders                $  532,825 $  112,613 $1,797,572 $  185,438
					   ========== ========== ========== ==========
Net income per common share
Basic                                      $     .030 $     .006 $     .101 $     .010
					   ========== ========== ========== ==========
	Diluted                            $     .029 $     .009 $     .097 $     .013
					   ========== ========== ========== ==========
Weighted average common shares
  Outstanding - diluted                    18,557,327 19,531,844 18,526,097 19,161,431
					   ========== ========== ========== ==========


The accompanying notes are an integral part of these financial statements

			PARALLEL PETROLEUM CORPORATION

			  STATEMENTS OF CASH FLOWS

		  Six Months Ended June 30, 1997 and 1998

				 (Unaudited)

							    1997         1998
							 -----------  -----------
Cash flows from operating activities:
  Net income                                              $1,797,572   $   253,438
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Depreciation, depletion and amortization             1,814,608     1,994,283
      Income taxes    885,372 124,695
  Other, net      (4,644) (5,702)

  Changes in assets and liabilities:
      Decrease (increase) in accounts receivable           1,088,367       (53,602)
      Increase in prepaid expenses and other                 (98,716)      (73,701)
      Decrease in accounts payable and
	accrued liabilities                                 (820,996)   (1,419,721)
							  ----------   -----------
  Net cash provided by operating activities                4,661,563       819,690
							  ----------   -----------
Cash flows from investing activities:
  Additions of property and equipment                     (8,256,944)  (12,953,814)
							  ----------   -----------
	Net cash used in investing activities             (8,256,944)  (12,953,814)
							  ----------   -----------
Cash flows from financing activities:
    Proceeds from the issuance of long-term debt           6,290,000    13,343,000
    Payment of long-term debt                             (4,233,781)   (7,234,000)
    Proceeds from exercise of options and warrants            45,282        53,438
    Stock offering costs                                     (13,409)      (80,851)
    Proceeds from common stock issuance                    1,483,324            --
    Proceeds from preferred stock issuance                        --     6,000,000
    Payment of preferred stock dividend                           --       (68,000)
							  ----------    ----------
	Net cash provided by financing activities          3,571,416    12,013,587
							  ----------    ----------
Net decrease in cash and cash equivalents                    (23,965)     (120,537)
Beginning cash and cash equivalents                           41,569       597,149
							  ----------    ----------
Ending cash and cash equivalents                          $   17,604    $  476,612
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

NOTE 2.  LONG TERM DEBT

	 In April 1998, the Company and its bank lender amended the Company's loan agreement to add a $2,000,000 non-revolving line of credit to the existing revolving line of credit. Under the loan agreement, as amended, the Company may borrow up to the lessor of $30,000,000 or the "borrowing base" then in effect. The borrowing base at April 1, 1998 and August 1, 1998 was $19,600,000 and 21,100,000, respectively. The $21,100,000 borrowing base includes (i) a $19,100,000 revolving credit facility (the "Revolving Facility") and (ii) the additional $2,000,000 non-revolving line of credit (the "Development Facility"). Loans are made to the Company under a promissory note secured by substantially all of the Company's oil and gas properties. All indebtedness under the Revolving Facility matures on July 1, 2001 and all indebtedness under the Development Facility is due and payable on December 31, 1998. Loans made to the Company under the Revolving Facility bear interest at the election of the Company at a rate equal to (i) the bank's base lending rate less .25% or (ii) the bank's Eurodollar rate plus a margin of 2.50%. Loans made under the Development Facility bear interest at the bank's base lending rate plus 5.50%. Interest only is payable monthly until maturity. On June 30, 1998, the interest rate in effect under the Revolving Facility was the bank's base lending rate less .25%, or 8.25%.
The interest rate in effect for the Development Facility was the bank's base rate plus 5.5% or 14.0% at June 30, 1998. Commitment fees of .25% per annum on the difference between the borrowing base and the average daily amount outstanding are due quarterly. Under terms of the loan facility, the principal amount outstanding at any one time may never exceed the borrowing base established by the bank, which, at August 1, 1998, was $21,100,000.
The borrowing base reduces automatically each month at a rate of $380,000
(the "monthly reduction amount"). The borrowing base and the monthly reduction amount are redetermined by the bank on or about April 1 and October 1 of each year or at such other times as the bank may elect.
At June 30, 1998, the principal amount outstanding under the Revolving Facility was $17,600,000 and $691,610 was outstanding under the Development Facility.

	 The loan agreement requires the Company to comply with certain covenants including limits on additional debt, maintenance of minimum levels of financial ratios and dividend payment restrictions.

NOTE 3. CUMULATIVE CONVERTIBLE PREFERRED STOCK

	 On April 8, 1998, the Company completed a private placement of 600,000 shares of its $.60 Cumulative Convertible Preferred Stock, $.10 par value per share (the "Preferred Stock"). Cumulative dividends of $.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock may be converted, at the option of the holder, into 1.5625 shares of common stock at an initial conversion price of $6.40 per share, subject to adjustment in certain events. See Part II - Other Information - Item 2.

	 The Company may redeem the Preferred Stock, in whole or in part, after April 1, 1999, for $10 per share plus accrued dividends.

	 Proceeds received, net of related expenses, were approximately $5,919,000. The net proceeds from the sale of Preferred Stock were used to reduce the indebtedness outstanding under the Company's loan agreement.

	 A certain director of the Company purchased 100,000 shares of the Preferred Stock for $1,000,000.

	 A Preferred Stock dividend was paid on June 15, 1998 to Preferred Stock Shareholders of record in the amount of $68,000. The dividend payment was recorded as a charge to retained earnings.

NOTE 4. STOCK OPTION PLAN

	 In March 1998, the Board of Directors adopted the Parallel Petroleum Corporation 1998 Stock Option Plan (the "1998 Plan") . At the annual meeting of stockholders held in June 1998, the 1998 Plan was ratified and approved by the stockholders. The purpose of the 1998 Plan is to secure for the Company and its stockholders the benefits of the incentives inherent in increased Common Stock ownership by employees of the Company and to provide a means whereby employees of the Company may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 1998 Plan provides for the granting of options to purchase up to 850,000 shares of Common Stock. Stock options granted under the 1998 Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or stock options which do not constitute incentive stock options.

NOTE 5. AUTHORIZED STOCK

	 At the annual meeting of stockholders held in June 1998, the stockholders approved an amendment to the Company's Certificate of Incorporation decreasing the number of authorized shares of Common Stock and Preferred Stock. The total number of authorized shares of Common Stock decreased from 100,000,000 shares to 60,000,000 shares and the total number of authorized shares of Preferred Stock decreased from 40,000,000 shares to 10,000,000 shares. The purpose of the amendment was to decrease the franchise taxes paid by the Company in the State of Delaware.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	 The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the related notes thereto.

OVERVIEW

	 The Company's long term business strategy is to increase its reserve base by (i) utilizing 3-D seismic technology in the targeted exploration, development and production of its leasehold inventory; (ii) exploiting existing producing properties; (iii) acquiring additional producing properties that it believes can be exploited by developing reserves not previously produced; and (iv) maintaining a low overhead cost structure. Through the implementation of this strategy, the Company has discovered oil and gas reserves through the use of 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and the Yegua/Frio/Wilcox Gas Trend onshore gulf coast of Texas and has acquired oil and gas producing properties in the Permian Basin of west Texas.

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

	 The Company's quarterly production and results of operations vary from quarter to quarter. Based on its scheduled drilling activities, the Company does not currently anticipate that its production volumes in subsequent quarters in 1998 will decrease significantly compared to its production volumes in the prior year. However, normal operating considerations and other factors could result in decreased production volumes in subsequent quarters.

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

					 THREE MONTHS ENDED            THREE MONTHS ENDED
				 --------------------------------     ---------------------
				  12-31-97    3-31-98     6-30-98      6-30-97     6-30-98
				  --------    -------     -------      -------     -------
Production and Prices:
  Oil (Bbls)                        41,321     43,375      44,484       48,154      44,484
  Natural Gas (Mcf)                750,730    719,905     818,631      862,245     818,631
  Equivalent Barrels of Oil (EBO)  166,443    163,359     180,923      191,861     180,923

  Oil Price (per Bbl)               $18.03     $14.08      $13.64       $19.03      $13.64
  Gas Price (per Mcf)               $ 3.06     $ 2.09      $ 2.26       $ 2.02      $ 2.26
  Price per EBO                     $18.27     $12.93      $13.56       $13.84      $13.56
  Results of Operations per EBO

Oil and gas revenues                $18.27     $12.93      $13.56       $13.84      $13.56
Costs and expenses:
  Lease operating expense             5.52       3.41        3.39         3.37        3.39
  General and administrative          2.50       1.35        1.10          .82        1.10
  Depreciation and depletion          8.12       5.70        5.88         4.45        5.88
				    ------     ------      ------       ------      ------
     Total costs and expenses        16.14      10.46       10.37         8.64       10.37
				    ------     ------      ------       ------      ------
Operating income                      2.13       2.47        3.19         5.20        3.19

Interest expense (net)                1.32       1.86        1.89         1.08        1.89
Other expense (income)                (.04)      (.06)       (.18)        (.03)       (.18)
				    ------     ------      ------       ------      ------
Pretax income                          .85        .67        1.48         4.15        1.48
Income tax expense - deferred          .64       (.22)        .49         1.37         .49
				    ------     ------      ------       ------      ------
Net income                          $ 1.49     $  .45      $  .99       $ 2.78      $  .99
				    ------     ------      ------       ------      ------
Income before working
   capital adjustments              $ 8.97     $ 6.37      $ 7.36       $ 8.60      $ 7.36
				    ======     ======      ======       ======      ======

						  Six Months Ended
					   6-30-96     6-30-97     6-30-98
					   -------     -------     -------
Production and Prices:
   Oil (Bbls)                              102,100      98,707      87,859
   Natural Gas (Mcf)                     1,608,721   1,838,800   1,538,536
   Equivalent Barrels of Oil (EBO)         370,220     405,174     344,281



						  Six Months Ended
					   6-30-96     6-30-97     6-30-98
					   -------     -------     -------

Oil Price (per Bbl)                         $20.80      $20.05      $13.86
   Gas Price (per Mcf)                      $ 2.23      $ 2.56      $ 2.18
   Price per EBO                            $15.45      $16.52      $13.26

Results of Operations per EBO

Oil and gas revenues                        $15.45      $16.52      $13.26
Costs and expenses:
   Lease operating expense                    2.97        3.80        3.40
   General and administrative                  .69         .73        1.22
   Depreciation and depletion                 3.87        4.48        5.79
					    ------      ------      ------
	Total costs and expenses              7.53        9.01       10.41
					    ------      ------      ------
Operating income                              7.92        7.51        2.85
					    ------      ------      ------
Interest expense (net)                        1.60         .92        1.88
Other expense (income)                        (.14)       (.03)       (.12)
					    ------      ------      ------
Pretax income                                 6.46        6.62        1.09
Income tax expense - deferred                 2.19        2.19         .36
					    ------      ------      ------
Net income                                  $ 4.27      $ 4.43      $  .73
					    ------      ------      ------
Income before working
   capital adjustments                      $10.33      $11.10      $ 6.88
					    ======      ======      ======


The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on the Company's statements of operations.


				   THREE MONTHS ENDED         SIX MONTHS ENDED
			      ----------------------------    --------------------
			       12-31-97  3-31-98  6-30-98      6-30-97    6-30-98
			       --------  -------  -------      -------    -------
Oil and gas revenues             100.0%   100.0%   100.0%       100.0%     100.0%
Costs and expenses:
   Lease operating expense        30.2     26.4     25.0         23.0       25.6
   General and administrative     13.7     10.4      8.1          4.4        9.2
   Depreciation and depletion     44.4     44.1     43.4         27.1       43.7
				------   ------   ------       ------     ------
      Total costs and expense     88.3     80.9     76.5         54.5       78.5
				------   ------   ------       ------     ------
Operating income                  11.7     19.1     23.5         45.5       21.5
				------   ------   ------       ------     ------
Interest expense, net              7.2     14.4     13.9          5.6       14.1
Other expense (income)             (.2)     (.5)    (1.4)         (.2)       (.9)
				------   ------   ------       ------     ------
Pretax income                      4.7      5.2     11.0         40.1        8.3
Income tax expense - deferred     (3.5)     1.7      3.6         13.2        2.7
				------   ------   ------       ------     ------
Net income                         8.2%     3.5%     7.4%        26.9%       5.6%
				======   ======   ======       ======     ======

THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997:


	 Oil and Gas Revenues.   Oil and gas revenues decreased $201,594, or
8%, to $2,453,140 for the three months ended June 30, 1998 compared with oil and gas revenues of $2,654,734 for the same period in 1997. The decrease in revenues was primarily the result of a 6% decrease in oil and gas production volumes and a 2% decrease in the average sales price per equivalent barrel of oil ("EBO") received by the Company in the second quarter of 1998. Contributing to the decrease in production volumes was a third quarter 1997 property sale that represented approximately 10%, or 180 EBO per day, of the Company's aggregate daily production at the time of sale. The Company produced 180,923 EBOs in second quarter 1998 compared with 191,861 EBOs in second quarter 1997, a decrease of 10,938 EBOs. The average sales price per EBO received by the Company was $13.56 for the three months ended June 30, 1998 compared with $13.84 for the same prior year period. Approximately 74% of the decrease in revenues were attributable to decreased oil and gas production volumes and approximately 26% were attributable to the decrease in the average sales price.

	 Production Costs.   Production costs decreased $33,479, or 5%, to
$613,053 for the second three months of 1998 compared with $646,532 for the same period in 1997, primarily a result of the decrease in production volumes of 10,938 EBOs and the effect of adding lower cost oil and gas production. Production costs as a percentage of revenues increased slightly, primarily because of the 2% decrease in the average sales price per EBO received by the Company in second quarter 1998. The average production cost per EBO was $3.39 for the second three months in 1998, basically flat when compared with $3.37 for the same period in 1997.

	 General and Administrative Expenses.   General and administrative
costs increased by $42,413, or 27%, to $199,117 for the second three months of 1998 compared with $156,704 for the same period of 1997. The increase was primarily due to an increase in the state of Delaware franchise taxes, the Company capitalizing less of its general and administrative expenses and the addition of one employee. General and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

	 Depreciation, Depletion and Amortization Expense.   Depreciation,
depletion and amortization expense ("DD&A") increased by $210,104, or 25%, to $1,063,466 for the second three months of 1998 compared with $853,362 for the same period of 1997. As a percentage of revenues, the DD&A rate increased by 35% when compared with the prior year second quarter, primarily a result of the decrease in the average sales price per EBO received by the Company and an increase in the DD&A rate per EBO. The DD&A rate per EBO increased to $5.88 for second quarter 1998 compared with $4.45 per EBO for the second quarter of 1997. The increase in the DD&A rate per EBO is attributable to a revision in the Company's proven reserve estimates, primarily the result of lower oil and gas prices in effect at June 30, 1998 compared with prices in effect at December 31, 1997, and the effect of limited reserve additions for new wells brought on production by the Company in the second quarter of 1998. Until production histories are established for new wells, the quantities of estimated reserves to be added are limited. Generally, after production histories are established, additional quantities of reserves can be booked, thereby increasing the quantities of reserves used in calculating the DD&A rate.

	 Historically, the Company has reviewed its estimates of proven reserve quantities on an annual basis. However, due to the current weakness in oil and gas prices, the Company's expected level of drilling activity and the potential that new discoveries could significantly impact its operations, the Company conducts internal reviews of its estimated proven reserves on a more frequent basis and makes necessary adjustments to its DD&A rate accordingly. The Company believes periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments.

	 Net Interest Expense. Interest expense increased $133,553, or 64%, to $341,422 for the three months ended June 30, 1998 compared with $207,869 for the same period of 1997, due principally to increased borrowings against the Company's revolving line of credit associated with an accelerated level of 3-D seismic acquisition and drilling activities. Certain 3-D seismic acquisition and drilling activities, originally budgeted for the second six months of 1998, were accelerated and occurred in the second quarter of 1998. This acceleration allowed the Company to take advantage of favorable weather conditions in its primary area of operations, the Yegua/Frio/Wilcox Gas Trend onshore the gulf coast of Texas and the availability of 3-D seismic acquisition crews in the area. Additionally, the Company elected to drill certain impact wells in the second quarter of 1998 that, if successful, would position the Company to take advantage of anticipated seasonal price increases, particularly for natural gas.

	 Income Tax Expense. The Company had an effective tax rate of 33% for the three months ended June 30, 1998 and 1997.

	 Net Income and Operating Cash Flow. Net income decreased by $352,212, or 66%, to $180,613 for the second three months of 1998 compared with $532,825 for the same three-month period in 1997. Operating cash flow decreased by $315,718, or 19%, to $1,332,905 for the three months ended June 30, 1998 compared with $1,648,623 for the same period in 1997. The decreases in net income and operating cash flow resulted from a 8% decrease in oil and gas revenues, a 27% increase in general and administrative costs, and a 64% increase in net interest expense.

SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997:

	 Oil and Gas Revenues.   Oil and gas revenues decreased $2,129,678, or
32%, to $4,565,703 for the six months ended June 30, 1998. This compares with oil and gas revenues of $6,695,381 for the same period in 1997. The decrease in revenues was primarily the result of a 15% decrease in oil and gas production volumes and a 20% decrease in the average sales price per equivalent barrel of oil ("EBO") received by the Company for the first six
months of 1998.   Contributing to the decrease in production volumes was a
third quarter 1997 property sale that represented approximately 10%, or 180 EBO per day, of the Company's aggregate daily production at the time of sale. The Company produced 344,281 EBOs in first six months of 1998 compared with 405,174 EBOs in the same period in 1997, a decrease of 60,893 EBOs. The average sales price per EBO received by the Company was $13.26 for the six months ended June 30, 1998 compared with $16.52 for the same prior year period. Approximately 42% of the decrease in revenues were attributable to decreased oil and gas production volumes and approximately 58% were attributable to the decrease in the average sales price.

	 Production Costs. Production costs decreased $369,091, or 24%, to $1,170,691 for the first six months of 1998 compared with $1,539,782 for the same period in 1997, as a result of a decrease in production volumes of 60,893 EBOs and the effect of adding lower cost oil and gas production. Production costs as a percentage of revenues increased 11% primarily because of the 20% decrease in the average sales price per EBO received by the Company in first six months of 1998. The average production cost per EBO was $3.40 for the first six months in 1998 compared with $3.80 for the same period in 1997. The decrease was primarily a result of adding lower cost oil and gas production and, to a lesser degree, decreased production volumes when compared with the first six months of 1997.

	 General and Administrative Expenses.   General and administrative
costs increased by $121,591, or 41%, to $419,505 for the first six months of 1998 compared with $297,914 for the same period of 1997. The increase was primarily due to an increase in the state of Delaware franchise taxes, the Company capitalizing less of its general and administrative expenses and the addition of one employee. General and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

	 Depreciation, Depletion and Amortization Expense.   Depreciation,
depletion and amortization expense ("DD&A") increased by $179,675, or 10%, to $1,994,283 for the first six months of 1998 compared with $1,814,608 for the same period of 1997. As a percentage of revenues, the DD&A rate increased by 61% when compared with the prior year six-month period, primarily a result of a decrease in the average sales price per EBO received by the Company and an increase in the DD&A rate per EBO. The DD&A rate per EBO increased to $5.79 for the first six months of 1998 compared with $4.48 per EBO for the period of 1997. The increase in the DD&A rate per EBO is attributable to a revision in the Company's current proven reserve estimates, primarily a result of lower oil and gas prices in effect at June 30, 1998 compared with prices in effect at December 31, 1997, and the effect of limited reserve additions for new wells brought on production by the Company in the first six months of 1998. Until production histories are established for new wells, the quantities of proven estimated reserves to be added are limited. Generally, after production histories are established, additional quantities of reserves can be booked, thereby increasing the quantities of reserves used in calculating the DD&A rate.

	 Historically, the Company has reviewed its estimates of reserve quantities on an annual basis. However, due to the current weakness in oil and gas prices, the Company's anticipated level of drilling activity and the potential that new discoveries could significantly impact its operations, the Company conducts internal reviews of its estimated proven reserves on a more frequent basis and makes necessary adjustments to its DD&A rate accordingly. The Company believes periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments.

	 Net Interest Expense. Interest expense increased $273,311, or 73%, to $645,625 for the six months ended June 30, 1998 compared with $372,314 for the same period of 1997, due principally to increased borrowings against the Company's revolving line of credit associated with an increased level of 3-D seismic acquisition and drilling activities. Certain 3-D seismic acquisition and drilling activities originally budgeted for the second six months of 1998 were accelerated and occurred in the second quarter of 1998. This acceleration allowed the Company to take advantage of favorable weather conditions in its primary area of operations the Yegua/Frio/Wilcox Gas Trend onshore the gulf coast of Texas and the availability of 3-D seismic acquisition crews in the area. Additionally, the Company elected to drill certain impact wells that, if successful, would position the Company to take advantage of anticipated seasonal price increases, particularly for natural gas.

	 Income Tax Expense. The Company had an effective tax rate of 33% for the six months ended June 30, 1998 and 1997.

	 Net Income and Operating Cash Flow. Net income decreased by $1,544,134, or 86%, to $253,438 for the first six months of 1998 compared with $1,797,572 for the same six-month period in 1997. Operating cash flow decreased by $2,125,136, or 47%, to $2,372,416 for the six months ended June 30, 1998 compared with $4,497,552 for the same period in 1997. The decreases in net income and operating cash flow resulted from a 32% decrease in oil and gas revenues, a 41% increase in general and administrative costs, and a 73% increase in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

	 Working capital increased $1,426,487 as of June 30, 1998 compared to December 31, 1997. Current liabilities exceeded current assets by $735,652 at June 30, 1998 while current liabilities exceeded current assets by $2,162,139 at December 31, 1997. Current assets increased primarily due to
(i) an increase of $53,602 in accounts receivable, (ii) an increase of $73,701 in prepaid expense which was offset by a decrease in cash of $120,537. The decrease in cash was primarily due to the Company's investments in oil and gas drilling activities, payment of trade payables accrued as of December 31, 1997 and the Company's cash management system, whereby it maintains minimum cash balances with any excess cash applied against its bank line of credit.

	 The Company incurred net costs of $12,930,863 in its oil and gas property acquisition, development, and enhancement activities for the six months ended June 30, 1998. Such costs were financed by the utilization of the Company's cash position, funds provided from its line of credit and proceeds from a private placement of convertible preferred shares in April 1998.

	 Based on the Company's projected oil and gas revenues and related expenses, management believes that its internally generated cash flow, coupled with borrowings under the Company's lending facility will be sufficient to fund its current operations. The Company continually reviews and considers alternative methods of financing.

TREND AND PRICES

	 The Company's revenues, cash flows and borrowing capacity are affected by changes in oil and gas prices. The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, and seasonal, political and other factors beyond the control of the Company. The Company is unable to accurately predict domestic or worldwide political events or the effects of such other factors on the prices received by the Company for its oil and gas. The Company historically has not entered into transactions to hedge against changes in oil and gas prices but may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices.

	 During 1997, the average sales price received by the Company for its oil was approximately $19.88 per barrel ("Bbl") compared with $21.83 in 1996, while the average sales prices for the Company's gas was approximately $2.70 per thousand cubic feet ("Mcf") in 1997, compared with $2.55 per Mcf in 1996. At June 30, 1998, the average price received by the Company for its oil production was approximately $13.86 per Bbl, while the average price received by the Company, at that same date, for its gas production was approximately $2.18 per Mcf.

INFORMATION SYSTEMS FOR THE YEAR 2000

	The Company will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could significantly affect the Company's ability to manage and report operating activities. Currently, the Company plans to purchase software modifications from third parties in order to correct any existing deficiencies. The total cost will be approximately $10,000 and the information systems are anticipated to be updated in early or mid 1999. Year 2000 issues as they relate to field operation programs, suppliers and contractors are in the process of evaluation by the Company. In this regard, the Company has commenced discussions with its software providers for the Company's accounting system and the Company's software provider for individual personal computers. The Company has received written assurances from its accounting software provider that the program leased by the Company will be in compliance in early 1999. Software providers for the Company's personal computers have verbally confirmed their readiness for the year 2000, but have not, as of the date of this report,
furnished any written confirmation of compliance.   Based on current
available information, the Company does not anticipate that the costs associated with any necessary modifications will be material to the Company's operations or financial condition.

			  PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

	 On April 8, 1998, the Company completed a private placement of 600,000 shares of its $.60 Cumulative Convertible Preferred Stock, $.10 par value per share (the "Preferred Stock"). Gross proceeds from the sale of the Preferred Stock were $6,000,000. The net proceeds from the sale of the Preferred Stock, approximately $5,919,000, were used to reduce the Company's outstanding bank indebtedness. The Preferred Stock was placed directly by the Company, without discount or commissions, to eight accredited investors in reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D under the Act.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	 The Company's annual meeting of stockholders was held on June 3, 1998. At the meeting, the following persons were elected to serve as Directors of the Company for a term of one year expiring in 1999 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Danny H. Conklin, (3) Ernest R. Duke, (4) Myrle Greathouse,
(5) Larry C. Oldham and (6) Charles R. Pannill.

	 Set forth below is a tabulation of votes with respect to each nominee for Director:

	     NAME              VOTES CAST FOR   VOTES WITHHELD
	Thomas R. Cambridge     13,605,505       23,840
	Danny H. Conklin        13,605,505       23,840
	Ernest R. Duke          13,605,005       24,340
	Myrle Greathouse        13,603,205       26,140
	Larry C. Oldham         13,603,705       25,640
	Charles R. Pannill      13,605,205       24,140


	 The stockholders of the Company also voted upon and approved the Company's 1998 Stock Option Plan. Set forth below is a tabulation of votes with respect to the 1998 Stock Option Plan:


	VOTES CAST FOR    VOTES CAST AGAINST      ABSTENTIONS
	  12,767,706          775,412               86,227


	 The stockholders of the Company voted upon and approved an amendment to the Company's Certificate of Incorporation decreasing the number of authorized shares of Common Stock and Preferred Stock. Set forth below is a tabulation of votes with respect to the amendment of the Company's Certificate of Incorporations:


	VOTES CAST FOR      VOTES CAST AGAINST  PREFERRED STOCK     ABSTENTIONS
						    CAST FOR

	 9,105,584           107,481               600,000           48,937



	 The stockholders of the Company also voted upon and ratified the appointment of KPMG Peat Marwick LLP to serve as the Company's independent public accountants for 1998. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of the Company's independent public accounts:


		    VOTES CAST FOR    VOTES CAST AGAINST     ABSTENTIONS
		      13,531,791          16,860                80,694


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

	(a) Exhibits

	    3.  Certificate of Incorporation, as amended, of the Registrant

	   27.  Financial Data Schedule

	(b) Reports on form 8-K

	    No reports were filed on Form 8-K during the quarter ended June
	    30, 1998.

				  SIGNATURES



	 PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

					      PARALLEL PETROLEUM CORPORATION



Date:  August 13, 1998                        /s/ THOMAS R. CAMBIRDGE
					     -------------------------------
					     THOMAS R. CAMBRIDDGE
					     CHIEF EXECUTIVE OFFICER



Date:  August 13, 1998                        /s/ LARRY C. OLDHAM
					      ------------------------------
					      LARRY C. OLDHAM,
					      PRESIDENT AND
					      PRINCIPAL FINANCIAL OFFICER

			       INDEX TO EXHIBITS


Exhibit
 No.                                          Description of Exhibit
------                                        --------------------------


*3                                            Certificate of Incorporation,
						 as amended, of the Registrant

*27                                           Financial Data Schedule











-----------------------

* Filed herewith