Form 10-Q/A
period 1998-06-30
PARALLEL PETROLEUM CORP /DE/
filed 1998-09-22
CIK 750561

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549

                                FORM 10-Q/A
                             AMENDMENT NO. 1

                         ----------------------------
(Mark One)

/X/ 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
	For the Transition period from _________  to __________

                          --------------------------

                        COMMISSION FILE NUMBER 0-13305

                          --------------------------


                        PARALLEL PETROLEUM CORPORATION
           (Exact name of registrant as specified in its charter)

           DELAWARE                                        75-1971716
    (State of other jurisdiction of            (I.R.S. Employer Identification
     Incorporation or organization)                          Number)

    One Marienfeld Place, Suite 465,
         Midland, Texas                                   79701
Address of principal executive offices)                 (Zip Code)

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

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities:
     Trade                                               $ 5,313,439      $ 3,945,721
     Affiliates                                               14,660            5,243
   Income taxes payable                                       42,586               --
                                                         -----------      -----------
     Total current liabilities                             5,370,685        3,950,964
                                                         -----------      -----------
Long-term debt                                            12,182,610       18,291,610
Deferred income taxes                                      3,183,484        3,308,179

Stockholders' equity:
   Preferred stock - $.10 par value, authorized
     10,000,000 shares, $.60 Cumulative Convertible
     Preferred stock ($10 per share liquidation
     preference), issued and outstanding 600,000
     in 1998                                                     --            60,000
   Common stock - $.01 par value, authorized
     60,000,000 shares, issued and outstanding
     18,114,358 in 1997 and 18,131,858 in 1998               181,144          181,320
   Additional paid-in surplus                             22,839,049       28,751,460
   Retained earnings                                       6,098,560        6,283,998
                                                         -----------      -----------
    Total stockholders' equity                            29,118,753       35,276,778

Contingencies
                                                         -----------      -----------
                                                         $49,855,532      $60,827,531
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

                        PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                   Three Months Ended June 30, 1997 and 1998
                    Six Months Ended June 30, 1997 and 1998

                                  (Unaudited)

                                                Three Months            Six Months
                                               1997       1998       1997      1998
                                           ---------- ---------- ---------- ----------
Oil and gas revenues                       $2,654,734  $2,453,140 $6,695,381 $4,565,703
                                           ----------  ---------- ---------- ----------
Cost and expenses:
  Lease Operating expense                     646,532     613,053  1,539,782  1,170,691
  General and administrative                  156,704     199,117    297,914    419,505
  Depreciation, depletion and amortization    853,362   1,063,466  1,814,608  1,994,283
                                           ----------   --------- ---------- ----------
                                            1,656,598   1,875,636  3,652,304  3,584,479
                                           ----------   --------- ---------- ----------
     Operating income                         998,136     577,504  3,043,077    981,224
                                           ----------   --------- ---------- ----------
Other income (expense), net:
  Interest income                               2,941         395      4,603        470
  Other income                                  8,482      37,552     16,965     51,111
  Interest expense                           (210,810)   (341,817)  (376,917)  (646,095)
  Other expense                                (3,488)     (4,195)    (4,784)    (8,577)
                                           ----------  ---------- ---------- ----------
     Total other expense, net                (202,875)   (308,065)  (360,133)  (603,091)
                                           ----------  ---------- ---------- ----------
Income before income taxes                    795,261     269,439  2,682,944    378,133

Income tax expense - deferred                 262,436      88,826    885,372    124,695
                                           ----------  ---------- ---------- ----------
     Net income                            $  532,825  $  180,613 $1,797,572 $  253,438
                                           ==========  ========== ========== ==========
Cumulative preferred stock dividend        $       --  $   68,000 $       -- $   68,000
                                           ==========  ========== ========== ==========
     Net income available to
        Common stockholders                $  532,825  $  112,613 $1,797,572 $  185,438
                                           ==========  ========== ========== ==========
Net income per common share
Basic                                      $     .030  $     .006 $     .101 $     .010
                                           ==========  ========== ========== ==========
        Diluted                            $     .029  $     .009 $     .097 $     .013
                                           ==========  ========== ========== ==========
Weighted average common shares
  Outstanding - diluted                    18,557,327  19,531,844 18,526,097 19,161,431
                                           ==========  ========== ========== ==========


The accompanying notes are an integral part of these financial statements

                        PARALLEL PETROLEUM CORPORATION

                           STATEMENTS OF CASH FLOWS

                    Six Months Ended June 30, 1997 and 1998

                                  (Unaudited)

                                                            1997            1998
                                                         -----------     -----------
Cash flows from operating activities:
   Net income                                            $1,797,572      $   253,438
   Adjustments to reconcile net income to net cash
     Provided by operating activities:
        Depreciation, depletion and amortization          1,814,608        1,994,283
        Income taxes                                        885,372          124,695
  Other, net                                                 (4,644)          (5,702)

  Changes in assets and liabilities:
     Decrease (increase) in accounts receivable           1,088,367          (53,602)
     Increase in prepaid expenses and other                 (98,716)         (73,701)
     Decrease in accounts payable and
        accrued liabilities                                (820,996)      (1,419,721)
                                                         ----------       ----------
  Net cash provided by operating activities               4,661,563          819,690
                                                         ----------       ----------
Cash flows from investing activities:
  Additions of property and equipment                    (8,256,944)     (12,953,814)
                                                         ----------       ----------
        Net cash used in investing activities            (8,256,944)     (12,953,814)
                                                         ----------       ----------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt            6,290,000       13,343,000
  Payment of long-term debt                              (4,233,781)      (7,234,000)
  Proceeds from exercise of options and warrants             45,282           53,438
  Stock offering costs                                      (13,409)         (80,851)
  Proceeds from common stock issuance                     1,483,324               --
  Proceeds from preferred stock issuance                         --        6,000,000
  Payment of preferred stock dividend                            --          (68,000)
                                                         ----------       ----------
        Net cash provided by financing activities         3,571,416       12,013,587
                                                         ----------       ----------
Net decrease in cash and cash equivalents                   (23,965)        (120,537)
Beginning cash and cash equivalents                          41,569          597,149
                                                         ----------       ----------
Ending cash and cash equivalents                         $   17,604       $  476,612
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

NOTE 2. LONG TERM DEBT

	In April 1998, the Company and its bank lender amended the Company's loan agreement to add a $2,000,000 non-revolving line of credit to the existing revolving line of credit. Under the loan agreement, as amended, the Company may borrow up to the lessor of $30,000,000 or the "borrowing base" then in effect. The borrowing base at April 1, 1998 was $19,600,000. The $19,600,000 borrowing base includes (i) a $17,600,000 revolving credit facility (the "Revolving Facility") and (ii) the additional $2,000,000 non-revolving line of credit (the "Development Facility"). Loans are made to the Company under a promissory note secured by substantially all of the Company's oil and gas properties. All indebtedness under the Revolving Facility matures on July 1, 2001 and all indebtedness under the Development Facility is due and payable on December 31, 1998. Loans made to the Company under the Revolving Facility bear interest at the election of the Company at a rate equal to (i) the bank's base lending rate less .25% or (ii) the bank's Eurodollar rate plus a margin of 2.50%. Loans made under the Development Facility bear interest at the bank's base lending rate plus 5.50%. Interest only is payable monthly until maturity. On June 30, 1998, the interest rate in effect under the Revolving Facility was the bank's base lending rate less
 .25%, or 8.25%. The interest rate in effect for the Development Facility was the bank's base rate plus 5.5% or 14.0% at June 30, 1998. Commitment fees of
 .25% per annum on the difference between the borrowing base and the average daily amount outstanding are due quarterly. Under terms of the loan facility, the principal amount outstanding at any one time may never exceed the borrowing base established by the bank, which, at June 30, 1998, was $19,600,000. The borrowing base reduces automatically each month at a rate of $300,000 (the "monthly reduction amount"). The borrowing base and the monthly reduction amount are redetermined by the bank on or about April 1 and October 1 of each year or at such other times as the bank may elect. At June 30, 1998, the principal amount outstanding under the Revolving Facility was $17,600,000 and $691,610 was outstanding under the Development Facility.

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

                                                PARALLEL PETROLEUM CORPORATION



Date:  September 21, 1998                       /s/ Thomas R. Cambridge
                                                ------------------------
                                                THOMAS R. CAMBRIDGE
                                                CHIEF EXECUTIVE OFFICER



Date:  September 21, 1998                       /s/ Larry C. Oldham
                                                ------------------------
                                                LARRY C. OLDHAM,
                                                PRESIDENT AND
                                                PRINCIPAL FINANCIAL OFFICER

                               INDEX TO EXHIBITS


Exhibit
 No.                                            Description of Exhibit
------                                          ------------------------


*3                                             Certificate of Incorporation,
                                               as amended, of the Registrant

*27                                            Financial Data Schedule










---------------------
*Filed herewith