Form 10-Q
period 1998-09-30
PARALLEL PETROLEUM CORP /DE/
filed 1998-11-16
CIK 750561

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

                          ----------------------------
(Mark One)

/X/ 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

               For the quarterly period ended September 30, 1998 or

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

                     Yes  'X'                       No  ___

	The number of outstanding shares of the issuer's common stock, $.01 par value, was 18,156,858 shares as of October 1, 1998.

TABLE OF CONTENTS

                       PART I. - FINANCIAL INFORMATION



ITEM 1.	FINANCIAL STATEMENTS

        Reference is made to the succeeding pages for the following financial statements:

        -  Balance Sheets as of December 31, 1997 and September 30, 1998

        - Statements of Operations for the three months ended September 30, 1997 and 1998 and nine months ended September 30, 1997 and 1998

        - Statements of Cash Flows for the nine months ended September 30, 1997 and 1998

        -  Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                       PART II. - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        /a/  Exhibits

             4.1 Certificate of Designations, Preferences and Rights of
                 Serial Preferred Stock - 6% Convertible Preferred Stock

             27. Financial Data Schedule

        /b/  Reports on Form 8-K

             No reports were filed on Form 8-K during the quarterly period ended September 30, 1998.

                       PARALLEL PETROLEUM CORPORATION

                              BALANCE SHEETS


                                                        December 31,   September 30, 1998
ASSETS                                                      1997          (Unaudited)
------                                                  ------------      -----------
Current assets:
   Cash and cash equivalents                             $   597,149      $     7,932
   Accounts receivable:
     Oil and gas                                           1,649,350        1,795,975
     Other, net of allowance for doubtful accounts
       of $28,130 in 1997 and 1998                           915,358          751,562
     Affiliate                                                 9,506           10,055
                                                         -----------      -----------
                                                           2,574,214        2,557,592
Other assets                                                  37,183           98,384
                                                         -----------      -----------

     Total current assets                                  3,208,546        2,663,908
                                                         -----------      -----------

Property and equipment, at cost:
   Oil and gas properties, full cost method               62,659,570       79,075,135
   Other                                                     433,922          287,619
                                                         -----------      -----------
                                                          63,093,492       79,362,754
Less accumulated depreciation and depletion               16,514,102       19,421,854
                                                         -----------      -----------
     Net property and equipment                           46,579,390       59,940,900
                                                         -----------      -----------
Other assets, net of accumulated amortization of
   $52,263 in 1997 and $79,355 in 1998                        67,596           72,127
                                                         -----------      -----------
                                                         $49,855,532      $62,676,935
                                                         ===========      ===========


                                                        December 31,   September 30, 1998
                                                            1997          (Unaudited)
                                                        -------------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities:
     Trade                                             $ 5,313,439        $ 5,981,542
     Affiliates                                             14,660              1,688
   Other                                                        --            105,000
   Income taxes payable                                     42,586                 --
                                                       -----------        -----------
     Total current liabilities                           5,370,685          6,088,230
                                                       -----------        -----------
Long-term debt                                          12,182,610         17,906,000
Deferred income taxes                                    3,183,484          3,369,448

Stockholders' equity:
   Preferred stock - $.60 Cumulative Convertible
     Preferred stock - par value $.10 per share,
     (aggregate liquidation preference of $10),
     authorized 10,000,000 shares, issued and
     outstanding 600,000 in 1998                                --             60,000
   Common stock - par value $.01 per share,
     authorized 60,000,000 shares, issued and
     outstanding 18,114,358 in 1997 and 18,156,858
     in 1998                                               181,144            181,569
   Additional paid-in surplus                           22,839,049         28,663,398
   Retained earnings                                     6,098,560          6,408,290
                                                       -----------        -----------
    Total stockholders' equity                          29,118,753         35,313,257

Contingencies
                                                       -----------        -----------
                                                       $49,855,532        $62,676,935
                                                       ===========        ===========


* The balance sheet as of December 31, 1997 has been derived from the Company's audited financial statements. The accompanying notes are an integral part of these financial statements.

                       PARALLEL PETROLEUM CORPORATION

                          STATEMENTS OF OPERATIONS

              Three Months Ended September 30, 1997 and 1998
              Nine Months Ended September 30, 1997 and 1998

                               (Unaudited)

                                                Three Months            Nine Months
                                               1997       1998       1997      1998
                                           ---------- ---------- ---------- ----------
Oil and gas revenues                       $2,878,040 $2,540,809 $9,573,421 $7,106,512
                                           ---------- ---------- ---------- ----------
Cost and expenses:
  Lease Operating expense                     713,319    622,205  2,253,102  1,792,895
  General and administrative                  123,125    227,865    421,038    647,371
  Depreciation, depletion and amortization    793,416  1,114,438  2,608,024  3,108,721
                                           ----------  --------- ---------- ----------
                                            1,629,860  1,964,508  5,282,164  5,548,987
                                           ----------  --------- ---------- ----------
     Operating income                       1,248,180    576,301  4,291,257  1,557,525
                                           ----------  --------- ---------- ----------
Other income (expense), net:
  Interest income                               3,629        403      8,232        873
  Other income                                  8,031      8,226     24,996     59,337
  Interest expense                           (216,041)  (396,682)  (592,958)(1,042,777)
  Other expense                                (1,545)    (2,687)    (6,329)   (11,264)
                                           ---------- ---------- ---------- ----------
     Total other expense, net                (205,926)  (390,740)  (566,059)  (993,831)
                                           ---------- ---------- ---------- ----------
Income before income taxes                  1,042,254    185,561  3,725,198    563,694

Income tax expense - deferred                 343,943     61,269  1,229,315    185,964
                                           ---------- ---------- ---------- ----------
     Net income                            $  698,311 $  124,292 $2,495,883 $  377,730
                                           ========== ========== ========== ==========
Cumulative preferred stock dividend        $       -- $   90,000 $       -- $  173,000
                                           ========== ========== ========== ==========
     Net income available to
        Common stockholders                $  698,311 $   34,292 $2,495,883 $  204,730
                                           ========== ========== ========== ==========
Net income per common share
Basic                                      $     .039 $     .002 $     .140 $     .011
                                           ========== ========== ========== ==========
        Diluted                            $     .037 $     .002 $     .134 $     .011
                                           ========== ========== ========== ==========
Weighted average common shares
  Outstanding - basic                      17,815,043 18,381,967 17,778,775 18,207,852
                                           ========== ========== ========== ==========
  Outstanding - diluted                    18,720,939 18,756,045 18,574,554 18,751,500
                                           ========== ========== ========== ==========

The accompanying notes are an integral part of these financial statements

                       PARALLEL PETROLEUM CORPORATION

                          STATEMENTS OF CASH FLOWS

                Nine Months Ended September 30, 1997 and 1998

                               (Unaudited)

                                                            1997         1998
                                                         -----------  -----------
Cash flows from operating activities:
    Net income                                          $2,495,883      $  377,730
    Adjustments to reconcile net income to net cash
      Provided by operating activities:
        Depreciation, depletion and amortization         2,608,024       3,108,721
        Income taxes                                     1,229,315         185,964
    Decrease (increase) in other, net                        1,882          (4,531)

    Changes in assets and liabilities:
      Decrease in accounts receivable                      887,510          16,622
      Increase in prepaid expenses and other              (115,628)        (61,201)
      (Decrease) increase in accounts payable and
         accrued liabilities                              (493,329)        612,545
                                                         ---------      ----------
    Net cash provided by operating activities            6,613,657       4,235,850
                                                         ---------      ----------
Cash flows from investing activities:
    Additions of property and equipment                (13,620,405)    (17,353,375)
    Proceeds from disposition of property and equipment  5,662,408         883,144
                                                        ----------     -----------
             Net cash used in investing activities      (7,957,997)    (16,470,231)
                                                        ----------     -----------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt         11,215,000      14,307,390
   Payment of long-term debt                           (11,433,781)     (8,584,000)
   Proceeds from exercise of options and warrants           71,968          70,625
   Stock offering costs                                         --         (80,851)
   Proceeds from common stock issuance                   1,469,915              --
   Proceeds from preferred stock issuance                       --       6,000,000
   Payment of preferred stock dividend                          --         (68,000)
                                                        ----------      ----------
             Net cash provided by financing activities   1,323,102      11,645,164
                                                        ----------      ----------
Net decrease in cash and cash equivalents                  (21,238)       (589,217)
Beginning cash and cash equivalents                         41,569         597,149
                                                        ----------      ----------
Ending cash and cash equivalents                        $   20,331      $    7,932
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

NOTE 2. LONG TERM DEBT

	The Company and its bank lender are parties to a loan agreement pursuant to which the Company may borrow up to the lesser of $30,000,000 or the "borrowing base" then in effect. The borrowing base at September 30, 1998 was $21,100,000 includes (i) a $19,100,000 revolving credit facility
(the "Revolving Facility") and (ii) an additional $2,000,000 non-revolving line of credit (the "Development Facility"). Loans are made to the Company under a promissory note secured by substantially all of the Company's oil and gas properties. All indebtedness under the Revolving Facility matures on July 1, 2001 and all indebtedness under the Development Facility is due and payable on March 31, 1999. Loans made to the Company under the Revolving Facility bear interest at the election of the Company at a rate equal to (i) the bank's base lending rate less .25% or (ii) the bank's Eurodollar rate plus a margin of 2.50%. Loans made under the Development Facility bear interest at the bank's base lending rate plus 5.50%. Interest only is payable monthly until maturity. On September 30, 1998, the interest rate in effect under the Revolving Facility was the bank's base lending rate less .25%, or 8.25%. The interest rate in effect for the Development Facility was the bank's base rate plus 5.5% or 14.0% at September 30, 1998. Commitment fees of .25% per annum on the difference between the borrowing base and the average daily amount outstanding are due quarterly. Under terms of the loan facility, the principal amount outstanding at any one time may never exceed the borrowing base established by the bank. The borrowing base reduces automatically each month at a rate of $380,000 (the "monthly reduction amount"). The borrowing base and the monthly reduction amount are redetermined by the bank on or about April 1 and October 1 of each year or at such other times as the bank may elect. At September 30, 1998, the principal amount outstanding under the Revolving Facility was $17,906,000 and the Company had no borrowings outstanding under the Development Facility at the same date. In October, 1998, the Company borrowed $100,000 under the Development Facility, which amount is outstanding at the date of this report.

	The loan agreement requires the Company to comply with certain covenants including limits on additional debt, maintenance of minimum levels of financial ratios and dividend payment restrictions.

	At September 30, 1998, the Company was in default under the loan agreement for an event of noncompliance with a certain covenant of the loan agreement. The Company has obtained a waiver of the default from its bank
lender.   However, as of November 10, 1998, the Company was again in compliance with the covenant.

NOTE 3.	CONVERTIBLE PREFERRED STOCK

	On October 30, 1998, the Company completed a private placement of 374,500 shares of its 6% Convertible Preferred Stock, $0.10 par value per share (the "Preferred Stock"). Cumulative dividends of $0.60 are payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 1998. Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. See Part II - Other Information - Item 2.

	The Company may redeem the Preferred Stock, in whole or part, after October 20, 1999, for $10 per share plus accrued dividends.

        Proceeds received, net of expenses, were approximately $3,734,000. The net proceeds from the sale of the Preferred Stock were used to reduce the indebtedness under the Company's loan agreement.

        On October 16, 1998, the Company completed an exchange offer of 600,000 shares of its 6% Convertible Preferred Stock, $0.10 par value per share (the

"Preferred Stock") in exchange for all of the outstanding shares of the Company's $.60 Cumulative Convertible Preferred Stock ("Old Preferred Stock"). The exchange offer was conditioned on 100% of the Old Preferred Stock being exchanged and the Company's agreement to offer to holders (or their affiliates), additional shares of Preferred Stock equal to not less than 10% of the number of shares of Old Preferred Stock held by them. In the Exchange Offer, one share of Preferred Stock was exchanged for each share of Old Preferred Stock.

        Holders of Old Preferred Stock who exchanged shares in the Exchange Offer have substantially the same rights as holders of Old Preferred Stock, except that (i) the date on which the Preferred Stock can be converted is six months and one day after the closing of the Exchange Offer; (ii) the date on which the Company can redeem the Preferred Stock will be October 20, 1999 rather than April 8, 1999; and (iii) the conversion price is lower. Each share of Preferred Stock may be converted, at the option of the holder, into
2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. See Part II - Other Information - Item 2.

NOTE 4:	FULL COST CEILING TEST

	The Company uses the full cost method to account for its oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties.
In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less related deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under the Securities and Exchange Commission rules and regulations, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices increased sufficiently such that an excess above the ceiling would not have existed if the increased prices were used in the calculations.

        At December 31, 1997, March 31, 1998, June 30, 1998, and September 30, 1998, the Company's net book value of oil gas properties, less related deferred income taxes, was below the calculated ceiling. As a result, the Company was not required to record a reduction of its oil and gas properties under the full cost method of accounting. If oil prices continue to deteriorate and natural gas prices further weaken, the Company may be required to record a non-cash charge to earnings in subsequent accounting periods if the net book value of its oil and gas properties exceeds the ceiling limitation. Non-cash charges to earnings resulting from ceiling test impairment do not represent a write-down of the Company's proved oil and gas reserves and do not affect the Company's cash flows. However, a ceiling test impairment would have the effect of reducing future depreciation, depletion and amortization charges and, therefore, increasing reported earnings in subsequent periods.

NOTE 5. NET INCOME PER COMMON SHARE

	The Company implemented Statement of Financial Accounting Standards No. 128 ("SFAS 128") - Earnings per Share, for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. SFAS 128 has been applied retroactively for each period presented. In accordance with SFAS 128, the reconciliation of the numerators and denominators for diluted DPS is presented below:

                                                        Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                       1997            1998         1997            1998
                                                    ----------      ----------   ----------      ----------

Basic EPS Computation:
  Numerator -
    Net income                                     $  698,311      $   124,292   $2,495,883      $  377,730
    Preferred stock dividends                              --          (90,000)         --         (173,000)
                                                   ----------       ----------   ----------      ----------
    Net income available to common Stockholders       698,311           34,292    2,495,883         204,730
  Denominator
    Weighted average common shares outstanding     17,815,043       18,381,967   17,778,775      18,207,852
                                                   ----------       ----------   ----------      ----------
Basic EPS                                          $    0.039       $    0.002   $    0.140      $    0.011
                                                   ==========       ==========   ==========      ==========


                                                          Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,
                                                         1997            1998         1997            1998
                                                     ----------      ----------    ----------       ----------
Diluted EPS Computation:
  Numerator -
    Net income                                       $  698,311      $  124,292    $2,495,883       $  377,730
    Preferred stock dividend                                 --         (90,000)           --         (173,000)
                                                     ----------      ----------    ----------       ----------
    Net income available to common stockholders         698,311          34,292     2,495,883          204,730
                                                     ==========      ==========    ==========       ==========
  Denominator
    Weighted average common shares outstanding       17,815,043      18,381,967    17,778,775       18,207,852
      Employee stock options                            888,979         370,530       788,525          537,307
      Warrants                                           16,917           3,548         7,254            6,341
                                                     ----------      ----------    ----------       ----------
                                                     18,720,939      18,756,045    18,574,554       18,751,500
                                                     ==========      ==========    ==========       ==========
Diluted EPS                                          $    0.037      $    0.002    $    0.134       $    0.011
                                                     ==========      ==========    ==========       ==========


        Convertible preferred stock equivalents of 937,500 shares and 600,292 shares for the three month and nine month periods ended September 30, 1998, respectively, that could potentially dilute basic EPS in the future, were not included in the computation of diluted earnings per share for the periods presented because to do so would have been antidilutive.

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

        Industry conditions have deteriorated significantly during the latter part of 1997 and the first ten months of 1998 as a result of declining oil prices and weakening gas prices. There is an excess supply of, and reduced demand for, crude oil worldwide. This excess supply has placed downward pressure on oil prices in the United States as well as worldwide. Natural gas prices have declined, primarily due to decreased demand and normal seasonal conditions. There is substantial uncertainty regarding future oil and gas prices. There can be no assurance that oil and gas prices will not further decline in the future.

        If the decline in crude oil and natural gas prices worsens or continues for a protracted period, it would adversely affect the Company's revenues, net income and cash flows from operations. Also, if prices stay at present levels for an extended period of time or decline further, the Company may delay or postpone certain of its capital projects.

	For the three months ended September 30, 1998, the average sales price received by the Company for its crude oil production averaged $12.15 per barrel compared with $19.88 per barrel at December 31, 1997. The average sales price for natural gas during this same period was $2.25 per mcf compared with $2.70 per mcf at December 31, 1997.

        The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See note 4. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized.

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

	The Company's quarterly production and results of operations vary from quarter to quarter. Based on its scheduled drilling activities, the Company does not currently anticipate that its production volumes in the fourth quarter of 1998 will decrease significantly compared to its production volumes in the prior year. However, normal operating considerations and other factors could result in decreased production volumes in the fourth quarter.

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


                                       Three Months Ended               Three Months Ended
                                   3-31-98   6-30-98   9-30-98         9-30-97      9-30-98
                                   -------   -------   -------         -------      -------

Production and Prices:
  Oil (Bbls)                       43,375     44,484    48,321          35,217       48,321
  Natural gas (Mcf)               719,905    818,631   869,215         793,660      869,215
  Equivalent barrels of oil (EBO) 163,359    180,923   193,190         167,494      193,190

  Oil price (per Bbl)              $14.08     $13.64    $12.15          $21.57       $12.15
  Gas price (per Mcf)              $ 2.09     $ 2.26    $ 2.25          $ 2.67       $ 2.25
  Price per EBO                    $12.93     $13.56    $13.15          $17.18       $13.15

Results of Operations per EBO
Oil and gas revenues               $12.93     $13.56    $13.15          $17.18       $13.15
Costs and expenses:
  Lease operating expense            3.41       3.39      3.22            4.26         3.22
  General and administrative         1.35       1.10      1.18             .73         1.18
  Depreciation and depletion         5.70       5.88      5.77            4.74         5.77
                                   ------     ------    ------          ------       ------
    Total costs and expenses        10.46      10.37     10.17            9.73        10.17
                                   ------     ------    ------          ------       ------
Operating income                     2.47       3.19      2.98            7.45         2.98




                                       Three Months Ended               Three Months Ended
                                   3-31-98   6-30-98   9-30-98         9-30-97      9-30-98
                                   -------   -------   -------         -------      -------


Interest expense (net)               1.86       1.89      2.05            1.27         2.05
Other expense (income)               (.06)      (.18)     (.03)           (.04)        (.03)
                                   ------     ------    ------          ------       ------
Pretax income                         .67       1.48       .96            6.22          .96
Income tax expense - deferred        (.22)       .49       .32            2.05          .32
                                   ------     ------    ------          ------       ------
Net income                         $  .45     $  .99       .64            4.17          .64
                                   ------     ------    ------          ------       ------
Income before working
  capital adjustments              $ 6.37     $ 7.36    $ 6.73          $10.96       $ 6.73
                                   ======     ======    ======          ======       ======


                                             Nine Months Ended
                                       9-30-96    9-30-97    9-30-98
                                       -------    -------    -------
Production and Prices:
  Oil (Bbls)                           163,303    133,924    136,180
  Natural gas (Mcf)                  2,672,242  2,632,460  2,407,751
  Equivalent barrels of oil (EBO)      608,677    572,667    537,472

  Oil price (per Bbl)                   $21.00     $20.45     $13.25
  Gas price (per Mcf)                   $ 2.34     $ 2.60     $ 2.20
  Price per EBO                         $15.93     $16.72     $13.22

Results of Operations per EBO
Oil and gas revenues                    $15.93     $16.72     $13.22
Costs and expenses:
  Lease operating expense                 3.13       3.93       3.34
  General and administrative               .64        .74       1.20
  Depreciation and depletion              4.30       4.55       5.78
                                        ------     ------     ------
    Total costs and expenses              8.07       9.22      10.32
                                        ------     ------     ------
Operating income                          7.86       7.50       2.90
                                        ------     ------     ------
Interest expense, net                     1.53       1.03       1.94
Other expense (income)                    (.09)      (.03)      (.09)
                                        ------     ------     ------
Pretax income                             6.42       6.50       1.05
Income tax expense                        2.18       2.15        .35
                                        ------     ------     ------
Net income                                4.24       4.35        .70
                                        ------     ------     ------
Net cash flow before working
  capital adjustments                   $10.72     $11.05     $ 6.83
                                        ======     ======     ======


The following table sets forth for the periods indicated the percentage of t otal revenues represented by each item reflected on the Company's statement of operations.

                                  Three Months Ended                      Nine Months Ended
                             3-31-98    6-30-98    9-30-98               9-30-97      9-30-98
                             -------    -------    -------               -------      -------

Oil and gas revenues          100.0%     100.0%     100.0%               100.0%        100.0%
Costs and expenses:
  Lease operating expense      26.4       25.0       24.5                 23.5          25.3
  General and administrative   10.4        8.1        9.0                  4.4           9.1
  Depreciation and depletion   44.1       43.4       43.8                 27.2          43.7
                             ------     ------     ------               ------        ------
    Total costs and expenses   80.9       76.5       77.3                 55.1          78.1
                             ------     ------     ------               ------        ------
Operating income               19.1       23.5       22.7                 44.9          21.9
                             ------     ------     ------               ------        ------


                                  Three Months Ended                      Nine Months Ended
                             3-31-98    6-30-98    9-30-98               9-30-97      9-30-98
                             -------    -------    -------               -------      -------

Interest expense, net          14.4       13.9       15.6                  6.2          14.7
Other expense (income)          (.5)      (1.4)       (.2)                 (.2)          (.7)
                             ------     ------     ------               ------        ------
Pretax income                   5.2       11.0        7.3                 38.9           7.9
Income tax expense - deferred   1.7        3.6        2.4                 12.8           2.6
                             ------     ------     ------               ------        ------
Net income                      3.5%       7.4%       4.9%                26.1%          5.3%
                             ======     ======     ======               ======        ======


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998:

	Oil and Gas Revenues. Oil and gas revenues decreased $337,231, or 12%, to $2,540,809 for the three months ended September 30, 1998, from $2,878,040 for the same period of 1997. The decrease was primarily the result of a decrease of 24% in the average sales price per EBO from $17.18 in the three months ended September 30, 1997 to $13.15 for the same period of 1998, offset by an increase of 25,696 EBO, or 15%, to 193,190 EBO in the Company's oil and gas production. Approximately 230% of the decrease in revenues were attributable to the decrease in the average sales price offset by approximately 130% increase attributable to an increase in oil and gas production volumes.

        Production Costs. Production costs decreased $91,114, or 13%, to $622,205 during the third three months of 1998, compared with $713,319 for the same period of 1997. Average production costs per EBO decreased $1.04, or 24%, to $3.22 for the third three months in 1998 compared to $4.26 for the same period in 1997, primarily a result of adding lower cost oil and gas production.

	General and Administrative Expenses. General and administrative expenses increased by 104,740 or 85% to $227,865 for the third three months of 1998, from $123,125 for the same period of 1997. The increase was primarily due to an increase in the state of Delaware franchise taxes, the Company capitalizing less of its general and administrative expenses and the addition of one employee. General and administrative expenses were $1.18 per EBO in the third three months of 1998 compared to $.73 per EBO in the third three months of 1997. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

	Depreciation, Depletion and Amortization Expense.   Depreciation,
depletion and amortization expense ("DD&A") increased by $321,022, or 41%, to $1,114,438 for the third three months of 1998 compared with $793,416 for the same period of 1997. As a percentage of revenues, the DD&A rate increased by 16% when compared with the prior year third quarter, a result of increased production volumes, a decrease in the average sales price per EBO received by the Company and an increase in the DD&A rate per EBO. The DD&A rate per EBO increased to $5.77 for the third quarter 1998 compared with $4.74 per EBO for the third quarter of 1997. The increase in the DD&A rate per EBO is attributable to a revision in the Company's proven reserve estimates, primarily the result of lower oil and gas prices in effect at September 30, 1998, compared with prices in effect at December 31, 1997, and the effect of limited reserve additions for new wells brought on production by the Company in the third quarter of 1998. Until production histories are established for new wells, the quantities of estimated reserves to be added are limited. Generally, after production histories are established, additional quantities of reserves can be booked, thereby increasing the quantities of reserves used in calculating the DD&A rates.

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

	Net Interest Expense.   Interest expense increased $183,867, or 87%,
to $396,279 for the three months ended September 30, 1998 compared with $212,412 for the same period of 1997, due principally to increased borrowings against the Company's revolving line of credit associated with an accelerated level of 3-D seismic acquisition and drilling activities.

        Income Tax Expense. The Company had an effective tax rate of 33% for the three months ended September 30, 1998 and 1997.

        Net Income and Operating Cash Flow. Net income decreased $574,019, or 82%, to $124,292 for the three months ended September 30, 1998, compared to $698,311 for the three months ended September 30, 1997. Operating cash flow decreased $535,671, or 29%, to $1,299,999 for the three months ended September 30, 1998 compared to $1,835,670 for the three months ended September 30, 1997. The decreases in net income and operating cash flow resulted from a 12% decrease in oil and gas revenues, an 85% increase in general and administrative costs, a 41% increase in DD&A, and a 87% increase in interest expense offset by a 13% decrease in production costs.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997:

	Oil and Gas Revenues. Oil and gas revenues decreased $2,466,909, or 26%, to $7,106,512 for the nine months ended September 30, 1998, from $9,573,421 for the same period of 1997. The decrease was primarily the result of a decrease of 21% in the average sales price per EBO from $16.72 in the nine months ended September 30, 1997 to $13.22 for the same period of 1998, a decrease of 35,195 EBO, or 6%, to 537,472 EBO in the Company's oil and gas
production.   Approximately 76% of the decrease in revenues were attributable to the decrease in the average sales price and approximately 24% were attributable to decreased oil and gas production volumes.

	Production Costs. Production costs decreased $460,207, or 20%, to $1,792,895 during the first nine months of 1998, compared with $2,253,102 for the same period of 1997. The 6% decrease in production of 35,195 EBO was
primarily responsible for the decrease in production costs per EBO.   Average
production costs per EBO decreased $.59, or 15%, to $3.34 for the first nine months in 1998 compared to $3.93 for the same period in 1997, primarily a result of adding lower cost oil and gas production.

	General and Administrative Expenses. General and administrative expenses increased by 226,333 or 54% to $647,371 for the first nine months of 1998, from $421,038 for the same period of 1997. The increase was primarily due to an increase in the state of Delaware franchise taxes, the Company capitalizing less of its general and administrative expenses and the addition of one employee. General and Administrative expenses were $1.20 per EBO in the first nine months of 1998 compared to $.74 per EBO in the first nine months of 1997. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

	Depreciation, Depletion and Amortization Expense.   Depreciation,
depletion and amortization expense ("DD&A") increased by $500,697, or 19%, to $3,108,721 for the first nine months of 1998 compared with $2,608,024 for the same period of 1997. As a percentage of revenues, the DD&A rate increased by 17% when compared with the prior year nine-month period, a result of increased production volumes, a decrease in the average sales price per EBO received by the Company and an increase in the DD&A rate per EBO. The DD&A rate per EBO increased to $5.78 for the first nine months
1998 compared with $4.55 per EBO for the first nine months of 1997. The increase in the DD&A rate per EBO is attributable to a revision in the Company's proven reserve estimates, primarily the result of lower oil and gas prices in effect at September 30, 1998 compared with prices in effect at December 31, 1997, and the effect of limited reserve additions for new wells brought on production by the Company in the third quarter of 1998. Until production histories are established for new wells, the quantities of estimated reserves to be added are limited. Generally, after production histories are established, additional quantities of reserves can be booked, thereby increasing the quantities of reserves used in calculating the DD&A rates.

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

	Net Interest Expense.   Interest expense increased $457,178, or 78%,
to $1,041,904 for the nine months ended September 30, 1998 compared with $584,726 for the same period of 1997, due principally to increased borrowings against the Company's revolving line of credit associated with an accelerated level of 3-D seismic acquisition and drilling activities.

        Income Tax Expense. The Company had an effective tax rate of 33% for the nine months ended September 30, 1998 and 1997.

        Net Income and Operating Cash Flow. Net income decreased $2,118,153, or 85%, to $377,730 for the nine months ended September 30, 1998, compared to $2,495,883 for the nine months ended September 30, 1997. Operating cash flow decreased $2,660,807, or 42%, to $3,672,415 for the nine months ended September 30, 1998 compared to $6,333,222 for the nine months ended September 30, 1997. The decreases in net income and operating cash flow resulted from a 26% decrease in oil and gas revenues, a 54% increase in general and administrative costs, a 19% increase in DD&A, and a 78% increase in interest expense offset by a 20% decrease in production costs.

LIQUIDITY AND CAPITAL RESOURCES

	Working capital decreased $1,157,183 as of September 30, 1998 compared to December 31, 1997. Current liabilities exceeded current assets by $3,319,322 at September 30, 1998 compared to $2,162,139 at December 31, 1997. Current assets decreased primarily due to a slight decrease of $16,622 in accounts receivable offset by an increase of $61,201 in prepaid expenses and a decrease in cash of $589,217 . The decrease in cash was primarily due to the Company's investments in oil and gas drilling activities, payment of trade payables and the Company's cash management system, whereby it maintains minimum cash balances with any excess cash applied against its bank line of credit. The Company continues to employ 3-D seismic technology in conjunction with its drilling activities, which are concentrated on certain gas prospects located onshore the Texas Gulf Coast.

	The Company incurred net property costs of $16,415,565 primarily for its oil and gas property acquisition, development, and enhancement activities for the nine months ended September 30, 1998. Such costs were financed by the utilization of the Company's cash provided by operations, proceeds from the sale of certain properties, net cash provided by its line of credit and proceeds from the issuance of preferred stock.

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

        Industry conditions have deteriorated significantly during the latter part of 1997 and the first ten months of 1998 as a result of declining oil prices and weakening gas prices. There is an excess supply of, and reduced demand for, crude oil worldwide. This excess supply has placed downward pressure on oil prices in the United States as well as worldwide. Natural gas prices have declined, primarily due to decreased demand and normal seasonal conditions. There is substantial uncertainty regarding future oil and gas prices. There can be no assurance that oil and gas prices will not further decline in the future.

	If the decline in crude oil and natural gas prices worsens or continues for a protracted period, it would adversely affect the Company's revenues, net income and cash flows from operations. Also, if prices stay at present levels for an extended period of time or decline further, the Company may delay or postpone certain of its capital projects.

	During 1997, the average sales price received by the Company for its oil was approximately $19.88 per barrel ("Bbl"), as compared to $21.83 in 1996, while the average sales prices for the Company's gas was approximately $2.70 per thousand cubic feet ("Mcf") in 1997, as compared to $2.55 per Mcf in 1996. At September 30, 1998, the average price received by the Company for its oil production was approximately $13.25 per Bbl, while the average price received by the Company, at that same date, for its gas production was approximately $2.20 per Mcf.

INFORMATION SYSTEMS FOR THE YEAR 2000

	The Company will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could significantly affect the Company's operation and financial condition, as well as the Company's ability to manage operating activities. Currently, the Company plans to purchase software modifications from third parties in order to correct any existing deficiencies. The total cost will be approximately $10,000 and the information systems are anticipated to be updated in early or mid 1999. Year 2000 issues as they relate to field operation programs, suppliers, contractors and other third parties are in the process of evaluation by the Company. In this regard, the Company has commenced discussions with its software providers for the Company's accounting system and the Company's software provider for individual personal computers. The Company has received written assurances from its accounting software provider that the program leased by the Company will be in compliance in early 1999. Software providers for the Company's personal computers have verbally confirmed their readiness for the year 2000, but have not, as of this date of this report, furnished any written confirmation of compliance. Based on current available information, the Company does not anticipate that the costs associated with any necessary in house modifications will be material to the Company's operations or financial condition.

	The Company has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Company. Plans are under way to perform an evaluation in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Company. A potential source of risk includes, but is not limited to, the inability of significant purchasers, suppliers and exploration partners to be Year 2000 compliant, which could have a material effect on the Company's production, cash flow and overall financial condition. The Company is aware that at least one operator of a prospect in which the company owns an interest is not Year 2000 compliant, payment of revenues from the prospect could be disrupted, depending upon the extent to which the operator is computer reliant for processing and generating revenue checks for working interest owners such as the Company. The Company currently does not have a contingency plan in place to cover any problems relating to the year 2000, but is taking steps necessary to produce such a plan.

                          PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES

	On October 16, 1998, the Company issued 600,000 shares of its 6% Convertible Preferred Stock, $0.10 par value per share (the "Preferred Stock") in exchange for all of the outstanding shares of the Company's $.60
Cumulative Convertible Preferred Stock ("Exchange Stock"). The exchange offer was conditioned on, among other things, 100% of the Exchange Stock being exchanged and the Company's agreement to offer to holders (or their affiliates) additional shares of Preferred Stock equal to not less than 10% of the number of shares of Exchange Stock held by them. In the exchange offer, one share of Preferred Stock was exchanged for each share of Exchange Stock.

        Dividends of $.60 per share per annum, cumulative from date of issue, are payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 1998. Each share of Preferred Stock may be converted at any time after April 21, 1999, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Preferred Stock may be redeemed at the Company's option, in whole or part, after October 20, 1999, for $10 per share plus accrued dividends. The Preferred Stock does not have any voting rights, except as required by applicable law and except that as long as any shares of Preferred Stock remain outstanding, the holders of a majority of the outstanding shares of the Preferred Stock may vote on any proposal to change any provision of the Preferred Stock which materially and adversely affects the rights, preferences or privileges of the Preferred Stock. The Preferred Stock is senior to the Common Stock with respect to dividends and on liquidation, dissolution or winding up of the Company. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends. The rights, privileges and preferences of the Preferred Stock are generally the same as the Exchange Stock, except that the initial conversion price of the Preferred Stock is $3.50 per share, while the initial conversion price of the Exchange Stock was $6.40 per share.

	On October 30, 1998, and following the exchange offer, the Company completed a private placement of 374,500 additional shares of Preferred Stock at a price of $10 per share. Proceeds received, net of expenses, were approximately $3,734,000. The net proceeds from the sale of the Preferred Stock were used to reduce outstanding bank indebtedness under the Company's loan agreement.

	The 600,000 shares of Preferred Stock issued in the exchange offer and the additional 374,500 shares of Preferred Stock sold in the private placement were issued to a total of thirteen accredited investors. The Preferred Stock was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

            4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock

            27.   Financial Data Schedule

                  (b)  Reports on form 8-K

                       No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES



	PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              PARALLEL PETROLEUM CORPORATION



Date:    November 16, 1998                    /s/ THOMAS R. CAMBRIDGE
                                             ---------------------------
                                             THOMAS R. CAMBRIDGE
                                             CHIEF EXECUTIVE OFFICER



Date:    November 16, 1998                   /s/ LARRY C. OLDHAM
                                             ---------------------------
                                             LARRY C. OLDHAM,
                                             PRESIDENT AND
                                             PRINCIPAL FINANCIAL OFFICER

INDEX TO EXHIBITS


Exhibit
 No. 	Description of Exhibit
------	--------------------------

*4.1	Certificate of Designations, Preferences and Rights of
	Serial Preferred Stock - 6% Convertible Preferred Stock

*27	Financial Data Schedule











-----------------------

* Filed herewith