Form 10-K
period 1998-12-31
PARALLEL PETROLEUM CORP /DE/
filed 1999-03-31
CIK 750561

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10 - K


                                                              [X]
         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934




          For the fiscal year ended December 31, 1998



                                                             [  ]
Transition Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the transition period from ______ to ______.


               Commission File Number:  0 - 13305

                 PARALLEL PETROLEUM CORPORATION

     (Exact Name of Registrant as Specified in its Charter)

           Delaware                                75-1971716
-------------------------------               --------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)               Identification No.)

        110 North Marienfeld Street
      One Marienfeld Place, Suite 465
               Midland, Texas                        79701
----------------------------------------          ----------
(Address of Principal Executive Offices)          (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (915) 684-3727
                                                           ----- --------

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


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 1999 was approximately $32,080,751, based on the last sale price of the common stock on the same date.


At March 15, 1999 there were 18,331,858 shares of common stock outstanding.


       (i)
                            FORM 10-K

                  PARALLEL PETROLEUM CORPORATION

                        TABLE OF CONTENTS


 Item No.                                                        Page

                              PART I

Item 1.        Business. . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . . .23
Item 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . .27
Item 4.        Submission of Matters to a Vote
                 of Security Holders . . . . . . . . . . . . . . . . . . .27

                             PART II

Item     5.    Market for Registrant's Common Equity and
                 Related Stockholder Matters . . . . . . . . . . . . . . .28
Item     6.    Selected Financial Data . . . . . . . . . . . . . . . . . .30
Item     7.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . . .31
Item     7A.   Quantitative and Qualitative Disclosures
                 About Market Risk . . . . . . . . . . . . . . . . . . . .52
Item     8.    Financial Statements and Supplementary Data . . . . . . . .54
Item     9.    Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure. . . . . . . . . . . . . . . . . . . . . . . .54

                             PART III

Item     10.   Directors and Executive Officers of the Registrant. . . . .55
Item     11.   Executive Compensation. . . . . . . . . . . . . . . . . . .59
Item     12.   Security Ownership of Certain Beneficial Owners
                 and Management  . . . . . . . . . . . . . . . . . . . . .69
Item     13.   Certain Relationships and Related Transactions. . . .  . ..72


                             PART IV

Item     14.   Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .75

        (ii)

                           Forward Looking Statements


    Some statements contained in our Form 10-K report are "forward-looking statements". All statements other than statements of historical facts included in this document, including without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurances that our expectations will prove to be correct. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include:

         .    risks associated with the drilling of wells;

         .    competition;

         .    financing availability;

         .    fluctuations in prices of gas and oil;

         .    governmental regulations;

         .    geological concentration of our reserves; and

         .    the Year 2000 issue.

    For these and other reasons, actual results may differ materially from those projected or implied. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements.

                               PART I

                         ITEM 1.   BUSINESS




General

    Parallel Petroleum is an independent energy company. Our primary business is natural gas and oil exploration, development and production, and the acquisition of producing properties.

    We own interests in two core areas: the onshore gulf coast area of south Texas and the Permian Basin of west Texas.

    Throughout this report, we refer to some terms that are commonly used and understood in the gas and oil industry. These terms are:
Mcf, Bcf, Bbls and EBO. Mcf refers to the quantity of one thousand cubic feet of natural gas and Bcf means one billion cubic feet of natural gas. Bbls means barrels of oil or crude oil condensate. An EBO is an equivalent barrel of oil, or 6 Mcf of natural gas for one barrel of oil.

    At December 31, 1998, our estimated proved reserves were approximately 26.0 Bcf of natural gas and 1.72 million Bbls of oil. The present value of our pretax future net revenues was approximately
$26.8 million. Approximately 72% of our proved reserves are natural gas and approximately 67% are categorized as proved developed reserves.

    During 1998, we participated in drilling 23 gross (5.48 net) exploratory and development wells. Thirteen gross (3.32 net) wells were productive and 10 gross (2.16 net) wells were dry holes.

    Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1994.

    Our executive offices are located at 110 Marienfeld Place, Suite 465, Midland, Texas 79701. Our telephone number is (915) 684-3727.

Business Strategies

    In pursuing our goal of capital appreciation for our stockholders, we emphasize the following strategies:

         .    focusing on exploration activities;

         .    using advanced technologies;

         .    serving as geophysical operator;

         .    emphasizing cost controls; and

         .    positioning for opportunity.

    These strategies are discussed in more detail in the following paragraphs.

    Focusing on Exploration Activities. We seek to increase our gas and oil reserves and production through targeted exploration activities in our core operating areas. We focus on prospects having the following characteristics:

         .    known geological and reservoir characteristics;

         . located near existing wells so data from these wells can be correlated with seismic data for prospects; and

         . a potential to have a meaningful impact on our reserves.

    When economic conditions are favorable and when we have sufficient capital resources, we believe we can maximize the value of our properties by accelerating drilling activities. This provides us an opportunity to replace reserves at a more rapid pace than existing reserves are produced.

    Using Advanced Technologies. We believe the use of 3-D seismic data and other advanced technologies provides us with a risk management tool. Our use of these technologies in exploring for and developing gas and oil properties can:

         .    reduce drilling risks;

         .    lower finding costs; and

         . provide for more efficient production of natural gas and oil from our properties.

    Generally, 3-D seismic surveys provide more accurate and comprehensive information to evaluate drilling prospects than conventional 2-D seismic technology. We evaluate substantially all of our exploratory prospects using 3-D seismic technology. On some exploratory prospects, we also use amplitude versus offset, or AVO, analysis. AVO analysis shows the high contrast between sands and shales and assists in determining the presence of natural gas in potential reservoir sands.

    It is our belief that using 3-D seismic and AVO technologies also gives us a competitive advantage over companies that do not regularly use such technologies because it increases the likelihood of successful drilling. When we evaluate exploratory prospects in geographical areas where the use of 3-D seismic and other advanced technologies are not likely to provide any advantages, we use traditional evaluation methods, such as 2-D seismic technology.

    Serving as Geophysical Operator. We prefer to serve as the geophysical operator of exploratory projects located in areas where we have experience using 3-D seismic technology. By doing so, we control the design, acquisition, processing and interpretation of 3-D surveys and, in most cases, determine drilling locations and well depths. The integrity of 3-D seismic analysis in our projects is assured by emphasizing quality controls throughout the data acquisition, processing and interpretation phases.

    We retain experienced outside consultants and participate with experienced joint working interest owners when we acquire, process and interpret 3-D seismic surveys. When possible, we also attempt to correlate or model the interpretations of 3-D seismic surveys with wells previously drilled on or near the prospect being evaluated.

    Emphasizing Cost Controls. We strive to maintain low general and administrative expenses in our operations. Our concentrated geographic focus allows us to manage a relatively large asset base with few employees. We believe that this operational base enables us to add exploratory prospects and acquire producing properties at relatively low incremental overhead costs.

    We also pursue cost savings by using outside geological and geophysical consultants for our exploration and development efforts. We use independent contractors for all of our field operations.

    Positioning for Opportunity. Because of intense competition among independent oil and gas producers, we must be able to react quickly to available exploration and acquisition opportunities. We attempt to position for these opportunities by maintaining:

         . adequate capital resources for projects in our primary areas of operations;

         . the technological capabilities to conduct a thorough evaluation of a particular project; and

         . a small staff that is able to respond swiftly to exploration and acquisition opportunities.

    We continually screen, review and evaluate potential leases and prospects. Our sources for possible acquisitions include independent landmen, independent oil and gas operators, geologists and engineers. We also evaluate properties that become available for purchase from major oil companies. If our review of an undeveloped lease or prospect or a producing property indicates that it may have geological characteristics favorable for 3-D seismic analysis, we may decide to acquire a working interest in the property or an option to acquire a working interest. In the case of producing properties, we also seek properties that are under-performing relative to their potential. To reduce our financial exposure in any one prospect and participate in more prospects, we enter into co-ownership arrangements with third parties under standard industry form operating agreements. This is common in the industry and enables us to share the drilling and related costs and dry-hole risks with other participants. From time to time, we sell prospects to third parties or farm-out prospects and retain an interest in revenues from these prospects.

Exploration and Development Activities in 1998

    The scope of our exploration and development activities is affected by gas and oil prices. Our 1998 capital expenditures were approximately 20% lower than our capital expenditures in 1997. As oil and gas prices continued to deteriorate during 1998, we decreased our drilling activity.

 *  Gulf Coast Area of South Texas

    During 1998, our principal exploration and development activities were concentrated in south Texas. Our activities were conducted in the Yegua/Frio/Wilcox gas trend in the onshore gulf coast areas in Dewitt, Jackson, Lavaca, Victoria and Wharton Counties. This trend has been our primary area of activity since 1993.

    We participated in drilling 23 wells in 1998, of which 22 were drilled in the gulf coast area of south Texas. One dry hole was drilled in the Permian Basin. The following table shows the results of our 1998 drilling activity in the Yegua/Frio/Wilcox gas trend of south Texas.


                             1998 Drilling Activity

                           Yegua/Frio/Wilcox Gas Trend

Target                               No. of
Formation     Depth Range (feet)   Wells Drilled      Productive     Dry
-------------------------------------------------------------------------

Yegua        6,300 - 13,000           11                  10          1
Frio         6,400 -  8,400            5                   1          4
Wilcox      13,200 - 17,500            6                   2          4
                                  -------             ------     ------
                   Total              22                  13          9
                                  =======             ======     ======

    At March 1, 1999, we owned interests in 77 gross wells in south
Texas.

    Our exploration activities in the Yegua/Frio/Wilcox gas trend are conducted under exploration agreements with third party participants. These agreements allow us to participate in the acquisition and ownership of:

         .    3-D seismic surveys;

         .    options to acquire gas and oil leasehold interests; and

         .    undivided working interests in gas and oil leases.

    Our exploration agreements include area of mutual interest provisions. Generally, an AMI is an agreed upon area of land which is subject to rights of first refusal among the participants. For example, if we acquire any minerals, royalty, overriding royalty, gas and oil leasehold or other interests in the AMI, we would then be obligated to offer the other participants the right to purchase their pro rata share of the interest on the same terms that we acquired the interest. If the other participants elect not to acquire their pro-rata share, we would then typically be free to retain or sell our interest for our own account.

    The 3-D seismic survey data we obtain is confidential and shared only with our participants. Typically, seismic data is obtained from seismic operations conducted over large blocks of acreage. Our actual working interest ownership in acreage surveys is less than the total area surveyed.

*   Permian Basin of West Texas

    Before entering the gulf coast area of south Texas in 1993, our principal activities were focused on acquiring producing properties in the Permian Basin of west Texas. These properties produce primarily crude oil. At December 31, 1998, we were operator of all our Permian Basin properties.

    We emphasize an ongoing program of enhancement, remedial and development drilling activities on our Permian Basin properties when oil prices are at levels to support these activities. In 1998, because of the continued decline in oil prices, we limited our capital expenditures on our Permian Basin properties primarily to those activities necessary to maintain optimum well performance. We drilled one well in the Permian Basin in 1998, which was a dry hole.

    When oil prices recover to levels that will support enhancement, remedial and development drilling activities on our Permian Basin properties, we intend to allocate available funds for these activities. Enhancement and remedial activities include:

         .    recompleting existing wellbores;

         .    restimulating producing reservoirs;

         .    identifying potential infill drilling locations;

         . making mechanical improvements to surface facilities and downhole equipment; and

         . reviewing the practicality of applying new drilling and production technologies that could either improve recovery potential or result in the discovery of a new reservoir.

    From time to time, we may also renegotiate gas purchase contracts or reconfigure gathering lines. In connection with our enhancement operations, we routinely review the performance and economics of our gas and oil properties. When necessary, we take corrective action, such as:

         .    shutting-in temporarily uneconomic properties;

         . plugging wells we believe to be permanently impaired or depleted;

         . terminating gas and oil leases that are uneconomic under existing operating conditions; and/or

         .    selling properties to third parties.

Drilling and Acquisition Costs

    The table below shows our gas and oil property acquisition, exploration and development costs for the periods indicated.


                                               Year Ended December 31,
                             ------------------------------------------------------------
                               1998         1997         1996         1995         1994
                             --------     --------     --------     --------     --------

                                                 (in thousands)

Transfers from undeveloped
  leases held for sale    $    --      $    --         $    60   $    197       $   339

Proved property acquisition
  costs                        89          918           3,839        372           238

Unproved property
  acquisition costs         6,034        7,710             369        841         2,542

Exploration costs           8,556        9,604           8,669      1,519         3,400

Development costs           3,873        4,877           3,963        889         1,226
                          -------      -------         -------    -------       -------
                          $18,552      $23,109         $16,900    $ 3,818       $ 7,745
                          =======      =======         =======    =======       =======

Natural Gas and Oil Prices are Volatile

    Industry conditions started deteriorating during the latter part of 1997 and continued throughout 1998, primarily because of declining oil prices. Recently, there has been an excess supply of, and reduced demand for, crude oil worldwide. This excess supply has placed downward pressures on oil prices in the United States as well as worldwide. Natural gas prices also declined during this period because of warm weather conditions, which reduced demand.

    Our profitability and cash flows are highly dependent on the prices of natural gas and oil. Current low oil prices and, to a lesser degree, natural gas prices, continue to have a material adverse effect on our cash flows. If prices remain depressed for a sustained period of time, this could have a material adverse effect on our future operations and financial condition.

    Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond our control. These factors include:

         .    weather conditions;
         .    the supply of foreign oil;
         .    the level of product demand;
         .    worldwide economic conditions; and
         .    the price and availability of alternative fuels.

    The average prices we received for the natural gas and oil we produced in 1998, 1997 and 1996 are shown in the table below:

                                  Average Price Received for the
                                      Year Ended December 31,
                                  ------------------------------
                                   1998        1997        1996
                                  ------      ------      ------
    Natural gas (Mcf). . . . .    $ 2.04      $ 2.70      $ 2.55

    Oil (Bbl). . . . . . . . .    $12.49      $19.88      $21.83



    The average natural gas price we received at March 15, 1999 was $1.75 per Mcf. At the same date, the average price we were receiving for our oil sales was approximately $12.50 per Bbl. At December 31, 1998, approximately 75% of our daily production was natural gas and 25% was oil. There is substantial uncertainty regarding future gas and oil prices and we can provide no assurance that prices will not remain at current levels or decline further.

Part of Our Business is Seasonal in Nature

    Weather conditions affect the demand for and prices of natural gas and can also delay drilling activities, disrupting our overall business plans. Demand for natural gas is typically higher during winter months.

Our Gas and Oil Operations Are Subject to Many Inherent Risks

    Gas and oil drilling activities and production operations are highly speculative and involve a high degree of risk. These operations are marked by unprofitable efforts because of dry holes and wells that do not produce gas or oil in sufficient quantities to return a profit. The success of our operations depends, in part, upon the ability of our management and technical personnel. There is no assurance that our gas and oil drilling or acquisition activities will be successful, that any production will be obtained, or that any such production, if obtained, will be profitable.

    Our operations are subject to all of the operating hazards and risks normally incident to drilling for and producing gas and oil. These hazards and risks include:

         . encountering unusual or unexpected formations and pressures;

         .    explosions, blowouts and fires;

         .    pipe and tubular failures and casing collapses;

         .    environmental pollution; and

         .    personal injuries.

    We maintain general liability insurance and obtain insurance against blowouts on a well-by-well basis. We do not carry insurance against pollution risks. If we sustain an uninsured loss or liability, our ability to operate could be materially adversely affected.

    Our gas and oil operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

Executive Officers of Parallel

    At March 15, 1999, Parallel's executive officers were Thomas R. Cambridge and Larry C. Oldham.

    Mr. Cambridge, age 63, is the Chief Executive Officer and
Chairman of the Board of Directors of Parallel. He is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such activities have been carried out through Cambridge Production, Inc., a Texas corporation. Mr. Cambridge has served as a Director of Parallel since February, 1985; as President during the period from October, 1985 to October, 1994; and as Chairman of the Board of Directors and Chief Executive Officer since October, 1985. He received a Bachelors degree in geology from the University of Nebraska in 1958 and a Masters of Science degree in 1960.

    Mr. Oldham, age 45, is a founder of Parallel. He has served as an officer and Director since Parallel's formation in 1979. He served as Executive Vice-President until October, 1994 when he became
President. Mr. Oldham received a Bachelor of Business Administration degree from West Texas State University in 1975. He is a member of the American Institute of Certified Public Accountants and a member of the Permian Basin Landman's Association.

    The term of both officers expires at Parallel's annual meeting of Directors or when their respective successors are duly elected and qualified. There is no family relationship between the executive officers.

    Parallel is the beneficiary of a $1 million key-man life insurance policy on the life of Mr. Cambridge and a $5 million key-man life insurance policy on the life of Mr. Oldham.

Employees

    At March 15, 1999, Parallel had seven full time employees. Mr. Thomas R. Cambridge, the Chief Executive Officer and Chairman of the Board of Directors of Parallel, serves in the capacity of a consultant, and not as a full-time employee. Parallel also retains independent land, geological, geophysical and engineering consultants and expects to
continue to do so in the future.   Additionally, Parallel retains eight
contract pumpers on a month-to-month basis.

    We consider our employee relations to be satisfactory. None of our employees are represented by a union and we have not experienced work stoppages or strikes.

Wells Drilled

  The following table shows certain information concerning the number of gross and net wells we drilled during the three-year period ended December 31, 1998.



                    Exploratory Wells (1)        Development Wells (2)
                ---------------------------  --------------------------
Year Ended        Productive        Dry        Productive        Dry
December 31,    -------------    ----------  --------------  ----------
                 Gross   Net     Gross  Net   Gross    Net   Gross  Net
                ------  -----    ----- ----   -----   -----  ----- ----

1998            9.0     2.16     8.0   1.71   4.0     1.16   2.0    .45
1997           19.0     4.45    17.0   4.08   7.0     6.54   1.0    .20
1996           20.0     5.20     9.0   2.38   3.0     1.40   1.0    .42


------------------

(1) An exploratory well is a well drilled to find and produce gas or oil in an unproved area, to find a new reservoir in a field previously found to be productive of gas or oil in another reservoir, or to extend a known reservoir.

(2) A development well is a well drilled within the proved area of a gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

    All of our drilling is performed on a contract basis by third-party drilling contractors. We do not own any drilling equipment.

    At March 15, 1999, we were participating in the completion of two gross (.31 net) gas wells in Wharton and Victoria, Counties, Texas. At that same date, four gross (.87 net) gas wells were waiting on completion. These four wells are located in Victoria, DeWitt and Jackson Counties, Texas.

Volumes, Prices and Lifting Costs

    The following table shows certain information about our production, including the volumes of gas and oil we produced, the average sales prices per Mcf of gas and Bbl of oil produced, and the average production, or lifting, cost per EBO for the three-year period ended December 31, 1998.


                                        Year Ended December 31,
                              -------------------------------------------
                                 1998           1997             1996
                                ------         ------           ------

Net Production:
    Oil (Bbls)                  185,474       175,246             221,499
    Gas (Mcf)                 3,275,882     3,383,190           3,654,897
    EBO(1)                      731,454       739,111             830,649


Average Sales Price:
    Oil (per Bbl)            $    12.49    $    19.88          $    21.83
    Gas (per Mcf)            $     2.04    $     2.70          $     2.55
    EBO                      $    12.31    $    17.07          $    17.06

Average Production
    (lifting) Cost per       $     3.33    $     4.29          $     3.23
  EBO

Operating Margin             $     8.98    $    12.78          $    13.83
    per EBO(2)

Depletion per EBO            $     8.07    $     5.29          $     4.47


--------------
    (See notes on following page).

(1) An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2) Operating margin is determined by deducting the average production cost per EBO from the average sales price per EBO.

   Our 1998 gas sales represented approximately 75% of our combined gas and oil sales for the year ended December 31, 1998.

Markets and Customers

    Substantially all of our gas and oil production is sold at the well site on an as produced basis at floating or market related prices. We sell our gas and oil production to purchasers on a month-to-month basis. In the table below, we show the purchasers that accounted for 10% or more of our revenues during the specified years.


                                  1998        1997        1996
                                --------    --------    --------

Enron Oil & Gas Transportation     11%         12%          11%

Cox & Perkins Exploration          24%         53%          46%

Allegro Investments                22%         --           --

Brayton Operating                  18%         --           --


    We do not believe the loss of any one of our purchasers would materially affect our ability to sell gas or oil. Other purchasers are available in our areas of operations.

    Our business does not require us to maintain a backlog of products, customer orders or inventory.

Office Facilities

    Our corporate offices consist of approximately 5,776 square feet of leased space in Midland, Texas. Our current rental rate is $3,461 per month until June 1, 1999 when the rental rate increases to $3,851 per month. The lease expires in May, 2001.

Competition

    The gas and oil industry is highly competitive, particularly in the areas of acquiring exploration and development prospects and producing properties. The principal means of competing for the acquisition of gas and oil properties are the amount and terms of the consideration offered. Our competitors include major oil companies, independent oil and gas concerns and individual producers and operators. Many of these competitors have financial resources, staffs and facilities substantially greater than ours.

    The principal resources we need for acquiring, exploring, developing, producing and selling gas and oil are:

         . leasehold prospects under which gas and oil reserves may be discovered;

         . drilling rigs and related equipment to explore for such reserves; and

         . knowledgeable personnel to conduct all phases of gas and oil operations.

Gas and Oil Regulations

    Our operations are regulated by certain federal and state agencies. Gas and oil production and related operations are or have been subject to:

         .    price controls;

         .    taxes; and

         . environmental and other laws relating to the gas and oil industry.

    We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on our business, financial condition or results of operations.

    Our gas and oil exploration, production and related operations are subject to extensive rules and regulations that are enforced by federal, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the gas and oil industry increases our cost of doing business and affects our profitability. Because these rules and regulations are frequently amended or reinterpreted, we are not able to predict the future cost or impact of complying with such laws.

    Texas and many other states require drilling permits, bonds and operating reports. Other requirements relating to the exploration and production of gas and oil are also imposed. These states also have statutes or regulations addressing conservation matters, including provisions for:

         .    the unitization or pooling of gas and oil properties;

         . the establishment of maximum rates of production from gas and oil wells; and

         . the regulation of spacing, plugging and abandonment of wells.

    Sales of natural gas we produce are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission regulates interstate and certain intrastate gas transportation rates and services conditions, which affect the marketing of our gas, as well as the revenues we receive for sales of our production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A, 636-B and 636-C. These orders, commonly known as Order 636, have significantly altered the marketing and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services these pipelines previously performed.

    One of FERC's purposes in issuing the orders was to increase competition in all phases of the gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally been supportive of the FERC's open-access policy. In 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. Because further review of certain of these orders is still possible, and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on Parallel and our gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of gas, and has substantially increased competition and volatility in gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance our ability to market and transport our gas, although it may also subject us to greater competition.

    Sales of oil we produce are not regulated and are made at market prices. The price we receive from the sale of oil is affected by the cost of transporting the product to market. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for interstate common carrier oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil by interstate pipelines, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. We are unable to predict with certainty what effect, if any, these regulations will have on us. The regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil.

     We are required to comply with various federal and state regulations regarding plugging and abandonment of gas and oil wells.

Environmental Regulations

     Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, health and safety, affect our operations and costs. These laws and regulations sometimes:

         . require prior governmental authorization for certain activities;

         . limit or prohibit activities because of protected areas or species;

         . impose substantial liabilities for pollution related to our operations or properties; and

         .    provide significant penalties for noncompliance.

     In particular, our exploration and production operations, our activities in connection with storing and transporting oil and other liquid hydrocarbons, and our use of facilities for treating, processing or otherwise handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulations.
As with the industry generally, compliance with existing and anticipated regulations increases our overall cost of business. While these regulations affect our capital expenditures and earnings, we believe that they do not affect our competitive position in the industry because our competitors are also affected by environmental regulatory programs. Since environmental regulations have historically been subject to frequent change, we cannot predict with certainty the future costs or other future impacts of environmental regulations on our future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including the cost to comply with applicable regulations that require a response to the discharge, such as claims by neighboring landowners, regulatory agencies or other third parties for costs of:

         .    containment or cleanup;

         .    personal injury;

         .    property damage; and

         . penalties assessed or other claims sought for natural resource damages.

     The following are examples of some environmental laws that potentially impact our operations.

         . Water. The Oil Pollution Act, or OPA, was enacted in 1990 and amends provisions of the Federal Water Pollution
              Control Act of 1972 and other statutes as they pertain to prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, or along shorelines. In the event of an oil spill into such waters, substantial liabilities could be imposed upon Parallel. States in which Parallel operates have also enacted similar laws. Regulations are currently being developed under the OPA and similar state laws that may also impose additional regulatory burdens on Parallel.

                   The FWPCA imposes restrictions and strict controls
              regarding the discharge of produced waters, other gas and
             oil wastes, any form of pollutant, and, in some instances, storm water runoff, into waters of the United States. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also provide civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters. The cost of compliance with the OPA and the FWPCA have not historically been material to our operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely affect us in the future. Although no assurances can be given, we believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

         . Solid Waste. Parallel generates non-hazardous solid wastes that fall under the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. The EPA and the states in which we operate are considering the adoption of stricter disposal standards for the type of non-hazardous waste we generate. The Resource Conservation and Recovery Act also governs the generation, management, and disposal of hazardous wastes.
              At present, we are not required to comply with a substantial portion of the Resource Conservation and Recovery Act requirements because our operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during operations, could in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes.
              Such changes in the regulations may result in Parallel incurring additional capital expenditures or operating expenses.

         . Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act, sometimes called CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a hazardous substance into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site.
              CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may have managed substances that may fall within CERCLA's definition of a hazardous substance. We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where we disposed of or arranged for the disposal of these substances. This potential liability extends to properties that we owned or operated, as well as to properties owned and operated by others at which disposal of Parallel's hazardous substances occurred.

     Parallel may also fall into the category of the current owner or operator. We currently own or lease numerous properties that for many years have been used for exploring and producing gas and oil. Although we believe we use operating and disposal practices standard in the industry, hydrocarbons or other wastes may have been disposed of or released by us on or under properties that we have owned or leased. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA, and analogous state laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property, including contaminated groundwater, or to perform remedial plugging operations to prevent future contamination.

                      ITEM 2.  PROPERTIES


General

     Our principal properties consist of developed and undeveloped gas and oil leases and the reserves associated with these leases.
Generally, developed gas and oil leases remain in force so long as production is maintained. Undeveloped gas and oil leaseholds are generally for a primary term of five or ten years. In most cases, we can extend the term of our undeveloped leases by paying delay rentals or by producing reserves that we discover under our leases.

Producing Wells and Acreage

     We have presented the following table to provide you with a summary of the producing gas and oil wells and the developed and undeveloped acreage in which we owned an interest at December 31, 1998. We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests.


                        Producing Wells                             Acreage
               -----------------------------------    -------------------------------------
                     Oil                Gas                 Developed      Undeveloped
                ---------------  ----------------      ----------------   ----------------
                Gross   Net (1)  Gross    Net (1)      Gross    Net (2)   Gross    Net (2)
                -----   -------  -----    -------      -----    -------   -----    -------

Texas            74     60.2      104     41.30        34,528   24,584    80,411    21,323

New Mexico       --      --        --      --             --       --     11,357       355

Oklahoma                            1       .25           320       80      --        --
                ----   -----      ---     -----        ------   ------    ------    ------
   Total         74     60.2      105     41.55        34,848   24,664    91,768    21,678
                ====   =====      ===     =====        ======   ======    ======    ======

-----------------

(1) Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(2) Net acres are computed by multiplying the number of gross acres by our working interest in the gross acres.

    In addition to the interests we own in developed and undeveloped acreage, at December 31, 1998 we also owned options to acquire interests in an additional 85,606 gross (20,392 net) acres in Texas.

    At December 31, 1998, we were operating 81 wells in which we also owned interests. Approximately 31% of the discounted present value of our gas and oil reserves at December 31, 1998 is attributable to wells operated by us. As operator, we supervise the drilling, completion and production of wells and the further development of surrounding properties.

    The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for general and administrative expenses for operating the wells.

    Except for our gas and oil leases, we do not own any patents, licenses, franchises or concessions which are significant to our gas and oil operations.

Title to Properties

    As is customary in the gas and oil industry, we make only a cursory review of title to undeveloped gas and oil leases at the time they are acquired. These cursory title reviews, while consistent with industry practices, are necessarily incomplete. We believe that it is not economically feasible to review in depth every individual property we acquire, especially in the case of producing property acquisitions covering a large number of leases. Ordinarily, when we acquire producing properties, we focus our review efforts on properties believed to have higher values and will sample the remainder. However, even an in-depth review of all properties and records may not necessarily reveal existing or potential defects nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. In the case of producing property acquisitions, inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. In the case of undeveloped leases or prospects we acquire, before any drilling commences, we will usually cause a more thorough title search to be conducted, and any material defects in title that are found as a result of the title search are generally remedied before drilling a well on the lease commences. We believe that we have good title to our gas and oil properties, some of which are subject to immaterial encumbrances, easements and restrictions. The gas and oil properties we own are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. We do not believe that any of these encumbrances or burdens will materially affect our ownership or the use of our properties.

Gas and Oil Reserves

    Our gas and oil reserves were estimated as of December 31, 1998 by Joe C. Neal and Associates, Midland, Texas.

     At December 31, 1998, our estimated proved reserves were approximately 26.0 Bcf of gas and 1.72 million Bbls of oil, or 6.06 million EBO.

    The information in the table below provides you with certain information regarding our proved reserves at December 31, 1998.

                                            Proved       Proved
                                          Developed    Undeveloped      Total
                                        ------------ ------------- ------------

Gas (Mcf). . . .  . . . . . . . . . . .   19,071,984    6,948,660     26,020,644

Oil (Bbls) . . . . . . . . . . . . . . .     852,560      871,200      1,723,760

Future Net Revenues (before income taxes)
(000's). . . . . . . . . . . . . . . . .  $   32,211    $  11,483     $   43,695

Present Value of Future Net Revenues
(before income taxes) (000's). . . . . .  $   21,767    $   5,055     $   26,823


    For additional information concerning our estimated proved gas and oil reserves, you should read Note 14 in the notes to financial statements. See Item 8 - Financial Statements and Supplementary
Data.

    Except for depressed oil prices, no major discovery or other favorable or adverse event has occurred since January 1, 1998 which has caused a significant change in our estimated proved gas and oil reserves as reported at December 31, 1998.

    The reserve data in this report represent estimates only.
Reservoir engineering is a subjective process. There are numerous uncertainties inherent in estimating our natural gas and oil reserves and their estimated values. Many factors are beyond our control. Estimating underground accumulations of natural gas and oil cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production after the date of such estimates. Consequently, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

    Generally, the volume of production from natural gas and oil properties declines as reserves are produced and depleted. Unless we acquire properties containing proved reserves or conduct successful drilling activities, our proved reserves will decline as we produce our existing reserves. Our future natural gas and oil production is highly dependent upon our level of success in acquiring or finding additional reserves.

    We do not have any gas or oil reserves outside the United States.

    Our gas and oil reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

    Other than estimated reserve volumes we file with the U.S.
Department of Energy, our estimated reserves have not been filed with or included in reports to any federal agency other than the SEC.


                   ITEM 3.  LEGAL PROCEEDINGS


    From time to time, we are a party to ordinary routine litigation incidental to our business. We are not currently a party to any pending litigation, and we are not aware of any threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS


    We did not submit any matter to a vote of our stockholders during the fourth quarter of 1998.

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS


    Our common stock is traded on the Nasdaq National Market under the symbol PLLL. The following table shows, for the periods indicated, the high and low closing sales prices for the common stock as reported by Nasdaq.


                                           Price Per Share
                                           ---------------
                                            High     Low
                                           ------   ------
     1996

       First quarter                      $2.75      $1.75
       Second quarter                     $4.00      $2.50
       Third quarter                      $5.56      $3.56
       Fourth quarter                     $5.50      $4.25

     1997

       First quarter                      $5.81      $4.31
       Second quarter                     $5.50      $3.88
       Third quarter                      $6.88      $4.38
       Fourth quarter                     $7.25      $5.25

     1998

       First quarter                      $7.06      $5.37
       Second quarter                     $6.25      $4.12
       Third quarter                      $4.93      $2.62
       Fourth quarter                     $2.93      $1.34


    The last sale price of our common stock on March 15, 1999 was $1.75 per share, as reported on the Nasdaq National Market.

    As of March 15, 1998, there were approximately 2,213 stockholders of record.

    We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. The revolving credit facility we have with our bank lender prohibits the payment of dividends on the common stock. The credit facility allows us to pay dividends on our outstanding shares of 6% convertible preferred stock as long as we are not in default under the terms of the credit facility. Our preferred stock contains provisions which restrict us from paying dividends or making distributions on our common stock if all dividends on the preferred stock have not been paid in full. The holders of the preferred stock are entitled, as and when declared by the Board of Directors, to receive an annual dividend of $.60 per share, payable semi-annually on June 15 and December 15 of each year. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations   Liquidity and Capital Resources" on page 31.

                  ITEM 6.  SELECTED FINANCIAL DATA

    In the table below, we provide you with selected historical financial data. We have prepared this information using the audited financial statements of Parallel for the five-year period ended December 31, 1998. It is important that you read this data along with our financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 below. The selected financial data provided are not necessarily indicative of the future results of our operations or financial performance.


                                                              Year Ended December 31,
                                   -------------------------------------------------------------------
                                      1998(1)          1997          1996          1995         1994
                                   ------------    ----------    ----------    ----------   ----------


Operating revenues                  $  9,001,582   $ 12,614,242   $ 14,167,470  $  4,713,748  $  4,692,706

Operating expenses                  $ 24,056,923   $  7,968,146   $  6,945,168  $  3,518,163  $  3,339,478

Net income (loss)                   $(12,995,910)  $  2,743,930   $  4,330,654  $    137,080  $    444,360

Cumulative preferred stock
    dividend                        $   (276,712)  $         --   $         --  $         --  $         --

Net income (loss) available to
    common stockholders             $(13,272,622)  $  2,743,930   $  4,330,654  $    137,080  $    444,360

Net income (loss) per common share
    Basic                           $       (.73)  $        .15   $        .29  $        .01  $        .03

    Diluted                         $       (.73)  $        .15   $        .28  $        .01  $        .03

Cash dividends - common stock       $         --   $         --   $         --  $         --  $         --

Weighted average common shares
   and common stock equivalents
   outstanding:
      Basic                           18,300,998     17,862,792     14,957,404    14,860,332    14,088,073

      Diluted                         18,300,998     18,640,990     15,693,258    15,395,777    14,821,749

Present value of proved oil and gas
   reserves discounted at 10%
   (before estimated federal
   income taxes)                    $ 26,822,980   $ 46,419,580   $ 67,015,980  $ 25,890,050  $ 20,462,420

Working capital                     $    128,813   $ (2,162,139)  $    351,517  $    639,299  $   (233,460)

Total assets                        $ 46,564,782   $ 49,855,532   $ 38,098,169  $ 23,914,698  $ 22,760,729

Total liabilities                   $ 20,839,642   $ 20,736,779   $ 13,380,034  $ 13,079,285  $ 13,431,823

Long-term debt, less current
   maturities                       $ 18,035,889   $ 12,182,610   $  8,521,391  $ 11,674,625  $ 11,000,000

Total stockholders' equity          $ 25,725,140   $ 29,118,753   $ 24,718,135  $ 10,835,413  $  9,328,906


-------------------
(1) Results include a noncash charge of $14,757,028 related to the impairment of gas and oil properties incurred in the fourth quarter of 1998, primarily a result of low gas and oil prices at year-end.

            ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Since 1992, our primary focus has been exploratory drilling using
3-D seismic technology. Our long term business strategy is to increase our reserve base by using this and other advanced technologies.
Additionally, we intend to exploit our existing properties and to acquire properties we believe can be exploited by developing reserves not previously produced.

    We undertake projects only when we believe the project has the potential for initial cash flow adequate to return the project's capital expenditures within a short period of time, generally less than 36 months. We also endeavor to maximize the present value of our projects by accelerating production of our reserves consistent with prudent reservoir management and prevailing energy prices.

    Following this strategy, we have discovered gas and oil reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas and acquired producing gas and oil properties in the Permian Basin of west Texas. Capital used to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flows from operations.

    Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our gas and oil and our production volumes. The world price for oil has overall influence on the prices that we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are influenced by:

         .    seasonal demand;

         .    weather;

         .    hurricane conditions in the Gulf of Mexico;

         .    availability of pipeline transportation to end users;

         . proximity of our wells to major transportation pipeline infrastructures; and

         .    to a lesser extent, world oil prices.

    Additional factors influencing our overall operating performance include:

         .    production expenses;

         .    overhead requirements; and

         .    costs of capital.

    Our gas and oil producing activities are accounted for using the full cost method of accounting. Under this accounting method, we capitalize all costs incurred in connection with the acquisition of gas and oil properties and with the exploration and development of gas and oil reserves. Normal dispositions of gas and oil properties are accounted for as adjustments to capitalized costs, with no gain or loss recognized. Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. In 1998, internal costs capitalized totaled $527,500 compared with $461,537 in 1997 and $587,198 in 1996.

    Depletion of capitalized costs is calculated using the unit-of-production method based upon estimates of proved gas and oil reserves. Gas and oil production is converted to a common unit of measurement based upon relative energy content of each commodity.
Costs from unproved properties are excluded from depletion until evaluated. Under the full cost method of accounting, net capitalized costs of gas and oil properties, or the full cost ceiling limitation, are not to exceed their related estimated future net revenues discounted at 10%, and lower of cost or estimated fair value of unproved properties, net of tax considerations.

    Depletion per equivalent unit of production EBO was $8.07 in 1998 versus $5.29 in 1997 and $4.47 in 1996. The increase per BOE was a result of a combination of factors including:

         . a decline in Parallel's reserve base during 1998 due to lower commodity prices;

         . an increase in Parallel's net depletable basis, as a result of an impairment charge to the full cost pool related to unproved properties; and

         . the effect of unsuccessful drilling efforts, which increase the cost pool but add no units of production.

Results of Operations

    Our business activities are characterized by frequent, and sometimes significant, changes in our:

         .    reserve base;

         .    sources of production;

         .    product mix (gas versus oil volumes); and

         .    the prices we receive for our gas and oil production.

    Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three years ended December 31, 1998, 1997 and 1996.

                                                 Year Ended December 31,
                                           -------------------------------------
                                            1998(1)          1997         1996
                                           --------         ------       -------

Production and Prices:

    Oil (Bbls)                             185,474          175,246      221,499
    Natural gas (Mcf)                    3,275,882        3,383,190    3,654,897

    Oil price (per Bbl)                 $    12.49       $    19.88   $    21.83
    Gas price (per Mcf)                 $     2.04       $     2.70   $     2.55
    Ratio of oil to gas price               6.12/1           7.36/1       8.56/1
    EBO                                    731,454          739,111      830,649

    Increase (decrease) in production
        volumes over prior year               (1%)            (11%)         107%

Results of Operations per EBO:

  Oil and gas revenues                 $     12.31       $   17.07    $    17.06

  Costs and expenses:

    Production costs                          3.33            4.29          3.23
    General and administrative                1.23            1.13           .63
    Depreciation, depletion and
      amortization                            8.16            5.36          4.50
    Impairment of oil and gas
      properties                             20.17              --            --
                                          --------        --------      --------
        Total Costs and Expenses             32.89           10.78          8.36
                                          --------        --------      --------
    Operating income (loss)                 (20.58)           6.29          8.70
    Interest expense, net                     1.89            1.09          1.50
    Other income, net                         (.46)           (.03)         (.08)
                                          --------        --------      --------
        Pretax income (loss) per EBO      $ (22.01)       $   5.23      $   7.28
                                          ========        ========      ========

---------------

(1) Results include a noncash charge of $14,757,028 related to the impairment of oil and gas properties incurred in the fourth quarter of 1998, primarily a result of low gas and oil prices at year-end.

    The following table shows the percentage of total revenues represented by each item reflected on our statements of operations for the periods indicated.


                                                     Year Ended December 31,
                                           ------------------------------------------
                                            1998(1)            1997            1996
                                           ---------         --------        --------

Oil and gas revenues                       100.0%             100.0%          100.0%

Costs and expenses:

    Production costs                        27.0               25.1            19.0

    General and administrative              10.0                6.6             3.7

    Depreciation, depletion and
        amortization                        66.3               31.4            26.4

    Impairment of oil and gas properties   163.9
                                           -----              -----           -----

        Total costs and expenses           267.2               63.1            49.1
                                           -----              -----           -----

Operating income (loss)                   (167.2)              36.9            50.9

Interest expense, net                       15.3                6.4             8.7

Other income, net                           (3.8)               (.2)            (.5)
                                           -----              -----           -----

Pretax income (loss)                      (178.7)              30.7            42.7

Income tax (expense) benefit                34.4               (8.9)          (12.1)
                                           -----              -----           -----
Net income (loss)                         (144.3%)             21.8%           30.6%
                                           =====              =====           =====


---------------

(1) Results include a noncash charge of $14,757,028 related to the impairment of oil and gas properties incurred in the fourth quarter of 1998, primarily a result of low gas and oil prices at year-end.

Years Ended December 31, 1998 and December 31, 1997

    Oil and Gas Revenues. Parallel's total oil and gas revenues for 1998 were $9,001,582, a decrease of $3,612,660, or approximately
29%, from $12,614,242 for 1997. The decrease in revenues for 1998, compared to 1997, is related to a 28% decline in the average prices we received for our natural gas and oil production volumes, and, to a lesser degree, a 1% decline in production volumes.

    Production. On an equivalent barrel basis, 1998 production totaled 731,454 EBO compared with 739,111 EBO in 1997, a 1% decline, resulting from a 3% decrease in natural gas production. The decrease in natural gas production was primarily due to normal production declines associated with producing wells and decreased drilling activity in 1998, which limited our ability to replace gas and oil we produced during the year.

    Production Costs. The decrease in production costs for 1998, compared with 1997, was primarily the result of adding lower cost oil and gas production, a decrease in the accrual of ad valorem taxes and, to a lesser degree, a decrease in production volumes. Production costs decreased $736,576 or 23%, to $2,434,658 for the twelve months ended December 31, 1998, from $3,171,234 for the same period of 1997. Production costs as a percentage of revenues increased primarily because of lower gas and oil prices. Average production costs per EBO decreased 23% to $3.33 for the twelve months ended December 31, 1998 compared to $4.29 in the same period of 1997.

    General and Administrative Expenses. General and administrative expenses increased $61,381 or 7% to $899,016 for the year ended
December 31, 1998, from $837,635 for the same period of 1997. The increase in general and administrative expenses was primarily related to salary and benefit adjustments and increased franchise taxes.
General and administrative expenses as a percentage of revenues increased to 10.0% for the year ended December 31, 1998 versus 6.6% for the same period in 1997. This increase is primarily a result of the low gas and oil prices we received in 1998, which reduced revenues.

    Depreciation, Depletion and Amortization Expense. DD&A expenses for 1998 increased $2,006,944, or 51% to $5,966,221 from $3,959,277 for 1997. This increase was a result of a combination of factors that included:

         .    production of 731,454 EBO;
         .    reserve additions of 1,539,000 EBO;
         .    a 23% decrease in our proved reserves from 6,985,333
              EBO in 1997 to 6,060,534 EBO in 1998 due to low commodity prices and reservoir performance;
         .    a downward revision of 1,732,000 EBO, due to
              property performance and low gas and oil prices; and
         .    an increase in our full cost pool related to the
              impairment of unproved properties.

    DD&A expense as a percentage of revenues increased primarily because of the impairment charge, which increased the DD&A rate to $8.16 per EBO from $5.36 in 1997, and lower gas and oil prices, which reduced revenues.

    Impairment of Gas and Oil Properties. During the fourth quarter of 1998, we recognized a noncash impairment charge of $14,757,028, or $12,269,834 net of tax, related to our gas and oil reserves and unproved properties. The impairment of gas and oil assets was primarily the result of the effect of significantly lower natural gas and oil prices on both proved and unproved gas and oil properties. We did not recognize an impairment in 1997.

    Under full cost accounting rules, each quarter we are required to perform a ceiling test calculation. The full cost pool carrying values cannot exceed a company's future net revenues from its proved reserves, discounted at 10% per annum using constant current product prices, and the lower of cost or market of unproved properties.

    At December 31, 1998, natural gas and oil prices were much lower compared with 1997 year-end prices, resulting in an impairment charge to the full cost carrying value of our gas and oil properties. In response to the decline in oil prices and the softening of natural gas prices, in the third quarter of 1998, we postponed the development of certain unproved properties and instead focused on projects that were lower risk with the potential to add significant reserves. We determined that it was likely, because oil prices were at the lowest levels in decades and natural gas prices had also declined, that the postponement of developing certain unproved properties had caused a decline in the carrying values of such properties. Therefore, we included the lower of cost or market of certain unproved properties in our full cost pool for the ceiling test.

    The ceiling test was computed using the net present value of reserves at December 31, 1998 based on prices of $10.50 per Bbl of oil and $2.00 per Mcf of natural gas. The prices used to compute the ceiling test in 1997 were $17.00 per Bbl and $2.60 per Mcf.

    Net Interest Expense. Net interest expense increased $573,944 or 71%, to $1,378,332 for the year ended December 31, 1998, from $804,388 for the same period of 1997. This increase was principally a result of an increase in average borrowings from our revolving line of credit facility. Borrowings were used to conduct 3-D seismic acquisition and drilling activities in the Yegua/Frio/Wilcox gas trend. Additionally, cash flows generated from operations declined as a result of lower gas and oil prices, which necessitated additional borrowings to fund capital expenditures.

    Income Tax Benefit (Expense). For the year ended December 31, 1998, we recognized a tax benefit of $3,100,027, which includes a $2,530,196 deferred tax valuation charge to reduce the carrying value of our deferred tax assets. During the fourth quarter of 1998, we reviewed our deferred tax assets and, in light of the current economic conditions in the gas and oil industry, the outlook for future commodity prices, and our operational results in 1998, we believe that some of our net operating losses may expire unused. Therefore, we established a valuation allowance against them. We recognized tax expense in 1997 of $1,122,450.

    Our effective tax rate for 1998 was approximately 19% versus 29% in 1997. You should read Note 5 of the Notes to the Financial Statements on page F-13, included in Item 8 - Financial Statements and Supplementary Data, for further discussion of our income tax provisions and benefits.

    Net Income (Loss) and Operating Cash Flow. Our net loss, before preferred stock dividends, was $12,995,910 for the year ended
December 31, 1998, compared with net income of $2,743,930 for the year ended December 31, 1997. The 1998 loss was primarily caused by a fourth quarter 1998 noncash impairment charge to gas and oil properties totaling $14,757,028, the result of significantly lower gas and oil prices at year-end 1998. Other factors contributing to the loss included:

         . a 51% increase in DD&A expenses, again a result of the low commodity price environment and an impairment charge to unproved properties, which increased the full cost pool;

         . a 71% increase in net interest expense due to increased bank borrowings;

         . a 28% decrease in the average price we received for our production; and

         .    1% decline in production volumes.

    Factors contributing to the net loss were partially offset by a 23% decrease in 1998 lease operating expenses when compared with 1997 lease operating expenses.

     Operating cash flow for 1998 decreased approximately $3,198,345 or 41%, to $4,627,312 compared with $7,825,657 for the year ended December 31, 1997. Other sources of funds included net proceeds of $166,625 from the exercise of stock options, net proceeds of $9,352,215, excluding offering costs and preferred stock dividends, from private placements of preferred stock and bank borrowings of $5,853,279 under our credit facility.

Years Ended December 31, 1997 and December 31, 1996

    Gas and Oil Revenues. Our gas and oil revenues decreased $1,553,228 million, or 11% to $12,614,242 for the twelve months ended December 31, 1997, from $14,167,470 for the same period of 1996. The decrease was primarily the result of a 91,538 EBO, or 11% decrease to 739,111 EBO in our gas and oil production for the twelve months ended December 31, 1997, compared to 830,649 EBO for the same period of 1996. The $1,553,228 decrease in revenues was attributable to decreased gas and oil production from our Yegua/Frio/Wilcox gas trend properties. Drilling activity in 1997 was delayed because of inclement weather, which adversely affected our ability to increase production volumes.

    Production Costs. Production costs increased $485,572 or 18%, to $3,171,234 for the twelve months ended December 31, 1997, from $2,685,662 for the same period of 1996. The decrease in production of 91,538 EBO and an overall increase in direct field operating expenses was responsible for the increase in production costs. Production costs as a percentage of revenues increased primarily because of the 11% decrease in gas and oil production volumes. Additionally, average production costs per EBO increased 33% to $4.29 for the twelve months ended December 31, 1997 compared to $3.23 in the same period of 1996 as a result of decreased production volumes from our Yegua/Frio wells drilled in 1996. At December 31, 1997, substantially all of our oil wells employed artificial lift (pumping) and have higher associated production costs than our gas wells, which flow. As a result of our drilling efforts in the Yegua/Frio/Wilcox gas trend during 1997 and 1996, our production has become more weighted toward gas production.

    General and Administrative Expenses. General and administrative expenses increased $316,851 or 61% to $837,635 for the year ended December 31, 1997, from $520,784 for the same period of 1996. The increase resulted from capitalizing less of our general and administrative expenses, increased public reporting costs and adding one additional employee. General and administrative expenses as a percentage of our revenues was 6.6% for the year ended December 31, 1997 and 3.7% for the same period in 1996.

    Depreciation, Depletion and Amortization Expense. DD&A expense increased $220,555, or 6% to $3,959,277 in the year ended December
31, 1997, from $3,738,722 for the same period of 1996. The increase in DD&A expense as a percentage of revenues is primarily a result of the 11% decrease in production volumes and an increase in the DD&A rate to $5.36 in the year ended December 31, 1997 from $4.50 in 1996. The increase in the DD&A rate is attributable to increased exploration and drilling activities associated with a 1% decrease in our proved reserve base in 1997 to 6.98 million EBO compared to 7.06 million
EBO in 1996.  The reserve base decreased due to the following items:

         .    production of 739,111 EBO;

         .    reserve additions of 3,476,000 EBO;

         .    sale of reserves of 924,000 EBO; and

         .    a downward revision of 1,893,000 EBO.

    Revisions were due to property performance and gas and oil prices which were approximately 30% lower as of December 31, 1997 compared to December 31, 1996. DD&A expenses increased 19% per EBO, reflecting our increased DD&A rate.

    Net Interest Expense.  Interest expense decreased $433,338 or
35%, to $804,388 for the year ended December 31, 1997, from $1,237,726 for the same period of 1996, due principally to the decrease in average borrowings under our revolving line of credit facility. The decrease resulted from applying the proceeds received from the

December, 1996 stock offering toward our revolving line of credit balance and our cash management practices at that time, whereby we maintained minimum cash balances with any excess cash applied against the line of credit.

    Income Tax Expense. Our effective tax rate for 1997 was 29% and 28% for 1996.

    Net Income and Operating Cash Flow. Net income decreased $1,586,724, or 37%, to $2,743,930 million for the year ended
December 31, 1997, compared to $4,330,654 million for the year ended December 31, 1996. Operating cash flow decreased approximately $1,961,832, or 20%, to $7,825,657 for the year ended December 31,
1997 compared to $9,787,489 for the year ended December 31, 1996.
The net income and operating cash flow decreases were primarily due to the 11% decrease in gas and oil revenues, the 18% increase in lease operating expenses, the 61% increase in general and administrative expenses, offset by the 35% decrease in interest expense.

Liquidity and Capital Resources

    Working capital increased $2,290,952 as of December 31, 1998 compared to December 31, 1997. Current assets exceeded current liabilities by $128,813 at December 31, 1998, compared to current liabilities exceeding current assets by $2,162,139 at December 31, 1997. Current assets increased primarily due to an increase of $581,670 in cash, offset by a decrease in accounts receivable of $881,971. Current liabilities decreased by $2,566,932 due to a reduction in the amount of our trade payables.

    We incurred costs of $18,551,681 in our oil and gas property acquisition and development activities for the year ended December 31, 1998 compared with $23,109,516 in 1997, a decrease of 20%. These costs were financed by working capital, cash flow provided from operations, proceeds from the sale of properties, net cash provided from bank borrowings, net proceeds from the issuance of preferred stock and the exercise of stock options.

    At December 31, 1998, the loan agreement with our bank lender allowed us to borrow up to the lesser of $30,000,000 or the borrowing base amount determined by the bank. The borrowing base at December 31, 1998 was $21,100,000. The borrowing base included (1)
a $19,100,000 revolving credit facility and (2) an additional $2,000,000 non-revolving development facility. All indebtedness under the revolving facility matures on July 1, 2001 and the indebtedness under the development facility was scheduled to be due and payable on March 31, 1999. Loans made to us under the revolving facility bear interest at our election at a rate equal to (1) the bank's base lending rate less
 .25% or (2) the bank's Eurodollar rate plus a margin of 2.5%. At December 31, 1998, the interest rate on the revolving facility was 7.50%. The interest rate in effect for the development facility was the bank's base rate plus 5.5% or 13.25% at December 31, 1998.
Commitment fees of .25% per annum on the difference between the borrowing base and the average daily amount outstanding are due quarterly. Before we amended the loan agreement on March 23, 1999, the borrowing base was automatically reduced each month at a rate of $380,000. The borrowing base and the $380,000 monthly reduction amount are scheduled to be redetermined by the bank on or about
April 1 and October 1 of each year or at such other times as the bank may elect. At December 31, 1998, the principal amount outstanding under our loan agreement was $18,035,889. Of this amount, $16,623,889 was outstanding under the revolving facility and $1,412,000 was outstanding under the development facility.

    In March, 1999, we entered into an agreement with our bank lender amending certain terms of the loan agreement. Under the amendment, the amount then outstanding under the development facility, or $1,592,000, was rolled into the revolving facility. The interest rate on the principal amount outstanding under the revolving facility was established at the bank's base rate, plus 0.25%, or 8.0% at March 23, 1999. The borrowing base was redetermined by the bank and is now $18,900,000. The $380,000 monthly reduction amount was suspended until May 1, 1999, when the borrowing base and monthly reduction amount are both scheduled for redetermination by the bank.
At March 23, 1999, the total principal amount outstanding under the revolving facility was $18,815,889. Unless the bank increases the borrowing base or we repay some or all of our indebtedness to the bank, we cannot borrow additional funds from the bank at the present time.

    Our obligations to the bank are secured by substantially all of our gas and oil properties. Borrowings under the loan agreement were incurred to finance our property acquisition, 3-D seismic surveys, enhancement and drilling activities.

    The loan agreement contains various restrictive covenants and compliance requirements, including:

         .    maintaining certain financial ratios;

         .    limiting additional indebtedness; and

         . prohibiting the payment of dividends on our common stock.

    If we have borrowing capacity under our loan agreement, we intend to borrow, repay and reborrow under the revolving credit facility from time-to-time as necessary, subject to borrowing base limitations, to fund:

         .    3-D seismic surveys;

         .    lease option exercises;

         . drilling activities on our properties in the Yegua/Frio/Wilcox gas trend;

         .    developmental drilling on our Permian
              Basin properties, when economically
              feasible;

         .    other drilling expenditures and
              acquisition opportunities; and

         .    general corporate purposes.

    In April, 1998, we privately placed 600,000 shares of $.60 cumulative convertible preferred stock at a price of $10 per share. The net proceeds from the sale of the preferred stock, approximately $5,919,000, were used by Parallel to reduce bank debt. In October, 1998, we issued 600,000 shares of 6% convertible preferred stock, $0.10 par value, in exchange for all of our outstanding $.60 cumulative convertible preferred stock. After the exchange of preferred stock, we privately placed an additional 374,500 shares of 6% convertible preferred stock at a price of $10 per share. Proceeds received, net of expenses, were approximately $3,709,000, and were also used to reduce outstanding bank debt.

    The 6% cumulative convertible preferred stock:

         . requires us to pay dividends of $.60 per annum, semi-annually on June 15 and December 15 of each year.

         . can be converted into common stock at any time after April 21, 1999, at the option of the holder, into 2.8751 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events.

         . is redeemable at our option, in whole or in part, after October 20, 1999, for $10 per share, plus accrued dividends.

         . has no voting rights, except as required by applicable law, and, except that as long as any shares of preferred stock remain outstanding, the holders of a majority of the outstanding shares of the preferred stock may vote on any proposal to change any provision of the preferred stock which materially and adversely affects the rights, preferences or privileges of the preferred stock.

         . is senior to the common stock with respect to dividends and on liquidation, dissolution or winding up of Parallel.

         . has a liquidation value of $10 per share, plus accrued and unpaid dividends.

Future Capital Requirements

    Our capital expenditure budget for 1999 is highly dependent on future gas and oil prices. In light of the current pricing environment, these expenditures will be governed by the following factors:

         .    internally generated cash flows;

         . availability of borrowing under our current credit facility;

         .    additional sources of financing; and

         .    future drilling successes.

    In 1999, we intend to drill lower risk natural gas prospects that could have a meaningful effect on our reserve base and cash flows. Higher risk, higher impact projects will be deferred until the pricing environment improves.

Outlook

    The gas and oil industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of gas and oil reserves. Historically, our capital expenditures have been financed primarily with:

         .    internally generated cash from operations;

         .    proceeds from bank borrowings; and

         .    proceeds from sales of equity securities.

The continued availability of these capital sources depends upon a number of variables, including:

         .    our proved reserves,

         .    the volumes of gas and oil we produce
              from existing wells;

         .    the prices at which we sell gas and
              oil; and

         .    our ability to acquire, locate and
              produce new reserves.

Each of these variables materially affects our borrowing capacity. We may from time to time seek additional financing in the form of:

         .    increased bank borrowings;

         .    sales of Parallel's securities;

         .    sales of non-core properties; or

         .    other forms of financing.

    We do not have agreements for any future financing and there can be no assurance as to the availability or terms of any such financing.

Trends and Prices

    Changes in gas and oil prices significantly affect our revenues, cash flows and borrowing capacity. Markets for gas and oil have historically been, and will continue to be, volatile. Prices for gas and oil typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other factors on the prices we receive for our gas and oil. Historically, we have not entered into transactions to hedge against changes in gas and oil prices, but we may elect to enter into hedging transactions in the future to protect against fluctuations in gas and oil prices.

    During 1998, the average sales price we received for our oil production was approximately $12.49 per Bbl, as compared with $19.88 in 1997, while the average sales price for our gas was approximately $2.04 per Mcf in 1998, as compared with $2.70 per Mcf in 1997. At March 15, 1999, we were receiving an average of $12.50 per Bbl for our oil production and $1.75 per Mcf for our gas production.

Information Systems for the Year 2000

    We place a high priority on resolving the computer or embedded chip problems related to the Year 2000 that might cause operational disruptions. Our Year 2000 project addresses the inability of computer software, hardware or equipment with embedded microprocessors that are time sensitive to process correctly date data beginning on January 1, 2000. This problem results from computer programs using two digits rather than four to define an applicable year.

    In planning and developing the project, we considered both our information technology, or IT, systems and non-IT systems. IT systems generally include computer equipment and software. Alarm systems, fax machines, monitors for field operations and other miscellaneous systems, which may contain embedded technology, are considered non-
IT systems. These types of systems are more difficult to assess and repair than IT systems.

    The scope of our project includes:

         . conducting an inventory of our software, hardware and embedded systems equipment;

         . assessing the potential for failure and the associated risk;

         . prioritizing the need for remediation, repairing or replacing significant noncompliant items; and

         . testing any modifications to ensure Year 2000 compliance.

    Additionally, our project assesses the risks associated with the Year 2000 compliance of material business partners.

    The assessment phase of our Year 2000 project is at varying stages of completion as it pertains to IT and non-IT systems and applications. We have begun a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure by us and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis.

    We believe our most significant risks will be in two areas:

         . measuring the quantities of oil and natural gas that we produce; and

         . receiving timely payment from purchasers of our gas and oil.

    We also depend upon third parties for most of our non-information technology systems such as:

         .    telephones;

         .    facsimile machines;

         .    air conditioning;

         .    heating;

         .    elevators in our office building; and

         . other equipment which may have embedded technology such as micro processors.

    Many systems owned or controlled by third parties and that we are dependent upon, including non-information technology systems, may or may not be Year 2000 compliant. Written inquiries have been sent to these third parties, but most of this technology is outside of our control and it is difficult to assess or remedy any non-compliance that could adversely affect our ability to conduct business.

    In December, 1998, we mailed letters to our significant vendors, service providers and business partners to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or provided by such entities are Year 2000 compliant. We have obtained written assurances from our bank lender, major purchasers of production and our accounting software provider indicating that they are or will be Y2K compliant by the end of the year. However, we are mindful that our own level of readiness is partially dependent on the ability of these and other third parties to be fully compliant. The failure of third parties to be Y2K compliant creates a likelihood that we will also experience Y2K interruptions through a "ripple effect" stemming from external forces.

    The remedial phase of our project is also at varying stages of completion. The remedial phase includes the upgrade and/or replacement of software applications and hardware systems. Most of the software providers for our personal computers have confirmed their readiness for the Year 2000 or have provided updates to correct most identified Year 2000 problems. Based on identification and assessment efforts to be completed in the second quarter of 1999, we plan to replace or upgrade critical hardware and software to become Year 2000 compliant. This phase of the project is also expected to be completed by the second quarter of 1999. Other activities either underway or scheduled include the testing of our desktop computers and local area network and conducting an inventory of embedded systems in field locations that could affect our operations.

    It is impossible to accurately predict all potential Y2K problems and the magnitude of any adverse effects on Parallel. Because of these uncertainties, we are developing a contingency plan to minimize potential business interruptions. In preparing contingency plans, we have assumed that many third parties will not be Y2K compliant. Our remediation efforts are expected to reduce significantly our level of uncertainty about Year 2000 compliance and the possibility of interruptions of normal business operations. After completion of our Year 2000 review and testing, which is currently expected to be completed by June 30, 1999, we will further develop a contingency plan as required. This plan is expected to be completed by September 30, 1999.

    The following table summarizes the current overall status of our project and lists anticipated completion dates for each phase of the project.


                                        Phase
----------------------------------------------------------------------------------------
      Component             Inventory              Assessment              Remediation
----------------------------------------------------------------------------------------

Business Partners           January 31, 1999       May 31, 1999            June 30, 1999

Software                    April 30, 1999         May 31, 1999            June 30, 1999

Hardware                    April 30, 1999         May 31, 1999            June 30, 1999

Embedded Systems            April 30, 1999         May 31, 1999            June 30, 1999



    To date, we have incurred only minor costs for project planning. Substantially all of the personnel working on the project to identify, assess, remediate and test Year 2000 issues are existing employees. Therefore, we expect labor costs incurred in connection with the project will be minimal. Based on current information, we do not anticipate that the costs associated with any necessary in-house modifications will be material to our operations or financial condition. We expect that the total cost of our project will range from $10,000 to $20,000.

    The Y2K problems we may encounter will come at a time that is particularly adverse to the oil and gas industry as a whole. We anticipate that gas and oil prices will remain at or close to their current low levels throughout the remainder of 1999. Our revenues and profitability, like our competitors, have been significantly and adversely affected by the precipitous and sustained decline in oil and natural gas prices. This downward trend, coupled with potential business interruptions caused by Y2K failures, compounds the risk of further deterioration in our revenues and profitability. It is uncertain what impact the Y2K problem will have on our operations, liquidity and financial condition.

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations that could materially and adversely affect our operations, liquidity and financial condition. Because of the uncertainty surrounding Year 2000 issues, primarily those associated with third party suppliers and material business partners, we are unable to determine at this time whether Year 2000 failures will have a material impact on our operations. However, our project is expected to reduce the risk of Year 2000 issues significantly, particularly regarding the compliance and readiness of our material vendors, suppliers and business partners. We believe that the timely completion of this project will reduce the possibility of significant interruptions of normal business operations.

    This is a flexible plan that we will change to address additional Y2K issues as new problems are identified. As a result, any time and costs estimates and the assessment of risks associated with Y2K issues are subject to revision as needed to meet our goal to be Y2K compliant.

Inflation

    Inflation has not had a significant impact on our financial condition or results of operations. We do not believe that inflation poses a material risk to our business.


             ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK

Market Risk and Interest Rate Sensitivity

    We do not have or trade in derivative financial instruments and we do not have firmly committed sales transactions. We have not entered into hedging arrangements and do not have any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they also limit the ability to benefit from favorable market price changes.

    Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for gas and oil production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas prices we received during 1998 ranged from a monthly low of $1.10 per Mcf to a monthly high of $3.16 per Mcf. Oil prices ranged from a monthly low of $8.96 per barrel to a monthly high of $17.49 per barrel during 1998. A significant decline in the prices of natural gas or oil could have a material adverse effect on our financial condition and results of operations.

    Our only financial instrument sensitive to changes in interest rates is our bank debt. Our annual interest costs in 1999 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in December, 1998. You should read
Note 3 of the Notes to the Financial Statements and Supplementary Data, for further discussion of our debt that is sensitive to interest rates.


                                                                   Fair
                                     1999     2000     2001     Total    Value
                                    ------   ------   ------   -------  -------
                                          (in 000's, except interest rates)


Variable rate debt:

    Revolving Facility (secured)                        $18,036  $18,036  $18,036
      Average interest rate        7.50%      7.50%       7.50%


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    Parallel's financial statements and supplementary financial data, which begin on page F-1, are included elsewhere in this report.





ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                            PART III





ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT


    The Directors and executive officers of Parallel at March 15, 1999 are as follows:

                                Director
   Name                    Age   Since         Position with Company
-----------------          ---  --------       ---------------------

Thomas R. Cambridge        63    1985          Chairman of the Board
                                               of Directors and Chief
                                               Executive Officer

Larry C. Oldham            45    1979          President, Treasurer and
                                               Director

Ernest R. Duke(1)          72    1980          Director

Myrle Greathouse(2)        76    1993          Director

Charles R. Pannill(1)(2)   73    1982          Director


______________________

(1) Member of Audit Committee

(2) Member of Compensation Committee


    Mr. Cambridge is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership.

Since 1990, such oil and gas activities have been carried out through Cambridge Production, Inc., a Texas corporation. He received a Bachelors degree in geology from the University of Nebraska in 1958 and a Master of Science degree in geology from the University of Nebraska in 1960.

    Mr. Oldham, a founder of Parallel, has served as an officer and Director since its formation in 1979. Before Parallel's formation, Mr. Oldham was employed by Dorchester Gas Corporation during the period 1976 to 1979 and by KPMG Peat Marwick LLP during 1975 and
1976. Mr. Oldham became President of Parallel in October, 1994, and served as Executive Vice President before that time. Mr. Oldham is a member of the American Institute of Certified Public Accountants and the Permian Basin Landman's Association. He received a Bachelor of Business Administration degree from West Texas State University in 1975.

    Mr. Duke is a consultant to MI Drilling Fluids, LLC and the president and majority shareholder of Mustang Mud, Inc., privately held oil field service companies. He received a Bachelor of Science degree in Geology from Southern Methodist University in 1950.

    Mr. Greathouse is the chairman of the board of directors and sole shareholder of Wes-Tex Drilling Company, a corporation engaged in oil and gas exploration and production. Mr. Greathouse graduated from the University of Oklahoma in 1949 with a degree in Business
Administration.

    Mr. Pannill was employed by The Western Company of North
America for over thirty years until his retirement in February, 1982. During his employment with The Western Company of North America,
Mr. Pannill served in various capacities, including those of an executive officer and director. He received a Bachelor of Science degree in Geology from Texas A&M University in 1950.

    Not included in the table above is Danny H. Conklin. Mr. Conklin served as a director of Parallel from 1985 until January, 1999 when he resigned.

    Directors hold office until the annual meeting of stockholders following their election or appointment and until their respective successors have been duly elected or appointed.

    Officers are appointed annually by the Board of Directors to serve at the Board's discretion and until their respective successors in office are duly appointed.

    There are no family relationships between any of Parallel's
Directors or officers.

Key Employees

    In addition to the services provided by Mr. Cambridge and Mr.
Oldham, Parallel also relies extensively on the key employees identified below.

    Eric A. Bayley, Manager of Engineering, has been a full-time employee of Parallel since October, 1993. From December, 1990 to October, 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to Parallel. Mr. Bayley graduated from Texas A&M University in 1978 with a Bachelor of Science degree in Petroleum Engineering, and in 1984, Mr. Bayley graduated from the University of Texas of the Permian Basin with a Master's of Business Administration degree.

    Rebecca A. Burrell, Manager of Accounting, has been a full-time employee of Parallel since January, 1985. Mrs. Burrell graduated from Jacksonville College in 1974 with a degree in accounting and has worked in oil and gas accounting since 1978.

    Rhonda L. Keller, Manager of Investor Relations, has been a full-time employee since August, 1997. From October 1991 to July 1997, Ms. Keller served as President of Corporate Perspective, Inc., an independent investor relations and corporate communications firm, providing services primarily to publicly owned companies. From January 1986 to September 1991, Ms. Keller was Director of Investor Relations for Edisto Resources Corporation, Dallas, Texas.

    John S. Rutherford, Manager of Land/Administration, has been employed by Parallel since October, 1993. From May, 1991 to October, 1993, Mr. Rutherford served as a consultant to Parallel, devoting substantially all of his time to Parallel's business. Mr. Rutherford graduated from Oral Roberts University in 1982 with a degree in Education and in 1986, he graduated from Baylor University with a Master's degree in Business Administration. From April, 1988 to April, 1991, Mr. Rutherford was a Vice President in the energy lending division of Chase Bank of Texas, National Association, Midland, Texas.

Consulting Arrangements

    As part of our overall business strategy, we continually monitor and control our general and administrative expenses. Decisions regarding our general and administrative expenses are made within parameters we believe to be compatible with our size, the level of our activities and projected future activities. Our goal is to keep general and administration expenses at acceptable levels, without impairing the quality of services and organizational structure necessary for conducting our business.

    As part of our strategy, we retain outside advisors and consultants to provide technical and administrative services and support in the operation of our business. From time to time, we grant consultants overriding royalty interests, working interests, or options to acquire working interests, in wells in which we own an interest. We believe these types of compensation arrangements enable us to attract, retain and provide additional incentives to qualified and experienced consultants.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires
Parallel's Directors and officers to file periodic reports with the SEC. These reports show the Directors' and officers' ownership, and the changes in ownership, of Parallel's common stock and other equity securities. To our knowledge, all Section 16(a) filing requirements have been complied with during 1998, except that one transaction involving the purchase by Mr. Duke of 5,000 shares of common stock was reported late.

               ITEM 11.   EXECUTIVE COMPENSATION

Summary of Annual Compensation

    The table below shows a summary of the types and amounts of compensation paid to our executive officers during the last three years.

                                           Summary Compensation Table
                                                            Long-Term Compensation
                                                         ---------------------------
                               Annual Compensation                Awards               Payouts
                       --------------------------------  -------------------------    ---------
                                                Other
                                               Annual      Restricted   Securities
Name and                                         Compen-        Stock     Underlying      LTIP    All Other
Principal                      Salary   Bonus    sation        Awards      Options/     Payouts  Compensation
Position               Year      ($)      ($)      ($)           ($)       SARs(#)        ($)        ($)
--------               ----    ------   -----    ------      ----------   ----------    -------- ------------

T.R. Cambridge,        1998    $ 73,631 $  500  $   900            0           50,000        0         0
  Chief
  Executive
  Officer and          1997    $ 70,686 $1,000  $   825            0          100,000        0         0
  Chairman of
  the Board
  of Directors         1996    $ 66,402 $2,945  $   825            0                0        0         0


L.C. Oldham,           1998    $112,923 $  500  $23,150(1)         0          100,000        0    $5,139(2)
  President,
  Treasurer            1997    $104,297 $1,000  $16,620(1)         0          100,000        0    $6,695(2)
  and Director
                       1996    $ 98,766 $4,346  $11,290(1)         0                0        0    $2,963(2)


------------------
  (See notes on following page).

(1) Such amount includes insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $17,445 for 1998; $11,532 for 1997; and $10,417 for 1996.

(2) For 1996, such amount represents contributions made by Parallel to Mr. Oldham's individual retirement account maintained under the 408(k) simplified employee pension plan/individual retirement account ("SEP Account"). For 1997, such amount includes $3,129 contributed by Parallel to Mr. Oldham's SEP Account and the reimbursement to Mr. Oldham of $3,566 for income tax preparation and planning. For 1998, such amount includes $3,388 contributed by Parallel to Mr. Oldham's SEP Account and the reimbursement to Mr. Oldham of $1,751 for income tax preparation and planning.


Stock Options

    Parallel uses stock options as part of the overall compensation of Directors, officers and employees. We have included summary descriptions of our stock option plans so you can review the types of options we have granted and the significant features of our stock options.

    In the following table, we show certain information with respect to stock options granted in 1998 to the named executive officers.



                                 Option/Sar Grants in Last Fiscal Year

                                          Individual Grants
                          ---------------------------------------------------
                                                                                  Potential Realizable
                          Number of       Percent                                   Value at Assumed
                         Securities     Total Options                             Annual Rates of Stock
                         Underlying      Granted to    Exercise or                Price Appreciation for
                          Options       Employees in   Base Price   Expiration        Option Term (1)
    Name                 Granted (#)     Fiscal Year     ($/Sh)        Date         5%($)        10%($)
-------------------    -------------    ------------   ----------   ----------    ---------    --------

T. R. Cambridge          50,000 (2)       22.73%       $3.60         8-4-08         $113,400     $286,200

L.C. Oldham             100,000 (3)       45.50%       $3.60         8-4-08         $226,800     $572,400


------------------------
         (See notes on following page).

(1) These amounts are calculated based on the indicated annual rates of appreciation and annual compounding from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. There is no assurance that the amounts reflected in this table will be achieved.

(2) A nonqualified stock option to purchase 50,000 shares of common stock was granted to Mr. Cambridge on August 4, 1998 pursuant to Parallel's Non-employee Directors' Stock Option Plan. The option is exercisable in two equal annual installments, commencing August 4, 1999.

(3) On August 4, 1998 an incentive stock option to purchase 54,000 shares of common stock and a nonqualified stock option to purchase 46,000 shares of common stock were granted to Mr. Oldham pursuant to the 1992 Stock
    Option Plan. Both options are exercisable in two equal annual installments, commencing August 4, 1999.


         The following table shows certain information with respect to stock options exercised in 1998 by Parallel's executive officers and the value of their unexercised stock options at December 31, 1998.


                  Aggregated Option/SAR Exercises in
       Last Fiscal Year and Fiscal Year - End Option/SAR Values

                                                                                   Value of
                                             Number of Securities                 Unexercised
                 Shares        Value        Underlying Unexercised            in-the-Money Options
                Acquired     Realized    Options at Fiscal Year-End (#)     at Fiscal Year-End ($) (2)
    Name       on Exercise    ($) (1)     Exercisable     Unexercisable   Exercisable    Unexercisable
------------- ------------   --------    ------------------------------   ----------------------------

T.R. Cambridge  150,000      $129,000    150,000           100,000        $       0(3)    $      0(3)

L. C. Oldham          0             0    367,000           180,000        $ 159,770       $      0(4)


------------------
      (See notes on following page).

(1) The value realized is equal to the fair market value of a share of common stock on the date of exercise ($1.50 per share), based on the last sale price of Parallel's common stock, less the exercise price.

(2) The value of in-the-money options is equal to the fair market value of a share of common stock at fiscal year-end ($1.44 per share), based on the last sale price of Parallel's common stock, less the exercise price.

(3) At December 31, 1998, the exercise prices of all of the options held by Mr. Cambridge exceeded $1.44, the fair market value of our common stock on that date.

(4) The exercise prices of all of Mr. Oldham's unexercisable options exceeded the fair market value of our common stock on December 31, 1998.

Change of Control Arrangements

    Parallel's outstanding stock options and stock option plans contain certain change of control provisions which are applicable to Parallel's outstanding stock options, including the options held by Messrs. Cambridge and Oldham, and other Directors of Parallel. For purposes of our options, a change of control occurs if:

         . Parallel is not the surviving entity in a merger or consolidation;

         . Parallel sells, leases or exchanges all or substantially all of its assets;

         .   Parallel is to be dissolved and liquidated;

         . any person or group acquires beneficial ownership of more than 50% of Parallel's common stock; or

         . in connection with a contested election of directors, the persons who were directors of Parallel before the election cease to constitute a majority of the Board of Directors.

    If a change of control occurs, the Compensation Committee of the Board of Directors can:

         .    accelerate the time at which options may be exercised;

         . require optionees to surrender some or all of their options and pay to each optionee the change of control value;

         . make adjustments to the options to reflect the change of control; or

         . permit the holder of the option to purchase, instead of the shares of common stock as to which the option is then exercisable, the number and class of shares of stock or other securities or property which the optionee would acquire under the terms of the merger, consolidation or sale of assets and dissolution if, immediately before the merger, consolidation or sale of assets or dissolution, the optionee had been the holder of record of the shares of common stock as to which the option is then exercisable.

    The change of control value is an amount equal to, whichever is applicable:

         . the per share price offered to Parallel's stockholders in a merger, consolidation, sale of assets or dissolution transaction;

         . the price per share offered to Parallel's stockholders in a tender offer or exchange offer where a change of control takes place; or

         . if a change of control occurs, other than from a tender or exchange offer, the fair market value per share of the shares into which the options being surrendered are exercisable, as determined by the Committee.

Compensation of Directors

    Parallel's non-employee Directors each receive $1,000 for attending meetings of the Board of Directors and $500 for attending meetings of Board committees that they serve on. Under these arrangements, during 1998, Danny H. Conklin and Ernest R. Duke each received $4,000. Myrle Greathouse received $3,000 and Charles
R. Pannill received $4,500. All Directors are reimbursed for expenses incurred in connection with attending meetings.

    Parallel's 1992 Stock Option Plan provides for the granting of a one-time stock option to purchase 25,000 shares of common stock to each person who becomes a non-employee director after March 1, 1992. No options were granted in 1998 under this plan.

    Directors who are not employees of Parallel are also eligible to participate in the Non-Employee Directors Stock Option Plan. On
August 4, 1998, Messrs. Conklin, Duke, Greathouse and Pannill were each granted an option to purchase 25,000 shares of common stock.
Mr. Cambridge was granted an option to purchase 50,000 shares of common stock. All of the options were granted with an exercise price of $3.60 per share, the fair market value of the common stock on the date of grant. The options are exercisable with respect to one-half of the shares on August 4, 1999, and one-half on August 4, 2000. The options expire on August 4, 2008.

Stock Option Plans

    1983 Incentive Stock Option Plan. In May, 1984, our stockholders approved and adopted the 1983 Incentive Stock Option Plan. Stock options granted under the 1983 Plan are intended to be "incentive stock options" within the meaning of the Internal Revenue Code which, generally, provides the optionee with certain favorable tax benefits. Although the 1983 Plan expired by its own terms in 1993, incentive stock options to purchase 247,000 shares of common stock remain outstanding. The 1983 Plan is administered by the Compensation Committee of the Board of Directors. Under the terms of the 1983 Plan, all employees of Parallel were eligible to participate. The 1983

Plan authorized the granting of options to purchase a total of 750,000 shares of common stock. All options granted under the 1983 Plan were granted with exercise prices equal to the fair market value of the common stock on the date of grant. All options expire, in any event, ten years after the date of grant.

    1992 Stock Option Plan. In May, 1992, our stockholders approved and adopted the 1992 Stock Option Plan. The 1992 Plan provides for granting to key employees, including officers and Directors who are also key employees of Parallel, and Directors who are not employees, options to purchase up to an aggregate of 750,000 shares of common stock. Options granted under the 1992 Plan to employees may be either incentive stock options or options which do not constitute incentive stock options. Options granted to non-employee Directors will not be incentive stock options.

    The 1992 Plan is administered by the Board's Compensation Committee, none of whom are eligible to participate in the 1992 Plan except to receive a one-time option to purchase 25,000 shares at the time he becomes a Director. The Compensation Committee selects the employees who are to be granted options and establishes the number of shares issuable under each option and other such terms and conditions as may be approved by the Compensation Committee. The purchase price of common stock issued under each option must not be less than the fair market value of the common stock at the time of grant.

    The 1992 Plan provides for the granting of an option to purchase 25,000 shares of common stock to each individual who was a non-employee Director of Parallel on March 1, 1992 and to each individual who becomes a non-employee Director following March 1, 1992.
Members of the Compensation Committee are not eligible to participate in the 1992 Plan other than to receive a non-qualified stock option to purchase 25,000 shares of common stock as described above.

    An option may be granted in exchange for an individual's right and option to purchase shares of common stock pursuant to the terms of a prior option agreement. An agreement that grants an option in exchange for a prior option must provide for the surrender and cancellation of the prior option. The purchase price of common stock issued under an option granted in exchange for a prior option is determined by the Compensation Committee and may be equal to the price for which the optionee could have purchased common stock under the prior option.

    The 1992 Plan will expire by its own terms in May, 2002.

    Non-Employee Directors Stock Option Plan. The Parallel Petroleum Non-Employee Directors Stock Option Plan was approved by our stockholders at the annual meeting of stockholders held in May, 1997. This plan provides for granting to Directors who are not employees of Parallel options to purchase up to an aggregate of 500,000 shares of common stock. Options granted under the plan will not be incentive stock options within the meaning of the Internal Revenue Code.

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

    The purchase price of shares as to which an option is exercised must be paid in full at the time of exercise (1) in cash, (2) by delivering to Parallel shares of stock having a fair market value equal to the purchase price, or (3) a combination of cash or stock, as established by the Compensation Committee.

    1998 Stock Option Plan. In June, 1998, our stockholders adopted the 1998 Stock Option Plan. The 1998 Plan provides for the granting of options to purchase up to 850,000 shares of common stock. Stock options granted under the 1998 Plan may be either incentive stock options or stock options which do not constitute incentive stock options.

    The 1998 Plan is administered by the Compensation Committee of the Board of Directors. Members of the Compensation Committee are not eligible to participate in the 1998 Plan. Only employees are eligible to receive options under the 1998 Plan. The Compensation Committee selects the employees who are granted options and establishes the number of shares issuable under each option.

    Options granted to employees contain terms and conditions that are approved by the Compensation Committee. The Compensation
Committee is empowered and authorized, but is not required, to provide for the exercise of options by payment in cash or by delivering to Parallel shares of common stock having a fair market value equal to the purchase price, or any combination of cash or common stock. The purchase price of common stock issued under each option must not be less than the fair market value of the common stock at the time of grant.

    Options granted under the 1998 Plan are not transferable other than by will or the laws of descent and distribution. The 1998 Plan will expire in June, 2008.

    Other Option Grants. The Board of Directors granted a non-qualified stock option to Mr. Cambridge in October, 1993 under the general corporate powers of Parallel. Upon recommendation of the Board's Compensation Committee, the Board granted the option to Mr. Cambridge to purchase 100,000 shares of common stock at an exercise price of $3.9375 per share, the fair market value of the common stock on the date of grant. The option is not transferable, except by will or the laws of descent and distribution. The option expires in October, 2003.

Retirement Plan

    Parallel maintains under Section 408(k) of the Code a combination simplified employee pension ("SEP") and individual retirement account ("IRA") plan (the "SEP/IRA") for eligible employees. Generally, eligible employees include all employees who are at least twenty-one years of age.

    Contributions to employee SEP accounts may be made at the discretion of Parallel, as authorized by the Compensation Committee of the Board of Directors. The percentage of contributions may vary from time to time. However, the same percentage contribution must be made for all participating employees. Parallel is not required to make annual contributions to the employees SEP accounts. Parallel may make tax-deductible contributions for each employee participant of up to 15% of a participant's compensation, or $30,000, whichever is less. Under the prototype simplified employee pension plan adopted by Parallel, all of the SEP contributions must be made to SEP/IRAs maintained with the sponsor of the plan, a national investment banking firm. All contributions to employees' accounts are immediately 100% vested and become the property of each employee at the time of contribution, including employer contributions, income-deferral contributions and IRA contributions. Generally, earnings on contributions to an employee's SEP/IRA account are not subject to federal income tax until withdrawn.

    In addition to receiving SEP contributions made by Parallel, employees may make individual annual IRA contributions of up to the lesser of $2,000 or 100% of compensation. Each employee is responsible for the investment of funds in his or her own SEP/IRA and can select investments offered through the sponsor of the plan.

    Distributions may be taken by employees at any time and must commence by April 1st following the year in which the employee attains age 70 1/2.

   Parallel presently makes matching contributions to employee accounts in an amount equal to the contribution made by each employee, not to exceed, however, 3% of each employee's salary during any calendar year. During 1998, Parallel contributed an aggregate of $11,632 to the accounts of seven employee participants. Of this amount, $3,388 was allocated to Mr. Oldham's account.

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT

   The following table shows certain information as of March 15,
1999 with respect to the beneficial ownership of common stock by: (1) each person known by us to own beneficially more than five percent of our outstanding common stock; (2) each executive officer of Parallel; (3) each Director of Parallel; and (4) all of our executive officers and Directors as a group.


          Name and Address               Amount and Nature         Percent
                of                             of                    of
          Beneficial Owner            Beneficial Ownership(1)      Class(2)
         ------------------           -----------------------      --------

Thomas R. Cambridge
216 Texas Commerce Bank Building
Amarillo, Texas  79109                  967,045 (3)                  5.22%


Ernest R. Duke
408 West Wall Street
Midland, Texas  79701                   269,973 (4)                  1.47%


Myrle Greathouse
401 Cypress, Suite 519
Abilene, Texas  79601                 1,644,057 (5)                  8.64%


Larry C. Oldham
One Marienfeld Place, Suite 465
Midland, Texas  79701                   697,090 (6)                  3.72%


Charles R. Pannill
3416 Acorn Run
Fort Worth, Texas  76019                 89,495 (7)                    *


          Name and Address               Amount and Nature         Percent
                of                             of                    of
          Beneficial Owner            Beneficial Ownership(1)      Class(2)
         ------------------           -----------------------      --------

Wes-Tex Drilling Company
519 First National Bank Building West
Abilene, Texas 79601                  1,246,773 (8)                  6.69%


Julia Jones Matthews
400 Pine, Suite 900
Abilene, Texas 79601                  1,742,846 (9)                  8.95%


Dodge Jones Foundation
400 Pine, Suite 900
Abilene, Texas 79601                  1,371,482(10)                  7.10%


All Executive Officers and Directors
as a Group (5 persons)               3,667,660 (11)                 18.64%


--------------------
*   Less than one percent.

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

(4) Includes 35,000 shares of common stock underlying a presently exercisable stock option. Also included are 74,395 shares held by Duke and Cain Partnership, a general partnership in which Mr. Duke is a partner, and 20,000 shares held in the name of Mr. Duke's wife. Mr. Duke has shared voting and investment powers with respect to such shares.

(5) Includes 932,488 shares of common stock held directly by Wes-Tex Drilling Company, a corporation, and 314,285 shares of common stock that may be acquired by Wes-Tex upon conversion of 110,000 shares of preferred stock held by Wes-Tex. Mr. Greathouse is the chairman of the board of directors and sole shareholder of Wes-Tex and, accordingly, has shared voting and investment powers with respect to such shares. See note 8 below. Also included are 60,000 shares of common stock underlying presently exercisable stock options, and 1,000 shares held by a twenty-two member investment club, of which Mr. Greathouse is a member, and as to which Mr. Greathouse has shared voting and investment powers. The
      Greathouse Charitable Remainder Trust and the Greathouse
      Foundation may each acquire 157,142 shares of common stock upon conversion of 55,000 shares of preferred stock held by each of them. Such shares of common stock are included in the total number of shares shown in the table. However, Mr. Greathouse disclaims beneficial ownership of all 314,284 shares of common stock that may be acquired by The Greathouse Charitable Remainder Trust and the Greathouse Foundation.

(6) Includes 387,000 shares of common stock underlying presently exercisable stock options.

(7) Includes 35,000 shares of common stock underlying a presently exercisable stock option. Also included are 1,300 shares held by Mr. Pannill as custodian for the benefit of two minor grandchildren and as to which Mr. Pannill disclaims beneficial ownership.

(8) Mr. Greathouse, a Director of Parallel, is the chairman of the board of directors and sole stockholder of Wes-Tex Drilling Company. Wes-Tex has shared voting and investment powers with respect to such shares. See note 5 above.

(9)   Includes 200,000 shares of common stock owned directly by the Julia
      Jones Matthews Family Trust and 171,428 shares of common stock that may be acquired by the Trust upon conversion of 60,000 shares of preferred stock held directly by the Trust. By virtue of her position as the President and a Director of the Dodge Jones Foundation, Matthews has shared voting and investment powers with respect to, and may also be deemed to be the beneficial owner of, 971,428 shares of common stock that may be acquired by the Dodge Jones
      Foundation upon conversion of 340,000 shares of preferred stock held by it, and 400,000 shares of common stock that are owned directly by the Dodge Jones Foundation. Matthews disclaims beneficial ownership of all shares of common stock beneficially owned by the Dodge Jones Foundation. See note 10.

(10) Includes 971,428 shares that may be acquired upon conversion of 340,000 shares of preferred stock. The Dodge Jones Foundation has shared voting and investment powers with respect to such shares of common stock. See note 9.

(11) Includes 717,000 shares of common stock underlying presently exercisable stock options and 628,569 shares of common stock that may be acquired upon conversion of 220,000 shares of preferred stock.


          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From time to time, Wes-Tex Drilling Company, a corporation, acquires undivided interests in oil and gas leasehold acreage from Parallel and participates with Parallel and other interest owners in the drilling and development of such acreage. Myrle Greathouse, a director and the sole shareholder of Wes-Tex, is also a Director of Parallel. Wes-Tex participates in these operations under standard form operating agreements on the same or similar terms afforded by Parallel to nonaffiliated third parties. We invoice all working interest owners, including Wes-Tex, on a monthly basis, without interest, for their pro rata share of lease acquisition, drilling and operating expenses. During 1998, we billed Wes-Tex $83,946 for Wes-Tex's proportionate share of lease operating expenses incurred on properties we operate. The largest amount owed to us by Wes-Tex at any one time during 1998 for its share of lease operating expenses was $28,945. At December 31, 1998, Wes-Tex owed us $579 for these expenses. During 1998, we disbursed $34,330 to Wes-Tex in payment of revenues attributable to

Wes-Tex's pro rata share of the proceeds from sales of gas and oil produced from properties in which Wes-Tex and Parallel owned interests.

    In April, 1998, Parallel privately placed 600,000 shares of $.60 cumulative convertible preferred stock to eight accredited investors. Of the 600,000 shares of preferred stock, 100,000 shares were purchased by Wes-Tex, 50,000 shares were purchased by the Greathouse
Foundation and 50,000 shares were purchased by the Greathouse
Charitable Remainder Trust. The Greathouse Foundation is a tax-exempt entity under Section 501(c)(3) of the Internal Revenue Code and engages in the business of making charitable grants for benevolent purposes. Mr. Greathouse is the chairman of the board of directors of the Greathouse Foundation. The Greathouse Charitable Remainder
Trust is a charitable remainder trust in which Mr. Greathouse and his wife are the trustees and uni-trust beneficiaries. All of the shares of preferred stock were purchased for cash at a price of $10 per share on the same terms as all other unaffiliated purchasers. The net proceeds from the sale of the preferred stock, approximately $5,919,000, were used by Parallel to reduce bank debt.

    In October, 1998, the holders of the $.60 cumulative convertible preferred stock, including Wes-Tex, the Foundation and the Trust, surrendered all of the preferred stock to Parallel in exchange for Parallel's issuance of a like number of shares of a newly created class of preferred stock, designated as the 6% convertible preferred stock, $0.10 par value per share. After the exchange, Wes-Tex was the record holder of 100,000 shares of the newly created class of preferred stock, the Foundation was the record holder of 50,000 shares and the Trust was the record holder of 50,000 shares of $.60 cumulative convertible preferred stock. All outstanding shares of the preferred stock were cancelled and restored to the status of authorized but unissued preferred stock.

    The rights, privileges and preferences of the 6% convertible preferred stock are substantially identical to the $.60 cumulative convertible preferred stock, except that the initial conversion price of the preferred stock is $3.50 per share, while the initial conversion price of the $.60 cumulative convertible preferred stock was $6.40 per share.

    In October, 1998, Parallel privately placed an additional 374,500 shares of 6% convertible preferred stock. Of the 374,500 shares that were sold, 10,000 shares were purchased by Wes-Tex, 5,000 shares were purchased by the Foundation and 5,000 shares were purchased by the Trust. These purchases were made for cash at a price of $10 per share on the same terms as all other third parties. The net proceeds from the sale of the preferred stock, approximately $3,709,000, were used to reduce bank debt.

    During 1998, Cambridge Production, Inc., a corporation owned by Mr. Cambridge, served as operator of two wells on oil and gas leases in which we also owned an interest. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing production, employing field personnel, maintaining production and other records, determining the location and timing of drilling of wells, administering gas contracts, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 1998, Cambridge
Production billed us $69,894 for our pro rata share of lease operating expenses and drilling and workover expenses. We paid $84,554 to Cambridge Production during 1998, which included amounts remaining unpaid and owed to Cambridge Production at the end of 1997. The largest amount we owed Cambridge Production at any one time during 1998 was $22,981. At December 31, 1998, no amounts were due to us from Cambridge Production. Cambridge Production's billings to
Parallel are made monthly on the same basis as all other working interest owners in the wells. Our pro rata share of oil and gas sales during 1998 from the wells operated by Cambridge Production was $217,806.

    We believe the transactions described above were made on terms no less favorable than if we had entered into the transactions with an unrelated party.

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

           (b) No reports on Form 8-K were filed by Parallel during the last quarter of its fiscal year ended December 31, 1998.

           (c)    Exhibits:


Exhibit
  No.                                   Description of Exhibit
--------                                ----------------------

*3.1                     Certificate of Incorporation of Registrant

3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 1995.)

4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998.)

Exhibit
  No.                                   Description of Exhibit
--------                                ----------------------


                         Executive Compensation Plans and Arrangements (Exhibit No.'s 10.1 through 10.7):
                         ---------------------------------------------

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

10.6                     Non-Employee Directors Stock Option Plan
                         (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997).

*10.7                    1998 Stock Option Plan

10.8 Loan Agreement dated July 1, 1996 between the Registrant and Bank One Texas, N.A. (Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 1996.)

*10.9 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A.

*23.1                    Consent of Independent Auditors

*23.2                    Consent of Independent Petroleum Engineers

*27                      Financial Data Schedule


----------------------------
*    Filed herewith.

                        PARALLEL PETROLEUM CORPORATION

                       Index to the Financial Statements



                                                                         Page
                                                                         ----
Independent Auditors' Report                                              F-2

Financial Statements:

    Balance Sheets at December 31, 1998 and 1997                          F-3

    Statements of Income for the years ended
       December 31, 1998, 1997, and 1996                                  F-4

    Statements of Stockholders' Equity for the
       years ended December 31, 1998, 1997 and 1996                       F-5

    Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996                                   F-6

    Notes to Financial Statements                                         F-7




All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                   KPMG LLP


Midland, Texas
February 12, 1999

                        PARALLEL PETROLEUM CORPORATION

                                Balance Sheets

                          December 31, 1998 and 1997

Assets                                                  1998           1997
------                                                  ----           ----
Current assets:

     Cash and cash equivalents                      $ 1,178,819       597,149
     Accounts receivable:
         Oil and gas                                  1,432,659     1,649,350
         Others, net of allowance for
         doubtful accounts of $71,358 in
         1998 and $28,130 in 1997                       247,740       915,358
         Affiliate                                       11,844         9,506
                                                    -----------     ---------
                                                      1,692,243     2,574,214
     Other assets                                        61,504        37,183
                                                    -----------     ---------
               Total current assets                   2,932,566     3,208,546
                                                    -----------     ---------
Property and equipment, at cost:
    Oil and gas properties, full cost method
      Note 11)                                       65,565,466     62,659,570
    Other                                               287,586        433,922
                                                     ----------     ----------
                                                     65,853,052     63,093,492
    Less accumulated depreciation and depletion     (22,279,355)   (16,514,102)
                                                     ----------     ----------
             Net property and equipment              43,573,697     46,579,390
                                                     ----------     ----------


Other assets, net of accumulated amortization
    of $86,917 in 1998 and $59,085 in 1997               58,519         67,596
                                                     ----------     ----------
                                                   $ 46,564,782     49,855,532
                                                     ==========     ==========


Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities:
         Trade                                     $  2,803,539      5,313,439
         Affiliate                                          214         14,660
     Income taxes payable                                  -            42,586
                                                     ----------     ----------
              Total current liabilities               2,803,753      5,370,685
                                                     ----------     ----------
Long-term debt (Note 3)                              18,035,889     12,182,610
Deferred income taxes (Note 5)                             -         3,183,484

Stockholders' equity:
    Preferred stock - $.60 cumulative
         convertible preferred stock - par value
         of $.10 per share, (aggregate liquidation
         preference of $10) authorized 10,000,000
         shares, issued and outstanding 974,500 in
         1998                                            97,450             -
    Common stock - par value of $.01 per share,
         authorized 60,000,000 shares,issued and
         outstanding 18,306,858 in 1998 and
         18,114,358 in 1997                             183,069        181,144
    Additional paid-in surplus                       32,341,971     22,839,049
    Retained earnings (deficit)                      (6,897,350)     6,098,560
                                                     ----------     ----------
Total stockholders' equity                           25,725,140     29,118,753
Contingencies
                                                     ----------     ----------
                                                   $ 46,564,782     49,855,532
                                                     ==========     ==========


See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                             Statements of Income

                 Years ended December 31, 1998, 1997, and 1996

                                                      1998            1997            1996
                                                      ----            ----            ----
Oil and gas revenues                            $   9,001,582      12,614,242      14,167,470
                                                 ------------    ------------    ------------
Costs and expenses:
     Lease operating expense                        2,434,658       3,171,234       2,685,662
     General and administrative                       899,016         837,635         520,784
     Depreciation, depletion and amortization       5,966,221       3,959,277       3,738,722
     Impairment of oil and gas properties          14,757,028            -               -
                                                 ------------    ------------    ------------
Total costs and expenses                           24,056,923       7,968,146       6,945,168
                                                 ------------    ------------    ------------
Operating income (loss)                           (15,055,341)      4,646,096       7,222,302
                                                 ------------    ------------    ------------
Other income (expense), net:
     Interest income                                    2,771           8,984           8,165
     Other income                                     395,683          33,512          65,757
     Interest expense                              (1,381,103)       (813,372)     (1,245,891)
     Other expense                                    (57,947)         (8,840)         (1,566)
                                                 ------------    ------------    ------------
           Total other expense, net                (1,040,596)       (779,716)     (1,173,535)
                                                 ------------    ------------    ------------
Income (loss) before income taxes                 (16,095,937)      3,866,380       6,048,767

Income tax (expense) benefit                        3,100,027      (1,122,450)     (1,718,113)
                                                 ------------    ------------    ------------
           Net income (loss)                     $(12,995,910)      2,743,930       4,330,654
                                                 ============    ============    ============

Cumulative preferred stock dividend              $   (276,712)           -               -
                                                 -------------   ------------    ------------
           Net income (loss) available to
              common stockholders                $(13,272,622)      2,743,930       4,330,654
                                                 ===========     ============    ============

Net income (loss) per common share:
   Basic                                               $ (.73)            .15             .29
   Diluted                                             $ (.73)            .15             .28

See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                      Statements of Stockholders' Equity

                 Years ended December 31, 1998, 1997, and 1996


                                   Common stock           Preferred stock     Additional      Retained          Total
                                -------------------     -------------------
                                Number of               Number of               paid-in       earnings       stockholders'
                                 shares      Amount       shares     Amount     surplus       (deficit)         equity
                                 ------      ------       ------     ------     -------       ---------         ------

Balance,
   January 1, 1996              14,854,108   $ 148,540      -          -       11,662,897       (976,024)      10,835,413

   Issuance of stock, net        2,500,000      25,000      -          -        9,395,630           -           9,420,630

   Options exercised                12,250         123      -          -           21,315           -              21,438

   Warrants exercised               40,000         400      -          -          109,600           -             110,000

   Net income                         -           -         -          -             -         4,330,654        4,330,654
                               -----------   ---------   -------     -------   -----------   -----------      -----------

Balance,
   December 31, 1996            17,406,358     174,063      -          -       21,189,442      3,354,630       24,718,135

   Options exercised               708,000       7,081      -          -        1,633,404           -           1,640,485

   Tax benefits related
      to options                      -           -         -          -           16,203           -              16,203

   Net income                         -           -         -          -             -         2,743,930        2,743,930
                               -----------   ----------  --------    -------  -----------    -----------      -----------

Balance,
   December 31, 1997            18,114,358     181,144      -          -       22,839,049      6,098,560       29,118,753

   Issuance of stock, net             -           -      974,500     97,450     9,531,477           -           9,628,927

   Options exercised               192,500       1,925      -          -          164,700           -             166,625

   Tax benefits related
      to options                      -           -         -          -           83,457           -              83,457

   Net loss                           -           -         -          -             -       (12,995,910)     (12,995,910)

   Dividends ($.60 per
      share)                          -           -         -          -         (276,712)          -            (276,712)
                                ----------   ---------   -------     ------    ----------    -----------       ----------

Balance,
   December 31, 1998            18,306,858   $ 183,069   974,500     97,450    32,341,971     (6,897,350)      25,725,140
                                ==========   =========   =======     ======    ==========    ============      ==========


See accompanying notes to financial statements.

                        PARALLEL PETROLEUM CORPORATION

                            Statements of Cash Flows

                 Years ended December 31, 1998, 1997 and 1996

                                                              1998               1997          1996
                                                             ----               ----          ----
Cash flows from operating activities:
   Net income (loss)                                     $(12,995,910)        2,743,930      4,330,654
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation, depletion and amortization            5,966,221         3,959,277      3,738,722
        Deferred income taxes                              (3,100,027)        1,079,864      1,706,048
        Impairment of oil and gas properties               14,757,028              -              -
        Provision for losses on trade receivables              43,228              -              -
Other, net                                                      9,077             5,715        (32,317)
Changes in assets and liabilities:
        Decrease (increase) in trade receivables              838,743           467,014     (2,274,978)
        Decrease (increase) in prepaid expenses and
           other                                              (24,321)          (29,643)         8,753
        Increase (decrease) in accounts payable and
           accrued liabilities                                123,421           (67,078)       217,801
        Income tax payable                                       -               30,521         12,065
                                                         ------------       -----------    -----------

               Net cash provided by
                   operating activities                     5,617,460         8,189,600      7,706,748
                                                         ------------       -----------    -----------

Cash flows from investing activities:
   Additions to property and equipment                    (21,300,419)      (20,516,544)   (15,271,761)
   Proceeds from disposition of property and equipment        892,510         7,580,820        649,000
                                                         ------------       -----------    -----------
              Net cash used in
                   investing activities                   (20,407,909)      (12,935,724)   (14,622,761)
                                                         ------------       -----------    -----------
Cash flows from financing activities:
   Borrowings from bank line of credit                     18,182,279        16,330,000     22,387,102
   Payments on bank line of credit                        (12,329,000)      (12,668,781)   (25,540,336)
   Proceeds from exercise of options and warrants             166,625         1,640,485        131,438
   Stock offering costs                                      (116,072)             -        (1,205,620)
   Proceeds from common stock issuance                           -                 -        10,626,250
   Proceeds from preferred stock issuance                   9,744,999              -              -
   Payments of preferred stock dividend                      (276,712)             -              -
                                                         ------------       -----------    -----------
              Net cash provided by
                   financing activities                    15,372,119         5,301,704      6,398,834
                                                         ------------       -----------    -----------
              Net increase (decrease) in cash
                   and cash equivalents                       581,670           555,580       (517,179)

Beginning cash and cash equivalents                           597,149            41,569        558,748
                                                         ------------       -----------    -----------
Ending cash and cash equivalents                         $  1,178,819           597,149         41,569
                                                         ============       ===========    ===========

See accompanying notes to financial statements.


                        PARALLEL PETROLEUM CORPORATION

                        Notes to Financial Statements

                 Years ended December 31, 1998, 1997 and 1996


(1)     Summary of Significant Accounting Policies
        ------------------------------------------

        Nature of Operations
        --------------------

        Parallel Petroleum Corporation (the "Company"), a Delaware corporation, is primarily engaged in, and its only industry segment is, the acquisition of, and the exploration for, development, production and sale of, crude oil and natural gas. The Company's business activities are carried out primarily in Texas. The Company's activities in Texas are focused in the onshore Gulf Coast area of Jackson, Wharton, Lavaca, Dewitt and Victoria Counties,Texas, and in the Permian Basin of West Texas.

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

        In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value", discounted at a 10-percent interest rate of future net revenues, net of income tax effects, from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

        Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case

                        PARALLEL PETROLEUM CORPORATION
          the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

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

        Revenue Recognition
        -------------------

        The Company uses the sales method of accounting for crude oil revenues.
          To the extent that crude oil is produced but not sold, the oil in tanks is not recorded as inventory on the financial statements. The oil in tanks at December 31, 1998, 1997, and 1996 was not material.

                        PARALLEL PETROLEUM CORPORATION

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

        Cash Equivalents
        ----------------

        For purposes of the statements of cash flows, the Company considers all demand deposits,money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

                        PARALLEL PETROLEUM CORPORATION

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

(3)	Long-Term Debt
        --------------

        Long-term debt consists of the following at December 31:

                                                        1998            1997
                                                        ----            ----
        Revolving Facility note payable to bank,
             at bank's base lending rate (7.5%
             at December 31, 1998) (a)              $ 16,623,889    12,182,610
        Development Facility note payable to
             bank, at bank's base lending rate
             plus 5.5% (13% at December 31, 1998)      1,412,000          -

        Less:  current maturities                           -             -
                                                    ------------    ----------
                                                    $ 18,035,889    12,182,610
                                                    ============    ==========

_________________

(a) The note payable is classified as long-term due to a maturity date of July 1, 2001.

        At December 31, 1998, the Company is party to a note agreement with a bank. Pursuant to the note agreement, the Company may borrow
          $30,000,000 or the "borrowing base" then in effect. The borrowing base in effect at December 31,  1998 of $21,100,000 includes (i) a
          $19,100,000 revolving credit facility ("Revolving Facility") and (ii)
          a $2,000,000 non-revolving line of credit ("Development Facility").
          The borrowing base is reduced by a monthly commitment reduction of
          $380,000 until April 1, 1999.  The borrowing base and monthly commitment reduction are subject to redetermination every six months on April 1 and October 1 of each year, or at such other times as the bank elects.  The latest redetermination date was on September 1,
          1998. Indebtedness under the Revolving Facility matures July 1, 2001 and indebtedness under the Development Facility is due and payable on
          March 31, 1999.  The note is secured by substantially all of the
          Company's oil and gas properties.  Commitment fees of .25% per annum
          on the difference between the   commitment and the average daily
          amount outstanding are due quarterly.

        The unpaid principal balance for the Revolving Facility bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate less .25% or (ii) the bank's Eurodollar rate plus a margin of 2.5%. The unpaid principal balance for the Development

                        PARALLEL PETROLEUM CORPORATION

                  Notes to Financial Statements - (Continued)

          Facility bears interest at the bank's base lending rate plus 5.5%.
          Interest under both Facilities is due and payable monthly.

        The loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) no payment of dividends for common stock.

        On March 23, 1999, the Company entered into an agreement with its bank
          amending   certain terms of the note agreement.  Under the amendment,
          (i) the amount outstanding under the Development Facility of
          $1,592,000 was rolled into the Revolving Facility (ii) the borrowing base was redetermined at $18,900,000 (iii) the unpaid principal balance for the Revolving Facility bears interest at the bank's prime rate plus .25%, or 8% at March 23, 1999, and (iv) the monthly commitment reduction was suspended until May 1, 1999,  when the borrowing base and monthly commitment reduction are scheduled for redetermination by the bank.

(4)	Stock Options and Warrants
        --------------------------

        At the election of the board of directors, the Company awards both incentive stock options and nonqualified stock options to selected key employees and officers. The options are awarded at an exercise price based on the closing price of the Company's common stock on the date of grant, a two-year and four-year vesting schedule and a ten-year exercise period. As of December 31, 1998, options expire beginning in the year-ended December 31, 2001 through 2008. Exercise of the nonqualified stock options resulted in a deferred tax effect of $83,457, $16,203, and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

                                        1998            1997            1996
                                        ----            ----            ----
        Net income (loss)          $ (13,452,020)    $ 2,464,487    $ 4,295,248
        Basic net income (loss)
          per share                      $  (.74)          $ .14          $ .29
        Diluted net income (loss)
          per share                      $  (.74)          $ .13          $ .27

        The pro forma net income and pro forma net income per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. The pro forma amounts for 1996 reflect

                        PARALLEL PETROLEUM CORPORATION
          the initial phase-in of FAS 123 and as a result do not reflect any compensation expense for options granted prior to 1995. Pro forma adjustments in future years will include compensation expense associated with options granted beginning in 1995 plus compensation expense associated with any options awarded in subsequent years. As a result, such pro forma compensation expense is likely to be higher than the levels experienced in 1996.

        Under FAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                        1998            1997         1996
                                        ----            ----         ----
        Risk-free interest rate          5.61            6.41         6.15
        Expected life                 7 years         7 years      7 years
        Expected volatility               .71             .55          .64

        A summary of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

                        For the year ended        For the year ended       For the year ended
                        December 31, 1998         December 31, 1997        December 31, 1996
                        ------------------        ------------------       ------------------
                                   Weighted                  Weighted                 Weighted
                        Number     Average        Number     Average       Number     Average
                        of Shares   Price         of Shares   Price        of Shares   Price
                        ---------  --------       ---------  --------      ---------  --------
Stock options:
  Outstanding at
    beginning of year   1,364,250   $ 3.06        1,207,250   $ 1.82       1,134,500   $ 1.55
    Options granted       370,000     3.60          485,000     4.41          85,000     5.40
    Options exercised    (192,500)    (.87)        (323,000)     .44         (12,250)    1.75
    Options canceled         -         -             (5,000)    4.53            -         -
                        ---------   ------        ---------   ------       ---------   ------
  Outstanding at end
    of year             1,541,750   $ 3.46        1,364,250   $ 3.06       1,207,250   $ 1.82
                        =========   ======        =========   ======       =========   ======


  Exercisable at end
    of year               816,750   $ 2.97          775,500   $ 2.08         987,250   $ 1.35
                        =========   ======        =========   ======       =========   ======

Weighted average fair
  value of options
  granted during the
  year                     $ 2.58                    $ 2.80                   $ 3.70
                        =========                 =========                =========


        The following table summarizes information about the Company's stock options outstanding at December 31, 1998:


                              Options Outstanding                                      Options Exercisable
                       ------------------------------------------------------     ----------------------------------
                            Number         Weighted Average       Weighted             Number           Weighted
Range of               Outstanding at          Remaining          Average          Exercisable at        Average
Exercise Prices        December 31, 1998   Contractual Life    Exercise Price     December 31, 1998   Exercise Price
                       -----------------   ----------------    --------------     -----------------   --------------
 $.64 - $.69               175,000             4 years              $ .65             175,000              $ .65
$1.03 - $1.75              123,000             4 years              $1.18             105,500              $1.09
$3.19 - $5.50            1,243,750             9 years              $3.01             536,250              $4.10
                         ---------                                                    -------
                         1,541,750                                                    816,750
                         =========                                                    =======



                        PARALLEL PETROLEUM CORPORATION

        Stock Warrants
        --------------

        In connection with a common stock offering in 1996, an underwriter received a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $5.10 per share. At December 31, 1998, no shares have been purchased in connection with the five-year warrant.

        In connection with a private placement offering in 1994, a broker-dealer responsible for introducing the Company to the Company's principal placement agent received a five-year warrant to purchase 64,415 shares of common stock at a price of $2.75 per share. As of December 31 1998 and 1997, 50,000 shares have been purchased in connection with the five-year warrant.

        The Company has outstanding at December 31, 1998 and 1997, 300,000 warrants. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants were issued as part of the Company's initial public offering in 1980 and are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions and in the event of liquidation,dissolution, or winding up of the Company, the holders are not entitled to participate in the assets of the Company.

(5)	Income Taxes
        ------------

        Federal income tax expense differs from the amount computed at the Federal statutory rate as follows:

                                                                            Year ended
                                                                            December 31,
                                                          ------------------------------------------
                                                               1998            1997           1996

                                                               ----            ----           ----
        Income tax expense (benefit) at statutory
          rate                                            $ (5,472,619)    $ 1,314,570     2,056,581
        Change in valuation allowance for deferred
          tax assets                                         2,530,196            -             -
        Statutory depletion                                   (171,803)       (241,274)     (358,854)
        Nondeductible expenses and other                        14,199          49,154        20,386
                                                          ------------     -----------     ---------

                   Income tax expense (benefit)           $ (3,100,027)     $ 1,122,450     1,718,113
                                                          ============      ===========     =========


        Income tax expense is deferred, with the exception of $64,986 in 1997 related to alternative minimum tax ("AMT").

                        PARALLEL PETROLEUM CORPORATION

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                   1998              1997
                                                                   ----              ----
                     Noncurrent
                     ----------
        Deferred income tax assets:
           Net operating loss carryforwards                     $ 5,309,428        2,124,284
           Statutory depletion carryforwards                         53,099          787,217
                                                                ------------       ---------
                   Total noncurrent deferred tax assets           6,262,527        2,911,501
                                                                ------------       ---------
                   Less valuation allowance                      (2,530,196)            -
                                                                ------------       ---------
                   Net deferred tax assets                        3,732,331        2,911,501
                                                                ------------       ---------
        Deferred income tax liabilities:
           Property and equipment, principally due to
              differences in basis, expensing of intangible
              drilling costs for tax purposes and depletion       3,732,331        6,094,985
                                                                ------------        ---------
                  Total deferred income tax liabilities           3,732,331        6,094,985
                                                                ------------        ---------
                  Net noncurrent deferred income tax
                      liability                                        -            3,183,484
                                                                ============        =========


        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to the uncertainty of future commodity prices and based on management's intention to continue its drilling program (generating intangible drilling costs which are projected to create future losses for tax purposes), it does not appear more likely than not that the Company will be able to utilize all the available carryforwards prior to their ultimate expiration.

                        PARALLEL PETROLEUM CORPORATION

        As of December 31, 1998, the Company had investment tax credit and net operating loss carryforwards for regular tax purposes available to reduce future taxable income and tax liability, respectively. These carryforwards expire as follows:


                                                                Alternative
                                                                minimum tax
                        Net operating           Investment      net operating
                            loss                tax credit          loss
                            ----                ----------          ----
        1999                     -                   7,000             -
        2000                     -                  15,000             -
        2001             $    498,000               24,000             -
        2002                  421,000                 -                -
        2003                  138,000                 -                -
        2004                  257,000                 -                -
        2005                   69,000                 -                -
        2006                1,011,000                 -                -
        2007                  792,000                 -                -
        2008                1,596,000                 -           1,733,000
        2009                2,170,000                 -           1,974,000
        2013                8,663,000                 -           8,197,000
                         ------------               ------       ----------
                         $ 15,615,000               46,000       11,904,000
                         ============               ======       ==========


(6)	Major Customers
        ---------------

        The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31:

                                        1998            1997           1996
                                        ----            ----           ----
        Purchaser A                     11%             12%            11%
        Purchaser B                     24%             53%            46%
        Purchaser C                     22%              -              -
        Purchaser D                     18%              -              -



                        PARALLEL PETROLEUM CORPORATION

                  Notes to Financial Statements - (Continued)



(7)     Employee Pension Plan
        ---------------------

        Effective September 1, 1988, the Company established a simplified employee pension plan covering all salaried employees of the Company.
          The employees voluntarily contribute a portion of their eligible compensation, not to exceed $7,000, adjusted for inflation beginning in 1988, to the plan.  The Company's contribution, including the employees contribution, cannot exceed the lesser of $30,000 or 15% of compensation.  During 1998, 1997 and 1996, the Company contributed an aggregate of $11,632, $12,709, and $7,986, respectively, of which
          $3,388, $3,129 and $2,963, respectively, was allocated to a Director
          of the Company.   The Company has no obligation to make contributions
          to the plan.

(8)	Statements of Cash Flows
        ------------------------

        During 1998, 1997 and 1996, $0, $0, and $60,413 were transferred from leases held for resale to oil and gas properties, respectively. These transfers are considered non-cash transactions.

        No Federal taxes were paid in 1998, 1997 and 1996, as a result of net operating losses or loss carryforwards.

        The Company made interest payments of $1,349,786, $794,079, and $1,221,144 in 1998, 1997 and 1996, respectively.

        At December 31, 1998 and 1997, there were $1,868,241 and $4,558,594, respectively, of property additions accrued in accounts payable.

(9)	Equity Transactions
        -------------------

        Preferred Stock

        On April 8, 1998, the Company completed a private placement of 600,000 shares of its $.60 Cumulative Convertible Preferred Stock, $.10 par value per share ("Old Preferred Stock"). Cumulative dividends of $.60 per share were payable semi-annually on June 15 and December 15 of each year. Each share of Old Preferred Stock was convertible at the option of the holder, into 1.5625 shares of common stock at an initial conversion price of $6.40 per share, subject to adjustment in certain events. Proceeds received, net of related expenses, were approximately $5,919,000. The net proceeds from the sale of Old
          Preferred Stock were used to reduce the indebtedness outstanding under the Company's loan agreement.

        On October 16, 1998, the Company exchanged 600,000 shares of its $.60
          Cumulative Convertible Preferred Stock ("Old Preferred Stock"), issued in a private placement transaction dated April 8, 1998, for 600,000 shares of its 6% Convertible Preferred Stock, $0.10 par value per share ("Preferred Stock"). Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Company


                        PARALLEL PETROLEUM CORPORATION

                  Notes to Financial Statements - (Continued)

          may redeem the Preferred Stock, in whole or part, after October 20, 1999, for $10 per share plus accrued dividends.

        On October 30, 1998, the Company completed a private placement of 374,500 shares of its 6% Convertible Preferred Stock, $0.10 par value per share ("Preferred Stock"). Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Company may redeem the Preferred
          Stock, in whole or part, after October 20, 1999, for $10 per share plus accrued dividends. Proceeds received, net of expenses, were approximately $3,709,000. The net proceeds from the sale of the Preferred Stock were used to reduce the indebtedness under the Company's loan agreement.

        Cumulative dividends of $0.60 are payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 1998.

(10)	Related Party Transactions
        --------------------------

        During 1998 and 1997, the Company was charged $2,900 and $2,000, respectively, for drilling services and lease operating expenses by entities in which certain Directors are majority owners. These
          Directors and their companies own interests in certain wells operated by the Company. During 1998 and 1997, the Company charged $97,000 and $45,000, respectively, for the lease operating expenses and drilling costs and paid $62,000 and $122,000, respectively, in oil and gas revenues to these related parties related to these wells.

        An entity in which the Chief Executive Officer and Chairman of the Board is the owner acted as the Company's agent in performing the routine day to day operations of certain wells. In 1998 and 1997, the Company was billed $70,000 and $498,000, respectively, for the Company's pro rata share of lease operating and drilling expenses and received $218,000 and $211,000 in 1998 and 1997, respectively, in oil and gas revenues related to these wells.

        An entity in which a certain Director of the Company is the sole shareholder purchased a total of 110,000 shares of preferred stock of the Company during 1998. In addition, during 1998, a Foundation, where this same Director is the chairman of the board of directors of the Foundation, and a Trust, where this same Director is trustee, purchased a total of 55,000 shares each of preferred stock of the Company. All of the shares of preferred stock of the Company were purchased at a price of $10 per share on the same terms as all other unaffiliated purchasers. (See Note 9) Total proceeds received of $2,200,000 were used to reduce the Company's bank debt.


                        PARALLEL PETROLEUM CORPORATION

                  Notes to Financial Statements - (Continued)


(11)	Oil and Gas Expenditures
        ------------------------

        The following table reflects capitalized costs related to the oil and gas producing activities as of December 31:


                                                   1998                1997
                                                   ----                ----
        Capitalized costs:
            Proved properties                   $ 48,945,738        48,590,827
            Unproved properties                   16,619,728        14,068,743
                                                ------------        ----------
                                                  65,565,466        62,659,570
                  Accumulated depletion          (22,122,758)      (16,217,470)
                                                ------------       -----------
                                                $ 43,442,708        46,442,100
                                                ============       ===========


        Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. Such costs capitalized in 1998, 1997 and 1996 totaled $527,500, $461,537, and
          $587,198, respectively.

        Depletion per equivalent unit of production (BOE) was $8.07, $5.29, and $4.47 for 1998, 1997 and 1996, respectively.

        The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities for each of the years in the three-year period ended December 31:

                                                  1998          1997         1996
                                                  ----          ----         ----
        Transfers from undeveloped leases
           held for sale                      $       -            -          60,413
        Proved property acquisition costs           88,747      917,883    3,838,495
        Unproved property acquisition costs      6,034,025    7,710,358    7,602,441
        Exploration                              8,555,741    9,604,035    1,435,933
        Development                              3,873,168    4,877,240    3,962,977
                                              ------------   ----------   ----------
                                              $ 18,551,681   23,109,516   16,900,259
                                              ============   ==========   ==========


(12)	Impairment of Oil and Gas Properties
        ------------------------------------

        As a result of a ceiling test calculation, which limits capitalized costs, net of related deferred tax liability, to the aggregate of the estimated present value, discounted at 10-percent of future net revenues from proved reserves plus lower of cost or fair market value of unproved properties, the Company recognized an impairment of approximately $14,757,000 (approximately $12,300,000 net of tax) related to its oil and gas properties during the fourth quarter of 1998. No impairment was determined to exist in 1997.

                        PARALLEL PETROLEUM CORPORATION

(13)	Earnings per Share
        ------------------

        In accordance with the provisions of FAS 128, the following table provides a reconciliation between basic and diluted earnings per share for the year ended December 31:

                                                      1998            1997          1996
                                                      ----            ----          ----
        Numerator:
          Net income (loss)                      $ (12,995,910)    2,743,930     4,330,654
          Preferred stock dividend                    (276,712)       -           -
                                                 -------------     ---------     ---------
          Net income (loss) and numerator for
            basic and diluted net income (loss)
            per share available to common
            stockholders                         $ (13,272,622)    2,743,930     4,330,654
                                                 =============     =========     =========


       Denominator:
          Weighted average common shares for
            basic earnings (loss) per share         18,300,998    17,862,792    14,957,404

      Effect of dilutive securities:
         Employee stock options                           -          765,403       719,086
         Warrants                                         -           12,795        16,768
                                                 -------------    ----------    ----------

         Weighted average common shares for
           diluted earnings (loss) per share
           assuming conversions                     18,300,998    18,640,990    15,693,258
                                                 =============    ==========    ==========

      Basic net earnings (loss) per share             $   (.73)         0.15          0.29
                                                      ========          ====          ====


      Diluted net earnings (loss) per share           $   (.73)         0.15          0.28
                                                      ========          ====          ====



        Employee stock options to purchase shares of common stock and convertible preferred stock were outstanding during 1998 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, (ii) the effect of the assumed conversion of the Company's preferred stock to common stock would be antidilutive, or (iii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

                        PARALLEL PETROLEUM CORPORATION

(14)	Supplemental Oil and Gas Reserve Data (Unaudited)
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

        A summary of changes in reserve balances is presented below (in thousands):

                                                  Total Proved       Proved Developed
                                                --------------       ----------------
                                                BBL         MCF      BBL         MCF
                                                ---         ---      ---         ---
        Reserves as of January 1, 1996          1,503    26,124      1,255    20,854
           Purchase of reserves in place          273     4,797        273     4,797
           Extensions and discoveries             128     9,034        128     9,034
           Revisions of previous estimates        (42)   (3,746)       (40)   (3,684)
           Production                            (221)   (3,655)      (221)   (3,655)
                                                -----    ------      -----    ------

        Reserves as of December 31, 1996        1,641    32,554      1,395    27,346
           Sales of reserves in place            (461)   (2,779)      (461)   (2,779)
           Extensions and discoveries           1,063    14,477        243     9,623
           Revisions of previous estimates       (174)  (10,319)      (164)  (10,478)
           Production                            (175)   (3,385)      (176)   (3,384)
                                                -----    ------      -----    -------

        Reserves as of December 31, 1997        1,894    30,548        837      2,328
          Extensions and discoveries              281     7,554        210      5,634
          Revisions of previous estimates        (265)   (8,806)        (9)    (3,614)
          Production                             (186)   (3,275)      (185)    (3,276)
                                                -----    ------        ---     ------

        Reserves as of December 31, 1998        1,724    26,021        853     19,072
                                                =====    ======        ===     ======


        The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by SFAS No. 69. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

        During 1998, the average sales price received by the Company for its oil was approximately $12.49 per Bbl, as compared to $19.88 in 1997, while the average sales price for the Company's gas was approximately $2.04 per Mcf in 1998, as compared to $2.70 per Mcf in 1997. At March 15, 1999, the price received by the Company for its oil production was approximately $12.50 per Bbl, while the price received by the Company, at that same date, for its gas production was approximately $1.75 per Mcf.

                        PARALLEL PETROLEUM CORPORATION

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


               Standardized Measure of Discounted Future Net Cash Flows
                        Relating to Proved Oil and Gas Reserves
                                   (In Thousands)

                                                                  December 31,
                                                        -------------------------------
                                                          1998        1997        1996
                                                          ----        ----        ----
        Future cash flows                               $ 70,141     111,549     153,441
        Future costs:
           Production                                    (20,706)    (28,352)    (39,296)
           Development                                    (5,740)     (6,269)     (2,790)
                                                        --------      ------     -------
        Future net cash flows before income
           taxes                                          43,695      76,928     111,355
        Future income taxes                                 -         (8,891)    (22,493)
                                                        --------      ------     -------
        Future net cash flows                             43,695      68,037      88,862
        10% annual discount for estimated timing
           of cash flows                                 (16,872)    (21,982)    (31,513)
                                                        --------      ------     -------

        Standardized measure of discounted net
           cash flows                                   $ 26,823      46,055      57,349
                                                        ========      ======      ======


                        PARALLEL PETROLEUM CORPORATION

                      Changes in Standardized Measure of
            Discounted Future Net Cash Flows From Proved Reserves
                                (In Thousands)


                                                           Years ended December 31,
                                                         ---------------------------
                                                         1998       1997        1996
                                                         ----       ----        ----
        Increase (decrease):
            Sales of minerals in place                 $   -      ( 6,491)       -
            Purchase of minerals in place                  -         -          6,437
            Extensions and discoveries and improved
               recovery, net of future production and
               development costs                          8,916     25,530     23,660
            Accretion of discount                         4,642      6,701      2,589
            Net change in sales prices net of
               production costs                         (16,036)   (18,293)    24,273
            Changes in estimated future
               development costs                            664        (51)        40
            Revisions of quantity estimates              (8,325)   (13,333)    (6,043)
            Net change in income taxes                      365      9,300     (8,940)
            Sales, net of production costs               (6,588)    (9,443)   (11,482)
            Changes of production rates (timing) and
               other                                     (2,870)    (5,214)     1,650
                                                       --------     ------     ------

               Net increase (decrease)                  (19,232)   (11,294)    32,184

        Standardized measure of discounted future
           net cash flows:
               Beginning of year                         46,055     57,349     25,165
                                                       --------     ------     ------

               End of year                             $ 26,823     46,055     57,349
                                                       ========     ======     ======



(PAGE> S-1



                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PARALLEL PETROLEUM CORPORATION

March 29, 1999                  By:  /s/ Thomas R. Cambridge
                                  --------------------------
                                  Thomas R. Cambridge, Chief
                                  Executive Officer and
                                  Chairman of the Board of
                                  Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas R. Cambridge    Chief Executive Officer    March 29, 1998
-----------------------    and Chairman of the
Thomas R. Cambridge        Board of Directors
                           (Principal Executive
                           Officer)


/s/ Larry C. Oldham        President and Treasurer    March 29, 1998
-----------------------    (Principal Financial and
Larry C. Oldham            Accounting Officer)



/s/ Ernest R. Duke         Director                   March 29, 1998
-----------------------
Ernest R. Duke



/s/ Myrle Greathouse       Director                   March 29, 1998
-----------------------
Myrle Greathouse



/s/ Charles R. Pannill      Director                  March 29, 1998
-----------------------
Charles R. Pannill

                        INDEX TO EXHIBITS


Exhibit
  No.                   Description of Exhibit
-------               ---------------------------

*3.1                  Certificate of Incorporation of Registrant.

 3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 1995.)

 4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998.)


                      Executive Compensation Plans and Arrangements (Exhibit No.'s 10.1 through 10.7):
                      ------------------------------------------------------

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

10.6                  Non-Employee Directors Stock Option Plan
                      (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997).

*10.7                 1998 Stock Option Plan

10.8 Loan Agreement dated July 1, 1996 between the Registrant and Bank One Texas, N.A. (Incorporated by reference to Exhibit 10.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 1996.)

*10.9 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A.

*23.1                 Consent of Independent Auditors

*23.2                 Consent of Independent Petroleum Engineers

*27                   Financial Data Schedule

----------------------
* Filed herewith.                                           Exhibit 3.1

                       CERTIFICATE OF INCORPORATION
                                   OF
                      PARALLEL PETROLEUM CORPORATION



"FIRST: The name of the corporation is PARALLEL PETROLEUM
CORPORATION.

SECOND: The address of its registered office in the State of Delaware is No. 100 West Tenth Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

THIRD: The nature of the business of the Corporation and the objects and purposes and business thereof proposed to be transacted, promoted or carried on are as follows:

          1. To transact any and all lawful business for which a corporation may be incorporated under the laws of the State of Delaware.

          2. To do everything necessary, proper, advisable or convenient for the accomplishment of the purposes hereinabove set forth and to do all things incidental thereto or connected therewith which are not prohibited by the laws of the State of Delaware, by other laws or by these Articles.

     It is the intention that the purposes, objects and powers specified by the foregoing clauses shall not, by reference to or inference from the terms of any other clause in this Certificate of Incorporation, but each purpose, object or power stated in the foregoing clauses shall be regarded as an independent purpose, object or power.

FOURTH: The total number of shares of all classes that the Corporation shall have authority to issue is 140,000,000 of which 40,000,000 shall be Preferred Shares, par value $.10 per share, and 100,000,000 shall be Common Shares, $.01 par value per share.

     The designations, preferences, limitations and relative rights of the shares of each class that the Corporation shall have authority to issue are as follows:

1.   Preferred Shares.

     The Corporation may divide and issue the Preferred Shares in series. Preferred Shares of each series when issued shall be designated to distinguish them from the shares of all other series. The Board of Directors is hereby expressly vested with authority to divide the class of Preferred Shares into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by this Certificate of Incorporation and the laws of the State of Delaware in respect of the following:

             (a) The number of shares to constitute such series, and the distinctive designations thereof;

             (b) The rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue;

             (c) Whether shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption;

             (d) The amount payable upon shares in event of involuntary liquidation;

             (e) The amount payable upon shares in event of voluntary liquidation;

             (f) Sinking fund or other provisions, if any, for the redemption or purchase of shares;

             (g) The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

             (h)    Voting rights, if any; and

             (i) any other relative rights and preferences of shares of such series, including, without limitation, any restriction on any increase in the number of shares of any series theretofor authorized and any limitation or restriction of rights or powers to which shares of any future series shall be subject.

          2. Common Shares.

        (a) The rights of holders of Common Shares to receive dividends or to share in the distribution of assets in the event of liquidation, dissolution or winding up of the affairs of the Corporation shall be subject to the preferences, limitations and relative rights of the Preferred Shares fixed in the resolution or resolutions which may be adopted from time to time by the Board of Directors of the Corporation providing for the issuance of one or more series of the Preferred Shares.

             (b) The holders of the Common Shares shall be entitled to vote for each Common Share held by them of record at the time for determining the holders thereof entitled to vote.

FIFTH:  The names and mailing addresses of the incorporators are:



Name                                Address
----                               ----------
Frank S. Delay                     500 Metro Building
                                   119 North Colorado
                                   Midland, Texas
                                   79701

Larry C. Oldham                    500 Metro Building
                                   119 North Colorado
                                   Midland, Texas
                                   79701

SIXTH: The names and mailing addresses of the persons who are to serve as the directors (until their successors are duly elected and qualified) are:


Name                                Address
----                               -----------

Frank S. Delay                     500 Metro Building
                                   119 North Colorado
                                   Midland, Texas
                                   79701

Name                                Address
----                               -----------


E. R. Duke                         500 Metro Building
                                   119 North Colorado
                                   Midland, Texas
                                   79701

Larry C. Oldham                    500 Metro Building
                                   119 North Colorado
                                   Midland, Texas
                                   79701

Charles R. Pannill                 500 Metro Building
                                   119 North Colorado
                                   Midland, Texas
                                   79701

Glenn A. Smith                     500 Metro Building
                                   119 North Colorado
                                   Midland, Texas
                                   79701



SEVENTH:       The corporation is to have perpetual existence.

EIGHTH: The Board of Directors shall have power to enact, alter, amend and repeal such By-Laws not inconsistent with the laws of the State of Delaware and this Certificate of Incorporation as it may deem best for the management of the Corporation.

NINTH:  Cumulative voting shall not be allowed in the election of directors.

TENTH: Shareholders shall not have a preemptive right to subscribe for, purchase or acquire additional unissued or treasury shares of the Corporation or securities convertible into shares or carrying share purchase warrants or privileges as the same may be issued from time to time by the corporation.

ELEVENTH:      Elections of directors need not be by written ballot unless the by-laws of the corporation shall so provide.

     Meetings of stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of the corporation may be kept (subject to any provision contained in the statutes) outside the State of

Delaware at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation.

TWELFTH Any action required by statute to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting of stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of all of the outstanding stock of the Corporation.

THIRTEENTH:    The corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statue, and all rights conferred upon stockholders herein are granted subject to this reservation.

     WE, THE UNDERSIGNED, being each of the incorporators hereinbefore named, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Delaware, do make this certificate, hereby declaring and certifying that this is our act and deed and the facts herein stated are true, and accordingly heave hereunto set our hands this 6th day of June, 1984.


                                /s/ Frank S. Delay
                                   ---------------
                                   FRANK S. DELAY


                                /s/ Larry C. Oldham
                                   -----------------
                                   LARRY C. OLDHAM

                        CERTIFICATE OF CHANGE OF ADDRESS OF

                     REGISTERED OFFICE AND OF REGISTERED AGENT

               PURSUANT TO SECTION 134 OF TITLE 8 OF THE DELAWARE CODE



To:  DEPARTMENT OF STATE
     Division of Corporations
     Townsend Building
     Federal Street
     Dover, Delaware 19903

     Pursuant to the provisions of Section 134 of Title 8 of the Delaware Code, the undersigned Agent for service of process, in order to change the address of the registered office of the corporations for which it is registered agent, hereby certifies that:

     1. The name of the agent is:  The Corporation Trust Company
     2. The address of the old registered office was:
                         100 West Tenth Street
                         Wilmington, Delaware, 19801

     3. The address to which the registered office is to be changed is:
                         Corporation Trust Center
                         1209 Orange Street
                         Wilmington, Delaware 19801

        The new address will be effective on July 30, 1984.

               4. The names of the corporations represented by said agent are set forth on the list annexed to this certificate and made a part hereof by reference.

               IN WITNESS WHEREOF, said agent has caused this certificate to be signed on its behalf by its Vice-President and Assistant Secretary this 25th day of July, 1984.


                                   THE CORPORATION TRUST COMPANY
                                   ------------------------------
                                     (Name of Registered Agent)


                                   By: /S/ Virginia Colwel
                                      --------------------
                                        (Vice-President)


ATTEST:

/S/ Mark
-------------------------
    (Assistant Secretary)

                      CERTIFICATE OF MERGER
                            MERGING
                 PARALLEL PETROLEUM CORPORATION
                      A TEXAS CORPORATION
                             INTO
                PARALLEL PETROLEUM CORPORATION
                     A DELAWARE CORPORATION


(Pursuant to Section 252 of the General Corporation
Law of the State of Delaware)

     1. The names of the constituent corporations and the states under the laws of which they are respectively organized are



           Name of Corporation                  State
          ----------------------             -----------

          Parallel Petroleum
          Corporation                           Texas

          Parallel Petroleum
          Corporation                           Delaware



     2. An agreement of Merger has been approved, adopted, certified, executed and acknowledged by each of the constituent corporations in accordance with Section 252(c) of the General
Corporation Law of the State of Delaware.

     3. The name of the surviving corporation is Parallel Petroleum Corporation, a Delaware corporation.

     4.   The Certificate of Incorporation of Parallel Petroleum
Corporation shall be the Certificate of Incorporation of the surviving corporation.

     5. The executed Agreement of Merger is on file at the principal place of business of Parallel Petroleum Corporation.

                Parallel Petroleum Corporation
                       119 North Colorado
                         Metro Building
                           Suite 500
                      Midland, Texas 79701

     6. A copy of the Agreement of Merger will be furnished by Parallel Petroleum Corporation, on request and without cost, to any stockholder of any constituent corporation.

     7. The authorized capital stock of Parallel Petroleum Corporation, Texas, is 120,000,000 shares.

     IN WITNESS WHEREOF, said Parallel Petroleum Corporation, a
Delaware corporation, has caused its corporate seal to be affixed and this certificate to be signed by Frank S. Delay, its President, and Larry C. Oldham, its Secretary, this 17th day of December, A.D., 1984.

                                   By: /s/ Frank S. Delay
                                       --------------------------
                                        Frank S. Delay, President


                                       /s/ Larry C. Oldham
                                       --------------------------
                                        Larry C. Oldham, Secretary

STATE OF TEXAS

COUNTY OF MIDLAND

     Be it remembered that on this 17th day of December, A.D., 1984, personally came before me, Phyllis D. Evans, a notary public in and for the county and state aforesaid, Frank S. Delay, President of Parallel Petroleum Corporation, a corporation of the State of Delaware, the Corporation described in and which executed the foregoing Certificate, known to me personally to be such, and he, the said Frank S. Delay, as such President, duly executed said Certificate before me and acknowledged the said Certificate to be his act and deed and the act and deed of said corporation; that the signatures of the said President and of the Secretary of said corporation to said foregoing Certificate are in the handwriting of the said President and Secretary of said corporation, respectively, and that the seal affixed to said Certificate is the common or corporate seal of said corporation.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal of the office the day and year aforesaid.

Notarial Seal                      /s/ Phyllis D. Evans
                                   ----------------------
                                   Name: Phyllis D. Evans
                                         ----------------
                                        Notary Public in and for said
                                             County and State
My Commission Expires:
11/24/85

                 PARALLEL PETROLEUM CORPORATION
      CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS
                  OF SERIAL PREFERRED STOCK
          $.30 CUMULATIVE CONVERTIBLE PREFERRED STOCK

            Pursuant to Section 151 of the Delaware
                    General Corporation Law

     RESOLVED, by the Board of Directors of Parallel Petroleum
Corporation, a Delaware corporation (the "Company"), that pursuant to authority expressly granted to and vested in the Board of Directors by the provisions of the Certificate of Incorporation of the Company, the Board of Directors hereby creates a series of the class of authorized Serial Preferred Stock, $.10 par value ("Preferred Stock"), of the Company, and authorizes the issuance thereof, and hereby fixes the designations and amount thereof, and the voting powers, preferences and relative, participation, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof (in addition to the designations, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof (in addition to the designations, preferences and relative, participating and other special rights, and the qualifications, limitations or restrictions thereof, set forth in the Certificate of Incorporation of the Company, which are applicable to the Serial Preferred Stock of all series) as follows:

     1.1 Designation and Amount. The shares of such series shall be designated ".$30 Cumulative Convertible Preferred Stock" (such series being hereinafter sometimes called "this Series"), and the number of shares constituting such Series shall initially be 174,669. The number of authorized shares of this Series may be reduced by further resolution duly adopted by the Board of Directors of the Company and by the filing of a certificate pursuant to the provisions of the General Corporation Law of the State of Delaware stating that such reduction has been so authorized, but the number of authorized shares of this Series shall not be increased. Shares in this Series have a par value of $.10 per share.

     1.2 Dividends. The holders of shares of this Series shall be entitled to receive, out of the funds of the Company legally available therefore and as and when declared by the Board of Directors, cash dividends at the rate of $.30 per share per annum, payable semi-annually on the first day of the months of May and November in each year, commencing November 1, 1986, except that if such date is a Saturday, Sunday or legal holiday then such dividend shall be payable on the first immediately preceding day which is not a Saturday, Sunday or legal holiday. Such dividends shall be cumulative (whether or not in any semi-annual dividend period there shall be funds of the Company legally available for the payment of such dividends), commencing on the date of original issue and shall be payable for any period less than a full semi-annual period on the basis of a year of 360 days with equal 30 day months. Dividends shall be payable to holders of record, as they appear on the stock books of the Company on such record dates as may be declared by the Board of Directors, not more than sixty (60) days nor less than ten (10) days preceding the payment dates for such dividends. Dividends in arrears may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding sixty (60) days preceding the payment date thereof, as may be fixed by the Board of Directors of the Company.
Except as provided below with regard to any class of stock ranking on a parity with the Preferred Stock as to payment of dividends. In no event, so long as this Series shall remain outstanding, shall any dividend whatsoever be declared or paid upon, nor shall any distribution be made or ordered in respect of, any class of stock of the Company ranking on a parity with or junior to this Series with respect to payment of dividends, unless dividends on this Series since the date of issue thereof to the date of such distribution shall have been paid or declared and set apart for payment. When dividends are not paid in full upon the shares of this Series and any other preferred stock ranking on a parity as to payment of dividends with this Series, all dividends declared upon shares of this Series and any other preferred stock ranking on a parity as to dividends with this Series shall be declared pro rata so that the amount of dividends declared per share on this Series and such other preferred stock shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of this Series and such other preferred stock bear to each other. If full cumulative dividends on this Series have not been declared and paid or set apart for payment, the Company shall not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption or retirement of, the Common Stock, $.01 par value, of the

Company ("Common Stock"), or any other stock of the Company ranking junior to this Series as to dividends or distribution of assets on liquidation, dissolution or winding up of the Company (other than, in the case of dividends or distributions, dividends or distributions paid in shares of Common Stock or such other junior ranking stock), until full cumulative dividends on this Series are declared and paid or set apart for payment.

     1.3 Conversion. The holders of shares of this Series shall have the right, at their option, to convert all or any part of such shares of this Series into shares of Common Stock of the Company at any time on and subject to the following terms and conditions:

     (a) The shares of this Series shall be convertible at the office of any transfer agent for such stock, and at such other place or places, if any, as the Board of Directors of the Company may designate, into fully paid and nonassessable shares ) calculated as to each conversion to the nearest 1/100th of a share) of Common Stock of the Company. The number of shares of Common Stock issuable upon conversion of each share of this Series shall be equal to $3.00 divided by the conversion price in effect at the time of conversion, determined as hereinafter provided. The price at which shares of Common Stock shall be delivered upon conversion (herein called the "conversion price") shall be initially $.50 per share of Common Stock and such conversion price shall be and shall remain in effect until the close of business on March 1, 1988. After March 1, 1988, the conversion price shall be $.75 per share of Common Stock. The conversion price shall be subject to adjustment from time to time in certain instances as hereinafter provided. If the Company calls for the redemption of any shares of this Series, such right of conversion shall cease and terminate, as to the shares designated for redemption, at the close of business on the redemption date, unless the Company defaults in the payment of the redemption price. No fractional shares of Common Stock will be issued. A cash payment will be paid in lieu of any fractional share in an amount equal to the same fraction of the last sale price on the Common Stock (determined as provided in Section 1.3(c)(iv) at the close of business on the business day which next precedes the day of conversion.

     (b) Before any holder of shares of this Series shall be entitled to convert the same into Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed or assigned to the Company or in blank, at the office of any transfer agent for such stock or at such other place or places, if any, as the Board of Directors of the Company may have designated, and shall give written notice to the Company at said office or place that he elects to convert the same and shall state in writing therein the name or names (with addresses) in which he wishes the certificate or certificates for Common Stock to be issued. Shares of this Series surrendered for conversion during the period from the close of business on any record date for the payment of a dividend on the shares of this Series to the opening of business on the date for payment of such dividends shall (except in the case of shares of this Series which have been called for redemption on a redemption date within such period) be accompanied by payment of an amount equal to the dividend payable on such dividend payment date on the shares of this Series being surrendered for conversion. Except as provided in the preceding sentence, no payment or adjustment shall be made upon any conversion on account of any dividend accrued on the shares of this Series surrendered for conversion or on account of any dividends on the Common Stock issued upon conversion. The Company will, as soon as practicable thereafter, issue and deliver at said office or place to such holder of shares of this Series, or to his nominee or nominees, certificates for the number of full shares of Common Stock to which he shall be entitled as aforesaid, together with cash in lieu of any fraction of a share. Shares of this Series shall be deemed to have been converted as of the close of business on the date of surrender of such shares for conversion as provided above, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock as of the close of business on such date.

     (c) The conversion price in effect at any time shall be subject to adjustment as follows:

             (i) In case the Company shall (A) declare a dividend or make a distribution payable in Common Stock on any class of capital stock of the

          Company, unless the payment thereof would increase the number of shares of Common Stock outstanding by less than one percent (1%), (B) subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares, or
          (C) combine its outstanding shares of Common
          Stock into a smaller number of shares, the conversion price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately reduced in the case of any increase in the number of shares of Common Stock outstanding and increased in the case of any reduction in the number of shares of Common Stock outstanding so that the holder of any share of this Series surrendered for conversion after such time shall be entitled to receive the kind and amount of shares which he would have owned or have been entitled to receive had such share of this Series been converted into Common Stock immediately prior to such time and had such Common Stock received such dividend or other distribution or participated in such subdivision, combination or reclassification. Such adjustment shall be effective as of the record date for such dividend or distribution or the effective date of such combination, subdivision or reclassification and shall be made successively whenever any event listed above shall occur.

             (ii) In case the Company shall issue rights or warrants to all holders of its Common Stock entitling them to subscribe for or purchase shares of Common Stock at a price per share less than the Current Market Price (as defined in paragraph (iv) below) of the Common Stock, on the date fixed for the determination of stockholders entitled to receive such rights or warrants, the conversion price at the opening of business on the day following the date fixed for such determination shall be reduced by multiplying the conversion price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock which the aggregate of the offering price of the total number of shares of Common Stock so offered for subscription or purchase would purchase at such Current Market
          Price of the Common Stock and the denominator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock so offered for subscription or purchase, such reduction to become effective immediately after the opening of business on the day following the date fixed for such determination. For purposes of determining under this paragraph the number of shares of Common Stock outstanding at any time, there shall be excluded all shares of Common Stock held in the treasury of the Company. If any or all such rights or warrants are not so issued or expire or terminate before being exercised, the conversion price then in effect shall be appropriately readjusted.

             (iii) In case the Company shall distribute to all holders of its Common Stock evidences of its indebtedness or assets (including securities, but excluding cash dividends or a distribution referred to in paragraph (i) above or paid out of earned surplus) or subscription rights or warrants
          (excluding those referred to in paragraph (ii) above), the conversion price shall be adjusted so that it shall equal the price determined by multiplying the conversion price in effect immediately prior to the close of business on the date fixed for the determination of stockholders entitled to receive such distribution by a fraction of which the numerator shall be the Current Market
          Price per share of the Common Stock on the date fixed for such determination less the then fair market value (as determined by the Board of Directors of the Company, in good faith and in the exercise of its reasonable business judgment and described in a Board Resolution filed with any transfer agent for this Series) of the portion of the assets or evidences of indebtedness so distributed applicable to one share of Common Stock and the denominator shall be such Current Market Price per share of the Common Stock. Such adjustment shall become effective immediately prior to the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such distribution.

             (iv) For the purpose of any computation
          under paragraphs (ii) and (iii) above, the "Current Market Price" per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of Common Stock for 15 consecutive business days selected by the Company commencing no more than 45 business days before such date. The closing price for each day shall be the last reported sales price regular way or, in case no such sale takes place on such day, the average of the closing bid and asked prices regular way, in either case on the American Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange or no such quotations are available, the average of the closing bid and asked prices as furnished by any member of the National Association of Securities

          Dealers, Inc. selected from time to time by the Company for that purpose or if no such quotations are available, the fair market value as determined in good faith in the exercise of their reasonable business judgment by the Board of Directors of the Company.

             (v) All calculations under this section 1.3(c) shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be.

             (vi) No adjustment in the conversion price shall be required unless such adjustment would require a change of at least 1% in such price; provided, however, that any adjustments which by reason of this paragraph (vi) are not required to be made shall be carried forward and taken into account in any subsequent adjustment.

     (d)  Whenever the conversion price is adjusted as herein provided:

             (i) The Company shall promptly file any of the transfer agents for this Series a certificate of the Treasurer of the Company setting forth the adjusted conversion price and showing in reasonable detail the facts upon which such adjustment is based, including a statement of the consideration received or to be received by the Company for any shares of Common Stock issued or deemed to have been issued; and

             (ii) a notice stating that the conversion price has been adjusted and setting forth the adjusted conversion price shall forthwith be required, and as soon as practicable after it is required, such notice shall be mailed by the Company to the holders of record of this series.

     (e)

             (i) In case of any consolidation or merger of the Company with or into any other corporation
          (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of the Common Stock), or in case of any sale or transfer of all or substantially all of the assets of the company, or the reclassification of the Common Stock into another form of capital stock of the Company, whether in whole or in part, the holder of each share of this Series shall have the right to receive securities, cash or property, or any combination thereof, having a value equal to the greater of (A) $3.00 per share, plus an amount equal to all dividends accumulated and unpaid on each such share at the time of such consolidation, merger, sale or transfer or reclassification or (B) the value of the shares of stock and other securities, cash and property (including, if applicable, Common Stock) which such holder would have been entitled to receive upon such consolidation, merger, sale or transfer or reclassification if he had held the Common Stock issuable upon the conversion of such share of this Series immediately prior to such consolidation, merger, sale or transfer, or reclassification.

             (ii) In the event that at any time, as a result of paragraph (i) above, the holder of any share of this Series shall become entitled to receive any shares of stock and other securities and property (including, if applicable, Common Stock), thereafter the amount of such shares of stock and other securities so receivable upon conversion of any share of this Series shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in paragraphs (i) to (vi), inclusive, of section 1.3 (c) above, and for the provisions of section 1.3(c) with respect to the Common Stock shall apply on like terms to any such shares of stock and other securities and property (including, if applicable, Common Stock).

     (f)  In case:

             (i) the Company shall authorize the
          distribution to all holders of its Common Stock of evidences of its indebtedness of assets (other than cash dividends or other cash distributions paid out of earned surplus); or

             (ii) the Company shall authorize the granting to the holders of its Common Stock or rights or warrants to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

             (iii) of any reclassification of the capital stock of the Company (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger to which the Company is required, or of the sale or transfer of all or substantially all of the assets of the Company; or

             (iv) of the voluntary or involuntary
          dissolution, liquidation or winding up of the Company;

then, in each case, the Company shall cause to be filed with any of the transfer agents for this Series, and shall cause to be mailed, first class postage prepaid, to the holders of record of the outstanding shares of this Series, at least 20 days prior to the applicable record date hereinafter specified, a notice stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution, rights or warrants, or, if a record is not to be taken, the date as of which the holders of Common
Stock or record to be entitled to such dividend, distribution, rights or warrants are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up.

     (g) The Company shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, solely for the purpose of effecting the conversion of the shares of this Series, the full number of shares of Common Stock then issuable upon the conversion of all outstanding shares of this Series. For the purpose of this section 1.3(g), the full number of shares of Common Stock issuable upon the conversion of all outstanding shares of this Series shall be computed as if at the time of computation of such number of shares of Common Stock all outstanding shares of this Series were held by a single holder. The Company shall from time to time, in accordance with the laws of the State of Delaware, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of all shares of this Series at the time outstanding. If any shares of Common Stock required to be reserved for issuance upon conversions of shares of this Series hereunder require registration with or approval of any governmental authority under any Federal or State law before such shares may be issued upon such conversion, the company will in good faith and as expeditiously as possible endeavor to cause such shares to be so registered or approved.

     (h) The Company will pay any and all taxes that may be payable in respect of the issue or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The Company shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue or transfer and delivery of shares of

Common Stock in a name other than that in which the shares of this Series so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Company the amount of any such tax or has established to the satisfaction of the Company that such tax has been paid.

     (i) Whenever reference is made in this section 1.3 to the issue or sale of shares of Common Stock, the term "Common Stock" shall include only shares of the class designated as Common Stock, $.01 par value, of the Company at the date hereof or shares of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company and which are not subject to redemption by the Company, provided that if at any time there shall be more than one such resulting class, the shares of each such class then so deliverable shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassifications bears to the total number of shares of all such classes resulting from all such reclassifications.

     1.4 Liquidation Rights. In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of this Series shall be entitled to receive an amount in cash for each share of this Series equal to $3.00 per share, plus an amount equal to all dividends accumulated and unpaid on each such share up to the date fixed for distribution, before any distribution shall be made to the holders of the Common Stock and of any other capital stock of the Company ranking junior to this Series upon the liquidation, dissolution or winding up of the Company. If upon any liquidation, dissolution or winding up of the Company, the assets distributable among the holders of this Series shall be insufficient to permit the payment in full to the holders of all the then outstanding shares of this Series and all holders of preferred stock ranking on a parity with this Series with respect to the payment upon liquidation, dissolution and winding up of the Company of all preferential amounts payable to all such holders, then the entire assets of the Company thus distributable shall be distributed ratably among the holders of this Series and all such other holders of preferred stock in proportion to the respective amounts that would be payable per share if such assets were sufficient to permit payment in full. Subject to the provisions of section 1.3(e)(i), a consolidation or merger of the Company with or into one or more corporations or the sale or transfer of all or substantially all of the assets of the Company shall not be deemed to be a liquidation, dissolution or winding up of the Company.

     1.5 Optional Cash Redemption. The shares of this Series are not redeemable prior to May 145, 1987, unless the average of the closing bid and asked prices of the Common Stock as quoted by any member of the National Association of Securities Dealers, Inc. shall have equaled or exceeded 140% of the conversion price in effect on the date of notice referred to below for at least 20 of the 30 consecutive trading days immediately prior to the date notice of redemption is given. The share of this Series are redeemable for cash, in whole at any time or from time to time in part at the option of the Company, at a redemption price of $3.00 per share, plus any accumulated and unpaid dividends thereon.

     Notice of redemption pursuant to this section 1.5 will be mailed at least 30 days but not more than 60 days before the redemption date to each holder of record of shares of this Series to be redeemed at the address shown on the stock books of the Company (but no failure to mail such notice or any defect therein or in the mailing thereof shall affect the validity of the proceedings for such redemption except as to the holder to whom the Company has failed to mail such notice or except as to the holder whose notice was defective). On and after the redemption date, dividends shall cease to accumulate on shares of this Series called for redemption (unless the Company defaults in the payment of the redemption price).

     If less than all the outstanding shares of this Series not previously called for redemption are to be redeemed pursuant to this section 2.5, shares to be redeemed shall be selected by the Company from outstanding shares not previously called for redemption by lot or pro rata (as nearly as may be) as determined by the Board of Directors of the Company. The Company may not redeem less than all outstanding shares of this Series pursuant to this section 1.5 unless full cumulative dividends shall have been declared and paid or set apart for payment upon all outstanding shares of this Series for all past dividend periods. Shares of this Series redeemed by the Company will be restored to the status of authorized but unissued shares of preferred stock, without designation as to series, and may thereafter be issued, but not as shares of this Series.

     1.6 Voting Rights. The holders of shares of this Series shall have no right to vote for any purpose, except as specifically required by the laws of the State of Delaware and except as follows:

     (a) So long as any shares of this Series remain outstanding, the affirmative vote or consent of the holders of at least 66-2/3% of the then outstanding shares of this Series, in person or by proxy, either in writing or at a meeting called for that purpose (voting as a class with the holders of all other series of preferred stock ranking on a parity with this Series either as to dividends or distributions or upon liquidation, dissolution or winding up of the Company and upon which like voting rights have been conferred and are then exercisable), shall be necessary to permit, effect or validate the repeal, amendment or other change of any provision of the Certificate of Incorporation of the Company in any manner which materially and adversely affects the rights, preferences, or privileges of this Series or the holders thereof; provided, however, that any increase in the amount of authorized preferred stock or the creation and issuance of other series of preferred stock, whether ranking on a parity with or junior or prior to this Series with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up shall not be deemed to materially and adversely affect such rights, preferences or privileges.

     The foregoing voting provisions will not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of this Series shall have been redeemed or sufficient funds shall have been deposited in trust to effect such redemption.

     IN WITNESS WHEREOF, this Certificate has been executed and attested by the undersigned on October 21, 1986, and shall be effective at 10:00 a.m. Eastern Daylight Time, on October 21, 1986, or the date on which filed with the Secretary of State of Delaware, whichever is later.

                              PARALLEL PETROLEUM CORPORATION

ATTEST:
                              By:  /s/ Thomas R. Cambridge
/s/ Larry C. Oldham                -------------------------
--------------------------             Thomas R. Cambridge,
Larry C. Oldham, Secretary                 President

                CERTIFICATE OF AMENDMENT TO THE
                 CERTIFICATE OF INCORPORATION
                               OF
                 PARALLEL PETROLEUM CORPORATION


     Parallel Petroleum Corporation, a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation") does hereby certify as follows:

     FIRST: Pursuant to the provisions of the Delaware General Corporation Law, the Board of Directors and the stockholders of the Corporation adopted the Amendment to the Certificate of Incorporation of the Corporation, which is set forth in the following resolution in accordance with Section 242 of the Delaware General Corporation Law, the purpose of which Amendment is to add a new Article Fourteenth to the Certificate of Incorporation:

          "RESOLVED, That Article Fourteenth is hereby added to the Certificate of Incorporation to read in its entirety as follows:

                       ARTICLE FOURTEENTH

                           Section 1

               A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the directors' duty of loyalty to the Corporation or tits stockholders, (ii) for acts or omissions not in good faith or whish involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived any improper personal benefit.
     If the Delaware General Corporation Law is amended after approval by the stockholders of this article to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended.

               Any repeal or modification of the foregoing paragraph by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

                            Section 2

     (a)  Right to Indemnification.     Each person who was or is made
a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director, officer or employee of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than such law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss
(including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to e a director, officer, employee or agent and shall inure to the benefit of the indemnitee's heirs, executors and administrators; provided, however, that, except as provided in paragraph (b) hereof with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated such indemnitee only if such proceeding (or part thereof) was authorized by the Board of

Directors of the Corporation. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that, if the Delaware General Corporation Law requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including without limitation, service to an employee benefit plan) shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such indemnitee, to undertaking, by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such indemnitee is not entitled to be indemnified for such expenses under this Section or otherwise (hereinafter an "undertaking").

     (b)  Right of Indemnitee to Bring Suite.  If a claim under paragraph
(a) of this Section is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall be entitled to be paid also the expense of prosecuting or defending such suit. In (i) any suite brought by the indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the indemnitee to enforce a right to an advancement of expenses) it shall be a defense that, and (ii) any suit by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking the Corporation shall be entitled to recover such expenses upon a final adjudication that, the indemnitee has not met the applicable standard of conduct set forth in the Delaware General Corporation Law. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met the applicable standard of conduct set forth in the Delaware General
Corporation Law, nor an actual determination by the Corporation
(including its Board of Directors), independent legal counsel or its stockholders) that the indemnitee has not met such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such suit brought by the indemnitee, be a defense to such suit. In any suit brought by the indemnitee to enforce a right hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified or to such advancement of expenses under this Section or otherwise shall be on the Corporation.

     (c) Non-Exclusivity of Rights. The rights to indemnification and to the advancement of expenses conferred in this Section shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, this Certificate of Incorporation, by-law, agreement, vote of stockholders or disinterested directors or otherwise.

     (d) Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

     (e) Indemnification of Agents of the Corporation. The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and to the advancement of expenses, to any agent of the Corporation to the fullest extent of the Provisions of this Section with respect to the indemnification and advancement of expenses of directors, officers and employees of the Corporation.

     SECOND:   Pursuant to the provisions of the Delaware General
Corporation Law, the Board of Directors and the stockholders of the Corporation adopted the amendment to the Certificate of Designations,

Preferences and Rights of Serial Preferred Stock - $.30 Cumulative Convertible Preferred Stock filed October 27, 1986 with the Delaware Secretary of State, which is set forth in the following resolution in accordance with Section 242 of the Delaware General Corporation Law, the purpose of which Amendment is to reduce the conversion price of the Corporation's outstanding shares of $.30 Cumulative Convertible Preferred
Stock:

          RESOLVED, That Section 1.3(a) of the Certificate of Designations, Preferences and Rights of Serial Preferred Stock - $.30 Cumulative Convertible Preferred Stock is hereby amended to read in its entirety as follows:

               (a) The shares of this Series shall be convertible at the office of any transfer agent for such stock, and at such other place or places, if any, as the Board of Directors of the Company may designate, into fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of Common
     Stock of the Company. The number of shares of Common Stock issuable upon conversion of each share of this Series shall be equal to $3.00 divided by the conversion price in effect at the time of conversion, determined as hereinafter provided. The price at which shares of Common Stock shall be delivered upon conversion (herein called the "conversion price") shall be $.25 per share of Common
     Stock and such conversion price shall be and shall remain in effect until the close of business on August 15, 1988. After August 15, 1988 the conversion price shall be $.50 per share of Common Stock.
     The conversion price shall be subject to adjustment from time to time in certain instances as hereinafter provided. If the Company calls for the redemption of any shares of this Series, such right of conversion shall cease and terminate, as to the shares designated for redemption, at the close of business on the redemption date, unless the Company defaults in the payment of the redemption price. No fractional shares of Common Stock will be issued. A cash payment will be paid in lieu of any fractional share in an amount equal to the same fraction of the last sale price on the Common
     Stock (determined as provided in Section 1.3(c)(iv) at the close of business on the business day which next precedes the day of conversion.


     IN WITNESS WHEREOF, Parallel Petroleum Corporation has caused this Certificate of Amendment to be signed by Thomas R. Cambridge, its President, and attested by Larry C. Oldham, its Secretary, this 15th day of June, 1988.

                                   Parallel Petroleum Corporation

                                   By:/S/ Thomas R. Cambridge
                                      -----------------------
                                        Thomas R. Cambridge,
                                        President

ATTESTED:

/S/ Larry C. Oldham
--------------------------
Larry C. Oldham, Secretary

     The undersigned President of Parallel Petroleum Corporation, being duly sworn, does verify that the foregoing instrument represents the act and deed of Parallel Petroleum Corporation and that the facts stated in such instrument are true.


                                   /S/ Thomas R. Cambridge
                                   ------------------------------
                                   Thomas R. Cambridge, President

THE STATE OF TEXAS

COUNTY OF MIDLAND


     Before me, the undersigned authority, on this day personally appeared Thomas R. Cambridge and Larry C. Oldham, President and
Secretary, respectively, of Parallel Petroleum Corporation, a corporation formed under the laws of the State of Delaware, known to me to be the individuals whose names are subscribed to the foregoing instrument, and acknowledged and swore to me that they each executed the same for the purposes and consideration therein expressed and as the act and deed of said corporation and that the facts stated in the foregoing instrument are true.

     GIVEN UNDER MY HAND AND SEAL OF OFFICE this 15th of June,
1988.

                                   /S/ Jimmie L. Cromwell
                                   ---------------------------------
                                   Name:Jimmie L. Cromwell
                                        ----------------------------
                                   Notary Public in and for the State
Commission Expires:                     of Texas
     1-26-91
-------------------

                PARALLEL PETROLEUM CORPORATION
      CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS
          OF PREFERRED STOCK   NON-VOTING CONVERTIBLE
                        PREFERRED STOCK

            Pursuant to Section 151 of the Delaware
                    General Corporation Law

     The undersigned, President and Secretary, respectively, of Parallel Petroleum Corporation, a Delaware corporation (the "Company"), certify that pursuant to authority granted to and vested in the Board of Directors of the Company by the provisions of the Certificate of Incorporation of the Company, the Board of Directors has duly adopted the following resolutions creating a series of Preferred Stock of the Company designated as the Non-Voting Convertible Preferred Stock :

     RESOLVED, by the Board of Directors of Parallel Petroleum Corporation, a Delaware corporation (the "Company"), that pursuant to authority expressly granted to and vested in the Board of Directors by the provisions of the Certificate of Incorporation of the Company, the Board of Directors hereby creates a series of the class of authorized Preferred Stock, $.10 par value ("Preferred Stock"), of the Company, and authorizes the issuance thereof, and hereby fixes the designations and amount thereof, and the voting powers, preferences and relative, participation, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof (in addition to the designations, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof (in addition to the designations, preferences and relative, participating and other special rights, and the qualifications, limitations or restrictions thereof, set forth in the Certificate of Incorporation of the Company, which are applicable to the Preferred Stock) as follows:

     1.1 Designation and Amount. The shares of such series shall be designated Non-Voting Convertible Preferred Stock" (such series being hereinafter sometimes called "this Series"), and the number of shares constituting such Series shall initially be 65,248. The number of authorized shares of this Series may be reduced by further resolution duly adopted by the Board of Directors of the Company and by the filing of a certificate pursuant to the provisions of the General

Corporation Law of the State of Delaware stating that such reduction has been so authorized, but the number of authorized shares of this Series shall not be increased. Shares in this Series have a par value of $.10 per share.

     1.2 Dividends. The holders of shares of this Series shall not be entitled to receive dividends.

     1.3 Conversion. The holders of shares of this Series shall have the right, at their option, to convert all or any part of such shares of this Series into shares of Common Stock of the Company at any time on and subject to the following terms and conditions:

     (a) The shares of this Series shall be convertible at the office of any transfer agent for such stock, and at such other place or places, if any, as the Board of Directors of the Company may designate, into fully paid and nonassessable shares ) calculated as to each conversion to the nearest 1/100th of a share) of Common Stock of the Company. The number of shares of Common Stock issuable upon conversion of each share of this Series shall be equal to $3.50 divided by the conversion price in effect at the time of conversion, determined as hereinafter provided. The price at which shares of Common Stock shall be delivered upon conversion (herein called the "conversion price") shall be initially $.35 per share of Common Stock. The conversion price shall be subject to adjustment from time to time in certain instances as hereinafter provided. If the Company calls for the redemption of any shares of this Series, such right of conversion shall cease and terminate, as to the shares designated for redemption, at the close of business on the redemption date, unless the Company defaults in the payment of the redemption price. No fractional shares of Common
Stock will be issued. A cash payment will be paid in lieu of any fractional share in an amount equal to the same fraction of the last sale price on the Common Stock (determined as provided in Section 1.3(c)(iv)) at the close of business on the business day which next precedes the day of conversion.

     (b) Before any holder of shares of this Series shall be entitled to convert the same into Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed or assigned to the Company or in blank, at the office of any transfer agent for such stock or at such other place or places, if any, as the Board of Directors of the Company may have designated, and shall give written notice to the Company at said office or place that he elects to convert the same and shall state in writing therein the name or names (with addresses) in which he wishes the certificate or certificates for Common Stock to be issued. No payment or adjustment shall be made upon any conversion on account of any dividends on the Common Stock issued upon conversion. The
Company will, as soon as practicable thereafter, issue and deliver at said office or place to such holder of shares of this Series, or to his nominee or nominees, certificates for the number of full shares of Common Stock to which he shall be entitled as aforesaid, together with cash in lieu of any fraction of a share. Shares of this Series shall be deemed to have been converted as of the close of business on the date of surrender of such shares for conversion as provided above, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock as of the close of business on such date.

     (c) The conversion price in effect at any time shall be subject to adjustment as follows:

                         (i)  In case the Company shall (A) declare
          a dividend or make a distribution payable in Common Stock on any class of capital stock of the Company, unless the payment thereof would increase the number of shares of Common Stock outstanding by less than one percent (1%), (B) subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares, or (C) combine its outstanding shares of Common
          Stock into a smaller number of shares, the conversion price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately reduced in the case of any increase in the number of shares of Common

          Stock outstanding and increased in the case of any reduction in the number of shares of Common Stock outstanding so that the holder of any share of this Series surrendered for conversion after such time shall be entitled to receive the kind and amount of shares which he would have owned or have been entitled to receive had such share of this Series been converted into Common Stock immediately prior to such time and had such Common Stock received such dividend or other distribution or participated in such subdivision, combination or reclassification. Such adjustment shall be effective as of the record date for such dividend or distribution or the effective date of such combination, subdivision or reclassification and shall be made successively whenever any event listed above shall occur.

                         (ii) In case the Company shall issue
          rights or warrants to all holders of its Common Stock entitling them to subscribe for or purchase shares of Common Stock at a price per share less than the Current Market Price (as defined in paragraph (iv) below) of the Common Stock, on the date fixed for the determination of stockholders entitled to receive such rights or warrants, the conversion price at the opening of business on the day following the date fixed for such determination shall be reduced by multiplying the conversion price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock which the aggregate of the offering price of the total number of shares of Common Stock so offered for subscription or purchase would purchase at such Current
          Market Price of the Common Stock and the denominator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock so offered for subscription or purchase, such reduction to become effective immediately after the opening of business on the day following the date fixed for such determination. For purposes of determining under this paragraph the number of shares of Common Stock outstanding at any time, there shall be excluded all shares of Common Stock held in the treasury of the Company. If any or all such rights or warrants are not so issued or expire or terminate before being exercised, the conversion price then in effect shall be appropriately readjusted.

             (iii) In case the Company shall distribute to all holders of its Common Stock evidences of its indebtedness or assets (including securities, but excluding cash dividends or a distribution referred to in paragraph (i) above or paid out of earned surplus) or subscription rights or warrants (excluding those referred to in paragraph (ii) above), the conversion price shall be adjusted so that it shall equal the price determined by multiplying the conversion price in effect immediately prior to the close of business on the date fixed for the determination of stockholders entitled to receive such distribution by a fraction of which the numerator shall be the Current Market Price per share of the Common
          Stock on the date fixed for such determination less the then fair market value (as determined by the Board of Directors of the Company, in good faith and in the exercise of its reasonable business judgment and described in a Board Resolution filed with any transfer agent for this Series) of the portion of the assets or evidences of indebtedness so distributed applicable to one share of Common Stock and the denominator shall be such Current Market Price per share of the Common Stock. Such adjustment shall become effective immediately prior to the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such distribution.

             (iv) For the purpose of any computation
          under paragraphs (ii) and (iii) above, the "Current Market Price" per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of Common Stock for 15 consecutive business days selected by the Company commencing no more than 45 business days before such date. The closing price for each day shall be the last reported sales price regular way or, in case no such sale takes place on such day, the average of the closing bid and asked prices regular way, in either case on the American Stock Exchange, or, if the Common
          Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange or no such quotations are available, the average of the closing bid and asked prices as furnished by any member of the National
          Association of Securities Dealers, Inc. selected from time to time by the Company for that purpose or if no such quotations are available, the fair market value as determined in good faith in the exercise of their reasonable business judgment by the Board of Directors of the Company.

             (v)  All calculations under this section
          1.3(c) shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be.

             (vi) No adjustment in the conversion price shall be required unless such adjustment would require a change of at least 1% in such price;
          provided, however, that any adjustments which by reason of this paragraph (vi) are not required to be made shall be carried forward and taken into account in any subsequent adjustment.

     (d) Whenever the conversion price is adjusted as herein provided:

             (i)  the Company shall promptly file any
          of the transfer agents for this Series a certificate of the Treasurer of the Company setting forth the adjusted conversion price and showing in reasonable detail the facts upon which such adjustment is based, including a statement of the consideration received or to be received by the Company for any shares of Common Stock issued or deemed to have been issued; and

             (ii) a notice stating that the conversion price has been adjusted and setting forth the adjusted conversion price shall forthwith be required, and as soon as practicable after it is required, such notice shall be mailed by the Company to the holders of record of this series.

     (e)

             (i)  In case of any consolidation or merger
          of the Company with or into any other
          corporation (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of the Common Stock), or in case of any sale or transfer of all or substantially all of the assets of the company, or the reclassification of the Common Stock into another form of capital stock of the Company, whether in whole or in part, the holder of each share of this Series shall have the right to receive securities, cash or property, or any combination thereof, having a value equal to the greater of (A) $3.50 per share, plus an amount equal to all dividends accumulated and unpaid on each such share at the time of such consolidation, merger, sale or transfer or reclassification or (B) the value of the shares of stock and other securities, cash and property (including, if applicable, Common Stock) which such holder would have been entitled to receive upon such consolidation, merger, sale or transfer or reclassification if he had held the Common Stock issuable upon the conversion of such share of this Series immediately prior to such consolidation, merger, sale or transfer, or reclassification.

             (ii) In the event that at any time, as a result of paragraph (i) above, the holder of any share of this Series shall become entitled to receive any shares of stock and other securities and property (including, if applicable, Common
          Stock), thereafter the amount of such shares of stock and other securities so receivable upon conversion of any share of this Series shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in paragraphs (i) to (vi), inclusive, of section 1.3 (c) above, and for the provisions of section 1.3(c) with respect to the

          Common Stock shall apply on like terms to any such shares of stock and other securities and property (including, if applicable, Common
          Stock).

     (f)  In case:

             (i)  the Company shall authorize the
          distribution to all holders of its Common Stock of evidences of its indebtedness of assets (other than cash dividends or other cash distributions paid out of earned surplus); or

             (ii) the Company shall authorize the
          granting to the holders of its Common Stock or rights or warrants to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

             (iii) of any reclassification of the capital stock of the Company (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger to which the Company is required, or of the sale or transfer of all or substantially all of the assets of the Company; or

             (iv) of the voluntary or involuntary
          dissolution, liquidation or winding up of the Company;

then, in each case, the Company shall cause to be filed with any of the transfer agents for this Series, and shall cause to be mailed, first class postage prepaid, to the holders of record of the outstanding shares of this Series, at least 20 days prior to the applicable record date hereinafter specified, a notice stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution, rights or warrants, or, if a record is not to be taken, the date as of which the holders of Common Stock or record to be entitled to such dividend, distribution, rights or warrants are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up.

     (g) The Company shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued
Common Stock, solely for the purpose of effecting the conversion of the shares of this Series, the full number of shares of Common Stock then issuable upon the conversion of all outstanding shares of this Series. For the purpose of this section 1.3(g), the full number of shares of Common Stock issuable upon the conversion of all outstanding shares of this Series shall be computed as if at the time of computation of such number of shares of Common Stock all outstanding shares of this Series were held by a single holder. The Company shall from time to time, in accordance with the laws of the State of Delaware, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of all shares of this Series at the time outstanding. If any shares of Common Stock required to be reserved for issuance upon conversions of shares of this Series hereunder require registration with or approval of any governmental authority under any Federal or State law before such shares may be issued upon such conversion, the company will in good faith and as expeditiously as possible endeavor to cause such shares to be so registered or approved.

     (h) The Company will pay any and all taxes that may be payable in respect of the issue or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The Company shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue or transfer and delivery of shares of Common Stock in a name other than that in which the shares of this Series so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Company the amount of any such tax or has established to the satisfaction of the Company that such tax has been paid.

     (i) Whenever reference is made in this section 1.3 to the issue or sale of shares of Common Stock, the term "Common Stock" shall include only shares of the class designated as Common Stock, $.01 par value, of the Company at the date hereof or shares of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company and which are not subject to redemption by the Company, provided that if at any time there shall be more than one such resulting class, the shares of each such class then so deliverable shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassifications bears to the total number of shares of all such classes resulting from all such reclassifications.

     1.4 Liquidation Rights. In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of this Series shall be entitled to receive an amount in cash for each share of this Series equal to $3.50 per share, plus an amount equal to all dividends accumulated and unpaid on each such share up to the date fixed for distribution, before any distribution shall be made to the holders of the Common Stock and of any other capital stock of the Company ranking junior to this Series upon the liquidation, dissolution or winding up of the Company. If upon any liquidation, dissolution or winding up of the Company, the assets distributable among the holders of this Series shall be insufficient to permit the payment in full to the holders of all the then outstanding shares of this Series and all holders of preferred stock ranking on a parity with this Series with respect to the payment upon liquidation, dissolution and winding up of the Company of all preferential amounts payable to all such holders, then the entire assets of the Company thus distributable shall be distributed ratably among the holders of this Series and all such other holders of preferred stock in proportion to the respective amounts that would be payable per share if such assets were sufficient to permit payment in full. Subject to the provisions of section 1.3(e)(i), a consolidation or merger of the Company with or into one or more corporations or the sale or transfer of all or substantially all of the assets of the Company shall not be deemed to be a liquidation, dissolution or winding up of the Company.

     1.5 Optional Cash Redemption. The shares of this Series are redeemable for cash, in whole at any time or from time to time in part at the option of the Company, at a redemption price of $3.50 per share.

     Notice of redemption pursuant to this section 1.5 will be mailed at least 30 days but not more than 60 days before the redemption date to each holder of record of shares of this Series to be redeemed at the address shown on the stock books of the Company (but no failure to mail such notice or any defect therein or in the mailing thereof shall affect the validity of the proceedings for such redemption except as to the holder to whom the Company has failed to mail such notice or except as to the holder whose notice was defective). On and after the redemption date, dividends shall cease to accumulate on shares of this Series called for redemption (unless the Company defaults in the payment of the redemption price).

     If less than all the outstanding shares of this Series not previously called for redemption are to be redeemed pursuant to this section 1.5, shares to be redeemed shall be selected by the Company from outstanding shares not previously called for redemption by lot or pro rata (as nearly as may be) as determined by the Board of Directors of the Company. Shares of this Series redeemed by the Company will be restored to the status of authorized but unissued shares of preferred stock, without designation as to series, and may thereafter be issued, but not as shares of this Series.

     1.6 Voting Rights. The holders of shares of this Series shall have no right to vote for any purpose, except as specifically required by the laws of the State of Delaware and except as follows:

               (a) So long as any shares of this Series remain outstanding, the affirmative vote or consent of the holders of at least 66-2/3% of the then outstanding shares of this Series, in person or by proxy, either in writing or at a meeting called for that purpose (voting as a class with the holders of all other series of preferred stock ranking on a parity with this Series either as to dividends or distributions or upon liquidation, dissolution or winding up of the Company and upon which like voting rights have been conferred and are then exercisable), shall be necessary to permit, effect or validate the repeal, amendment or other change of any provision of the Certificate of Incorporation of the Company in any manner which materially and adversely affects the rights, preferences, or privileges of this Series or the holders thereof; provided, however, that any increase in the amount of authorized preferred stock or the creation and issuance of other series of preferred stock, whether ranking on a parity with or junior or prior to this Series with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up shall not be deemed to materially and adversely affect such rights, preferences or privileges.

     The foregoing voting provisions will not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of this Series shall have been redeemed or sufficient funds shall have been deposited in trust to effect such redemption.

     1.7 Parity. The shares of this Series shall be on a parity with the Company's $.30 Cumulative Convertible Preferred Stock with respect to the distribution of assets upon liquidation, dissolution or winding up of the Company.

      IN WITNESS WHEREOF, this Certificate has been executed and attested by the undersigned on October 10, 1988, and shall be effective on the date filed with the Secretary of State of Delaware.


                              PARALLEL PETROLEUM CORPORATION



                              By /S/ Thomas R. Cambridge
                                 --------------------------------
                                   Thomas R. Cambridge, President

ATTEST:


/S/ Larry C. Oldham
---------------------------
Larry C. Oldham, Secretary

                 PARALLEL PETROLEUM CORPORATION
       CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS
                   OF SERIAL PREFERRED STOCK -
                   $.60 CUMULATIVE CONVERTIBLE
                         PREFERRED STOCK

             Pursuant to Section 151 of the Delaware
                     General Corporation Law

     The undersigned, President and Secretary, respectively, of Parallel Petroleum Corporation, a Delaware corporation (the "Company"), certify that pursuant to authority granted to and vested in the Board of Directors of the Company by the provisions of the Certificate of Incorporation of the Company, the Board of Directors has duly adopted the following resolutions creating a series of Serial Preferred Stock of the Company designated as the $.60 Cumulative Convertible Preferred
Stock:

     RESOLVED, by the Board of Directors of Parallel Petroleum Corporation, a Delaware corporation (the "Company"), that pursuant to authority expressly granted to and vested in the Board of Directors by the provisions of the Certificate of Incorporation of the Company, the Board of Directors hereby creates a series of the class of authorized Serial Preferred Stock, $.10 par value ("Preferred Stock"), of the Company, and authorizes the issuance thereof, and hereby fixes the designations and amount thereof, and the voting powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof (in addition to the designations, preferences and relative, participating and other special rights, and the qualifications, limitations or restrictions thereof, set forth in the Certificate of Incorporation of the Company, which are applicable to the Serial
Preferred Stock of all series) as follows:

     1.1 Designation and Amount. The shares of such series shall be designated "$.60 Cumulative Convertible Preferred Stock" (such series being hereinafter sometimes called "this Series"), and the number of shares constituting such Series shall initially be 600,000. The number of authorized shares of this Series may be reduced by further resolution duly adopted by the Board of Directors of the Company and by the filing of a certificate pursuant to the provisions of the General Corporation Law of the State of Delaware stating that such reduction has been so authorized, but the number of authorized shares of this Series shall not be increased. Shares in this Series have a par value of $.10 per share.

     1.2 Dividends. The holders of shares of this Series shall be entitled to receive, out of the funds of the Company legally available therefor and as and when declared by the Board of Directors, cash dividends at the rate of $.60 per share per annum, payable semi-annually on the fifteenth day of the months of June and December in each year, commencing June 15, 1998, except that if such date is a Saturday, Sunday or legal holiday then such dividend shall be payable on the first immediately preceding day which is not a Saturday, Sunday or legal holiday. Such dividends shall be cumulative (whether or not in any semi-annual dividend period there shall be funds of the Company legally available for the payment of such dividends), commencing on the date of original issue and shall be payable for any period less than a full semi-annual period on the basis of a year of 360 days with equal 30 day months. Dividends shall be payable to holders of record, as they appear on the stock books of the Company on such record dates as may be declared by the Board of Directors, not more than sixty (60) days nor less than ten (10) days preceding the payment dates for such dividends. Dividends in arrears may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding sixty (60) days preceding the payment date thereof, as may be fixed by the Board of Directors of the Company. Except as provided below with regard to any class of stock ranking on a parity with the Preferred Stock as to payment of dividends, in no event, so long as this Series shall remain outstanding, shall any dividend whatsoever be declared or paid upon, nor shall any distribution be made or ordered in respect of, any class of stock of the Company ranking on a parity with or junior to this Series with respect to payment of dividends, unless dividends on this Series since the date of issue thereof to the date of such distribution shall have been paid or declared and set apart for payment. When dividends are not paid in full upon the shares of this Series and any other preferred stock ranking on a parity as to payment of dividends with this Series, all dividends declared upon shares of this Series and any other preferred stock ranking on a parity as to dividends with this Series shall be declared pro rata so that the amount of dividends declared per share on this Series and such other preferred stock shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of this Series and such other preferred stock bear to each other. If full cumulative dividends on this Series have not been declared and paid or set apart for payment, the Company shall not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption or retirement of, the Common Stock, $.01 par value, of the Company
("Common Stock"), or any other stock of the Company ranking junior to this Series as to dividends or distribution of assets on liquidation, dissolution or winding up of the Company (other than, in the case of dividends or distributions, dividends or distributions paid in shares of Common Stock or such other junior ranking stock), until full cumulative dividends on this Series are declared and paid or set apart for payment.

     1.3 Conversion. The holders of shares of this Series shall have the right, at their option, to convert all or any part of such shares of this Series into shares of Common Stock of the Company at any time after October 8, 1998 and subject to the following terms and conditions:

               (a) The shares of this Series shall be convertible at the office of any transfer agent for such stock, and at such other place or places, if any, as the Board of Directors of the Company may designate, into fully paid and nonassessable shares
     (calculated as to each conversion to the nearest 1/100th of a share) of Common Stock of the Company.  The number of shares of Common Stock issuable upon conversion of each share of this Series shall be equal to $10.00 divided by the conversion price in effect at the time of conversion, determined as hereinafter provided. The price at which shares of Common Stock shall be delivered upon conversion (herein called the "conversion price")
     shall be initially $6.40 per share of Common Stock.   The
     conversion price shall be subject to adjustment from time to time in certain instances as hereinafter provided. If the Company calls for the redemption of any shares of this Series, such right of conversion shall cease and terminate, as to the shares designated for redemption, at the close of business on the redemption date, unless the Company defaults in the payment of the redemption price. No fractional shares of Common Stock will be issued. A cash payment will be paid in lieu of any fractional share in an amount equal to the same fraction of the last sale price of the Common Stock (determined as provided in Section 1.3(c)(iv)) at the close of business on the business day which next precedes the day of conversion.

               (b) Before any holder of shares of this Series shall be entitled to convert the same into Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed or assigned to the Company or in blank, at the office of any transfer agent for such stock or at such other place or places, if any, as the Board of Directors of the Company may have designated, and shall give written notice to the Company at said office or place that he elects to convert the same and shall state in writing therein the name or names (with addresses) in which he wishes the certificate or certificates for Common Stock to be issued. Shares of this Series surrendered for conversion during the period from the close of business on any record date for the payment of a dividend on the shares of this Series to the opening of business on the date for payment of such dividends shall (except in the case of shares of this Series which have been called for redemption on a redemption date within such period) be accompanied by payment of an amount equal to the dividend payable on such dividend payment date on the shares of this Series being surrendered for conversion. Except as provided in the preceding sentence, no payment or adjustment shall be made upon any conversion on account of any dividend accrued on the shares of this Series surrendered for conversion or on account of any dividends on the Common Stock issued upon conversion.
     The Company will, as soon as practicable thereafter, issue and deliver at said office or place to such holder of shares of this Series, or to his nominee or nominees, certificates for the number of full shares of Common Stock to which he shall be entitled as aforesaid, together with cash in lieu of any fraction of a share. Shares of this Series shall be deemed to have been converted as of the close of business on the date of surrender of such shares for conversion as provided above, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock as of the close of business on such date.

               (c) The conversion price in effect at any time shall be subject to adjustment as follows:

             (i)  In case the Company shall (A) declare a
          dividend or make a distribution payable in Common
          Stock on any class of capital stock of the Company, unless the payment thereof would increase the number of shares of Common Stock outstanding by less than one percent (1%), (B) subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares, or (C) combine its outstanding shares of Common Stock into a smaller number of shares, the conversion price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately reduced in the case of any increase in the number of shares of Common Stock outstanding and increased in the case of any reduction in the number of shares of Common
          Stock outstanding so that the holder of any share of this Series surrendered for conversion after such time shall be entitled to receive the kind and amount of shares which he would have owned or have been entitled to receive had such share of this Series been converted into Common Stock immediately prior to such time and had such Common Stock received such dividend or other distribution or participated in such subdivision, combination or reclassification. Such adjustment shall be effective as of the record date for such dividend or distribution or the effective date of such combination, subdivision or reclassification and shall be made successively whenever any event listed above shall occur.

             (ii) In case the Company shall issue rights or warrants to all holders of its Common Stock entitling them to subscribe for or purchase shares of Common
          Stock at a price per share less than the Current
          Market Price (as defined in paragraph (iv) below) of the Common Stock, on the date fixed for the determination of stockholders entitled to receive such rights or warrants, the conversion price at the opening of business on the day following the date fixed for such determination shall be reduced by multiplying the conversion price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock which the aggregate of the offering price of the total number of shares of Common Stock so offered for subscription or purchase would purchase at such Current Market Price of the Common Stock and the denominator shall be the number of shares of common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock so offered for subscription or purchase, such reduction to become effective immediately after the opening of business on the day following the date fixed for such determination. For purposes of determining under this paragraph the number of shares of Common Stock outstanding at any time, there shall be excluded all shares of Common
          Stock held in the treasury of the Company. If any or all such rights or warrants are not so issued or expire or terminate before being exercised, the conversion price then in effect shall be appropriately readjusted.

             (iii) In case the Company shall distribute to all holders of its Common Stock evidences of its indebtedness or assets (including securities, but excluding cash dividends or a distribution referred to in paragraph (i) above or paid out of surplus) or subscription rights or warrants (excluding those referred to in paragraph (ii) above), the conversion price shall be adjusted so that it shall equal the price determined by multiplying the conversion price in effect immediately prior to the close of business on the date fixed for the determination of stockholders entitled to receive such distribution by a fraction of which the numerator shall be the Current Market Price per share of the Common Stock on the date fixed for such determination less the then fair market value (as determined by the Board of Directors of the Company, in good faith and in the exercise of its reasonable business judgment and described in a Board
          Resolution filed with any transfer agent for this Series) of the portion of the assets or evidences of indebtedness so distributed applicable to one share of Common Stock and the denominator shall be such Current Market Price per share of the Common Stock.
          Such adjustment shall become effective immediately prior to the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such distribution.

             (iv) For the purpose of any computation under paragraphs (ii) and (iii) above, the "Current Market Price" per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of Common Stock for 15 consecutive business days selected by the Company commencing no more than 45 business days before such date. The closing price for each day shall be the last reported sales price regular way or, in case no such sale takes place on such day, the average of the closing bid and asked prices regular way, in either case on the Nasdaq National Market System or, if the Common Stock is not listed or admitted to trading on such Nasdaq National Market System on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or if it is not listed or admitted to trading on any national securities exchange or no such quotations are available, the average of the closing bid and asked prices as furnished by any member of the National Association of Securities Dealers, Inc.
          selected from time to time by the Company for that purpose, or if no such quotations are available, the fair market value as determined in good faith in the exercise of their reasonable business judgment by the Board of Directors of the Company.

             (v) All calculations under this Section 1.3(c) shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be.

             (vi) No adjustment in the conversion price shall be required unless such adjustment would require a change of at least 1% in such price; provided, however, that any adjustments which by reason of this paragraph (vi) are not required to be made shall be carried forward and taken into account in any subsequent adjustment.

          (d) Whenever the conversion price is adjusted as herein provided:

             (i) the Company shall promptly file with any of the transfer agents for this Series a certificate of the principal financial officer of the Company setting forth the adjusted conversion price and showing in reasonable detail the facts upon which such adjustment is based, including a statement of the consideration received or to be received by the Company for any shares of Common Stock issued or deemed to have been issued; and

             (ii) a notice stating that the conversion price has been adjusted and setting forth the adjusted conversion price shall forthwith be required, and as soon as practicable after it is required, such notice shall be mailed by the Company to the holders of record of this Series.

          (e)

             (i) In case of any consolidation or merger of the Company with or into any other person (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of the Common Stock), or in case of any sale or transfer of all or substantially all of the assets of the Company, or the reclassification of the Common Stock into another form of capital stock of the Company, whether in whole or in part, the holder of each share of this Series shall have the right to receive the kind and amount of securities, cash or property, or any combination thereof which such holder would have been entitled to receive upon such consolidation, merger, sale or transfer or reclassification if he had held the Common Stock issuable upon the conversion of such share of this Series immediately prior to such consolidation, merger, sale or transfer, or reclassification.

             (ii) In the event that at any time, as a result of paragraph (i) above, the holder of any share of this Series shall become entitled to receive any shares of stock and other securities and property (including, if applicable, Common Stock), thereafter the amount of such shares of stock and other securities so receivable upon conversion of any share of this Series shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in paragraphs (i) to (vi), inclusive, of section 1.3(c) above, and the provisions of section 1.3(c) with respect to the Common Stock shall apply on like terms to any such shares of stock and other securities and property (including, if applicable, Common Stock).

          (f)  In case:

             (i)  the Company shall authorize the
          distribution to all holders of its Common Stock of evidences of its indebtedness or assets (other than cash dividends or other cash distributions paid out of surplus); or

             (ii) the Company shall authorize the granting to the holders of its Common Stock of rights or warrants to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

             (iii) of any reclassification of the capital stock of the Company (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger, or of the sale or transfer of all or substantially all of the assets of the Company; or

             (iv) of the voluntary or involuntary dissolution, liquidation or winding up of the Company;

          then, in each case, the Company shall cause to be filed with any of the transfer agents for this Series, and shall cause to be mailed, first class postage prepaid, to the holders of record of the outstanding shares of this Series, at least 20 days prior to the applicable record date hereinafter specified, a notice stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution, rights or warrants, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution, rights or warrants are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up.

        (g) The Company shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, solely for the purpose of effecting the conversion of the shares of this Series, the full number of shares of Common Stock then issuable upon the conversion of all outstanding shares of this Series. For the purpose of this section 1.3(g), the full number of shares of Common Stock issuable upon the conversion of all outstanding shares of this Series shall be computed as if at the time of computation of such number of shares of Common Stock all outstanding shares of this Series were held by a single holder. The Company shall from time to time, in accordance with the laws of the State of Delaware, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of all shares of this Series at the time outstanding.

        (h) The Company will pay any and all taxes that may be payable in respect of the issue or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The Company shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue or transfer and delivery of shares of Common Stock in a name other than that in which the shares of this Series so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Company the amount of any such tax or has established to the satisfaction of the Company that such tax has been paid.

        (i) Whenever reference is made in this section 1.3 to the issue or sale of shares of Common Stock, the term "Common
     Stock" shall include only shares of the class designated as Common Stock, $.01 par value, of the Company at the date hereof or shares of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company and which are not subject to redemption by the Company, provided that if at any time there shall be more than one such resulting class, the shares of each such class then so deliverable shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassifications bears to the total number of shares of all such classes resulting from all such reclassifications.

     1.4 Liquidation Rights. In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of this Series shall be entitled to receive an amount in cash for each share of this Series equal to $10.00 per share, plus an amount equal to all dividends accumulated and unpaid on each such share up to the date fixed for distribution, before any distributions shall be made to the holders of the Common Stock and of any other capital stock of the Company ranking junior to this Series upon the liquidation, dissolution or winding up of the Company. If upon any liquidation, dissolution or winding up of the Company, the assets distributable among the holders of this Series shall be insufficient to permit the payment in full to the holders of all the then outstanding shares of this Series and all holders of preferred stock ranking on a parity with this Series with respect to the payment upon liquidation, dissolution and winding up of the Company of all preferential amounts payable to all such holders, then the entire assets of the Company thus distributable shall be distributed ratably among the holders of this Series and all such other holders of Preferred Stock in proportion to the respective amounts that would be payable per share if such assets were sufficient to permit payment in full. Subject to the provisions of section 1.3(e)(i), a consolidation or merger of the Company with or into one or more persons or the sale or transfer of all or substantially all of the assets of the Company shall not be deemed to be a liquidation, dissolution or winding up of the Company.

     1.5 Optional Cash Redemption. The shares of this Series are not redeemable prior to April 1, 1999. Thereafter, the shares of this Series are redeemable for cash, in whole at any time or from time to time in part at the option of the Company, at a redemption price of $10.00 per share, plus any accumulated and unpaid dividends thereon.

     Notice of redemption pursuant to this Section 1.5 will be mailed at least 30 days but not more than 60 days before the redemption date to each holder of record of shares of this Series to be redeemed at the address shown on the stock books of the Company (but no failure to mail such notice or any defect therein or in the mailing thereof shall affect the validity of the proceedings for such redemption except as to the holder to whom the Company has failed to mail such notice or except as to the holder whose notice was defective). On and after the redemption date, dividends shall cease to accumulate on shares of this Series called for redemption (unless the Company defaults in the payment of the redemption price).

     If less than all the outstanding shares of this Series not previously called for redemption are to be redeemed pursuant to this
Section 1.5, shares to be redeemed shall be selected by the Company from outstanding shares not previously called for redemption by lot or pro rata (as nearly as may be) as determined by the Board of Directors of the Company. The Company may not redeem less than all outstanding shares of this Series pursuant to this Section 1.5 unless full cumulative dividends shall have been declared and paid or set apart for payment upon all outstanding shares of this Series for all past dividend periods. Shares of this Series redeemed by the Company will be restored to the status of authorized but unissued shares of preferred stock, without designation as to series, and may thereafter be issued, but not as shares of this Series.

     1.6 Voting Rights. The holders of shares of this Series shall have no right to vote for any purpose, except as specifically required by the laws of the State of Delaware and except as follows:

               So long as any shares of this Series remain outstanding, the affirmative vote or consent of the holders of a majority of the then outstanding shares of this Series, in person or by proxy, either in writing or at a meeting called for that purpose (voting as a class with the holders of all other series of preferred stock ranking on a parity with this Series either as to dividends or distributions or upon liquidation, dissolution or winding up of the Company and upon which like voting rights have been conferred and are then exercisable), shall be necessary to permit, effect or validate the repeal, amendment or other change of any provision of the Certificate of Incorporation of the Company in any manner which materially and adversely affects the rights, preferences, or privileges of this Series or the holders thereof; provided, however, the creation and issuance of other series of preferred stock, whether ranking on a parity with or junior or prior to this Series with respect to voting, the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up shall not be deemed to materially and adversely affect such rights, preferences or privileges. In connection with any right to vote, each holder of outstanding shares of this Series shall have one vote for each share held.

     The foregoing voting provisions will not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of this Series shall have been redeemed or sufficient funds shall have been deposited in trust to effect such redemption.

     IN WITNESS WHEREOF, this Certificate has been executed and attested by the undersigned on April 7, 1998, and shall be effective at 10:00 a.m. Eastern Daylight Time, on April 8, 1998, or the date on which filed with the Secretary of State of the State of Delaware, whichever is later.


                              PARALLEL  PETROLEUM  CORPORATION





                              By: /S/ Larry C. Oldham
                                  ---------------------------
                                   Larry C. Oldham, President



ATTEST:

/S/ Thomas W. Ortloff
-------------------------
Thomas W. Ortloff, Secretary

                    CERTIFICATE OF AMENDMENT
                              TO THE
                  CERTIFICATE OF INCORPORATION
                                OF
                  PARALLEL PETROLEUM CORPORATION


     Parallel Petroleum Corporation, a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify as follows:

     Pursuant to the provisions of the Delaware General Corporation Law, the Board of Directors and the stockholders of the Corporation adopted an amendment to the Certificate of Incorporation of the Corporation, which is set forth in the following resolution in accordance with Section 242 of the Delaware General Corporation Law, the purpose of which amendment is to decrease the number of authorized shares of Common Stock and Preferred Stock:

          "RESOLVED, That the first paragraph of Article Fourth of the Company's Certificate of Incorporation be amended as follows:

                    FOURTH: The total number of shares of all classes that the Corporation shall have authority to issue is 70,000,000, of which 10,000,000 shall be Preferred Shares, par value $.10 per share, and 60,000,000 shall be Common Shares, $.01 par value per share.

     Except as specifically amended hereby, all other provisions of Article Fourth shall remain in full force and effect.

     IN WITNESS WHEREOF, Parallel Petroleum Corporation has caused this Certificate of Amendment to be signed by Larry C. Oldham, its President, and attested by Rebecca A. Burrell, its Assistant
Secretary, this 15th day of June, 1998.

                                   PARALLEL PETROLEUM
                                        CORPORATION

                                   By:/S/ Larry C. Oldham
                                      ---------------------
                                           Larry C. Oldham,
President
ATTESTED:


/S/ Rebecca A. Burrell
---------------------------------------
Rebecca A. Burrell, Assistant Secretary

     The undersigned President of Parallel Petroleum Corporation, being duly sworn, does verify that the foregoing instrument represents the act and deed of Parallel Petroleum Corporation and that the facts stated in such instrument are true.


                                   /S/ Larry C. Oldham
                                   ------------------------------
                                      Larry C. Oldham, President


STATE OF TEXAS
COUNTY OF MIDLAND

     Before me, the undersigned authority, on this day personally appeared Larry C. Oldham and Rebecca A. Burrell, President and Assistant Secretary, respectively, of Parallel Petroleum Corporation, a corporation formed under the laws of the State of Delaware, known to me to be the individuals whose names are subscribed to the foregoing instrument, and acknowledged and swore to me that they each executed the same for the purposes and consideration therein expressed and as the act and deed of said corporation and that the facts stated in the foregoing instrument are true.

     GIVEN UNDER MY HAND AND SEAL OF OFFICE this 15th day of
June, 1998.


                                   /S/ Diane DePrang Hurst
                                   -------------------------
                                   Notary Public in and for
                                           the State of Texas

                 PARALLEL PETROLEUM CORPORATION
       CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS
                   OF SERIAL PREFERRED STOCK -
                  6% CONVERTIBLE PREFERRED STOCK


             Pursuant to Section 151 of the Delaware
                     General Corporation Law


     Pursuant to the provisions of Section 151 of the General Corporation Law of the State of Delaware and Paragraph Fourth of the Certificate of Incorporation of Parallel Petroleum Corporation (the "Company"), the undersigned Company submits the following statement for the purpose of establishing and designating a series of shares and fixing and determining the relative rights and preferences thereof:

     1.   The name of the corporation is Parallel Petroleum
Corporation.

     2. The following resolutions were duly adopted by the Board of Directors of the Company on October 13, 1998:

     WHEREAS, the Company is authorized by its Certificate of Incorporation, as amended, to issue 10,000,000 shares of Preferred Stock, $.10 par value; and

     WHEREAS, the Certificate of Incorporation does not otherwise state or fix the designations, preferences, voting rights and relative, participating, optional or other special rights, qualifications, limitations and restrictions of the preferred stock, $.10 par value, of the Company, but instead authorizes the issuance thereof in series from time to time with such designations, preferences, voting rights, rights of conversion into Common Stock and relative, participating, optional or other rights, qualifications, limitations and restrictions thereof as shall be stated and expressed in the resolution or resolutions providing for the creation and issuance of such series adopted by the Board of Directors of the Company; and

     WHEREAS, the Board of Directors deems it advisable to create and establish and authorize the issuance of a new series of the Company's preferred stock, $.10 par value;


     NOW, THEREFORE, BE IT RESOLVED, by the Board of Directors of the Company, that pursuant to authority expressly granted to and vested in the Board of Directors by the provisions of the Certificate of Incorporation of the Company, the Board of Directors hereby creates a series of the class of authorized Serial Preferred Stock, $.10 par value ("Preferred Stock"), of the Company, and authorizes the issuance thereof, and hereby fixes the designations and amount thereof, and the voting powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof (in addition to the designations, preferences and relative, participating and other special rights, and the qualifications, limitations or restrictions thereof, set forth in the Certificate of Incorporation of the Company, which are applicable to the Serial Preferred Stock of all series) as follows:

     1.1 Designation and Amount. The shares of such series shall be designated "6% Convertible Preferred Stock" (such series being hereinafter sometimes called "this Series"), and the number of shares constituting such Series shall initially be 1,200,000. The Board of Directors of the Company reserves the right by subsequent amendment of this resolution from time to time to decrease the number of shares which constitute this Series (but not below the number of shares thereof then outstanding) and, subject to anything to the contrary set forth in the Certificate of Incorporation of the Company applicable to the preferred stock, to subdivide the number of shares, the stated value per share and the liquidation value per share of this Series and in other respects to amend, within the limitations provided by law, this resolution and the Certificate of Incorporation of the Company.

     1.2 Dividends. The holders of shares of this Series shall be entitled to receive, out of the funds of the Company legally available therefor and as and when declared by the Board of Directors, cash dividends at the rate of $.60 per share per annum, payable semi-annually on the fifteenth day of the months of June and December in each year, commencing December 15, 1998, except that if such date is a Saturday, Sunday or legal holiday then such dividend shall be payable on the first immediately preceding day which is not a Saturday, Sunday or legal holiday. Such dividends shall be cumulative (whether or not in any semi-annual dividend period there shall be funds of the Company legally available for the payment of such dividends), commencing on the date of original issue and shall be payable for any period less than a full semi-annual period on the basis of a year of 360 days with equal 30 day months. Dividends shall be payable to holders of record, as they appear on the stock books of the Company on such record dates as may be declared by the Board of Directors, not more than sixty (60) days nor less than ten (10) days preceding the payment dates for such dividends. Dividends in arrears may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding sixty (60) days preceding the payment date thereof, as may be fixed by the Board of Directors of the Company. Except as provided below with regard to any class of stock ranking on a parity with the Preferred Stock as to payment of dividends, in no event, so long as this Series shall remain outstanding, shall any dividend whatsoever be declared or paid upon, nor shall any distribution be made or ordered in respect of, any class of stock of the Company ranking on a parity with or junior to this Series with respect to payment of dividends, unless dividends on this Series since the date of issue thereof to the date of such distribution shall have been paid or declared and set apart for payment. When dividends are not paid in full upon the shares of this Series and any other preferred stock ranking on a parity as to payment of dividends with this Series, all dividends declared upon shares of this Series and any other preferred stock ranking on a parity as to dividends with this Series shall be declared pro rata so that the amount of dividends declared per share on this Series and such other preferred stock shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of this Series and such other preferred stock bear to each other. If full cumulative dividends on this Series have not been declared and paid or set apart for payment, the Company shall not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption or retirement of, the Common Stock, $.01 par value, of the Company ("Common Stock"), or any other stock of the Company ranking junior to this Series as to dividends or distribution of assets on liquidation, dissolution or winding up of the Company (other than, in the case of dividends or distributions, dividends or distributions paid in shares of Common
Stock or such other junior ranking stock), until full cumulative dividends on this Series are declared and paid or set apart for payment.

     1.3 Conversion. The holders of shares of this Series shall have the right, at their option, to convert all or any part of such shares of this Series into shares of Common Stock of the Company at any time after April 20, 1999 and subject to the following terms and conditions:

               (a) The shares of this Series shall be convertible at the office of any transfer agent for such stock, and at such other place or places, if any, as the Board of Directors of the Company may designate, into fully paid and nonassessable shares
     (calculated as to each conversion to the nearest 1/100th of a share) of Common Stock of the Company.  The number of shares of Common Stock issuable upon conversion of each share of this Series shall be equal to $10.00 divided by the conversion price in effect at the time of conversion, determined as hereinafter provided. The price at which shares of Common Stock shall be delivered upon conversion (herein called the "conversion price")
     shall be initially $3.50 per share of Common Stock.   The
     conversion price shall be subject to adjustment from time to time in certain instances as hereinafter provided. If the Company calls for the redemption of any shares of this Series, such right of conversion shall cease and terminate, as to the shares designated for redemption, at the close of business on the redemption date, unless the Company defaults in the payment of the redemption price. No fractional shares of Common Stock will be issued. A cash payment will be paid in lieu of any fractional share in an amount equal to the same fraction of the last sale price of the Common Stock (determined as provided in Section 1.3(c)(iv)) at the close of business on the business day which next precedes the day of conversion.

               (b) Before any holder of shares of this Series shall be entitled to convert the same into Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed or assigned to the Company or in blank, at the office of any transfer agent for such stock or at such other place or places, if any, as the Board of Directors of the Company may have designated, and shall give written notice to the Company at said office or place that he elects to convert the same and shall state in writing therein the name or names (with addresses) in which he wishes the certificate or certificates for Common Stock to be issued. Shares of this Series surrendered for conversion during the period from the close of business on any record date for the payment of a dividend on the shares of this Series to the opening of business on the date for payment of such dividends shall (except in the case of shares of this Series which have been called for redemption on a redemption date within such period) be accompanied by payment of an amount equal to the dividend payable on such dividend payment date on the shares of this Series being surrendered for conversion. Except as provided in the preceding sentence, no payment or adjustment shall be made upon any conversion on account of any dividend accrued on the shares of this Series surrendered for conversion or on account of any dividends on the Common Stock issued upon conversion.
     The Company will, as soon as practicable thereafter, issue and deliver at said office or place to such holder of shares of this Series, or to his nominee or nominees, certificates for the number of full shares of Common Stock to which he shall be entitled as aforesaid, together with cash in lieu of any fraction of a share. Shares of this Series shall be deemed to have been converted as of the close of business on the date of surrender of such shares for conversion as provided above, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock as of the close of business on such date.

               (c) The conversion price in effect at any time shall be subject to adjustment as follows:

                         (i)  In case the Company shall (A) declare a
          dividend or make a distribution payable in Common
          Stock on any class of capital stock of the Company, unless the payment thereof would increase the number of shares of Common Stock outstanding by less than one percent (1%), (B) subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares, or (C) combine its outstanding shares of Common Stock into a smaller number of shares, the conversion price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately reduced in the case of any increase in the number of shares of Common Stock outstanding and increased in the case of any reduction in the number of shares of Common
          Stock outstanding so that the holder of any share of this Series surrendered for conversion after such time shall be entitled to receive the kind and amount of shares which he would have owned or have been entitled to receive had such share of this Series been converted into Common Stock immediately prior to such time and had such Common Stock received such dividend or other distribution or participated in such subdivision, combination or reclassification. Such adjustment shall be effective as of the record date for such dividend or distribution or the effective date of such combination, subdivision or reclassification and shall be made successively whenever any event listed above shall occur.

                         (ii) In case the Company shall issue rights or warrants to all holders of its Common Stock entitling them to subscribe for or purchase shares of Common
          Stock at a price per share less than the Current
          Market Price (as defined in paragraph (iv) below) of the Common Stock, on the date fixed for the determination of stockholders entitled to receive such rights or warrants, the conversion price at the opening of business on the day following the date fixed for such determination shall be reduced by multiplying the conversion price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock which the aggregate of the offering price of the total number of shares of Common Stock so offered for subscription or purchase would purchase at such Current Market Price of the Common Stock and the denominator shall be the number of shares of common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock so offered for subscription or purchase, such reduction to become effective immediately after the opening of business on the day following the date fixed for such determination. For purposes of determining under this paragraph the number of shares of Common Stock outstanding at any time, there shall be excluded all shares of Common
          Stock held in the treasury of the Company. If any or all such rights or warrants are not so issued or expire or terminate before being exercised, the conversion price then in effect shall be appropriately readjusted.

                         (iii) In case the Company shall distribute to all holders of its Common Stock evidences of its indebtedness or assets (including securities, but excluding cash dividends or a distribution referred to in paragraph (i) above or paid out of surplus) or subscription rights or warrants (excluding those referred to in paragraph (ii) above), the conversion price shall be adjusted so that it shall equal the price determined by multiplying the conversion price in effect immediately prior to the close of business on the date fixed for the determination of stockholders entitled to receive such distribution by a fraction of which the numerator shall be the Current Market Price per share of the Common Stock on the date fixed for such determination less the then fair market value (as determined by the Board of Directors of the Company, in good faith and in the exercise of its reasonable business judgment and described in a Board
          Resolution filed with any transfer agent for this Series) of the portion of the assets or evidences of indebtedness so distributed applicable to one share of Common Stock and the denominator shall be such Current Market Price per share of the Common Stock.
          Such adjustment shall become effective immediately prior to the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such distribution.

                         (iv) For the purpose of any computation under paragraphs (ii) and (iii) above, the "Current Market
          Price" per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of Common Stock for 15 consecutive business days selected by the Company commencing no more than 45 business days before such date. The closing price for each day shall be the last reported sales price regular way or, in case no such sale takes place on such day, the average of the closing bid and asked prices regular way, in either case on the Nasdaq National Market System or, if the Common Stock is not listed or admitted to trading on such Nasdaq National
          Market System on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or if it is not listed or admitted to trading on any national securities exchange or no such quotations are available, the average of the closing bid and asked prices as furnished by any member of the National Association of Securities Dealers, Inc.
          selected from time to time by the Company for that purpose, or if no such quotations are available, the fair market value as determined in good faith in the exercise of their reasonable business judgment by the Board of Directors of the Company.

                         (v) All calculations under this Section 1.3(c) shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be.

                         (vi) No adjustment in the conversion price shall be required unless such adjustment would require a change of at least 1% in such price; provided, however, that any adjustments which by reason of this paragraph (vi) are not required to be made shall be carried forward and taken into account in any subsequent adjustment.

               (d) Whenever the conversion price is adjusted as herein provided:

                         (i) the Company shall promptly file with any of the transfer agents for this Series a certificate of the principal financial officer of the Company setting forth the adjusted conversion price and showing in reasonable detail the facts upon which such adjustment is based, including a statement of the consideration received or to be received by the Company for any shares of Common Stock issued or deemed to have been issued; and

                         (ii) a notice stating that the conversion price has been adjusted and setting forth the adjusted conversion price shall forthwith be required, and as soon as practicable after it is required, such notice shall be mailed by the Company to the holders of record of this Series.

          (e)

                         (i) In case of any consolidation or merger of the Company with or into any other person (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of the Common
          Stock), or in case of any sale or transfer of all or substantially all of the assets of the Company, or the reclassification of the Common Stock into another form of capital stock of the Company, whether in whole or in part, the holder of each share of this Series shall have the right to receive the kind and amount of securities, cash or property, or any combination thereof which such holder would have been entitled to receive upon such consolidation, merger, sale or transfer or reclassification if he had held the Common Stock issuable upon the conversion of such share of this Series immediately prior to such consolidation, merger, sale or transfer, or reclassification.

                         (ii) In the event that at any time, as a result of paragraph (i) above, the holder of any share of this Series shall become entitled to receive any shares of stock and other securities and property (including, if applicable, Common Stock), thereafter the amount of such shares of stock and other securities so receivable upon conversion of any share of this Series shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in paragraphs (i) to (vi), inclusive, of section
          1.3(c) above, and the provisions of section 1.3(c) with respect to the Common Stock shall apply on like terms to any such shares of stock and other securities and property (including, if applicable, Common Stock).

               (f)  In case:

                         (i)  the Company shall authorize the
          distribution to all holders of its Common Stock of evidences of its indebtedness or assets (other than cash dividends or other cash distributions paid out of surplus); or

                         (ii) the Company shall authorize the granting to the holders of its Common Stock of rights or warrants to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

              (iii) of any reclassification of the capital stock of the Company (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger, or of the sale or transfer of all or substantially all of the assets of the Company; or

              (iv) of the voluntary or involuntary dissolution, liquidation or winding up of the Company;

          then, in each case, the Company shall cause to be filed with any of the transfer agents for this Series, and shall cause to be mailed, first class postage prepaid, to the holders of record of the outstanding shares of this Series, at least 20 days prior to the applicable record date hereinafter specified, a notice stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution, rights or warrants, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution, rights or warrants are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up.

               (g) The Company shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, solely for the purpose of effecting the conversion of the shares of this Series, the full number of shares of Common Stock then issuable upon the conversion of all outstanding shares of this Series. For the purpose of this section 1.3(g), the full number of shares of Common Stock issuable upon the conversion of all outstanding shares of this Series shall be computed as if at the time of computation of such number of shares of Common Stock all outstanding shares of this Series were held by a single holder. The Company shall use all reasonable efforts from time to time, in accordance with the laws of the State of Delaware, to cause its stockholders to increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of all shares of this Series at the time outstanding.

               (h) The Company will pay any and all taxes that may be payable in respect of the issue or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The Company shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue or transfer and delivery of shares of Common Stock in a name other than that in which the shares of this Series so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Company the amount of any such tax or has established to the satisfaction of the Company that such tax has been paid.

               (i) Whenever reference is made in this section 1.3 to the issue or sale of shares of Common Stock, the term "Common

     Stock" shall include only shares of the class designated as Common Stock, $.01 par value, of the Company at the date hereof or shares of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company and which are not subject to redemption by the Company, provided that if at any time there shall be more than one such resulting class, the shares of each such class then so deliverable shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassifications bears to the total number of shares of all such classes resulting from all such reclassifications.

               (j) Upon any conversion of shares of this Series, the shares so converted shall have the status of authorized and unissued shares of preferred stock, unclassified as to series, and the number of shares of preferred stock which the Company shall have authority to issue shall not be decreased by the conversion of shares of this Series.

     1.4 Liquidation Rights. In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of this Series shall be entitled to receive an amount in cash for each share of this Series equal to $10.00 per share, plus an amount equal to all dividends accumulated and unpaid on each such share up to the date fixed for distribution, before any distributions shall be made to the holders of the Common Stock and of any other capital stock of the Company ranking junior to this Series upon the liquidation, dissolution or winding up of the Company. If upon any liquidation, dissolution or winding up of the Company, the assets distributable among the holders of this Series shall be insufficient to permit the payment in full to the holders of all the then outstanding shares of this Series and all holders of preferred stock ranking on a parity with this Series with respect to the payment upon liquidation, dissolution and winding up of the

Company of all preferential amounts payable to all such holders, then the entire assets of the Company thus distributable shall be distributed ratably among the holders of this Series and all such other holders of Preferred Stock in proportion to the respective amounts that would be payable per share if such assets were sufficient to permit payment in full. Subject to the provisions of section 1.3(e)(i), a consolidation or merger of the Company with or into one or more persons or the sale or transfer of all or substantially all of the assets of the Company shall not be deemed to be a liquidation, dissolution or winding up of the Company.

     1.5 Optional Cash Redemption. The shares of this Series are not redeemable prior to October 20, 1999. Thereafter, the shares of this Series are redeemable for cash, in whole at any time or from time to time in part at the option of the Company, at a redemption price of $10.00 per share, plus any accumulated and unpaid dividends thereon.

     Notice of redemption pursuant to this Section 1.5 will be mailed at least 30 days but not more than 60 days before the redemption date to each holder of record of shares of this Series to be redeemed at the address shown on the stock books of the Company (but no failure to mail such notice or any defect therein or in the mailing thereof shall affect the validity of the proceedings for such redemption except as to the holder to whom the Company has failed to mail such notice or except as to the holder whose notice was defective). On and after the redemption date, dividends shall cease to accumulate on shares of this Series called for redemption (unless the Company defaults in the payment of the redemption price).

     If less than all the outstanding shares of this Series not previously called for redemption are to be redeemed pursuant to this
Section 1.5, shares to be redeemed shall be selected by the Company from outstanding shares not previously called for redemption by lot or pro rata (as nearly as may be) as determined by the Board of Directors of the Company. The Company may not redeem less than all outstanding shares of this Series pursuant to this Section 1.5 unless full cumulative dividends shall have been declared and paid or set apart for payment upon all outstanding shares of this Series for all past dividend periods. Shares of this Series redeemed by the Company shall, after such redemption, have the status of authorized but unissued shares of preferred stock, without designation as to series, and may thereafter be issued.

     1.6 Voting Rights. The holders of shares of this Series shall have no right to vote for any purpose, except as specifically required by the laws of the State of Delaware and except as follows:

               So long as any shares of this Series remain outstanding, the affirmative vote or consent of the holders of a majority of the then outstanding shares of this Series, in person or by proxy, either in writing or at a meeting called for that purpose (voting as a class with the holders of all other series of preferred stock ranking on a parity with this Series either as to dividends or distributions or upon liquidation, dissolution or winding up of the Company and upon which like voting rights have been conferred and are then exercisable), shall be necessary to permit, effect or validate the repeal, amendment or other change of any provision of the Certificate of Incorporation of the Company in any manner which materially and adversely affects the rights, preferences, or privileges of this Series or the holders thereof; provided, however, that any increase or decrease
     (but not below the number of shares of this Series then outstanding) in the amount of authorized preferred stock or the creation and issuance of other series of preferred stock, whether ranking on a parity with or junior or prior to this Series with respect to voting, the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up shall not be deemed to materially and adversely affect such rights, preferences or privileges. In connection with any right to vote, each holder of outstanding shares of this Series shall have one vote for each share held.

     The foregoing voting provisions will not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of this Series shall have been redeemed or sufficient funds shall have been deposited in trust to effect such redemption.

     IN WITNESS WHEREOF, this Certificate has been executed and attested by the undersigned on October 19, 1998, and shall be effective at 10:00 a.m. Eastern Daylight Time on the date on which filed with the Secretary of State of the State of Delaware.


                              PARALLEL PETROLEUM CORPORATION



                              By:  /s/ Larry C. Oldham
                                   --------------------------
                                   Larry C. Oldham, President

ATTEST:


 /s/ Thomas W. Ortloff
----------------------------
Thomas W. Ortloff, Secretary

                  PARALLEL PETROLEUM CORPORATION

           CERTIFICATE OF RETIREMENT OF PREFERRED STOCK



     Pursuant to the provisions of Section 243 of the Delaware General Corporation Law, the undersigned, being the duly elected and acting President of Parallel Petroleum Corporation, a Delaware corporation, hereby certifies as follows:

     1.   The name of the corporation is Parallel Petroleum
Corporation (the "Corporation").

     2. A resolution was duly adopted by the Board of Directors of the Corporation on October 20, 1998 retiring 600,000 shares of the Corporation's $.60 Cumulative Convertible Preferred Stock (the
"Shares").

     3. The Shares constitute all of the authorized shares of the series to which they belong.

     4. The Certificate of Designations, Preferences and Rights of Serial Preferred Stock (the "Certificate of Designations") creating the Shares prohibits the reissuance of such shares as a part of the series created by the Certificate of Designations. The Shares shall be restored to the status of authorized but unissued shares of preferred stock, $.10 par value per share, without designation as to series.

     IN WITNESS WHEREOF, this Certificate has been executed by the undersigned on October 30, 1998, and shall be effective at 10:00 a.m. Eastern Daylight Time on the date filed with the Secretary of State of the State of Delaware.

                              PARALLEL PETROLEUM CORPORATION


                                   By:  /s/ Larry C. Oldham
                                        --------------------------
                                        Larry C. Oldham, President

                                                    Exhibit 10.7


                  PARALLEL PETROLEUM CORPORATION

                      1998 STOCK OPTION PLAN


                      I. Purpose of the Plan

     The Parallel Petroleum Corporation 1998 Stock Option Plan (the "Plan") is intended to provide a means whereby certain employees of Parallel Petroleum Corporation, a Delaware corporation (the "Company"), and its subsidiaries may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. Accordingly, the Plan provides for granting certain employees the option ("Option") to purchase shares of the common stock of the Company ("Stock"), as hereinafter set forth. Options granted under the Plan to employees may be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), ("Incentive
Stock Options") or options which do not constitute Incentive Stock
Options.


                       II.  Administration

     The Plan shall be administered by the Board of Directors of the Company (the "Board") or by a committee (the "Committee") of two or more directors of the Company appointed by the Board. If a Committee is not appointed by the Board, the Board shall act as and be deemed to be the Committee for all purposes of the Plan. The Committee shall have sole authority (within the limitations described herein) to select the employees who are to be granted Options hereunder and to establish the number of shares which may be issued to employees under each Option and to prescribe the form of the agreement embodying awards of Options. The Committee is authorized to interpret the Plan and may from time to time adopt such rules and regulations, consistent with the provisions of the Plan, as it may deem advisable to carry out the Plan. All decisions made by the Committee in selecting the employees to whom Options shall be granted, in establishing the number of shares which may be issued to employees under each Option and in construing the provisions of the Plan shall be final. No member of the Board shall be liable for anything done or omitted to be done by such member or by any other member of the Board in connection with the Plan, except for such member's own willful misconduct or as expressly provided by statute.

                III.  Option Agreements; Terms and Conditions

     Each Option granted under the Plan shall be evidenced by an agreement and shall contain such terms and conditions, and may be exercisable for such periods, as the Committee shall prescribe from time to time in accordance with this Plan, and shall comply with the following terms and conditions:

     (a)  The Option exercise price shall be the fair market value of the
Stock subject to the Option on the date the Option is granted.   For all
purposes under the Plan, the fair market of a share of Stock on a particular date shall be equal to the average of the high and low sales prices of the Stock on the date of grant as reported on the Nasdaq National Market tier of The Nasdaq Stock Market ("NMS"), or on the stock exchange composite tape if the Stock is traded on a national stock exchange on that date, or if no prices are reported on that date, on the last preceding date on which such prices of the Stock are so reported. If the Stock is not traded on the NMS or other stock exchange on that date, but is otherwise traded over the counter at the time a determination of its fair market value is required to be made hereunder, its fair market value shall be deemed to be equal to the average between the reported high and low or closing bid and asked prices of the Stock on the most recent date on which the Stock was publicly traded. If the Stock is not publicly traded at the time a determination of its value is required to be made hereunder, the determination of its fair market value shall be made by the Committee in such manner as it deems appropriate.

     (b) The Option shall not be transferable otherwise than by will or the laws of descent and distribution, and may be exercised only by the employee during the employee's lifetime and while the employee remains employed by the Company, except that: (i) if the employee ceases to be an employee of the Company because of disability, the Option may be exercised in full by the employee (or the employee's estate or the person who acquires the Option by will or the laws of descent and distribution or otherwise by reason of the death of the employee) at any time during the period of one year following such termination; (ii) if the employee dies while he is an employee of the Company, the employee's estate, or the person who acquires the Option by will or the laws of descent and distribution or otherwise by reason of the death of the employee, may exercise the Option in full at any time during the period of one year following the date of the employee's death; and (iii) if the employee ceases to be an employee of the Company for any reason other than as described in clause (i) or (ii) above, unless the employee is removed for cause, the Option may be exercised by the employee at any time during the period of three months following the date the employee ceases to be an employee of the Company, or by the employee's estate (or the person who acquires the Option by will or the laws of descent and distribution or otherwise by reason of the death of the employee) during a period of one year following the employee's death if the employee dies during such three-month period, but in each case only as to the number of shares the employee was entitled to purchase hereunder upon exercise of the Option as of the date the employee ceases to be an employee.

     (c) The Option shall not be exercisable in any event after the expiration of ten years from the date of grant.

     (d) The purchase price of shares as to which the Option is exercised shall be paid in full at the time of exercise (a) in cash, (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of cash or Stock, as shall be established by the Committee. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to the employee, the employee (or the person permitted to exercise the Option in the event of the employee's death) shall not be or have any of the rights or privileges of a stockholder of the Company with respect to shares acquirable upon an exercise of the Option.

     (e) The terms and conditions of the respective employee stock option agreements need not be identical.


                        IV.  Eligibility of Optionee

     (a) Subject to the provisions of paragraph (b) below, Options may be granted only to individuals who are employees (including officers and directors who are also employees) of the Company or any parent or subsidiary corporation (as defined in Section 424 of the Code) of the Company at the time the Option is granted. Options may be granted to the same employee on more than one occasion.

     (b) No Incentive Stock Option shall be granted to an individual if, at the time the Option is granted, such individual owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporation, within the meaning of
Section 422(b)(6) of the Code, unless (i) at the time such Option is granted the option price is at least 110% of the fair market value of the Stock subject to the Option and (ii) such Option by its terms is not exercisable after the expiration of five years from the date of grant. To the extent that the aggregate fair market value (determined at the time the respective Incentive Stock Option is granted) of stock with respect to which Incentive Stock Options are exercisable for the first time by an individual during any calendar year under all incentive stock option plans of the Company and its parent and subsidiary corporations exceeds $100,000, such Incentive Stock Options shall be treated as options which do not constitute Incentive Stock Options. The Committee shall determine, in accordance with applicable provisions of the Code, Treasury Regulations and other administrative pronouncements, which of an employee optionee's Incentive Stock Options will not constitute Incentive Stock Options because of such limitation and shall notify the employee optionee of such determination as soon as practicable after such determination.

                  V.  Shares Subject to the Plan

     The aggregate number of shares which may be issued under Options granted under the Plan shall not exceed 850,000 shares of Stock. Such shares may consist of authorized but unissued shares of Stock or previously issued shares of Stock reacquired by the Company. Any of such shares which remain unissued and which are not subject to outstanding Options at the termination of the Plan shall cease to be subject to the Plan, but, until termination of the Plan, the Company shall at all times make available a sufficient number of shares to meet the requirements of the Plan. Should any Option hereunder expire or terminate prior to its exercise in full, the shares theretofore subject to such Option may again be subject to an Option granted under the Plan. The aggregate number of shares which may be issued under the Plan shall be subject to adjustment in the same manner as provided in Article VII hereof with respect to shares of Stock subject to Options then outstanding. Exercise of an Option in any manner shall result in a decrease in the number of shares of Stock which may thereafter be available, both for purposes of the Plan and for sale to any one individual, by the number of shares as to which the Option is exercised. Separate stock certificates shall be issued by the Company for those shares acquired pursuant to the exercise of an Incentive Stock Option and for those shares acquired pursuant to the exercise of any Option which does not constitute an Incentive Stock Option.


                        VI.  Term of Plan

     The Plan shall be effective upon the date of its approval and adoption by the stockholders of the Company. Except with respect to Options then outstanding, if not sooner terminated under the provisions of Article VIII, the Plan shall terminate upon and no further Options shall be granted after the expiration of ten years from the date of its adoption by the Board.


             VII.  Recapitalization or Reorganization

     (a) The existence of the Plan and the Options granted hereunder shall not affect in any way the right or power of the Board or the stockholders of the Company to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's capital structure or its business, any merger or consolidation of the Company, any issue of debt or equity securities ahead of or affecting the Stock or the rights thereof, the dissolution or liquidation of the Company or any sale, lease, exchange or other disposition of all or any part of its assets or business or any other corporate act or proceeding.

     (b) The shares with respect to which Options may be granted are shares of Stock as presently contituted, but if, and whenever, prior to the expiration of an Option theretofore granted, the Company shall effect a subdivision or consolidation of shares of Stock or the payment of a stock dividend on Stock without receipt of consideration by the Company, the number of shares of Stock with respect to which such Option may thereafter be exercised (i) in the event of an increase in the number of outstanding shares shall be proportionately increased, and the purchase price per share shall be proportionately reduced, and (ii) in the event of a reduction in the number of outstanding shares shall be proportionately reduced, and the purchase price per share shall be proportionately increased.

     (c) If the Company recapitalizes or otherwise changes its capital structure, thereafter upon any exercise of an Option theretofore granted the optionee shall be entitled to purchase under such Option, in lieu of the number of shares of Stock as to which such Option shall then be exercisable, the number and class of shares of stock and securities to which the optionee would have been entitled pursuant to the terms of the recapitalization if, immediately prior to such recapitalization, the optionee had been the holder of record of the number of shares of Stock as to which such Option is then exercisable. If (i) the Company shall not be the surviving entity in any merger or consolidation (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company), (ii) the Company sells, leases or exchanges or agrees to sell, lease or exchange all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company), (iii) the Company is to be dissolved and liquidated, (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of Stock, or (v) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election shall cease to constitute a majority of the Board (each such event is referred to herein as a "Corporate Change"), then upon the occurrence of any such Corporate Change, any outstanding Options held by employees shall become fully exercisable and upon any exercise of an Option theretofore granted the employee shall be entitled to purchase under such Option, in lieu of the number of shares of Stock as to which such Option shall then be exercisable, the number and class of shares of stock or other securities or property to which the employee would have been entitled pursuant to the terms of the Corporate Change if, immediately prior to such Corporate Change, the employee had been the holder of record of the number of shares of Stock as to which such Option is then exercisable.

     (d) Any adjustment provided for in Subparagraphs (b) or (c) above shall be subject to any required stockholder action.

     (e) Except as hereinbefore expressly provided, the issuance by the Company of shares of stock of any class or securities convertible into shares of stock of any class, for cash, property, labor or services, upon direct sale, upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, and in any case whether or not for fair value, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number of shares of Stock subject to Options theretofore granted or the purchase price per share.

           VIII.  Amendment or Termination of the Plan

     The Board in its discretion may terminate the Plan at any time with respect to any shares for which Options have not theretofore been granted. The Board shall have the right to alter or amend the Plan or any part thereof from time to time, provided, that no change in any Option theretofore granted may be made which would impair the rights of the optionee without the consent of such optionee.


                  IX.  Miscellaneous Provisions

     (a) Neither the Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the service of the Company.

    (b) An optionee's rights and interest under the Plan may not be assigned or transferred in whole or in part either directly or by operation of law or otherwise (except in the event of an optionee's death or disability, by will or the laws of descent and distribution, all as provided in Article III), including, but not by way of limitation, execution, levy, garnishment, attachment, pledge, bankruptcy, or in any other manner, and no such right or interest of any participant in the Plan shall be subject to any obligation or liability of such participant.

     (c) No shares of Stock shall be issued hereunder unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable Federal, state, and other securities laws and regulations.

     (d) It shall be a condition to the obligation of the Company to issue shares of Stock upon exercise of an Option, that the optionee (or any beneficiary or person entitled to act under or through Optionee as provided herein) pay to the Company, upon its demand, such amount as may be requested by the Company for the purpose of satisfying any liability to withhold Federal, state, local, or foreign income or other taxes. If the amount requested is not paid, the Company may refuse to issue shares of Stock.

     (e) By accepting any Option under the Plan, each optionee and each person claiming under or through such person shall be conclusively deemed to have indicated his or her acceptance and ratification of, and consent to, any action taken under the Plan by the Company, the Board of Directors or the Committee.

                                                     Exhibit 10.9
                 [Logo of Bank One, Texas, N.A.]


                          March 23, 1999


Parallel Petroleum Corporation
110 North Marienfeld, Suite 465
Midland, Texas 79701

Attention:  Mr. Larry C. Oldham

                              Re:  Restated Loan Agreement dated as
                                   of July 1, 1997, by and between
                                   Parallel Petroleum Corporation
                                   ("Borrower") and Bank One, Texas,
                                   N.A. ("Lender"), as amended (the
                                   "Loan Agreement")

Gentlemen:

Pursuant to Section 21.D; Availability under the Development Facility shall be $0.00. As of this agreement all outstandings shall be transferred to the Revolving Facility.

Pursuant to Section 2.6 of the Loan Agreement and effective as of March 23, 1999, the Interest Rate to be charged under the referenced Revolving Facility shall be the Bank's Base Lending Rate plus 0.25%.

Pursuant to Section 3.2 of the Loan Agreement and effective as of March 23, 1999, Lender has redetermined the Borrowing Base to be $18,900,000.00 and has redetermined the Monthly Commitment
Reduction to be $0.00. The next scheduled Borrowing Base and Monthly Commitment Reduction shall be redetermined on or about May
1, 1999.

Capitalized terms used but not defined herein shall have the respective meanings ascribed thereto in the Loan Agreement.

     UPON YOUR EXECUTION HEREOF IN THE SPACE PROVIDED
BELOW, THIS AGREEMENT SHALL REPRESENT THE FINAL
AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE
CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR
SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.  THERE ARE NO
UNWRITTEN ORAL AGREEMENT BETWEEN THE PARTIES.


If you are in agreement with the foregoing please execute and return a copy of this letter to me.


                                 Sincerely,



                              BANK ONE, TEXAS, N.A.


                              By: /s/ Michael J. Davis
                                   Michael J. Davis
                                   Vice President

AGREED TO AS OF THE ABOVE DATE:

Parallel Petroleum Corporation


By: /s/ Larry C. Oldham
     Larry C. Oldham
     President

                                                     Exhibit 23.1




                 Consent of Independent Auditors




The Board of Directors and Stockholders
Parallel Petroleum Corporation:


We consent to incorporation by reference in the registration statements (No. 33-46959, No. 33-57348 and No. 333-34617) on Forms S-8, and
the registration statements ( No. 33-90296 and No. 333-11021) on Forms S-3, of Parallel Petroleum Corporation of our report dated February 12, 1999, relating to the balance sheets of Parallel Petroleum Corporation as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which appears in the December 31, 1998 annual report on Form 10-K of Parallel Petroleum Corporation.



                                 /S/ KPMG LLP


Midland, Texas
March 30, 1999

                                                     Exhibit 23.2




            Consent of Independent Petroleum Engineers




     As independent petroleum engineers, we hereby consent to the incorporation by reference in the registration statements (No. 33-46959, No. 33-57348 and No. 333-34617) on Forms S-8, and the
registration statements (No. 33-90296 and No. 333-11021) on Forms S-3 of Parallel Petroleum Corporation of our estimates of reserves, included in the Annual Report on Form 10-K of Parallel Petroleum Corporation for the fiscal year ended December 31, 1998, and to all references to our firm.




                                 /S/ JOE C. NEAL & ASSOCIATES


Midland, Texas
March 30, 1999