Form 10-Q
period 1999-03-31
PARALLEL PETROLEUM CORP /DE/
filed 1999-05-17
CIK 750561

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                          ----------------------------
(Mark One)

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999 or

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

                                  Yes 'X' No

     The number of outstanding shares of the issuer's common stock, $.01 par value, was 18,331,858 shares as of May 1, 1999.
================================================================================

                                      INDEX



                         PART I. - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

              Reference is made to the succeeding pages for the following financial statements:

              -   Balance Sheets as of December 31, 1998 and March 31, 1999

              - Statements of Operations for the three months ended March 31, 1998 and 1999

              - Statements of Cash Flows for the three months ended March 31, 1998 and 1999

              -   Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                          PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           /a/    Exhibits

           /b/    Reports on Form 8-K

                         PARALLEL PETROLEUM CORPORATION

                                 BALANCE SHEETS

                                                                                         December 31,       March 31, 1999
ASSETS                                                                                       1998*            (Unaudited)
-------------                                                                            ------------       --------------

Current assets:
   Cash and cash equivalents                                                              $ 1,178,819         $ 1,440,167
   Accounts receivable:
      Oil and gas                                                                           1,432,659           1,366,385
      Others, net of allowance for doubtful accounts
         of $71,358 in 1998 and 1999                                                          247,740             189,572
      Affiliate                                                                                11,844               1,381
                                                                                         ------------        ------------
                                                                                            1,692,243           1,557,338
   Other assets                                                                                61,504              12,659
                                                                                         ------------        ------------
      Total current assets                                                                  2,932,566           3,010,164
                                                                                         ------------        ------------
Property and equipment, at cost:
   Oil and gas properties, full cost method                                                65,565,466          66,428,628
   Other                                                                                      287,586             288,788
                                                                                         ------------        ------------
                                                                                           65,853,052          66,717,416
   Less accumulated depreciation and depletion                                             22,279,355          23,183,191
                                                                                         ------------        ------------
      Net property and equipment                                                           43,573,697          43,534,225
                                                                                         ------------        ------------
Other assets, net of accumulated amortization of
      $86,917 in 1998 and $95,248 in 1999                                                      58,519              73,039
                                                                                         ------------        ------------
                                                                                         $ 46,564,782        $ 46,617,428
                                                                                         ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities:
      Trade                                                                              $  2,803,539        $  2,067,027
      Affiliate                                                                                   214               2,467
      Preferred stock dividend                                                                     --             170,538
                                                                                         ------------        ------------
      Total current liabilities                                                             2,803,753           2,240,032
                                                                                         ------------        ------------
Long-term debt                                                                             18,035,889          18,815,889
Deferred income taxes                                                                              --                  --

Stockholders' equity:
 Preferred stock - 6% convertible preferred stock - par value of $.10 per share, (aggregate liquidation preference of $10)
      authorized 10,000,000 shares, issued and outstanding
      974,500 in 1998                                                                          97,450              97,450
   Common stock - par value of $.01 per share, authorized
      60,000,000 shares, issued and outstanding 18,306,858
      in 1998 and 18,331,858 in 1999                                                          183,069             183,319
   Additional paid-in surplus                                                              32,341,971          32,188,371
   Retained deficit                                                                        (6,897,350)         (6,907,633)
                                                                                         ------------        ------------
      Total stockholders' equity                                                           25,725,140          25,561,507

Contingencies
                                                                                         ------------        ------------
                                                                                         $ 46,564,782        $ 46,617,428
                                                                                         ============        ============


     *The balance sheet as of December 31, 1998 has been derived from the Company's audited financial statements. The accompanying notes are an integral part of these financial statements.

                        PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                   Three Months Ended March 31, 1998 and 1999

                                   (Unaudited)

                                                                                1998                   1999
                                                                            ------------            -----------

Oil and gas revenues                                                         $ 2,112,563            $ 1,963,089
                                                                            ------------            -----------
Cost and expenses:
     Lease operating expense                                                     557,638                513,822
     General and administrative                                                  220,389                203,237
     Depreciation, depletion and amortization                                    930,816                903,836
                                                                             -----------            -----------
                                                                               1,708,843              1,620,895
                                                                             -----------            -----------
              Operating income                                                   403,720                342,194
                                                                             -----------            -----------
Other income (expense), net:
     Interest income                                                                  76                 13,276
     Other income                                                                 13,559                  6,623
     Interest expense                                                           (304,278)              (371,071)
     Other expense                                                                (4,382)                (1,305)
                                                                             -----------            -----------
              Total other expense, net                                          (295,025)              (352,477)
                                                                             -----------            -----------
Income before income taxes                                                       108,695                (10,283)
Income tax expense - deferred                                                     35,869                     --
                                                                             -----------            -----------
              Net income (loss)                                              $    72,826            $   (10,283)
                                                                             ===========            ===========
Net income (loss) per common share:
              Basic                                                                $.004                 $(.010)
                                                                                   -----                 ------
              Diluted                                                              $.004                 $(.010)
                                                                                   -----                 ------
Weighted average common shares outstanding:
              Basic                                                           18,118,733             18,328,525
                                                                              ==========             ==========
              Diluted                                                         18,779,453             18,328,525
                                                                             ===========            ===========




The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 1998 and 1999

                                   (Unaudited)

                                                                                         1998                  1999
                                                                                       ----------            ----------

Cash flows from operating activities:
     Net income (loss)                                                                 $   72,826              (10,283)
     Adjustments to reconcile net income to
       net cash provided by (used in) operating
        activities:
         Depreciation, depletion and amortization                                         930,816               903,836
         Incomes taxes                                                                     35,869                    --
     Other (increase) decrease, net                                                         6,526               (14,520)
     Changes in assets and liabilities:
         Decrease (increase) in trade receivables                                        (367,128)              134,905
         Increase in subscription receivable                                           (6,000,000)                   --
         (Increase)in prepaid expenses
              and other                                                                    (6,979)               48,845
         Decrease in accounts payable
           and accrued liabilities                                                       (488,706)             (734,259)
                                                                                      -----------           -----------
              Net cash provided by (used in) operating
                 activities                                                            (5,816,776)              328,524
                                                                                      -----------           -----------
Cash flows from investing activities:
     Additions to property and equipment                                               (4,916,115)           (1,119,604)
     Proceeds from disposition of property and equipment                                       --               255,240
                                                                                      -----------           -----------
              Net cash used in investing
                 activities                                                            (4,916,115)             (864,364)
                                                                                       -----------          -----------
Cash flows from financing activities:
     Proceeds from the issuance of long-term debt                                       4,450,000               780,000
     Stock offering costs                                                                 (58,859)                   --
     Proceeds from common stock issuance                                                6,000,000                    --
     Proceeds from exercise of options and warrants                                        33,750                17,188
                                                                                      -----------           -----------
              Net cash provided by financing
                 activities                                                            10,424,891               797,188
                                                                                      -----------           -----------
              Net increase (decrease) in cash
                  and cash equivalents                                                   (308,000)              261,348
Beginning cash and cash equivalents                                                       597,149             1,178,819
                                                                                      -----------           -----------
Ending cash and cash equivalents                                                      $   289,149             1,440,167
                                                                                      ===========           ===========

Non-cash financing activities:
     Accrued preferred stock dividend                                                 $        --               170,538
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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report and 1998 Form 10-K.

NOTE 2.       LONG TERM DEBT

     At December 31, 1998, the Company was a party to a loan agreement with a bank. Pursuant to the loan agreement, the Company was permitted to borrow up to the lesser of $30,000,000 or the "borrowing base" then in effect. The borrowing base in effect at December 31, 1998 was $21,100,000, which included (i) a $19,100,000 revolving credit facility ("Revolving Facility") and (ii) a $2,000,000 non-revolving line of credit ("Development Facility"). The borrowing base was subject to reduction each month by a monthly commitment reduction of $380,000 until April 1, 1999. The borrowing base and monthly commitment reduction are subject to redetermination every six months on April 1 and October 1 of each year or at such other times as the bank elects. On March 23, 1999, the Company entered into an agreement with its bank amending certain terms of the loan agreement. Under the amendment, (i) the principal amount outstanding under the Development Facility, $1,592,000, was included in the Revolving Facility,
(ii) the borrowing base was redetermined at $18,815,889 (iii) the unpaid principal balance for the Revolving Facility bears interest at the bank's base lending rate plus .25%, or 8% at March 31, 1999, and (iv) the monthly commitment reduction was suspended until May 1, 1999, when the borrowing base and monthly commitment reduction are scheduled for redetermination by the bank. As of the date of this Form 10-Q Report, the Company had not received notice from its bank lender of the redetermined borrowing base or monthly reduction amount. At March 31, 1999 the Company had borrowed all the funds currently available under its revolving credit facility. Indebtedness under the Revolving Facility matures July 1, 2001. The loan is secured by substantially all of the Company's oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

     The unpaid principal balance for the Revolving Facility bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate plus .25% or (ii) the bank's Eurodollar rate plus a margin of 2.5%. Interest under the Revolving Facility is due and payable monthly.

     The loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) prohibiting payment of dividends on common stock and (4) prohibiting the payment of dividends on preferred stock when an event of default under the loan agreement is in existence.

NOTE 3.       PREFERRED STOCK

     The Company has outstanding 974,500 shares of its 6% Convertible Preferred Stock, $0.10 par value per share (the "Preferred Stock"). Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $10 per share and has no voting rights, except as required by law.

     The Company may redeem the Preferred Stock, in whole or part, after October 20, 1999, for $10 per share plus accrued and unpaid dividends.

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

     During the fourth quarter of 1998, the Company recognized a non-cash impairment charge of $14,757,028, or $12,269,834 net of tax, related to its oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of the effect of significantly lower oil and natural gas prices on both proved and unproved oil and gas properties. At March 31, 1999, the Company's net book value of oil and gas, less related deferred income taxes, was below the calculated ceiling. As a result, the Company was not required to record a reduction of its oil and gas properties under the full cost method of accounting.

NOTE 5.       NET INCOME PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No., 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the previously reported fully diluted earnings per share and reflects the assumed conversion of all potentially dilutive securities.

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                        1998                  1999
                                                                                     ----------            ----------

Basic EPS Computation:
     Numerator -
         Net income                                                                  $   72,826             $ (10,283)
         Preferred stock dividends                                                           --              (170,538)
                                                                                     ----------            ----------
         Net income available to common Stockholders                                     72,826              (180,821)
                                                                                     ==========            ==========
     Denominator -
         Weighted average common shares outstanding                                  18,118,733            18,328,525
                                                                                     ----------            ----------
Basic EPS                                                                            $     .004            $    (.010)
                                                                                     ==========            ==========
Diluted EPS Computation
     Numerator -
         Net income                                                                  $   72,826            $  (10,283)
         Preferred stock dividends                                                           --              (170,538)
                                                                                     ----------            ----------
         Net income available to common Stockholders                                     72,826              (180,821)
                                                                                     ==========            ==========
     Denominator -
         Weighted average common shares outstanding                                  18,118,733            18,328,525
         Employee stock options                                                         641,160                    --
         Warrants                                                                        22,060                    --
                                                                                     ----------            ----------
                                                                                     18,781,953            18,328,525
                                                                                     ----------            ----------
Diluted EPS                                                                          $     .004             $   (.010)
                                                                                     ==========            ==========



     Employee stock options to purchase shares of common stock and convertible preferred stock were outstanding during the three-month period ended March 31, 1999 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, (ii) the effect of the assumed conversion of the Company's preferred stock to common stock would be antidilutive, or (iii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the related notes thereto.

OVERVIEW

     The Company's long term business strategy is to increase the Company's reserve base by utilizing 3-D seismic technology to obtain exploratory drilling returns on capital invested with developmental drilling risks.

     The Company intends to exploit its existing properties and acquire those properties, which it believes can be exploited by developing reserves not previously produced. The Company undertakes projects only when it believes the project has the potential for initial cash flow adequate to return the project's capital expenditures within a short period of time, generally less than 36 months. The Company also endeavors to maximize the present value of its projects by accelerating production of its reserves consistent with prudent reservoir management.

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

     For the three months ended March 31, 1999, the average sales price received by the Company for its crude oil production averaged $12.18 per barrel compared with $14.08 per barrel at March 31, 1998 and $12.49 per barrel at December 31, 1998. The average sales price for natural gas during this same period was $2.03 per mcf compared with $2.09 per mcf at March 31, 1998 and $2.04 per mcf at December 31, 1998.

     The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 4 of Notes to Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized.

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

     The Company's production and results of operations vary from quarter to quarter. Based on its scheduled drilling activities, the Company does not currently anticipate that its production volumes in 1999 will increase significantly compared to its production volumes in the prior year. However, normal operating considerations and other factors could result in decreased production for the year.

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



                                                                 THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                      ------------------------------------       ------------------------
                                                       9-30-98       12-31-98      3-31-99         3-31-98        3-31-99
                                                      --------      ---------     --------       ---------      ---------

Production and prices:

  Oil (Bbls)                                            48,321        49,294        44,619        43,375          44,619
  Natural gas (Mcf)                                    869,215       868,131       697,593       719,905         697,593
  Equivalent barrels of oil(EBO)                       193,190       193,982       160,884       163,359         160,884

  Oil price (per Bbl)                                   $12.15        $10.36        $12.18        $14.08          $12.18
  Gas price (per Mcf)                                   $ 2.25        $ 1.59        $ 2.03        $ 2.09          $ 2.03
  Price per EBO                                         $13.15        $ 9.77        $12.20        $12.93          $12.20

Results of operations per EBO

Oil and gas revenues                                    $13.15        $ 9.77        $12.20        $12.93          $12.20
Costs and expenses:
  Lease operating expense                                 3.22          3.31          3.19          3.41            3.19
  General and administrative                              1.18          1.30          1.26          1.35            1.26
  Depreciation and depletion                              5.77         14.73          5.62          5.70            5.62
    Impairment of oil and
         gas properties                                    .00         76.07          .00            .00             .00
                                                        ------        ------       ------         ------          ------
     Total costs and expenses                            10.17         95.41        10.07          10.46           10.07
                                                        ------        ------       ------         ------          ------
Operating income                                          2.98        (85.64)        2.13           2.47            2.13

Interest expense, net                                    (2.05)        (1.73)       (2.22)         (1.86)          (2.22)
Other income, net                                          .03          1.49          .03            .06             .03
                                                        ------        ------       ------         ------          ------
Pretax income                                              .96        (85.88)        (.06)           .67            (.06)
Income tax (expense) benefit                              (.32)        16.94          .00           (.22)            .00
                                                        ------        ------       ------         ------          ------
Net income                                                 .64        (68.94)        (.06)           .45            (.06)
                                                        ------        ------       ------         ------          ------
Income before working
  capital adjustments                                   $ 6.73        $ 4.92       $ 5.56         $ 6.37          $ 5.56
                                                        ======        ======       ======         ======          ======



     The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on the Company's statements of operations.


                                                                 THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                      ------------------------------------        -----------------------
                                                       9-30-98       12-31-98      3-31-99         3-31-98        3-31-99
                                                      --------       --------     --------        --------       --------

Oil and gas revenues                                   100.0%         100.0%       100.0%         100.0%          100.0%
Costs and expenses:
  Production costs                                      24.5           33.9         26.1           26.4            26.1
  General and administrative                             9.0           13.3         10.3           10.4            10.3
  Depreciation, depletion and
     amortization                                       43.8          150.8         46.0           44.1            46.0
  Impairment of oil and gas
     properties                                           .0          778.6           .0             .0              .0
                                                      ------         ------       ------          ------         ------
      Total costs and expense                           77.3          976.6         82.4           80.9            82.4
                                                      ------         ------       ------          ------         ------
Operating income                                        22.7         (876.6)        17.6           19.1            17.6
                                                      ------         ------       ------          ------         ------
Interest expense, net                                  (15.6)         (17.7)       (18.2)         (14.4)          (18.2)
Other income, net                                         .2           15.3           .2             .5              .2
                                                      ------         ------       ------          ------         ------
Pretax income                                            7.3         (879.0)         (.4)           5.2             (.4)
Income tax (expense) benefit                            (2.4)         173.4           .0           (1.7)             .0
                                                      ------         ------       ------          ------         ------
Net income                                               4.9%        (705.6)%        (.4)%          3.5%            (.4)%
                                                      ======         ======       ======          ======         ======


THREE MONTHS ENDED MARCH 31, 1998 AND 1999:

     Oil and Gas Revenues. Oil and gas revenues decreased $149,474, or 7%, to $1,963,089 for the three months ended March 31, 1999, from $2,112,563 for the same period of 1998. The decrease was primarily the result of a 6% decrease in the average sales price per EBO. The Company received $12.20 per EBO in the three months ended March 31, 1999 compared with $12.93 per EBO for the same period of 1998. In addition, oil and gas decreased 2,475 EBO, or 2%. Approximately 80% of the decrease in revenues were attributable to the decrease in the average sales price and approximately 20% of the decrease was attributable to a decrease in oil and gas production volumes.

     Production Costs. Production costs decreased $43,816, or 8%, to $513,882 during the first three months of 1999, compared with $557,638 for the same period of 1998. Average production costs per EBO decreased 6%, to $3.19 for the first three months in 1999 compared to $3.41 for the same period in 1998, primarily a result of adding lower cost oil and gas production.

     General and Administrative Expenses. General and administrative expenses decreased by $17,152 or 8% to $203,237 for the first three months of 1999, from $220,389 for the same period of 1998. The decrease was primarily due to a decrease in communications expense and membership fees. General and administrative expenses were $1.26 per EBO in the first three months of 1999 compared to $1.35 per EBO in the first three months of 1998. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $26,980, or 3%, to $903,836 for the first three months of 1999 compared with $930,816 for the same period of 1998. As a percentage of revenues, the DD&A rate increased by 2% when compared with the prior year first quarter, a result of decreased production volumes, a decrease in the average sales price per EBO received by the Company and a decrease in the DD&A rate per EBO. The DD&A rate per EBO decreased to $5.62 for the first quarter 1999 compared with $5.70 per EBO for the first quarter of 1998. The decrease in the DD&A rate per EBO is attributable to a revision in the Company's proven reserve estimates, primarily the result of lower oil and gas prices in effect at December 31, 1998 compared with prices in effect at December 31, 1997, and a non-cash impairment charge incurred in the fourth quarter of 1998 that reduced the Company's full cost pool.

     Historically, the Company has reviewed its estimates of proven reserve quantities on an annual basis. However, due to the current uncertainty of oil and gas prices, the Company conducts internal reviews of its estimated proven reserves on a more frequent basis and makes necessary adjustment to its DD&A rate accordingly. The Company believes periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments.

     Net Interest Expense. Interest expense increased $53,593, or 18%, to $357,795 for the three months ended March 31, 1999 compared with $304,202 for the same period of 1998; due principally to increased borrowings against the Company's revolving line of credit during 1998, when substantially lower oil and gas prices adversely affected cash flow.

     Net Income and Operating Cash Flow. Net income decreased $83,109, or 114%, to $(10,283) for the three months ended March 31, 1999, compared to $72,826 for the three months ended March 31, 1998. Operating cash flow decreased $145,958, or 14%, to $893,553 for the three months ended March 31, 1999 compared to $1,039,511 for the three months ended March 31, 1998. The decrease in net income and operating cash flow resulted from a 7% decrease in oil and gas revenues, and an 18% increase in interest expense partially offset by an 8% decrease in production costs, an 8% decrease in general and administrative costs, and a 3% decrease in DD&A.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased $641,319 as of March 31, 1999 compared to December 31, 1998. Current assets exceeded current liabilities by $770,132 at March 31, 1999 compared to $128,813 at December 31, 1998. Current assets increased primarily due to an increase of $261,348 in cash offset by a decrease of $48,845 in prepaid expenses and a decrease in accounts receivable of $134,905. The Company continues to employ 3-D seismic technology in conjunction with its drilling activities, which are concentrated on certain gas prospects located onshore, the Texas Gulf Coast.

     The Company incurred net property costs of $864,364 primarily for its oil and gas property acquisition, development, and enhancement activities for the three months ended March 31, 1999. Such costs were financed by the utilization of the Company's cash provided by operations, proceeds from the sale of certain properties, cash provided by its line of credit and net proceeds from the issuance of preferred stock.

     Based on the Company's projected oil and gas revenues and related expenses, management believes that its internally generated cash flow will be sufficient to fund its normal operations, interest expense or on bank debt and preferred stock dividends. The Company continually reviews and considers alternative methods of financing.

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

     Industry conditions deteriorated significantly during 1998 and the first three months of 1999 as a result of declining oil prices and weakening gas prices. There is an excess supply of, and reduced demand for, crude oil worldwide. This excess supply has placed downward pressure on oil prices in the United States as well as worldwide. Natural gas prices also declined in 1998, primarily because cold weather failed to develop in key demand areas. In April 1999, the price the Company received for its oil production increased to approximately $16.00 per barrel while the gas price received was approximately $2.00 per mcf. There is substantial uncertainty regarding future oil and gas prices. There can be no assurance that oil and gas prices will not decline in the future.

     Because of the recent and sustained deterioration in prices the Company receives for oil and gas produced, the capital normally available to the Company from its cash flow and bank borrowings has been significantly reduced. In January, 1998, the Company was receiving approximately $17.00 per barrel of oil and $2.70 per Mcf of gas for the oil and gas it produced. Since then, oil prices have been as low as $10.00 per barrel, the lowest level seen since the Company was formed in 1979. At January 1, 1999, the Company received approximately $10.50 per barrel of oil and $2.00 per Mcf of gas. Primarily as a result of the decline in prices of oil and gas, the Company experienced a significant decline in operating cash flow and revenues. In April, 1999, oil prices increased to approximately $16.00 per barrel of oil, while gas prices have remained at approximately $2.00 per Mcf. There can be no assurance that oil and gas prices will not decline in the future.

     The Company's capital expenditure budget for 1999 is highly dependent on future oil and gas prices and will be consistent with internally generated cash flows. If the prices received for oil and gas production improve, increasing cash flow, or if the Company is successful in raising additional capital, 1999 planned drilling activity maybe increased.

     During 1998, the average sales price received by the Company for its oil was approximately $12.49 per barrel while the average sales prices for the Company's gas was approximately $2.04 per thousand cubic feet ("Mcf"). At March 31, 1999, the average price received by the Company for its oil production was approximately $12.18 per Bbl, while the average price received by the Company, at that same date, for its gas production was approximately $2.03 per Mcf.

INFORMATION SYSTEMS FOR THE YEAR 2000

     The Company places a high priority on resolving the computer or embedded chip problems related to the Year 2000 that might cause operational disruptions. Its Year 2000 project addresses the inability of computer software; hardware or equipment with embedded microprocessors that are time sensitive to process correctly dates data beginning on January 1, 2000. This problem results from computer programs using two digits rather than four to define an applicable year.

     In planning and developing the project, the Company considered both its information technology, or IT, systems and non-IT systems. IT systems generally include computer equipment and software. Alarm systems, fax machines, monitors for field operations and other miscellaneous systems, which may contain embedded technology, are considered non-IT systems. These types of systems are more difficult to assess and repair than IT systems.

     The scope of the project  includes:
     . conducting an inventory of software, hardware and embedded systems equipment;

     . assessing the potential for failure and the associated risk;

     . prioritizing the need for remediation, repairing or replacing significant non-compliant items; and

     . testing any modifications to ensure Year 2000 compliance.

     Additionally, the project assesses the risks associated with the Year 2000 compliance of material business partners.

     The assessment phase of the Company's Year 2000 project is at varying stages of completion as it pertains to IT and non-IT systems and applications. The Company has begun a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure by it and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis.

     The Company believes its most significant risks will be in two areas:

     . measuring the quantities of oil and natural gas produced; and

     . receiving timely payment from the purchasers of its gas and oil.

     The Company also depends upon third parties for most of its non-information technology systems such as:

     . telephones;

     . facsimile machines;

     . air conditioning;

     . heating;

     . elevators in the office building; and

     .  other   equipment   which   may  have   embedded   technology   such  as
microprocessors.

     Many systems owned or controlled by third parties and that the Company is dependent upon, including non-information technology systems, may or may not be Year 2000 compliant. Written inquiries have been sent to these third parties, but most of this technology is outside of the Company's control and it is difficult to assess or remedy any non-compliance that could adversely affect the Company's ability to conduct business.

     In December, 1998, letters were mailed to significant vendors, service providers and business partners to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or provided by such entities are Year 2000 compliant. Written assurances have been obtained from the Company's bank lender, major purchasers of production and its accounting software provider indicating that they are or will be Y2K compliant by the end of the year. However, the Company is mindful that its own level of readiness is partially dependent on the ability of these and other third parties to be fully compliant. The failure of third parties to be Y2K compliant creates a likelihood that the Company will also experience Y2K interruptions through a "ripple effect" stemming from external forces.

     The remedial phase of the project is also at varying stages of completion. The remedial phase includes the upgrade and/or replacement of software applications and hardware systems. Most of the software providers for the Company's personal computers have confirmed their readiness for the Year 2000 or have provided updates to correct most identified Year 2000 problems. Based on identification and assessment efforts to be completed by the end of the second quarter of 1999, the Company plans to replace or upgrade critical hardware and software to become Year 2000 compliant. This phase of the project is also expected to be completed by the end of the second quarter of 1999. Other activities either underway or scheduled include the testing of its desktop computers and local area network and conducting an inventory of embedded systems in field locations that could affect its operations.

     It is impossible to accurately predict all potential Y2K problems and the magnitude of any adverse effects on the Company. Because of these uncertainties, the Company is developing a contingency plan to minimize potential business interruptions. In preparing contingency plans, the Company assumes that many third parties will not be Y2K compliant. The Company's remediation efforts are expected to reduce significantly the Company's level of uncertainty about Year 2000 compliance and the possibility of interruptions of normal business operations. After completion of the Year 2000 review and testing, which is currently expected to be completed by June 30, 1999, the Company will further develop a contingency plan as required. This plan is expected to be completed by September 30, 1999.

     The following table summarizes the current overall status of the Company's project and lists anticipated completion dates for each phase of the project.



                                                              Phase
                     ----------------------------------------------------------------------------------------
         Component                          Inventory                  Assessment                Remediation
-------------------------------------------------------------------------------------------------------------

Business Partners                       January 31, 1999               May 31, 1999              June 30, 1999

Software                                April 30, 1999                 May 31, 1999              June 30, 1999

Hardware                                April 30, 1999                 May 31, 1999              June 30, 1999

Embedded Systems                        April 30, 1999                 May 31, 1999              June 30, 1999


     To date, only minor costs have been incurred for project planning. Substantially all of the personnel working on the project to identify, assess, remediate and test Year 2000 issues are existing employees. Therefore, labor costs incurred in connection with the project are expected to be minimal. Based on current information, the Company does not anticipate that the costs associated with any necessary in-house modifications will be material to its operations or financial condition. The total cost of the project is expected to range from $10,000 to $20,000.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations that could materially and adversely affect the Company's operations, liquidity and financial condition. Because of the uncertainty surrounding Year 2000 issues, primarily those associated with third party suppliers and material business partners; the Company is unable to determine at this time whether Year 2000 failures will have a material impact on its operations. However, the project is expected to reduce the risk of Year 2000 issues significantly, particularly regarding the compliance and readiness of the Company's material vendors, suppliers and business partners. The Company believes that the timely completion of this project will reduce the possibility of significant interruptions of normal business operations.

     This is a flexible plan that will change to address additional Y2K issues as new problems are identified. As a result, any time and costs estimates and the assessment of risks associated with Y2K issues are subject to revision as needed to meet the Company's goal to be Y2K compliant.

FORWARD-LOOKING STATEMENTS

     In addition to historical information contained herein, this Form 10-Q Report contains forward-looking statements subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors, that could cause or contribute to such differences could include, but are not limited to, those relating to the Company's growth strategy, outstanding indebtedness, changes in interest rates, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, and the general condition of the economy and its effect on the securities market. While the Company believes its forward-looking statements are based upon reasonable assumptions, there are factors that are difficult to predict and that are influenced by economic and other conditions beyond the Company's control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.       QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have or trade in derivative financial instruments and does not have firmly committed sales transactions. The Company has not entered into hedging arrangements and does not have any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they also limit the ability to benefit from favorable market price changes.

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which the Company produces natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $9.74 per barrel to a monthly high of $11.04 per barrel during first quarter 1999. Natural gas prices the Company received during first quarter 1999 ranged from a monthly low of $1.73 per Mcf to a monthly high of $2.06 per Mcf. A significant decline in the prices of oil and natural gas could have a material adverse effect on the Company's financial condition and results of operations.

     The Company's only financial instrument sensitive to changes in interest rates is its bank debt. The Company's annual interest costs in 1999 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in December, 1998.

                                                                  1999       2000       2001       Total      Fair Value
                                                                  -----     -----       ----       -----      ----------
                                                                              (in 000's, except interest rates)
Variable rate debt:
         Revolving Facility (secured)                                                 $18,036      $18,036      $18,036
              Average interest rate                               7.50%      7.50%      7.50%



                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3.1 Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

     3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 1995)

     4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to
         Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998)

     *27. Financial Data Schedule

          (b) Reports on Form 8-K

              No reports were filed on Form 8-K during the quarter ended March 31, 1999.


-----------------------
*  Filed herewith.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PARALLEL PETROLEUM CORPORATION


                                              BY:  /s/ THOMAS R. CAMBRIDGE
Date:   May 14, 1999                          ------------------------------
                                              Thomas R. Cambridge
                                              Chairman of the Board of Directors
                                                  and Chief Executive Officer



Date:   May 14, 1999                          BY:  /s/ LARRY C. OLDHAM
                                              ------------------------------
                                              Larry C. Oldham,
                                              President and Principal
                                                 Financial Officer