Form 10-K/A
period 1998-12-31
PARALLEL PETROLEUM CORP /DE/
filed 1999-05-19
CIK 750561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - K/A
        [X]      Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

        [ ] Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from ______ to ______.

                        Commission File Number: 0 - 13305

                         PARALLEL PETROLEUM CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                               75-1971716
-------------------------------                             -----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

   110 North Marienfeld Street
One Marienfeld Place, Suite 465
        Midland, Texas                                            79701
----------------------------------------                        ----------
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


PAGE>
                                       1


                                     PART I

================================================================================

                                ITEM 1. BUSINESS

================================================================================

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

     Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1984.

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

     . Gulf Coast Area of South Texas

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

                             1998 Drilling Activity
                           Yegua/Frio/Wilcox Gas Trend

           Target                                                    No. of
          Formation                 Depth Range (feet)           Wells Drilled          Productive          Dry
------------------------------ ------------------------------ --------------------- -------------------- -----------

       Yegua                          6,300 - 13,000                   11                   10               1
       Frio                           6,400 -  8,400                    5                    1               4
       Wilcox                        13,200 - 17,500                    6                    2               4
                                                                      ---                  ---             ---
          Total                                                        22                   13               9
                                                                      ===                  ===             ===

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

     . Permian Basin of West Texas

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

     . terminating gas and oil leases that are uneconomic under existing operating conditions; and/or

     . selling properties to third parties.

Drilling and Acquisition Costs

     The table below shows our gas and oil property acquisition, exploration and development costs for the periods indicated.

                                                                  Year Ended December 31,
                                        -------------------------------------------------------------------------
                                             1998           1997            1996           1995           1994
                                        -----------      ---------       ----------     ----------     ----------
                                                                      (in thousands)

Transfers from undeveloped leases held
for sale                                $         --     $     --        $       60      $    197      $      339

Proved property acquisition  costs                89          918             3,839           372             238

Unproved property acquisition costs            6,034        7,710               369            841          2,542

Exploration costs                              8,556        9,604             8,669          1,519          3,400

Development costs                              3,873        4,877             3,963            889          1,226
                                        ------------     --------        ----------      ---------     ----------
                                        $     18,552     $ 23,109        $   16,900      $   3,818     $    7,745
                                        ============     ========        ==========      =========     ==========


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

          The average prices we received for the natural gas and oil we produced in 1998, 1997 and 1996 are shown in the table below:

                                                             Average Price Received for the
                                                                 Year Ended December 31,
                                                          -------------------------------------

                                                              1998        1997          1996
                                                            ------      ------        -------

        Natural gas (Mcf)                                   $ 2.04      $ 2.70         $ 2.55
        Oil (Bbl)                                           $12.49      $19.88         $21.83


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


                                     Exploratory Wells (1)                          Development Wells (2)
                             ----------------------------------            -------------------------------------
                               Productive                Dry                 Productive                Dry
       Year Ended            ---------------        ---------------        ---------------        ---------------
      December 31,           Gross       Net        Gross       Net        Gross       Net        Gross       Net
  -----------------          -----       ---        -----       ---        ------      ---        -----       ---

          1998                9.0        2.16         8.0        1.71        4.0        1.16        2.0        .45
          1997               19.0        4.45        17.0        4.08        7.0        6.54        1.0        .20
          1996               20.0        5.20         9.0        2.38        3.0        1.40        1.0        .42


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

                                                                    Year Ended December 31,
                                           --------------------------------------------------------------------------
                                                1998                         1997                           1996
                                              --------                     --------                       ---------

Net Production:
    Oil (Bbls)                                       185,474                       175,246                       221,499
    Gas (Mcf)                                      3,275,882                     3,383,190                     3,654,897
    EBO(1)                                           731,454                       739,111                       830,649

Average Sales Price:
    Oil (per Bbl)                       $              12.49           $             19.88                   $     21.83
    Gas (per Mcf)                       $               2.04           $              2.70                   $      2.55
    EBO                                 $              12.31           $             17.07                   $     17.06

Average Production
      (lifting) Cost per
    EBO
                                        $               3.33           $              4.29                   $      3.23
Operating Margin
    per EBO(2)                          $               8.98           $             12.78                   $     13.83

Depletion per EBO                       $               8.07           $              5.29                   $      4.47


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


                                    1998       1997     1996
                                  -------    -------  -------

Enron Oil & Gas Transportation       11%       12%       11%

Cox & Perkins Exploration            24%       53%       46%

Allegro Investments                  22%        -         -

Brayton Operating                    18%        -         -



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

     Sales of natural gas we produce are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission regulates interstate and certain intrastate gas transportation rates and services conditions, which affect the marketing of our gas, as well as the revenues we receive for sales of our production. Since the mid- 1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A, 636-B and 636-C. These orders, commonly known as Order 636, have significantly altered the marketing and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services these pipelines previously performed.

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

                               PART IV


================================================================================

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

================================================================================

     (a)  The following documents are filed as part of this report:

          For a list of Financial Statements and
          Schedules, see "Index to the Financial
          Statements and Schedules" on page F-1, and incorporated herein by reference.

      (b) No reports on Form 8-K were filed by Parallel during the last quarter of its fiscal year ended December 31, 1998.

      (c) Exhibits:



    Exhibit
      No.                    Description of Exhibit
    ------                   ----------------------

       *3.1      Certificate of Incorporation of Registrant


        3.2 Bylaws of Registrant (Incorporated by reference toExhibit 3.2 to Form 10-K of the Registrant for thefiscal year ended December 31, 1995.)




        4.1 Certificate of Designations, Preferences and Rightsof Serial Preferred Stock - 6% Convertible PreferredStock (Incorporated by reference to Exhibit 4.1 toForm 10-Q of the Registrant for the fiscal quarterended September 30, 1998.)

                Executive Compensation Plans and Arrangements
                (Exhibit No.'s 10.1 through 10.7):
                ---------------------------------------------

       10.1      1983 Incentive Stock Option Plan  (Incorporated  byreference to
                 Exhibit 10.2 to Form S-l of the Regis- trant (File No. 2-92397) as filed with the Securitiesand Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.)

       10.2      1992 Stock Option Plan  (Incorporated  by  referenceto  Exhibit
                 28.1 to Form S-8 of the Registrant (FileNo. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.)

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

       10.5 Merrill Lynch, Pierce, Fenner & Smith IncorporatedPrototype Simplified Employee Pension Plan (Incorporated by reference to
                 Exhibit 10.6 of theRegistrant's Form 10-K for the fiscal year ended December 31, 1995.)

       10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of theRegistrant's Form 10-K Report for the fiscal yearended December 31, 1997).

      *10.7      1998 Stock Option Plan


       10.8 Loan Agreement dated July 1, 1996 between the Registrant and Bank One Texas, N.A. (Incorporatedby reference to Exhibit 10.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 1996.)



      *10.9 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A.

      *23.1      Consent of Independent Auditors


      *23.2      Consent of Independent Petroleum Engineers


      *27        Financial Data Schedule



------------------------
 *    Previously filed.

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

        On October 16, 1998, the Company exchanged 600,000 shares of its $.60
          Cumulative Convertible Preferred Stock ("Old Preferred Stock"), issued in a private placement transaction dated April 8, 1998, for 600,000 shares of its 6% Convertible Preferred Stock, $0.10 par value per share ("Preferred Stock"). Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Company

                        PARALLEL PETROLEUM CORPORATION
          may redeem the Preferred Stock, in whole or part, after October 20, 1999, for $10 per share plus accrued dividends.

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

        A summary of changes in reserve balances is presented below (in thousands):


                                                  Total Proved       Proved Developed
                                                --------------       ----------------
                                                BBL         MCF      BBL         MCF
                                                ---         ---      ---         ---
        Reserves as of January 1, 1996          1,503    26,124      1,255    20,854
           Purchase of reserves in place          273     4,797        273     4,797
           Extensions and discoveries             128     9,034        128     9,034
           Revisions of previous estimates        (42)   (3,746)       (40)   (3,684)
           Production                            (221)   (3,655)      (221)   (3,655)
                                                -----    ------      -----    ------

        Reserves as of December 31, 1996        1,641    32,554      1,395    27,346
           Sales of reserves in place            (461)   (2,779)      (461)   (2,779)
           Extensions and discoveries           1,063    14,477        243     9,623
           Revisions of previous estimates       (174)  (10,319)      (164)  (10,478)
           Production                            (175)   (3,385)      (176)   (3,384)
                                                -----    ------      -----    -------

        Reserves as of December 31, 1997        1,894    30,548        837     20,328
          Extensions and discoveries              281     7,554        210      5,634
          Revisions of previous estimates        (265)   (8,806)        (9)    (3,614)
          Production                             (186)   (3,275)      (185)    (3,276)
                                                -----    ------        ---     ------

        Reserves as of December 31, 1998        1,724    26,021        853     19,072
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


                              PARALLEL PETROLEUM CORPORATION

April 30, 1999                By:  /s/ Thomas R. Cambridge
                              --------------------------------
                                   Thomas R. Cambridge, Chief
                                     Executive Officer and
                                     Chairman of the Board of
                                     Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas R. Cambridge  Chief Executive Officer    April 30, 1999
-----------------------  and Chairman of the
Thomas R. Cambridge      Board of Directors
                         (Principal Executive
                         Officer)


/s/ Larry C. Oldham        President and Treasurer       April 30, 1999
----------------------     (Principal Financial and
Larry C. Oldham            Accounting Officer)



/s/ Ernest R. Duke              Director                 April 30, 1999
----------------------
Ernest R. Duke


/s/ Myrle Greathouse            Director                 April 30, 1999
----------------------
Myrle Greathouse


/s/ Charles R. Pannill           Director                April 30, 1999
----------------------
Charles R. Pannill