Form 10-Q
period 1999-06-30
PARALLEL PETROLEUM CORP /DE/
filed 1999-08-16
CIK 750561

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                          ----------------------------
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                 For the quarterly period ended June 30, 1999 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition period from to

                           --------------------------

                         COMMISSION FILE NUMBER 0-13305

                           --------------------------


                         PARALLEL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

    DELAWARE 75-1971716                                   75-1971716
(State of other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                             Number)

One Marienfeld Place, Suite 465,
        Midland, Texas                                       79701
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

                                   Yes 'X' No

     At August 1, 1999, there were 18,331,858 shares of the Registrant's Common Stock, $0.01 par value, outstanding.


===============================================================================

                                      INDEX



                         PART I. - FINANCIAL INFORMATION
                                                                       Page  No.

ITEM  1.  CONSOLIDATED FINANCIAL STATEMENTS

Reference is made to the succeeding pages for the following financial statements:

     -  Consolidated  Balance  Sheet as of  December  31, 1998 and
        June 30, 1999 (unaudited)                                         3

     - Unaudited  Consolidated  Statements  of  Operations  for the
       three months ended June 30, 1998 and 1999 and six months ended
       June 30, 1998 and 1999                                             5

     - Unaudited Consolidated  Statements of Cash Flows for the six
       months ended June 30, 1998 and 1999                                6

     - Notes to Consolidated Financial Statements                         7

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                        11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       19



                          PART II. - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 21

                         PARALLEL PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,         June 30, 1999
ASSETS                                                                                     1998*               (Unaudited)
-------------                                                                          ------------         --------------

Current assets:
   Cash and cash equivalents                                                            $ 1,178,819           $ 1,218,599
   Accounts receivable:
      Oil and gas                                                                         1,432,659             1,366,385
      Others, net of allowance for doubtful accounts
         of $71,358 in 1998 and 1999                                                        247,740               405,776
      Affiliate                                                                              11,844                    --
                                                                                       ------------          ------------
                                                                                          1,692,243             1,772,161
   Other assets                                                                              61,504                28,012
                                                                                       ------------          ------------
      Total current assets                                                                2,932,566             3,018,772
                                                                                       ------------          ------------
Property and equipment, at cost:
   Oil and gas properties, full cost method                                              65,565,466            87,117,125
   Other                                                                                    287,586               496,463
                                                                                       ------------          ------------
                                                                                         65,853,052            87,613,588
   Less accumulated depreciation and depletion                                           22,279,355            24,140,149
                                                                                       ------------          ------------
      Net property and equipment                                                         43,573,697            63,473,439
                                                                                       ------------          ------------
Other assets, net of accumulated amortization of
      $86,917 in 1998 and $95,248 in 1999                                                    58,519                68,289
                                                                                       ------------          ------------
                                                                                       $ 46,564,782          $ 66,560,500
                                                                                       ============          ============

                         PARALLEL PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                       December 31,         June 30, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY                                                       1998*             (Unaudited)
------------------------------------                                                   ------------         -------------

Current liabilities:
   Accounts payable and accrued liabilities:
      Current portion of affiliate's long-term
        debt (Note 3)                                                                  $         --            $  506,250
    Subordinated notes payable (Note 4)                                                          --             3,600,000
      Trade                                                                               2,803,539             2,142,738
      Affiliate                                                                                 214                 6,423
      Preferred stock dividend                                                                   --                24,362
                                                                                       ------------          ------------
      Total current liabilities                                                           2,803,753             6,279,773
                                                                                       ------------          ------------
  Long-term debt:
      Bank credit facility (Note 3)                                                      18,035,889            18,815,889
      Proportionate share of affiliate's long-
      term debt, net of current portion(Note 3)                                                  --            16,143,750
                                                                                       ------------          ------------
      Total long-term debt                                                               18,035,889            34,959,639

   Deferred income taxes                                                                         --                    --

Stockholders' equity:

  Preferred stock - 6% convertible preferred stock -
      par value $.10 per share(aggregate liquidation
      preference of $10) authorized 10,000,000 shares,
      issued and outstanding 974,500 in 1998 and 1999                                        97,450                97,450
 Common stock - par value $.01 per share, authorized
      60,000,000 shares, issued and outstanding
      18,306,858 in 1998 and 18,331,858 in 1999                                             183,069               183,319
   Additional paid-in surplus                                                            32,341,971            32,042,197
   Retained deficit                                                                      (6,897,350)           (7,001,878)
                                                                                       ------------          ------------
      Total stockholders' equity                                                         25,725,140            25,321,088

Contingencies
                                                                                       ------------          ------------
                                                                                       $ 46,564,782          $ 66,560,500
                                                                                       ============          ============




*The balance sheet as of December 31, 1998 has been derived from Parallel's audited financial statements. The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                Three Months Ended                     Six Months Ended
                                                              ----------------------               -----------------------
                                                                     June 30,                               June 30,
                                                              ----------------------               -----------------------
                                                                 1998        1999                      1998       1999
                                                              ----------  ----------               ----------   ----------

Oil and gas revenues                                         $2,453,140       $1,991,727        $4,565,703     $3,954,816
                                                             ----------        ---------        ----------      ----------
Cost and expenses:
  Lease operating expense                                       613,053          551,142         1,170,691      1,064,964
  General and administrative                                    199,117          220,911           419,505        424,148
  Depreciation, depletion
     and amortization                                         1,063,466          956,958         1,994,283      1,860,794
                                                             ----------        ---------         ---------      ---------
                                                              1,875,636        1,729,011         3,584,479      3,349,906
                                                             ----------        ---------         ---------      ---------
          Operating income                                      577,504          262,716           981,224        604,910
                                                             ----------        ---------         ---------      ---------
Other income (expense), net:
   Interest income                                                  395           13,695               470         26,971
   Other income                                                  37,552            6,606            51,111         13,229
   Interest expense                                            (341,817)        (376,057)         (646,095)      (747,128)
   Other expense                                                 (4,195)          (1,204)           (8,577)        (2,509)
                                                             ----------        ---------        ----------      ---------
          Total other expense, net                             (308,065)        (356,960)         (603,091)      (709,437)
                                                             ----------        ---------        ----------      ---------
Income (loss) before income taxes                               269,439          (94,244)          378,133       (104,527)

Income tax expense -deferred                                     88,826               --           124,695             --
                                                             ----------        ---------        ----------      ---------
          Net income (loss)                                  $  180,613        $ (94,244)       $  253,438     $ (104,527)
                                                             ==========        =========        ==========      =========
Cumulative preferred stock dividend                          $   68,000        $ 146,175        $   68,000      $ 316,713
                                                             ==========        =========        ==========      =========
          Net income (loss) available
             to common stockholders                          $  112,613        $(240,419)       $  185,438      $(421,240)
                                                             ==========        =========        ==========      =========
Net income (loss) per common share
          Basic                                              $     .006        $   (.013)       $     .010      $   (.023)
                                                             ==========        =========        ==========      =========
          Diluted                                            $     .009        $   (.013)       $     .013      $   (.023)
                                                             ==========        =========        ==========      =========
Weighted average common shares
   Outstanding - diluted                                     19,531,844       18,331,858        19,161,431     18,120,194
                                                             ==========        =========        ==========      =========


The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                            Six Months Ended June 30,
                                                                                      ---------------------------------
                                                                                          1998                  1999
                                                                                       ----------            ----------

Cash flows from operating activities:
     Net income (loss)                                                                 $  253,438          $  (104,527)
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
        activities:
         Depreciation, depletion and amortization                                       1,994,283             1,860,794
     Incomes taxes                                                                        124,695                    --
     Other, net                                                                            (5,702)               (9,770)

     Changes in assets and liabilities:
         Decrease in trade receivables                                                    (53,602)              (79,918)
         (Increase) decrease in prepaid expenses
              and other                                                                   (73,701)               33,492
         Decrease in accounts payable
           and accrued liabilities                                                     (1,419,721)             (630,230)
         Increase in current portion of affiliate
           long-term debt                                                                      --               506,250
         Increase in subordinated notes payable                                                --             3,600,000
                                                                                      -----------           -----------
     Net cash provided by operating
                 activities                                                               819,690             5,176,091
                                                                                      -----------           -----------
Cash flows from investing activities:
     Additions to property and equipment                                              (12,953,814)          (22,015,776)
     Proceeds from disposition of property and equipment                                       --               255,240
                                                                                      -----------           -----------
              Net cash used in investing
                 activities                                                           (12,953,814)          (21,760,536)
                                                                                       -----------          -----------
Cash flows from financing activities:
     Proceeds from the issuance of long-term debt                                      13,343,000            16,923,750
   Payment of long-term debt                                                           (7,234,000)                   --
   Proceeds from exercise of options and warrants                                          53,438                17,188
     Stock offering costs                                                                (80,851)                    --
   Proceeds from preferred stock issuance                                              6,000,000                     --
     Payment of preferred stock dividend                                                  (68,000)             (316,713)
                                                                                      -----------           -----------
              Net cash provided by financing
                 activities                                                            12,013,587            16,624,225
                                                                                      -----------           -----------
              Net increase (decrease) in cash
                  and cash equivalents                                                  (120,537)                39,780
Beginning cash and cash equivalents                                                       597,149             1,178,819
                                                                                      -----------           -----------
Ending cash and cash equivalents                                                      $   476,612           $ 1,218,599
                                                                                      ===========           ===========

Non-cash financing activities:
     Accrued preferred stock dividend                                                 $        --           $    24,362
                                                                                      ===========           ===========

The accompanying notes are an integral part of these financials.


                         PARALLEL PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Parallel and, with respect to our consolidated balance sheet as of June 30, 1999, our pro rata share of the assets and liabilities associated with our 22.5% membership interest in First Permian, LLC. First Permian is a Delaware limited liability company formed on June 25, 1999 for the purpose of acquiring a wholly owned, indirect subsidiary of Fina Oil and Chemical Company. See Note 2 to Consolidated Financial Statements.

     There is no reportable income or expense associated with our interest in First Permian for the current reporting period. In subsequent reporting periods, our statements of operations and cash flows will be consolidated to reflect our pro rata share of the income and expenses of First Permian.

     The financial information included herein, with the exception of the balance sheet as of December 31, 1998, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in Parallel's 1998 Annual Report and 1998 Form 10-K.

NOTE 2. RECENT EVENTS

     On June 30, 1999, First Permian and a wholly owned, indirect subsidiary of Fina Oil and Chemical Company consummated a cash merger. First Permian was the surviving entity. The transaction was accounted for as a purchase. The assets acquired consisted primarily of producing oil and gas properties located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina cash in the aggregate amount of approximately $92.0 million. Our proportionate share of the book value of the assets acquired through the cash merger is approximately $20.0 million and is reflected in the June 30, 1999 consolidated balance sheet.

     First Permian is owned by Parallel, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation. Baytech, Tejon and Mansefeldt are privately held oil and gas companies. Parallel and Baytech are the managers of First Permian and each owns a 22.5% membership interest. Tejon Exploration and Mansefeldt Investment each own a 27.5% interest in First Permian. If certain conditions are met regarding the prepayment of $16.0 million aggregate principal amount of subordinated unsecured notes made by First Permian and payable to Tejon and Mansefeldt, the proceeds of which were used to help finance the acquisition, Parallel's interest in First Permian could increase to 37.5% for a nominal fee per membership unit.

     The purchase was financed, in part, with the proceeds of the revolving credit facility provided by Bank One, Texas, N.A. to First Permian. On June 30, 1999, Parallel and Baytech entered into a credit agreement with Bank One, Texas, N.A. that established the $110.0 million revolving credit facility. The principal amount of the initial loan from Bank One is $74.0 million. Parallel's obligation is limited to a guaranty of $10.0 million of the bank borrowings. See
Note 3 to Consolidated Financial Statements for further discussion of the credit facility.

     Additional financing for the cash merger was obtained through subordinated debt borrowings, which included $8.0 million borrowed from Tejon Exploration Company and $8.0 million borrowed from Mansefeldt Investment. The terms of the subordinated debt and the effect on Parallel's balance sheet are discussed in
Note 4 to Consolidated Financial Statements.

NOTE 3. LONG TERM DEBT

     Our long term debt at June 30, 1999 consisted of the following:

     Revolving  credit  facility note payable to bank at the bank's
       base lending rate plus .25% (8.0% at June 30, 1999)           $18,815,889

     Affiliate  debt:  Parallel's  proportionate  share  (22.5%)
       of  the  First Permian,  LLC  revolving  credit  facility
       note  payable to bank at bank's base lending rate plus
       1.5% (9.25% at June 30, 1999)                                  16,650,000
                                                                     -----------
                                                                     $35,465,889

     Less:  Parallel's  proportionate  share of current
       maturities of affiliate debt                                      506,250
                                                                     -----------
     Total long term debt                                            $34,959,639
                                                                     ===========
     Scheduled maturities of Parallel's debt and our proportionate share of affiliate's debt at June 30, 1999 are as follows:

         2000                                                        $   506,250
         2001                                                         19,490,889
         2002                                                         15,468,750
                                                                     -----------
                                                                     $35,465,889
                                                                     ===========

     Revolving Credit Facility. At June 30, 1999, Parallel was a party to a loan agreement with Bank One, Texas, N.A. Under terms of the loan agreement, we may borrow up to the lesser of $30,000,000 or the "borrowing base" then in effect. The borrowing base in effect at June 30, 1999 was $18,815,889 (the Revolving Facility). The borrowing base was subject to reduction by a monthly commitment reduction of $380,000. However, effective March 23, 1999, the monthly commitment reduction was suspended by the bank until May 1, 1999 at which time the
borrowing   base  and  monthly   commitment   reduction   were   scheduled   for
redetermination. The loan agreement provides for a redetermination of the borrowing base and monthly commitment reduction every six months on April 1 and October 1 of each year or at such other times as the bank elects. As of the date of this Form 10-Q Report, we had not received notice from the bank of the redetermined borrowing base or monthly reduction amount. At June 30, 1999, we had borrowed all the funds currently available under the Revolving Facility. All indebtedness under the Revolving Facility matures July 1, 2001. The loan is secured by substantially all of our oil and gas properties. Commitment fees of
 .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

     The unpaid principal balance of the Revolving Facility bears interest at our election at a rate equal to (i) the bank's base lending rate plus .25% or
(ii) the bank's Eurodollar rate plus a margin of 2.5%. Interest under the Revolving Facility is due and payable monthly. At June 30, 1999, the interest rate was the bank's base rate plus .25% or 8.0%.

     The loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, (3) prohibiting payment of dividends on common stock, and (4) prohibiting the payment of dividends on preferred stock when an event of default under the loan agreement is in existence.

     At June 30, 1999 we were in default under our loan agreement for events of noncompliance with certain covenants of the loan agreement. We have obtained a waiver of the default from our bank lender.

     Long Term Debt of Affiliate. On June 30, 1999, Parallel, Baytech and First Permian entered into a credit agreement with Bank One, Texas, N.A. that established a $110.0 million revolving credit facility to finance, in part, the merger of a wholly owned, indirect subsidiary of Fina Oil and Chemical Company into First Permian. The principal amount of the initial loan from Bank One was $74.0 million. Under terms of the credit agreement, dated June 30, 1999, as of

August 12, 1999, the principal amount outstanding under the revolving credit facility bears interest, at First Permian's election, at Bank One's base rate plus 1.50% or the Eurodollar rate plus 4.50% until such time that subordinated debt in the principal amount of $16.0 million has been paid in full. See Note 4 to Consolidated Financial Statements. When these subordinated unsecured loans have been paid in full, the revolving credit facility will bear interest at Bank One's base rate or the Eurodollar rate plus 2.50%.

     The credit facility provides for revolving loans subject to a borrowing base and a monthly commitment reduction. The initial borrowing base is $74.0 million and the initial monthly commitment reduction amount is $250,000. The monthly commitment reduction commences on October 1, 1999 and continues with a like reduction on the first day of each following month. The borrowing base and the monthly commitment reduction amount may be redetermined by the bank on January 1 and July 1 of each year or at other times requested by First Permian. All outstanding principal under the revolving credit facility is due and payable on July 1, 2002. Interest is payable on the last day of each month. The loan is secured by substantially all of the oil and gas properties First Permian acquired from Fina Oil and Chemical Company. Parallel and Baytech each guaranteed $10.0 million of the loans from Bank One. Our proportionate share of First Permian's long term debt is $16,650,000.

NOTE 4. AFFILIATE SUBORDINATED UNSECURED LOANS

     In addition to the $74.0 million loan from Bank One, First Permian borrowed $8.0 million from Tejon Exploration Company and $8.0 million from Mansefeldt Investment Corporation to help finance the acquisition of oil and gas properties from Fina Oil and Chemical Company. Under terms of an Intercreditor Agreement, dated June 30, 1999, the loans made by Tejon and Mansefeldt are unsecured and subordinate in all respects to the senior loans made by Bank One.

     Each loan requires a principal payment of $2.5 million on December 31, 1999 and $5.5 million on June 30, 2000. Principal payments on the subordinated loans are subject to certain restrictions. Our proportionate share of the subordinated debt is $3.6 million and is reflected on our June 30, 1999 balance sheet as subordinated notes payable.

NOTE 5. PREFERRED STOCK

     We have outstanding 974,500 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $10 per share and has no voting rights, except as required by law.

     We may redeem the preferred stock, in whole or part, after October 20, 1999, for $10 per share plus accrued and unpaid dividends.

NOTE 6: FULL COST CEILING TEST

     We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less related deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices increased sufficiently such that an excess above the ceiling would not have existed if the increased prices were used in the calculations.

     During the fourth quarter of 1998, we recognized a non-cash impairment charge of $15.0 million, or $12.0 million net of tax, related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of the effect of significantly lower oil and natural gas prices on both proved and unproved oil and gas properties. At June 30, 1999, our net book value of oil and gas, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting.

NOTE 7. NET INCOME PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the previously reported fully diluted earnings per share and reflects the assumed conversion of all potentially dilutive securities.

                                                                                                SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                    -----------------------------------
                                                                                          1998                  1999
                                                                                     ------------          ------------

Basic EPS Computation:
     Numerator -
         Net income (loss)                                                            $ 253,438            $ (104,527)
         Preferred stock dividend                                                       (68,000)             (316,713)
                                                                                     ----------            ----------
         Net income (loss)available to common stockholders                              185,438              (421,240)
                                                                                     ==========            ==========
     Denominator -
         Weighted average common shares outstanding                                  18,121,533            18,120,194
                                                                                     ----------            ----------
Basic EPS                                                                                $ .010               $ (.023)
                                                                                     ==========            ==========

Diluted EPS Computation
     Numerator -
         Net income (loss)                                                            $ 253,438            $ (104,527)
         Preferred stock dividends                                                           --              (316,713)
                                                                                     ----------            ----------
         Net income (loss) available to common stockholders                             253,438              (421,240)
                                                                                     ==========            ==========
     Denominator -
         Weighted average common shares outstanding                                  18,121,533            18,120,194
         Employee stock options                                                         595,283                    --
         Warrants                                                                        14,712                    --
         Convertible preferred stock                                                    429,903                    --
                                                                                     ----------            ----------
                                                                                     19,161,431            18,120,194
                                                                                     ----------            ----------
Diluted EPS                                                                              $ .013               $ (.023)
                                                                                     ==========            ==========


     Employee stock options to purchase shares of common stock and convertible preferred stock were outstanding during the six-month period ended June 30, 1999 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of Parallel, (ii) the effect of the assumed conversion of Parallel's preferred stock to common stock would be antidilutive, or (iii) Parallel had a net loss from continuing operations and, therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In addition to historical information contained herein, this Form 10-Q Report contains forward-looking statements subject to various risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors, that could cause or contribute to such differences could include, but are not limited to, those relating to our growth strategy, outstanding indebtedness, changes in interest rates, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, and the general condition of the economy and its effect on the securities market. While we believe our forward-looking statements are based upon reasonable assumptions, there are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by Parallel with the Securities and Exchange Commission.


     The following discussion and analysis should be read in conjunction with our Financial Statements and the related notes.


OVERVIEW

     Our long term business strategy is to increase our reserve base by

     . using  3-D  seismic  and  other  advanced  technologies  to  conduct  our exploratory  activities,
     . acquiring  properties  we believe can be enhanced by developing reserves not previously produced,
     . exploiting our existing producing properties, and . maximizing the present value of our properties by accelerating production of reserves consistent with prudent reservoir management.

     As part of this business strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of West Texas and the Yegua/Frio Gas Trend onshore the Gulf Coast of Texas. Additionally, we have acquired oil and gas producing properties in the Permian Basin of West Texas. Capital utilized to acquire such reserves has been provided primarily by secured bank financing, sales of our equity securities and cash flow from operations.

     Property Acquisitions. Our most recent property acquisition occurred on June 30, 1999. As described in Note 3 to Consolidated Financial Statements, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian which entered into a cash merger with a wholly owned, indirect subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million. Our pro rata share of the book value of the assets acquired through the cash merger is approximately $20.0 million and is reflected in the June 30, 1999 consolidated balance sheet.

     First Permian is owned by Parallel, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation. Baytech, Tejon and Mansefeldt are privately held oil and gas companies. Parallel and Baytech are the managers of First Permian and each owns a 22.5% membership interest. Tejon Exploration and Mansefeldt Investment each own a 27.5% interest in First Permian. If certain conditions are met regarding the prepayment of $16.0 million aggregate principal amount of subordinated unsecured notes made by First Permian and payable to Tejon and Mansefeldt, the proceeds of which were used to help finance the acquisition, Parallel's interest in First Permian could increase to 37.5% for a nominal fee per membership unit.

     The purchase was financed, in part, with the proceeds of a $110.0 million revolving credit facility provided by Bank One, Texas, N.A. to First Permian. The principal amount of the initial loan was $74.0 million. The terms of First Permian's revolving credit facility are discussed in Note 3 to Consolidated Financial Statements. In addition, First Permian also borrowed $8.0 million from Tejon Exploration Company and $8.0 million from Mansefeldt Investment

Corporation to help finance the purchase. The terms of First Permian's subordinated unsecured loans are discussed in Note 4 to Consolidated Corporation to help finance the purchase. The terms of First Permian's subordinated unsecured loans are discussed in Note 4 to Consolidated Financial Statements.

     Operating Performance. Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas production volumes. The world price for oil has overall influence on the prices we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users and proximity of our wells to major transportation pipeline infrastructure and, to a lesser extent, world oil prices. Additional factors influencing our operating performance include production expenses, overhead requirements, and cost of capital.

     Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures included:

         .  cash flow from operations,
         .  sales of our equity securities, and
         .  bank borrowings.

     Because of the sustained deterioration in prices we receive for the oil and gas we produce, the capital normally available to us from our cash flow and bank borrowings has been significantly reduced. In January 1998, we were receiving approximately $17.00 per barrel of oil and $2.70 per Mcf of gas for the oil and gas we produced. Since then, oil prices have been as low as $10.00 per barrel. At January 1, 1999, we were receiving approximately $10.50 per barrel of oil and $2.00 per Mcf of gas.

     For the six months ended June 30, 1999, the average sales price we received for our crude oil production averaged $12.68 per barrel compared with $13.86 per barrel at June 30, 1998 and $12.49 per barrel at December 31, 1998. The average sales price for natural gas during this same period was $1.94 per mcf compared with $2.18 per mcf at June 30, 1998 and $2.04 per mcf at December 31, 1998.

     Primarily because of sustained low oil and gas prices, which adversely affected the value of our proved oil and gas reserves, our available borrowing capacity under our revolving credit facility was reduced from $21,000,000 to $18,815,889. This means we have borrowed all the funds currently available under our revolving credit agreement. We have also reduced our drilling activities during this period of low oil and gas prices. If the prices we receive for oil and gas production continue to improve, increasing cash flow, or if we are successful in raising additional capital, 1999 planned drilling activity may be accelerated.

     Our oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 6 to Consolidated Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized.

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

     Our production and results of operations vary from quarter to quarter. We do not currently anticipate that our production volumes in 1999 will increase significantly compared to our production volumes in the prior year as a result of our drilling activities. However, because we will consolidate our proportionate share of the production volumes from our membership interest in First Permian, we anticipate this will have a material positive effect on our production volumes for the remainder of 1999.

RESULTS OF OPERATIONS

     We acquired our membership interest in First Permian, LLC on June 28, 1999. First Permian had no assets until consummating the cash merger with Fina's subsidiary on June 30, 1999. Accordingly, the results of our operations for the three and six months periods ended June 30, 1999 do not include any proportionate share of the operations of First Permian.

     Because of our ever-changing reserve base and sources of production, year to year or quarter to quarter comparisons of our results of operations can be difficult. This situation is further complicated by significant changes in product mix (oil vs. gas volumes) and related price fluctuations for both oil and gas. For these reasons, the table below compares the results of operations on the basis of equivalent barrels of oil ("EBO") for the period indicated. An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.


                                                            THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                   -------------------------------------       ------------------------
                                                   12-31-98        3-31-99      6-30-99         6-30-98        6-30-99
                                                   --------       ---------     --------       ---------      ---------

Production and prices:

  Oil (Bbls)                                             49,294        44,619       45,908          44,484         45,908
  Natural gas (Mcf)                                     868,131       697,593      749,856         818,631        749,856
  Equivalent barrels of oil(EBO)                        193,982       160,884      170,884         180,923        170,884

  Oil price (per Bbl)                                   $10.36        $12.18        $13.17          $13.64         $13.17
  Gas price (per Mcf)                                   $ 1.59        $ 2.03        $ 1.85          $ 2.26         $ 1.85
  Price per EBO                                         $ 9.77        $12.20        $11.66          $13.56         $11.66

Results of operations per EBO

Oil and gas revenues                                    $ 9.77        $12.20        $11.66          $13.56         $11.66
Costs and expenses:
  Lease operating expense                                 3.31          3.19          3.23            3.39           3.23
  General and administrative                              1.30          1.26          1.29            1.10           1.29
  Depreciation and depletion                             14.73          5.62          5.60            5.88           5.60
    Impairment of oil and
         gas properties                                  76.07           .00           .00             .00            .00
                                                        -------        ------       ------          ------         ------
     Total costs and expenses                            95.41         10.07         10.12           10.37          10.12
                                                        -------        ------       ------          ------         ------
Operating income (loss)                                 (85.64)         2.13          1.54            3.19           1.54

Interest expense, net                                    (1.73)        (2.22)        (2.12)          (1.89)         (2.12)
Other income, net                                         1.49           .03           .03             .18            .03
                                                        -------        ------       ------          ------         ------
Pretax income (loss)                                    (85.88)         (.06)         (.55)           1.48           (.55)
Income tax (expense) benefit                             16.94           .00           .00            (.49)           .00
                                                        -------        ------       ------          ------         ------
Net income (loss)                                      $(68.94)       $ (.06)       $ (.55)         $  .99         $ (.55)
                                                        -------        ------       ------          ------         ------
Income before working
  capital adjustments                                  $  4.92        $ 5.56        $ 5.05          $ 7.36         $ 5.05
                                                        =======        ======       ======          ======         ======


     The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.


                                                                               SIX MONTHS ENDED
                                                                -----------------------------------------------
                                                                   6-30-97           6-30-98          6-30-99
                                                                ------------     -------------     ------------

Production and prices:

   Oil (Bbls)                                                       98,707            87,859            90,527

   Natural gas (Mcf)                                             1,838,800         1,538,536         1,447,449
   Equivalent barrels of oil (EBO)                                 405,174           344,281           331,768

   Oil price (per Bbl)                                              $20.05            $13.86            $12.68
   Gas price (per Mcf)                                              $ 2.56            $ 2.18            $ 1.94

   Price per EBO                                                    $16.52            $13.26            $11.92

Results of operations per EBO

Oil and gas revenues                                                $16.52            $13.26            $11.92
Costs and expenses:
   Lease operating expense                                            3.80              3.40              3.21
   General and administrative                                          .73              1.22              1.28
   Depreciation and depletion                                         4.48              5.79              5.61
                                                                    ------            ------            ------
Total costs and expenses                                              9.01             10.41             10.10
                                                                    ------            ------            ------
Operating income                                                      7.51              2.85              1.82
                                                                    ------            ------            ------

Interest expense, net                                                 (.92)            (1.88)            (2.17)
Other expense                                                          .03               .12               .03
                                                                    ------            ------            ------
Pretax income (loss)                                                  6.62              1.09              (.32)
Income tax expense - deferred                                         2.19               .36               .00
                                                                    ------            ------            ------
     Net income (loss)                                              $ 4.43            $  .73            $ (.32)
                                                                    ======            ======            ======
Net cash flow before working
capital adjustments                                                 $11.10            $ 6.88            $ 5.29
                                                                    ======            ======            ======


The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.



                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                     --------------------------------------      -------------------------
                                                      12-31-98      3-31-99        6-30-99        6-30-98        6-30-99
                                                      --------      --------      --------        --------       --------


Oil and gas revenues                                   100.0%         100.0%       100.0%         100.0%          100.0%
Costs and expenses:
  Production costs                                      33.9           26.1         27.7           25.6            26.9
  General and administrative                            13.3           10.3         11.1            9.2            10.7
  Depreciation, depletion and
     amortization                                      150.8           46.0         48.0           43.7            47.1
  Impairment of oil and gas
     properties                                        778.6             .0           .0             .0              .0
                                                      ------         ------       ------          ------         ------
      Total costs and expenses                         976.6           82.4         86.8           78.5            84.7
                                                      ------         ------       ------          ------         ------
Operating income (loss)                               (876.6)          17.6         13.2           21.5            15.3
                                                      ------         ------       ------          ------         ------
Interest expense, net                                  (17.7)         (18.2)       (18.2)         (14.1)          (18.2)
Other income, net                                       15.3             .2           .2             .9              .3
                                                      ------         ------       ------          ------         ------
Pretax income (loss)                                  (879.0)           (.4)        (4.8)           8.3            (2.6)
Income tax (expense) benefit                           173.4             .0           .0            2.7              .0
                                                      ------         ------       ------          ------         ------
Net income (loss)                                     (705.6)%          (.4)%       (4.8)%          5.6%           (2.6)%
                                                      ======         ======       ======          ======         ======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999:

     Oil and Gas Revenues. Oil and gas revenues decreased $461,413, or 19%, to $1,991,727 for the three months ended June 30, 1999, from $2,453,140 for the same period of 1998. The decrease was primarily the result of a 14% decrease in the average sales price per EBO. We received $11.66 per EBO in the three months ended June 30, 1999 compared with $13.56 per EBO for the same period of 1998. In addition, oil and gas production decreased 10,039 EBO, or 6%. Approximately 75% of the decrease in revenues was attributable to the decrease in the average sales price and approximately 25% of the decrease was attributable to a decrease in oil and gas production volumes. Oil and gas production declined primarily as a result of decreased drilling activity.

     Production Costs. Production costs decreased $61,911, or 10%, to $551,142 during the second three months of 1999, compared with $613,053 for the same period of 1998. Average production costs per EBO decreased 5%, to $3.23 for the second three months in 1999 compared to $3.39 for the same period in 1998, primarily a result of adding lower cost oil and gas production.

     General and Administrative Expenses. General and administrative expenses increased by $21,794 or 11%, to $220,911 for the second three months of 1999, from $199,117 for the same period of 1998. The increase was primarily due to accounting adjustments made in the prior year. General and administrative expenses were $1.29 per EBO in the second three months of 1999 compared to $1.10 per EBO in the second three months of 1998. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $106,508, or 10%, to $956,958 for the second three months of 1999 compared with $1,063,466 for the same period of 1998. As a percentage of revenues, the DD&A rate increased by 11% when compared with the prior year three months, a result of decreased production volumes, a decrease in the average sales price per EBO we received and a decrease in the DD&A rate per EBO. The DD&A rate per EBO decreased to $5.60 for the three months ended June 30, 1999 compared with $5.88 per EBO for the second three months of 1998. The decrease in the DD&A rate per EBO is attributable to a revision in our proven reserve estimates, primarily the result of lower oil and gas prices in effect at December 31, 1998 compared with prices in effect at December 31, 1997, and a non-cash impairment charge incurred in the fourth quarter of 1998 that reduced our full cost pool.

     Historically, we have reviewed our estimates of proven reserve quantities on an annual basis. However, due to the current uncertainty of oil and gas prices, we conduct internal reviews of our estimated proven reserves on a more frequent basis and make necessary adjustment to our DD&A rate accordingly. We believe periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments.

     Net Interest Expense. Net interest expense increased $20,940, or 6%, to $362,362 for the three months ended June 30, 1999 compared with $341,422 for the same period of 1998, due principally to borrowings against our revolving line of credit during 1998, when substantially lower oil and gas prices adversely affected cash flow.

     Net Income and Operating Cash Flow. Net income decreased $274,857, or 152%, to $(94,244) for the three months ended June 30, 1999, compared to $180,613 for the three months ended June 30, 1998. Operating cash flow decreased $470,191, or 35%, to $862,714 for the three months ended June 30, 1999 compared to $1,332,905 for the three months ended June 30, 1998. The decrease in net income and operating cash flow resulted from a 19% decrease in oil and gas revenues and a 10% increase in interest expense. These increases were partially offset by a 10% decrease in production costs and a 10% decrease in DD&A.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999:

     Oil and Gas Revenues. Oil and gas revenues decreased $610,887, or 13%, to $3,954,816 for the six months ended June 30, 1999, from $4,565,703 for the same period of 1998. The decrease was primarily the result of a 10% decrease in the average sales price per EBO. Parallel received $11.92 per EBO in the six months ended June 30, 1999 compared with $13.26 per EBO for the same period of 1998. In addition, oil and gas production decreased 12,513 EBO, or 4%. Approximately 76% of the decrease in revenues was attributable to the decrease in the average sales price and approximately 24% of the decrease was attributable to a decrease in oil and gas production volumes.

     Production Costs. Production costs decreased $105,727, or 9%, to $1,064,964 during the first six months of 1999, compared with $1,170,691 for the same period of 1998. Average production costs per EBO decreased 6%, to $3.21 for the first six months in 1999 compared to $3.40 for the same period in 1998, primarily a result of adding lower cost oil and gas production.

     General and Administrative Expenses. General and administrative expenses increased by $4,643, or 1%, to $424,148 for the first six months of 1999, from $419,505 for the same period of 1998. General and administrative expenses were $1.28 per EBO in the first six months of 1999 compared to $1.22 per EBO in the first six months of 1998. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $133,489, or 7%, to $1,860,794 for the first six months of 1999 compared with $1,994,283 for the same period of 1998. As a percentage of revenues, the DD&A rate increased by 3% when compared with the prior year six months, a result of decreased production volumes, a decrease in the average sales price per EBO received by Parallel and a decrease in the DD&A rate per EBO. The DD&A rate per EBO decreased to $5.61 for the six months ended June 30, 1999 compared with $5.79 per EBO for the first six months of 1998. The decrease in the DD&A rate per EBO is attributable to a revision in our proven reserve estimates, primarily the result of lower oil and gas prices in effect at December 31, 1998 compared with prices in effect at December 31, 1997, and a non-cash impairment charge incurred in the fourth quarter of 1998 that reduced our full cost pool.

     Net Interest Expense. Net interest expense increased $74,532, or 11%, to $720,157 for the six months ended June 30, 1999 compared with $645,625 for the same period of 1998; due principally to borrowings against our revolving line of credit during 1998, when substantially lower oil and gas prices adversely affected cash flow.

     Net Income and Operating Cash Flow. Net income decreased $357,965 or 141%, to $(104,527) for the six months ended June 30, 1999, compared to $253,438 for the six months ended June 30, 1998. Operating cash flow decreased $616,149, or 26%, to $1,756,267 for the six months ended June 30, 1999 compared to $2,372,416 for the six months ended June 30, 1998. The decrease in net income and operating cash flow resulted from a 13% decrease in oil and gas revenues, and a 16% increase in interest expense. These increases were partially offset by a 9% decrease in production costs and a 3% decrease in DD&A.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash flow is highly dependent on oil and gas prices. Decreases in the market price of oil and gas have reduced cash flow and also resulted in the reduction of our borrowing base under our bank credit facility. These factors have decreased the funds available to us for capital expenditures.

     As described in Note 3 to Consolidated Financial Statements, we acquired a 22.5% membership interest in First Permian, LLC. On June 30, 1999, First Permian acquired by cash merger a subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary consist of oil and gas properties and related assets in the Permian Basin of west Texas. We have elected to report our interest in this entity using the proportional consolidated method of accounting. As a result, our working capital decreased as of June 30, 1999 compared with December 31, 1998. Current liabilities exceeded current assets by $3,261,001 at June 30, 1999 compared with working capital of $128,813 at December 31, 1998. Current liabilities increased primarily because of the consolidation of our proportionate share of the liabilities of First Permian, which reflects the current portion of First Permian's long term debt of $506,250 and subordinated notes payable of $3,600,000. An increase of $653,336 in cash and an increase in prepaid expenses of $37,679 partially offset the increase in current liabilities.

     We incurred net property costs of $21,760,536 for the six months ended June 30, 1999. Of this amount, $19,982,856 was associated with our proportionate interest in First Permian. Funding of such amount was provided by borrowings discussed in Notes 3 and 4 to Consolidated Financial Statements. The remaining amount, $1,777,680, was expended on Parallel's 3-D seismic interpretation, leasehold costs and drilling and completion activities. These activities were financed by the utilization of our cash provided by operations, proceeds from the sale of certain properties and cash provided by credit lines.

     At the present time, our cash flow from operations is adequate to meet normal operating expenses, the interest expense under our credit facility and preferred stock dividends. However, during a period of sustained price downturns, we reduced exploration activities to match internally generated cash flows. Therefore, without additional capital or an increase in our credit facility borrowing base, our capital expenditure budget for the remainder of 1999 remains highly dependent on future oil and gas prices. If the prices we receive for oil and gas production continue to improve, increasing cash flow, or if we are successful in raising additional capital, 1999 planned drilling activity may be accelerated.

TRENDS AND PRICES

     Industry conditions deteriorated significantly during 1998 and the first three months of 1999 as a result of declining oil prices and weakening gas prices. While prices recovered somewhat during the second quarter of 1999, prices for the first six months of 1999 are significantly lower than the comparable period in 1998. There is substantial uncertainty regarding future oil and gas prices and there can be no assurance that oil and gas prices will not decline in the future.

     Our revenues, cash flows and borrowing capacity are affected by changes in oil and gas prices. The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, and seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of such other factors on the prices we receive for oil and gas.

     Historically, we have not entered into transactions to hedge against changes in oil and gas prices. However, effective July 1, 1999, a portion of the future crude oil production associated with our membership interest in First Permian was hedged against price risks through the use of swap contracts. The gains and losses on these instruments will be included as an adjustment to oil and gas revenues. See "Item 3 - Quantitative and Qualitative Disclosures about Market Risk" for a description of our hedging activities.

 INFORMATION SYSTEMS FOR THE YEAR 2000

     We place a high priority on resolving the computer or embedded chip problems related to the Year 2000 that might cause operational disruptions. Our Year 2000 project addresses the inability of computer software; hardware or equipment with embedded microprocessors that are time sensitive to process correctly dates data beginning on January 1, 2000. This problem results from computer programs using two digits rather than four to define an applicable year.

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

     Many systems owned or controlled by third parties that we are dependent upon, including non-information technology systems, may or may not be Year 2000 compliant. Written inquiries have been sent to these third parties, but most of this technology is outside of our control and it is difficult to assess or remedy any non-compliance that could adversely affect our ability to conduct business.

     In December 1998, letters were mailed to significant vendors, service providers and business partners to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or provided by such entities are Year 2000 compliant. Written assurances have been obtained from our bank lender, our major purchasers of production, with the exception of one, and our accounting software provider indicating that they are or will be Y2K compliant by the end of the year. Efforts are being made to locate the Y2K coordinator of the one purchaser to determine their Y2K compliance. We are mindful that our own level of readiness is partially dependent on the ability of these and other third parties to be fully compliant. The failure of third parties to be Y2K compliant creates likelihood that we will also experience Y2K interruptions through a "ripple effect" stemming from external forces.

     The remedial phase of the project is also at varying stages of completion. The remedial phase includes the upgrade and/or replacement of software applications and hardware systems. Most of the software providers for Parallel's personal computers have confirmed their readiness for the Year 2000 or have provided updates to correct most identified Year 2000 problems. Testing of our local area network and a check for embedded systems have been completed. Minor corrections to the local computers have been identified and will be corrected by September 30, 1999.

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


                                                             Phase
--------------------------------------------------------------------------------------------------------------------
         Component                          Inventory                  Assessment                Remediation
--------------------------------------------------------------------------------------------------------------------

Business Partners                       January 31, 1999               August 31, 1999           September 15, 1999
Software                                April 30, 1999                 May 31, 1999              Completed
Hardware                                April 30, 1999                 September 15,1999         September 30, 1999
Embedded Systems                        April 30, 1999                 May 31, 1999              Completed


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

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations that could materially and adversely affect Parallel's operations, liquidity and financial condition. Because of the uncertainty surrounding Year 2000 issues, primarily those associated with third party suppliers and material business partners; we are unable to determine at this time whether Year 2000 failures will have a material impact on its operations. However, the project is expected to reduce the risk of Year 2000 issues significantly, particularly regarding the compliance and readiness of our material vendors, suppliers and business partners. We believe that the timely completion of this project will reduce the possibility of significant interruptions of normal business operations.

     This is a flexible plan that will change to address additional Y2K issues as new problems are identified. As a result, any time and costs estimates and the assessment of risks associated with Y2K issues are subject to revision as needed to meet our goal to be Y2K compliant.


ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable.

     Effective July 1, 1999, a portion of the future crude oil production associated with our membership interest in First Permian was hedged against price risks through the use of swap contracts. Settlements of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing NYMEX price and are reported as a component of oil and gas revenues and operating cash flows in the period realized. There were no gains or losses at June 30, 1999.

     While the use of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. These hedging activities will be conducted with major financial or commodities trading institutions that management believes entail acceptable levels of market and credit risks.

     The following table sets forth our pro rata share of First Permian's outstanding oil hedge contracts, which were effective at July 1, 1999. At June 30, 1999, we did not have any hedging contracts in place.



Type                         Volume/Month                     Term              Price            Commodity
----                         ------------                     ----              -----            ---------
Swap                         22,700 barrels             7/1/99 - 12/31/99       $19.02           WTI NYMEX
Swap                         21,600 barrels             1/1/00 - 12/31/00       $18.07           WTI NYMEX
Swap                         20,475 barrels             1/1/01 - 6/30/01        $17.70           WTI NYMEX
Commodity Swap               11,250 barrels             8/1/99 - 12/31/99       $1.28            Differential between
                                                                                                 Platts WTI /Platts WTS
Commodity Swap               11,250 barrels             8/1/99 - 12/31/99       $1.24            Differential between
                                                                                                 Platts WTI /Platts WTS


     Our only financial instrument sensitive to changes in interest rates is bank debt. Our annual interest costs in 1999 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The following table shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates for the secured revolving facility were determined using weighted average interest paid and accrued in December 1998. Weighted average interest rates for the non-recourse affiliate debt were determined using the interest rate in effect on June 30, 1999, the date of the Fina property acquisition.

                                                                                                                        Fair
                           Value                                 1999       2000       2001       2002       Total      Value
------------------------------------------------------------- ----------- ---------- ---------- ---------- ---------- ----------
                                                                              (in 000's, except interest rates)

Variable rate debt
     Revolving Facility (secured)                                 -           -        $18,036      -        $18,036  $18,036
              Average interest rate                             7.50%       7.50%        7.50%
      Non-recourse affiliate debt                                 -         $506          $675  $15,469      $16,650  $16,650
              Average interest rate                             9.25%       9.25%        9.25%



                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Parallel's annual meeting of stockholders was held on June 23, 1999. At the meeting, the following persons were elected to serve as Directors of Parallel for a term of one year expiring in 2000 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Ernest R. Duke, (3) Myrle Greathouse, (4) Larry C. Oldham and (5) Charles R. Pannill. Set forth below is a tabulation of votes with respect to each nominee for Director:


            NAME                        VOTES CAST FOR         VOTES WITHHELD     BROKER NON-VOTES
            ----                        --------------         --------------     ---------------

     Thomas R. Cambridge                   13,717,018              67,580                    --
     Ernest R. Duke                        13,712,048              72,550                    --
     Myrle Greathouse                      13,715,948              68,650                    --
     Larry C. Oldham                       13,634,625             149,973                    --
     Charles R. Pannill                    13,710,248              74,350                    --



     In addition to electing Directors, our stockholders voted upon and ratified the issuance and sale of up to 5,000,000 shares of common stock in privately negotiated transactions. Set forth below is a tabulation of votes with respect to the proposal for the issuance and sale of up to 5,000,000 shares of common stock:


              VOTES CAST FOR            VOTES CAST AGAINST        ABSTENTIONS         BROKER NON-VOTES
              --------------            ------------------        -----------         ----------------

                 7,625,906                  757,136                   44,224              5,357,332

     In addition to electing Directors, the stockholders also voted upon and ratified the appointment of KPMG LLP to serve as our independent public accountants for 1999. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of Parallel's independent public accountants:


          VOTES CAST FOR            VOTES CAST AGAINST            ABSTENTIONS             BROKER NON-VOTES
          --------------            ------------------            -----------             ----------------


             13,742,218                   22,380                   20,000                     --

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

10.1 Certificate of Formation of First Permian, L.L.C., dated June 24, 1999 (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

10.2 Limited Liability Company Agreement of First Permian, L.L.C., dated June 25, 1999 (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

10.3 Merger Agreement, dated June 25, 1999 (Incorporated by reference to Exhibit
     10.3 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

10.4 Agreement and Plan of merger, dated June 30, 1999, of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

10.5 Certificate of Merger of First Permian L.L.C. and Nash Oil Company, dated June 30, 1999 (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

10.6 Credit Agreement, dated June 30, 1999, among First Permian, L.L.C., as Borrower, and Parallel Petroleum Corporation and Baytech, Inc. as Guarantors and Bank One, Texas, N.A. and the Institutions named Herein as Banks and Bank One, Texas, N.A., as Agent (Incorporated by reference to
     Exhibit 10.6 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

10.7 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas N.A. (Incorporated by reference to Exhibit 10.7 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

10.8 Intercreditor Agreement, dated as of June 30, 1999, among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company and Mansefeldt Investment Corporation. (Incorporated by reference to Exhibit 10.8 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

10.9 Subordinated Promissory Note, dated June 30, 1999, among First Permian, L.L.C. and Tejon Exploration Company (Incorporated by reference to Exhibit
     10.9 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

10.10Subordinated  Promissory  Note,  dated June 30, 1999,  among First Permian,
     L.L.C.  and Mansefeldt  Investment  Company  (Incorporated  by reference to
     Exhibit 10.10 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

*27  Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended June 30, 1999. On July 15, 1999, We filed a report on Form 8-K to report the formation of First Permian, LLC and First Permian's acquisition of oil and gas properties from Fina Oil and Chemical Company.


-----------------------
* Filed herewith.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PARALLEL PETROLEUM CORPORATION


                                          BY:  /s/ THOMAS R. CAMBRIDGE
Date:   August 16, 1999                   ------------------------------------
                                          Thomas R. Cambridge
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer



Date:   August 16, 1999                   BY:  /s/ LARRY C. OLDHAM
                                          ------------------------------------
                                          Larry C. Oldham,
                                          President(Principal Financial Officer)