Form 10-Q
period 1999-09-30
PARALLEL PETROLEUM CORP /DE/
filed 1999-11-15
CIK 750561

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C. 20549

                              FORM 10-Q

                    ----------------------------
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1999 or

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

                 Yes  'X'                        No

     At November 1, 1999, there were 18,331,858 shares of the Registrant's Common Stock, $0.01 par value, outstanding.


================================================================================

                               INDEX



                   PART I. - FINANCIAL INFORMATION
                                                                    Page No.
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

     Reference is made to the succeeding pages for the following financial statements:

     - Consolidated Balance Sheet as of December 31, 1998 and
       September 30, 1999 (unaudited)                                  3

    -  Unaudited Consolidated Statements of Operations
       for the three months ended September 30, 1998 and 1999
       and nine months ended  September 30, 1998 and 1999              5

    -  Unaudited Consolidated Statements of Cash Flows for
       the nine months ended September 30, 1998 and 1999               6

    - Notes to Consolidated Financial Statements                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                     12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    21



                    PART II. - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              22

                   PARALLEL PETROLEUM CORPORATION

                      CONSOLIDATED BALANCE SHEETS



                                                December 31, September 30, 1999
ASSETS                                               1998*       (Unaudited)
-------------                                   ------------  -----------------

Current assets:
 Cash and cash equivalents                          $ 1,178,819  $ 1,175,419
 Accounts receivable:
   Oil and gas                                        1,432,659    2,002,115
   Others, net of allowance for doubtful accounts
      of $71,358 in 1998 and 1999                       247,740      587,989
   Affiliate                                             11,844          608
                                                   ------------ ------------
                                                      1,692,243    2,590,712
 Other assets                                            61,504       22,248
 Assets held for sale (Note 2)                                     3,825,000
                                                   ------------ ------------
   Total current assets                               2,932,566    7,613,379
                                                   ------------ ------------
Property and equipment, at cost:
 Oil and gas properties, full cost method            65,565,466   84,281,470
 Other                                                  287,586      316,821
                                                   ------------ ------------
                                                     65,853,052   84,598,291
 Less accumulated depreciation and depletion         22,279,355   25,208,704
                                                   ------------ ------------
   Net property and equipment                        43,573,697   59,389,587
                                                   ------------ ------------
Other assets, net of accumulated amortization of
   $86,917 in 1998 and $117,623 in 1999                  58,519      345,356
                                                   ------------ ------------
                                                   $ 46,564,782 $ 67,348,322
                                                   ============ ============

                   PARALLEL PETROLEUM CORPORATION

                      CONSOLIDATED BALANCE SHEETS
                              (Continued)



                                                December 31,  September 30, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY                1998*        (Unaudited)
------------------------------------            ----------    ------------------

Current liabilities:
 Accounts payable and accrued liabilities:
   Current portion of affiliate's long-term
     debt (Note 5)                                 $         --    $ 675,000
    Subordinated notes payable (Note 6)                      --    3,600,000
   Trade                                              2,803,539    2,359,833
   Affiliate                                                214        1,242
   Preferred stock dividend                                  --      170,537
                                                   ------------ ------------
   Total current liabilities                          2,803,753    6,806,612
                                                   ------------ ------------
  Long-term debt:
   Bank credit facility (Note 5)                     18,035,889   18,815,889
   Proportionate share of affiliate's long-
     term debt, net of current portion(Note 5)               --   15,975,000
                                                   ------------ ------------
   Total long-term debt                              18,035,889   34,790,889

 Deferred income taxes                                       --           --

Stockholders' equity:

  Preferred stock   6% convertible preferred stock
   par value $.10 per share(aggregate liquidation
   preference of $10) authorized 10,000,000 shares,
   issued and outstanding 974,500 in 1998 and 1999       97,450       97,450
 Common stock - par value $.01 per share, authorized
   60,000,000 shares, issued and outstanding
   18,306,858 in 1998 and 18,331,858 in 1999            183,069      183,319
  Additional paid-in surplus                         32,341,971   31,896,022
 Retained deficit                                    (6,897,350)  (6,425,970)

                                                   ------------ ------------
   Total stockholders' equity                        25,725,140   25,750,821

Contingencies
                                                   ------------ ------------
                                                   $ 46,564,782 $ 67,348,322
                                                   ============ ============



*The balance sheet as of December 31, 1998 has been derived from Parallel's audited financial statements. The accompanying notes are an integral part of these financial statements.

                    PARALLEL PETROLEUM CORPORATION

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)


                                         Three Months Ended    Nine months Ended
                                            September 30,         September 30,
                                         ---------------------- ----------------------
                                             1998        1999      1998        1999
                                       ----------   ---------   ----------  ----------



Oil and gas revenues                  $2,540,809    $3,792,755  $7,106,512  $7,747,572
                                      ----------    ----------  ----------  ----------
Cost and expenses:
  Lease operating expense                622,205     1,065,158   1,792,895   2,130,123
  General and administrative             227,865       301,761     647,371     725,908
  Depreciation, depletion
     and amortization                  1,114,438     1,067,700   3,108,721   2,928,494
                                      ----------    ----------  ----------  ----------
                                       1,964,508     2,434,619   5,548,987   5,784,525
                                      ----------    ----------  ----------  ----------
          Operating income               576,301     1,358,136   1,557,525   1,963,047
                                      ----------    ----------  ----------  ----------
Other income (expense), net:
   Interest income                           403        10,761         873      37,732
   Other income                            8,226       116,621      59,337     129,850
   Interest expense                     (396,682)     (883,321) (1,042,777) (1,630,449)
   Other expense                          (2,687)      (26,290)    (11,264)    (28,800)
                                      ----------    ----------  ----------  ----------
          Total other expense, net      (390,740)     (782,229)   (993,831) (1,491,667)
                                      ----------    ----------  ----------  ----------
Income before income taxes               185,561       575,907     563,694     471,380

Income tax expense   deferred             61,269            --     185,964          --
                                      ----------    ----------  ----------  ----------
Net income                            $  124,292    $  575,907  $  377,730  $  471,380
                                      ==========    ==========  ==========  ==========
Cumulative preferred stock dividend   $   90,000    $  146,175  $  173,000  $  462,887
                                      ==========    ==========  ==========  ==========
    Net income available
      to common stockholders          $   34,292    $  429,732  $  204,730  $    8,493
                                      ==========    ==========  ==========  ==========
Net income per common share
    Basic                             $     .002    $     .023  $     .011  $    .0005
                                      ==========    ==========  ==========  ==========
    Diluted                           $     .002    $     .023  $     .011  $    .0005
                                      ==========    ==========  ==========  ==========
Weighted average common shares
    Outstanding - basic               18,381,967    18,331,858  18,207,852  18,329,759
                                      ==========    ==========  ==========  ==========
    Outstanding - diluted             18,756,045    18,505,647  18,751,500  18,468,642
                                      ==========    ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                    PARALLEL PETROLEUM CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)

                    Nine months Ended September 30,




                                                        1998        1999
                                                    ----------   ----------

Cash flows from operating activities:

   Net income                                        $ 377,730       $ 471,380
   Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
        Depreciation, depletion and amortization     3,108,721       2,928,494
        Incomes taxes                                  185,964              --
   Other, net                                           (4,531)       (286,837)

   Changes in assets and liabilities:
     Decrease (increase) in trade receivables           16,622        (898,469)
     (Increase) decrease in prepaid expenses and other (61,201)         39,256
     Increase (decrease) in accounts payable and accrued
        liabilities                                    612,545        (272,141)
     Increase in current portion of affiliate
        long-term debt                                      --         675,000
     Increase in subordinated notes payable                 --       3,600,000
                                                   -----------     -----------
     Net cash provided by operating activities       4,235,850       6,256,683
                                                   -----------     -----------
Cash flows from investing activities:

     Additions to property and equipment           (17,353,375)    (23,004,615)
     Proceeds from disposition of property
        and equipment                                  883,144         435,231
                                                   -----------     -----------
     Net cash used in investing activities         (16,470,231)    (22,569,384)
                                                   -----------     -----------
Cash flows from financing activities:

     Proceeds from the issuance of long-term debt   14,307,390      16,755,000
     Payment of long-term debt                      (8,584,000)             --
     Proceeds from exercise of options and warrants     70,625          17,188
     Stock offering costs                              (80,851)             --
     Proceeds from common stock issuance                    --              --
     Proceeds from preferred stock issuance          6,000,000              --
     Payment of preferred stock dividend               (68,000)       (462,887)
                                                   -----------     -----------
     Net cash provided by financing activities      11,645,164      16,309,301
                                                   -----------     -----------
     Net increase (decrease) in cash
        and cash equivalents                          (589,217)         (3,400)
Beginning cash and cash equivalents                    597,149       1,178,819
                                                   -----------     -----------
Ending cash and cash equivalents                   $     7,932     $ 1,175,419
                                                   ===========     ===========
Non-cash financing activities:
   Accrued preferred stock dividend                $        --     $   170,537
                                                   ===========     ===========


The accompanying notes are an integral part of these financials.

                    PARALLEL PETROLEUM CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

     Parallel's proportionate share of the assets, liabilities, revenues and expenses of an affiliated limited liability company are included in the accompanying consolidated financial statements. On June 25, 1999, we acquired a 22.5% interest in First Permian, LLC, a Delaware limited liability company. Subsequently, on June 30, 1999, First Permian merged with a wholly owned subsidiary of Fina Oil and Chemical Company. The assets acquired by First Permian in the merger consisted primarily of producing oil and gas properties in the Permian Basin of west Texas. The transaction was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated financial statements before July 1, 1999 do not include any revenues or expenses associated with our 22.5% interest in First Permian. See Note 3 to Consolidated Financial Statements.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes included in Parallel's 1998 Annual Report and 1998 Form 10-K.

NOTE 2. ASSETS HELD FOR SALE

     In the normal course of business, we review opportunities for the possible sale of certain non-core oil and gas properties. If the bids or offers submitted are acceptable and consistent with our growth strategy, we may elect to sell the property to raise additional capital. Likewise, we review opportunities for the possible acquisition of oil and gas reserves. When possible acquisition opportunities are consistent with our growth strategy, we may submit bids or offers in amounts and with terms consistent with our growth strategy. Such acquisitions would require additional financing.

     Because of the protracted period of low prices and the resultant negative effect on cash flows and our line of credit, a part of our longer term business strategy is to sell certain non-core assets, which may include producing oil and gas properties, undeveloped leasehold acreage and other assets, to raise additional capital and reduce debt. Accordingly, we have classified the basis in these assets as assets held for sale within the balance sheet.

NOTE 3. RECENT EVENTS

     On November 12, 1999, we terminated the offering period for a private placement of 2,000,000 shares of common stock. Stock Purchase Agreements covering a total of 2,000,000 shares were received from 22 accredited investors and eight unaccredited investors. The offering price of the stock was $1.60 per share. After deducting estimated expenses in the amount of $27,000 payable by us and sales commissions in the amount of $26,000 payable to Netherland Securities, Inc. and $4,000 payable to Everen Securities, Inc., net proceeds are estimated to be $3,143,000, of which approximately $1,500,000 million will be used to reduce bank debt and the remaining amount will be used to fund capital expenditures and for general corporate purposes. Upon issuance of the 2,000,000 shares of common stock, we will have 20,338,858 shares of common stock outstanding. The private placement was made in reliance on the exemptions from registration under the Securities Act of 1933 pursuant to Section 4 (2) and Rule 506 of Regulation D under the Securities Act.

     On June 30, 1999, First Permian, LLC and a wholly owned subsidiary of Fina Oil and Chemical Company consummated a cash merger. First Permian was the surviving entity. The transaction was accounted for as a purchase. The assets acquired consisted primarily of producing oil and gas properties located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina cash in the aggregate amount of approximately $92.0 million.

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

     The purchase was financed, in part, with the proceeds of the revolving credit facility provided by Bank One, Texas, N.A. to First Permian. On June 30, 1999, Parallel and Baytech entered into a credit agreement with Bank One, Texas, N.A. providing for a $110.0 million revolving credit facility. The principal amount of the initial loan from Bank One was $74.0 million. Parallel's obligation is limited to a guaranty of $10.0 million of the bank borrowings. See
Note 5 to Consolidated Financial Statements for further discussion of the credit facility.

     Additional financing for the cash merger was obtained through subordinated debt borrowings, which included an $8.0 million loan from Tejon Exploration Company and an additional $8.0 million loan from Mansefeldt Investment. The terms of the subordinated debt and the effect on Parallel's balance sheet are discussed in Note 6 to Consolidated Financial Statements.

NOTE 4. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Although Parallel has not entered into any derivative instruments or hedging arrangements, First Permian uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. Effective July 1, 1999, a portion of the future crude oil production associated with our proportionate interest in First Permian was hedged against price risks through the use of swap contracts. Settlements on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing NYMEX price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

     Effective August 6, 1999, approximately 54% of the long term debt associated with our proportionate share in First Permian was hedged against the impact of interest rate changes through an interest rate swap agreement. The principal amount of the swap agreement is $40 million, or $9 million net to our interest. The agreement terminates on July 1, 2002. The terms of the agreement provide for quarterly payments either to or from First Permian, determined by whether the quarterly London Interbank Offered Rate (LIBOR) in effect at the beginning of each quarterly calculation period is greater or less than 6.52%. The calculation periods begin on the first day of each January, April, July and October of each year during the term of the agreement, commencing on October 1, 1999. If, on the date of the beginning of the calculation period, the monthly LIBOR exceeds 6.52%, Bank One, Texas, N.A. (the Lendor) will owe First Permian the quarterly amount of the excess rate applied to $40 million. Alternatively, if the monthly LIBOR rate on the applicable monthly date is less than 6.52%, First Permian will owe the Lender. The swap agreement is accounted for as a hedge, with the amount which is either due to or from First Permian recorded as a reduction or increase in interest expense.

NOTE 5. LONG TERM DEBT

     Our long term debt at September 30, 1999 consisted of the following:

     Revolving  credit  facility note payable to bank at the bank's
       base lending rate plus .25% (8.5% at September 30, 1999)      $18,815,889

     Affiliate debt: Parallel's proportionate share (22.5%) of
       the First Permian, LLC revolving credit facility note
       payable to bank at bank's base lending rate
       plus 1.5% (9.75% at September 30, 1999)                        16,650,000
                                                                     -----------
                                                                     $35,465,889
       Less: Parallel's proportionate share of current
         maturities of affiliate debt                                    675,000
                                                                     -----------
       Total long term debt                                          $34,790,889
                                                                     ===========

       Scheduled maturities of Parallel's debt and our proportionate share of affiliate's debt at September 30, 1999 are as follows:

             2000                                         $     675,000
             2001                                            19,490,889
             2002                                            15,300,000
                                                          -------------
                                                          $  35,465,889
                                                          =============

     Revolving Credit Facility. At September 30, 1999, Parallel was a party to a loan agreement with Bank One, Texas, N.A. which provides for a revolving credit facility (the "Revolving Facility") under which we may borrow up to the lesser of $30,000,000 or the "borrowing base" then in effect. The borrowing base in effect at September 30, 1999 was $18,815,889. The borrowing base was subject to reduction by a monthly commitment reduction of $380,000. However, effective March 23, 1999, the monthly commitment reduction was suspended by the bank until May 1, 1999 at which time the borrowing base and monthly commitment reduction were scheduled for redetermination. The loan agreement provides for a redetermination of the borrowing base and monthly commitment reduction every six months on April 1 and October 1 of each year or at such other times as the bank elects. As of the date of this Form 10-Q Report, we had not received from the bank the redetermined borrowing base or monthly reduction amount. At September 30, 1999, we had borrowed all the funds currently available under the Revolving Facility. All indebtedness under the Revolving Facility matures July 1, 2001. The loan is secured by substantially all of our oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

     The unpaid principal balance of the Revolving Facility bears interest at our election at a rate equal to (i) the bank's base lending rate plus .25% or
(ii) the bank's Eurodollar rate plus a margin of 2.5%. Interest under the Revolving Facility is due and payable monthly. At September 30, 1999, the interest rate was the bank's base rate plus .25% or 8.5%.

     The loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, (3) prohibiting payment of dividends on common stock, and (4) prohibiting the payment of dividends on preferred stock when an event of default under the loan agreement is in existence.

     Long Term Debt of Affiliate. On June 30, 1999, Parallel, Baytech and First Permian entered into a credit agreement, dated as of June 30, 1999, with Bank One, Texas, N.A. that established a $110.0 million revolving credit facility to finance, in part, the merger of a subsidiary of Fina Oil and Chemical Company with and into First Permian. The principal amount of the initial loan from Bank One was $74.0 million. Under terms of the credit agreement, as restated on August 16, 1999, the principal amount outstanding under the revolving credit facility bears interest, at First Permian's election, at Bank One's base rate plus 1.50% or the Eurodollar rate plus 3.25% until such time that subordinated debt in the principal amount of $16.0 million has been paid in full. When these subordinated unsecured loans have been paid in full, amounts outstanding under the revolving credit facility will bear interest at Bank One's base rate plus a margin ranging from .25% to .75%, depending upon the principal amount then outstanding, or the Eurodollar rate plus a margin ranging from 2.00% to 2.50%, depending upon the principal amount then outstanding.

     The credit facility provides for revolving loans subject to a borrowing base and a monthly commitment reduction. The initial borrowing base is $74.0 million and the initial monthly commitment reduction amount is $250,000. The monthly commitment reduction commenced on October 1, 1999 and continues with a like reduction on the first day of each following month. The borrowing base and the monthly commitment reduction amount may be redetermined by the bank on January 1 and July 1 of each year or at other times requested by First Permian. All outstanding principal under the revolving credit facility is due and payable on July 1, 2002. Interest is payable on the last day of each month. The loan is secured by substantially all of the oil and gas properties First Permian acquired from Fina Oil and Chemical Company. Parallel and Baytech each guaranteed $10.0 million of the loans from Bank One. Our proportionate share of First Permian's long term debt is $16,650,000.
OTE 6. AFFILIATE SUBORDINATED UNSECURED LOANS

NOTE 6. AFFILIATE SUBORDINATED UNSECURED LOANS

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

     Each subordinated loan requires a principal payment of $2.5 million on December 31, 1999 and $5.5 million on September 30, 2000. Principal payments on the subordinated loans can only be made with proceeds from the issuance of First Permian's equity securities; advances under First Permian's revolving credit facility (if the borrowing base is greater than $74.0 million); proceeds from the sale of First Permian's assets with the prior consent of Bank One; and any other source of payment with Bank One's prior consent. Our proportionate share of the subordinated debt is $3.6 million and is reflected in our September 30, 1999 consolidated balance sheet as subordinated notes payable.

NOTE 7. PREFERRED STOCK

     We have outstanding 974,500 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. We may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends.

NOTE 8. FULL COST CEILING TEST

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

     During the fourth quarter of 1998, we recognized a non-cash impairment charge of $15.0 million, or $12.0 million net of tax, related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of the effect of significantly lower oil and natural gas prices on both proved and unproved oil and gas properties. At September 30, 1999, our net book value of oil and gas, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting.

NOTE 9. NET INCOME PER COMMON SHARE

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


                                                      Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                     1998       1999           1998             1999
                                                  ---------- ----------      ----------       ----------

Basic EPS Computation:
     Numerator
     Net income                                   $  124,292  $  575,907     $  377,730        $  471,380
     Preferred stock dividends                       (90,000)   (146,175)      (173,000)         (462,887)
                                                  ----------  ----------     ----------        ----------
     Net income available to common Stockholders      34,292     429,732        204,730             8,493
                                                  ==========  ==========     ==========        ==========
   Denominator -
     Weighted average common shares outstanding   18,381,967  18,331,858     18,207,852        18,329,759
                                                  ----------  ----------     ----------        ----------
Basic EPS                                         $    0.002  $     .023     $ 0.011           $    .0005
                                                  ==========  ==========     ==========        ==========


                                                      Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                     1998       1999           1998             1999
                                                  ---------- ----------      ----------       -----------
Diluted EPS Computation:
     Numerator
     Net income                                   $ 124,292   $  575,907     $  377,730        $  471,380
     Preferred stock dividends                      (90,000)    (146,175)      (173,000)         (462,887)
                                                 ----------   ----------     ----------        ----------
     Net income available to common stockholders     34,292      429,732        204,730             8,493
                                                 ==========   ==========     ==========        ==========
   Denominator -
     Weighted average common shares outstanding  18,381,967   18,331,858     18,207,852        18,329,759
                Employee                            370,530      173,789        537,307           138,883
                Warrants                              3,548           --          6,341                --
                                                 ----------   ----------     ----------        ----------
                                                 18,756,045   18,505,647     18,751,500        18,468,642
                                                 ==========   ==========     ==========        ==========
Diluted EPS                                      $    0.002   $     .023     $    0.011        $    .0005
                                                 ==========   ==========     ==========        ==========


     Convertible preferred stock equivalents of 974,500 shares for the three- and nine-month periods ended September 30, 1999, that could potentially dilute basic earnings per share in the future, was not included in the computation of diluted earnings per share for the periods presented because to do so would have been antidilutive.

NOTE 10:  RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2000. Early adoption is permitted. Recently, the FASB deferred the implementation requirements of SFAS No. 133 for one year. We have not evaluated the effects of implementing SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In addition to historical information contained herein, this Form 10-Q Report contains forward-looking statements subject to various risks and uncertainties that could cause our actual results to differ materially from those in the forward- looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors, that could cause or contribute to such differences could include, but are not limited to, those relating to our growth strategy, outstanding indebtedness, changes in interest rates, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, and the general condition of the economy and its effect on the securities market. While we believe our forward- looking statements are based upon reasonable assumptions, there are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by Parallel with the SEC.


     The following discussion and analysis should be read in conjunction with our Financial Statements and the related notes.


OVERVIEW

     Our business strategy is to increase oil and gas reserves, production, cash flow and earnings through:

     . using 3-D seismic and other advanced technologies to conduct our exploratory activities;
     .   investing in high-potential exploration prospects;
     .   acquiring producing properties we believe can add incremental value;
     .   exploiting our existing producing properties;
     .   emphasizing cost controls; and
     .   positioning for opportunity.

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

     Property Acquisitions. Our most recent property acquisition occurred on June 30, 1999. As described in Note 3 to Consolidated Financial Statements, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian, which entered into a cash merger with a wholly owned subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million. Our pro rata share of the book value of the assets acquired through the cash merger was approximately $20.0 million

     First Permian is owned by Parallel, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation. Baytech, Tejon and Mansefeldt are privately held oil and gas companies. Parallel and Baytech are the managers of First Permian and each owns a 22.5% membership interest. Tejon Exploration and Mansefeldt Investment each own a 27.5% interest in First Permian. If certain conditions are met regarding the prepayment of $16.0 million aggregate principal amount of subordinated unsecured notes made by First Permian and payable to Tejon and Mansefeldt, the proceeds of which were used to help finance the acquisition, Parallel's interest in First Permian could increase to 37.5% for a nominal fee per membership unit.

     The purchase was financed, in part, with the proceeds of a $110.0 million revolving credit facility provided by Bank One, Texas, N.A. to First Permian. The principal amount of the initial loan was $74.0 million. The terms of First Permian's revolving credit facility are discussed in Note 5 to Consolidated Financial Statements. In addition, First Permian also borrowed $8.0 million from

Tejon Exploration Company and $8.0 million from Mansefeldt Investment Corporation to help finance the purchase. The terms of First Permian's subordinated unsecured loans are discussed in Note 6 to Consolidated Financial Statements.

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

     Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

     .    cash flow from operations,
     .    sales of our equity securities, and
     .    bank borrowings.

     Because of the sustained deterioration in prices we received for the oil and gas we produced in 1998 and the first part of 1999, the capital normally available to us from our cash flow and bank borrowings has been significantly reduced. In January 1998, we were receiving approximately $17.00 per barrel of oil and $2.70 per Mcf of gas for the oil and gas we produced. Since then, oil prices have been as low as $10.00 per barrel. At January 1, 1999, we were receiving approximately $10.50 per barrel of oil and $2.00 per Mcf of gas.

     For the nine months ended September 30, 1999, the average sales price we received for our crude oil production averaged $15.13 per barrel compared with $13.25 per barrel at September 30, 1998 and $12.49 per barrel at December 31, 1998. The average sales price for natural gas during this same period was $2.08 per mcf compared with $2.20 per mcf at September 30, 1998 and $2.04 per mcf at December 31, 1998.

     Primarily because of sustained low oil and gas prices, which have adversely affected the value of our proved oil and gas reserves, our available borrowing capacity under our revolving credit facility was reduced from $21,000,000 to $18,815,889. This means we have borrowed all the funds currently available under our revolving credit agreement. We have reduced our drilling activities during this period of reduced cash flow and restricted capital availability. If the prices we receive for oil and gas production continue to improve, increasing cash flow, or if we are successful in raising additional capital, drilling activity may be accelerated.

     Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 8 to Consolidated Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized.

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

     Our production and results of operations vary from quarter to quarter. We expect our 1999 production volumes to increase significantly compared to our production volumes in the prior year as a result of our 22.5% interest in First Permian. Because we consolidate our proportionate share of the production volumes from our membership interest in First Permian, we anticipate that this will have a material positive effect on our production volumes for the remainder of 1999. RESULTS OF OPERATIONS

     Our business activities are characterized by frequent, and sometimes significant, changes in our:

     . sources of  production;
     . product mix (oil vs. gas volumes); and . the prices we receive for our oil and gas production.

     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not accurately describe our condition. The following table compares the results of operations on the basis of equivalent barrels of oil ("EBO") for the period indicated. An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.



                                           THREE MONTHS ENDED                THREE MONTHS ENDED
                                     --------------------------------       ----------------------
                                      3-31-99     6-30-99    9-30-99         9-30-98      9-30-99
                                     ---------   ---------  ---------       ---------    ---------

                                                                                            >

Production and prices:
  Oil (Bbls)                          44,619        45,908     113,946           48,321    113,946
  Natural gas (Mcf)                  697,593       749,856     791,732          869,215    791,732
  Equivalent barrels of oil(EBO)     160,884       170,884     245,902          193,190    245,902

  Oil price (per Bbl)                 $12.18        $13.17      $17.07           $12.15     $17.07
  Gas price (per Mcf)                 $ 2.03         $1.85       $2.33            $2.25      $2.33
  Price per EBO                       $12.20        $11.66      $15.42           $13.15     $15.42

Results of operations per EBO

Oil and gas revenues                 $ 12.20       $ 11.66     $ 15.42          $ 13.15    $ 15.42
Costs and expenses:
  Lease operating expense               3.19          3.23        4.33             3.22       4.33
  General and administrative            1.26          1.29        1.23             1.18       1.23
  Depreciation and depletion            5.62          5.60        4.34             5.77       4.34
                                     -------       -------     -------          -------    -------
     Total costs and expenses          10.07         10.12        9.90            10.17       9.90
                                     -------       -------     -------          -------    -------
Operating income                        2.13          1.54        5.52             2.98       5.52
                                     -------       -------     -------          -------    -------

Interest expense, net                  (2.22)        (2.12)      (3.55)           (2.05)     (3.55)
        Other income, net                .03           .03         .37              .03        .37
                                     -------       -------     -------          -------    -------

Pretax income (loss)                    (.06)         (.55)       2.34              .96       2.34
Income tax benefit                       .00           .00         .00              .32        .00
                                     -------       -------     -------          -------    -------
Net income (loss)                    $  (.06)      $  (.55)    $  2.34          $   .64    $  2.34
                                     -------       -------     -------          -------    -------
Income before working
  capital adjustments                $  5.56       $  5.05     $  6.68          $  6.73    $  6.68
                                     =======       =======     =======          =======    =======


     The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.


                                               NINE MONTHS ENDING
                                          ---------------------------
                                          9-30-97   9-30-98   9-30-99
                                          -------   -------   -------

Production and prices:
   Oil (Bbls)                             133,924   136,180   204,473
   Natural gas (Mcf)                    2,632,460 2,407,751 2,239,181
   Equivalent barrels of oil (EBO)        572,667   537,472   577,670

   Oil price (per Bbl)                     $20.45    $13.25    $15.13
   Gas price (per Mcf)                     $ 2.60    $ 2.20     $2.08
   Price per EBO                           $16.72    $13.22    $13.41

Results of operations per EBO
Oil and gas revenues                       $16.72    $13.22    $13.41

Costs and expenses:
   Lease operating expense                   3.93      3.34      3.69
   General and administrative                 .74      1.20      1.25
   Depreciation and depletion                4.55      5.78      5.07
                                          -------    ------    ------
Total costs and expenses                     9.22     10.32     10.01
                                          -------    ------    ------
Operating income                             7.50      2.90      3.40
                                          -------    ------    ------
Interest expense, net                       (1.03)    (1.94)    (2.76)
Other expense                                 .03       .09       .17
                                           ------    ------    ------
Pretax income                                6.50      1.05       .81
Income tax expense   deferred                2.15       .35       .00
                                           ------    ------    ------
     Net income                              4.35       .70       .81
                                           ======    ======    ======
Net cash flow before working
capital adjustments                        $11.05    $ 6.83    $ 5.88
                                           ======    ======    ======

The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.



                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                               ----------------------------------    ------------------------
                                3-31-99     6-30-99      9-30-99      9-30-98         9-30-99
                               --------    --------     ---------    ---------        --------

Oil and gas revenues             100.0%      100.0%         100.0%      100.0%         100.0%
Costs and expenses:
  Production costs                26.1        27.7           28.1        25.3           27.5
  General and administrative      10.3        11.1            8.0         9.1            9.3
  Depreciation, depletion and
     amortization                 46.0        48.0           28.1        43.7           37.8
                                ------      ------          ------     ------         ------
      Total costs and expenses    82.4        86.8           64.2        78.1           74.6
                                ------      ------          ------     ------         ------
Operating income                  17.6        13.2            35.8       21.9           25.4
                                ------      ------          ------     ------         ------
Interest expense, net            (18.2)      (18.2)          (23.0)     (14.7)         (20.6)
Other income, net                   .2          .2             2.4         .7            1.3
                                ------      ------          ------     ------         ------
Pretax income (loss)               (.4)       (4.8)           15.2        7.9            6.1
Income tax (expense) benefit        .0          .0              .0        2.6             .0
                                ------      ------          ------     ------         ------
Net income (loss)                  (.4)%      (4.8)%          15.2%       5.3%           6.1%
                                ======      ======          ======     ======         ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER  30, 1998 AND 1999:

     The results of operations for the three-month period ended September 30, 1999 include three months of operations of First Permian. We own a 22.5% interest in First Permian. The current year third quarter reflects the consolidation of our proportionate share of the results of operations of First Permian. The corresponding period in 1998 did not include any results of operations of First Permian. Unless otherwise stated, the increases for the three-month period ended September 30, 1999 are substantially the result of our interest in First Permian.

     Oil and Gas Revenues. Oil and gas revenues increased $1,251,947, or 49%, to $3,792,756 for the three months ended September 30, 1999, from $2,540,809 for the same period of 1998. The increase in revenues is primarily attributable to a 26% increase in production volumes. Contributing to the increase in revenues was a 19% increase in the average sales price per EBO. We received $15.42 per EBO in the three months ended September 30, 1999 compared with $13.15 per EBO for the same period of 1998. Approximately 60% of the increase in revenues was attributable to an increase in oil production volumes and approximately 40% of the increase was attributable to higher oil and gas prices.

     The oil and gas prices we report are based on the market price received for the commodity adjusted by the results of hedging activities. From time to time, through our interest in First Permian, we enter into commodity derivative contracts to reduce the effects of price volatility. Approximately 72% of our oil volumes for the three months ended September 30, 1999 were hedged at a net price of $15.19 per barrel and 28% of our oil volumes were unhedged with an effective price of $21.89 per barrel. The effect of hedging activities decreased the average price we received for oil production by approximately $1.67 per barrel, or approximately $90,000.

     Production Costs. Production costs increased $442,954, or 71%, to $1,065,159 during the third three months of 1999 compared with $622,205 for the same period of 1998. Average production costs per EBO increased 34%, to $4.33, for the third three months in 1999 compared with $3.22 for the same period in 1998.

     General and Administrative Expenses. General and administrative expenses increased by $73,896 or 32%, to $301,761 for the third three months of 1999, from $227,865 for the same period of 1998. General and administrative expenses were $1.23 per EBO in the third three months of 1999 compared with $1.18 per EBO in the third three months of 1998.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $46,738, or 4%, to $1,067,700 for the third three months of 1999 compared with $1,114,438 for the same period of 1998. As a percentage of revenues, the DD&A rate decreased by 24% when compared with the prior year three months, a result of a non-cash impairment charge incurred in the fourth quarter of 1998 that reduced our full cost pool and the addition of our proportionate share of the production and reserves of First Permian at June 30, 1999. The DD&A rate per EBO decreased to $4.34 for the three months ended September 30, 1999 compared with $5.77 per EBO for the third three months of 1998.

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

     Net Interest Expense. Net interest expense increased $476,281, or 120%, to $872,560 for the three months ended September 30, 1999, compared with $396,279 for the same period of 1998, due principally to borrowings against our revolving line of credit during 1998 and the consolidation of our proportionate share of the net interest expense of First Permian in 1999.

     Net Income and Operating Cash Flow. Net income increased $451,615, or 363%, to $575,907 for the three months ended September 30, 1999, compared with $124,292 for the three months ended September 30, 1998. Operating cash flow increased $343,608, or 26%, to $1,643,607 for the three months ended September 30, 1999 compared with $1,299,999 for the three months ended September 30, 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999:

     The results of operations for the nine-month period ended September 30, 1999 include three months of operations of First Permian. We own a 22.5% interest in First Permian. The current nine-month period reflects the consolidation of our proportionate share of the results of operations of First Permian for the three months ended September 30, 1999. The corresponding nine-month period in 1998 does not include any results of operations of First Permian. Unless otherwise stated, the increases for the nine-month period ended September 30, 1999 are substantially the result of this acquisition.

     Oil and Gas Revenues. Oil and gas revenues increased $641,060, or 9%, to $7,747,572 for the nine months ended September 30, 1999, from $7,106,512 for the same period of 1998. The revenues increase is primarily attributable to a 7% increase in production volumes and a 2% increase in the average sales price we received per EBO. We received $13.41 per EBO in the nine months ended September 30, 1999 compared with $13.22 per EBO for the same period of 1998.

     The oil and gas prices we report are based on the market price received for the commodity adjusted by the results of hedging activities. From time to time, through our interest in First Permian, we enter into commodity derivative contracts to reduce the effects of price volatility. Approximately 40% of our oil volumes for the nine months ended September 30, 1999 were hedged at a net price of $15.19 per barrel and 60% of our oil volumes were unhedged with an effective price of $15.09 per barrel. The effect of hedging activities increased the average price we received for oil production by approximately $0.10 per barrel, or approximately $20,000.

     Production Costs. Production costs increased $337,227, or 19%, to $2,130,122 during the first nine months of 1999, compared with $1,792,895 for the same period of 1998. Average production costs per EBO increased 10%, to $3.69 for the first nine months in 1999 compared with $3.34 for the same period in 1998.

     General and Administrative Expenses. General and administrative expenses increased by $78,537, or 12%, to $725,908 for the first nine months of 1999, from $647,371 for the same period of 1998. General and administrative expenses were $1.25 per EBO in the first nine months of 1999 compared with $1.20 per EBO in the first nine months of 1998.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $180,227, or 6%, to $2,928,494 for the first nine months of 1999 compared with $3,108,721 for the same period of 1998. As a percentage of revenues, the DD&A rate decreased by 13% when compared with the prior year nine months, a result of a non-cash impairment charge incurred in the fourth quarter of 1998 that reduced our full cost pool and the addition of our proportionate share of the production and reserves of First Permian at June 30, 1999. The DD&A rate per EBO decreased to $5.07 for the nine months ended September 30, 1999 compared with $5.78 per EBO for the first nine months of 1998.

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

     Net Interest Expense. Net interest expense increased $550,813 or 53%, to $1,592,717 for the nine months ended September 30, 1999 compared with $1,041,904 for the same period of 1998, due principally to borrowings against our revolving line of credit during 1998 and the consolidation of our proportionate share of the net interest expense of First Permian in 1999.

     Net Income and Operating Cash Flow. Net income increased $93,650 or 25%, to $471,380 for the nine months ended September 30, 1999, compared with $377,730 for the nine months ended September 30, 1998. Operating cash flow decreased $272,541, or 7%, to $3,399,874 for the nine months ended September 30, 1999 compared with $3,672,415 for the nine months ended September 30, 1998. The increase in net income resulted from a 9% increase in oil and gas revenues, a 2% increase in the average price we received per EBO and a 6% decrease in DD&A expense. These increases were offset by a 56% increase in interest expense, a 19% increase in lease operating expenses and a 12% increase in general and administrative expenses. Operating cash flow decreased primarily because of lower DD&A expenses and the absence of deferred income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash flow is highly dependent on oil and gas prices. Decreases in the market price of oil and gas in the prior 12 months have reduced cash flow and also resulted in the reduction of our borrowing base under our bank credit facility. These factors have decreased the funds available to us for capital expenditures.

     As described in Note 3 to Consolidated Financial Statements, we acquired a 22.5% membership interest in First Permian, LLC. On June 30, 1999, First Permian acquired by cash merger a subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary consist of oil and gas properties and related assets in the Permian Basin of west Texas. We have elected to report our interest in this entity using the proportional consolidated method of accounting. As a result, our working capital increased as of September 30, 1999 compared with December 31, 1998. Current assets exceeded current liabilities by $806,767 at September 30, 1999 compared with working capital of $128,813 at December 31, 1998.

     Current assets increased primarily because we classified $3,825,000 of the book value of our oil and gas assets as assets held for sale. A part of our longer term business strategy is to sell certain non-core assets, which may include producing oil and gas properties, undeveloped leasehold acreage and other assets, to raise additional capital and reduce debt. Current liabilities increased primarily because of the consolidation of our proportionate share of the liabilities of First Permian, which reflects the current portion of First Permian's long term debt of $675,000 and subordinated notes payable of $3,600,000.

     In the normal course of business, we review opportunities for the possible sale of certain non-core oil and gas properties. If the bids or offers submitted are acceptable and consistent with our growth strategy, we may elect to sell the property to raise additional capital. Likewise, we review opportunities for the possible acquisition of oil and gas reserves. When possible acquisition opportunities are consistent with our growth strategy, we may submit bids or offers in amounts and with terms consistent with our growth strategy. Such acquisitions would require additional financing.

     We incurred net property costs of $22,569,384 for the nine months ended September 30, 1999. Of this amount, $19,933,537 was associated with our proportionate interest in First Permian. Funding of such amount was provided by borrowings discussed in Notes 5 and 6 to Consolidated Financial Statements. The remaining amount, $2,635,847, was expended on Parallel's 3-D seismic interpretation, leasehold costs and drilling and completion activities. These activities were financed by the utilization of our cash flow provided by operations, sales of equity securities, proceeds from the sale of certain properties and cash provided by credit lines.

     At the present time, our cash flow from operations is adequate to meet normal operating expenses, the interest expense under our credit facility and preferred stock dividends. However, during a period of sustained price downturns, we reduced exploration activities to match internally generated cash flows. Therefore, without additional capital or an increase in our credit facility borrowing base, our capital expenditure budget for the remainder of 1999 remains highly dependent on future oil and gas prices. If the prices we receive for oil and gas production continue to improve, increasing cash flow, or if we are successful in obtaining additional capital, drilling activity may be accelerated.

TRENDS AND PRICES

     During 1998, we experienced a significant erosion in prices for oil and natural gas. Industry conditions deteriorated significantly during 1998 and the first three months of 1999 as a result. While prices recovered significantly in the third quarter of 1999, prices for the first nine months of 1999, on an EBO basis, were only slightly improved versus the comparable period in 1998. There is substantial uncertainty regarding future oil and gas prices and there can be no assurances that oil and gas prices will not decline in the future.

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

     Historically, we have not entered into transactions to hedge against changes in oil and gas prices. However, effective July 1, 1999, a portion of the future crude oil production associated with our membership interest in First

Permian was hedged against price risks through the use of swap contracts. The gains and losses on these instruments will be included as an adjustment to oil and gas revenues. See "Item 3 Quantitative and Qualitative Disclosures about Market Risk" for a description of our hedging activities.

OTHER MATTERS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2000. Early adoption is permitted. Recently, the FASB deferred the implementation requirements of SFAS No. 133 for one year. We have not evaluated the effects of implementing SFAS No. 133.

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

     In December 1998, letters were mailed to significant vendors, service providers and business partners to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or provided by such entities are Year 2000 compliant. Written assurances have been obtained from our bank lender, our major purchasers of production, with the exception of one, and our accounting software provider indicating that they anticipate they are or will be Y2K compliant by the end of the year. Efforts are being made to locate the Y2K coordinator of the one purchaser to determine their Y2K compliance. We are mindful that our own level of readiness is partially dependent on the ability of these and other third parties to be fully compliant. The failure of third parties to be Y2K compliant creates likelihood that we will also experience Y2K interruptions through a "ripple effect" stemming from external forces. However, we currently believe we have resolved any significant Year 2000 issues.

     The remedial phase of the project is substantially complete. The remedial phase includes the upgrade and/or replacement of software applications and hardware systems. Most of the software providers for Parallel's personal computers have confirmed their readiness for the Year 2000 or have provided updates to correct most identified Year 2000 problems. Testing of our local area network and a check for embedded systems have been completed. Minor corrections to the local computers have been identified and corrected.

     It is impossible to accurately predict all potential Y2K problems and the magnitude of any adverse effects on Parallel. Because of these uncertainties, we have developed a contingency plan to minimize potential business interruptions. In preparing contingency plans, we have assumed that many third parties will not be Y2K compliant. Our remediation efforts are expected to reduce significantly our level of uncertainty about Year 2000 compliance and the possibility of interruptions of normal business operations. After completion of the Year 2000 review and testing, which is currently expected to be completed by September 30, 1999, we will further develop a contingency plan as required. This plan is expected to be completed by September 30, 1999.

     The following table summarizes the current overall status of our project and lists anticipated completion dates for each phase of the project.



                                     Phase
--------------------------------------------------------------------------------
     Component           Inventory           Assessment          Remediation
--------------------------------------------------------------------------------
Business Partners      January 31, 1999  August 31, 1999         Completed
Software               April 30, 1999    May 31, 1999            Completed
Hardware               April 30, 1999    September 15,1999       November 30, 1999
Embedded Systems       April 30, 1999    May 31, 1999            Completed



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

                                       21
     This is a flexible plan that will change to address additional Y2K issues as new problems are identified. As a result, any time and cost estimates and the assessment of risks associated with Y2K issues are subject to revision as needed to meet our goal to be Y2K compliant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Although Parallel has not entered into hedging arrangements, First Permian uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates.

     Commodity Price Risk. Effective July 1, 1999, approximately 82% of the future crude oil production associated with our proportionate interest in First Permian was hedged against price risks through the use of swap contracts. Settlements on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing NYMEX price and are reported as a component of oil and gas revenues and operating cash flows in the period realized.

     While the use of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. These hedging activities will be conducted with major financial or commodities trading institutions that management believes entail acceptable levels of market and credit risks.

     The following table sets forth our proportionate share of First Permian's outstanding oil hedge contracts, which were effective at July 1, 1999. At September 30, 1999, Parallel did not have any hedging contracts in place.



Type              Volume/Month            Term         Price          Commodity
----              ------------            ----         -----           ---------

Swap              22,500 barrels   7/1/99 - 12/31/99     $19.02        WTI NYMEX
Swap              21,600 barrels   1/1/00 - 12/31/00     $18.07        WTI NYMEX
Swap              20,475 barrels   1/1/01 -  6/30/01     $17.70        WTI NYMEX
Commodity Swap    11,250 barrels   8/1/99 - 12/31/99      $1.28        Differential between
                                                                       Platts WTI/Platts WTS
Commodity Swap    11,250 barrels   8/1/99   12/31/99      $1.24        Differential between
                                                                       Platts WTI /Platts WTS


     Interest Rate Risk. Parallel's only financial instrument sensitive to changes in interest rates is bank debt. Our annual interest costs in 1999 will fluctuate based on short-term interest rates. Since the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The following table shows principal cash flows and related weighted average interest rates by expected maturity dates.




Instrument                         1999   2000   2001   2002   Total      Fair Value
------------------------------------------------------------------------------------
                                    (in 000's, except interest rates)


Variable rate debt
  Revolving Facility (secured)    $.2    $.7    $19.5  $15.1   $35.5      $35.5
        Average interest rate    9.75%  9.75%    8.55%  9.75%



     Effective August 6, 1999, approximately 54% of the long debt associated with our proportionate share in First Permian was hedged against the impact of interest rate changes through an interest rate swap agreement. The principal amount of the swap agreement is $40 million, or $9 million net to our interest. The agreement terminates on July 1, 2002. The terms of the agreement provide for quarterly payments either to or from First Permian, determined by whether the quarterly London Interbank Offered Rate (LIBOR) in effect at the beginning of each quarterly calculation period is greater or less than 6.52%. The calculation periods begin on the first day of each January, April, July and October of each year during the term of the agreement, commencing on October 1, 1999. If, on the date of the beginning of the calculation period, the monthly LIBOR exceeds 6.52%, Bank One, Texas, N.A. (the Lendor) will owe First Permian the quarterly amount of the excess rate applied to $40 million. Alternatively, if the monthly LIBOR rate on the applicable monthly date is less than 6.52%, First Permian will owe the Lender.

     The swap agreement is accounted for as a hedge, with the amount which is either due to or from First Permian recorded as a reduction or increase in interest expense. Since the quarterly calculation period began in October, we recognized no increase or reduction to interest expense in the three months ended September 30, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          2.1 Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998)


          2.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 1995)

          3.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998)

          9.1 Certificate of Formation of First Permian, L.L.C., dated September 24, 1999 (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

          9.2 Limited Liability Company Agreement of First Permian, L.L.C., dated September 25, 1999 (Incorporated by reference to Exhibit
               10.2 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

          9.3 Merger Agreement, dated September 25, 1999 (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

          9.4 Agreement and Plan of merger, dated September 30, 1999, of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

          9.1 Certificate of Merger of First Permian L.L.C. and Nash Oil Company, dated September 30, 1999 (Incorporated by reference to
               Exhibit 10.5 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15,
               1999)

          10.6 Credit Agreement, dated September 30, 1999, among First Permian, L.L.C., as Borrower, and Parallel Petroleum Corporation and Baytech, Inc. as Guarantors and Bank One, Texas, N.A. and the Institutions named Herein as Banks and Bank One, Texas, N.A., as Agent (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

          9.7 Limited Guaranty, dated September 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas N.A. (Incorporated by reference to Exhibit 10.7 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

          10.8 Intercreditor Agreement, dated as of September 30, 1999, among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company and Mansefeldt Investment Corporation. (Incorporated by reference to Exhibit 10.8 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

          9.9 Subordinated Promissory Note, dated September 30, 1999, among First Permian, L.L.C. and Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

          9.10 Subordinated Promissory Note, dated September 30, 1999, among First Permian, L.L.C. and Mansefeldt Investment Company (Incorporated by reference to Exhibit 10.10 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

          *27  Financial Data Schedule

          (b)  Reports on Form 8-K

               On September 14, 1999, we filed a report on Form 8-K/A, dated September 13, 1999, to amend the Form 8-K Report filed on July 15, 1999 that reported First Permian's acquisition of oil and gas properties from Fina Oil and Chemical Company. The Form 8-K/A Report included the following financial statements:

               . Statements of Revenues and Direct Operating Expenses for the Years Ended December 31, 1997 and 1998 and for the Six Months Ended June 30, 1998 and 1999.

               . Unaudited Pro Forma Combined Statement of Operations for the Year Ended December 31, 1998.

               . Unaudited Pro Forma Combined Statement of Operations for the Six Months Ended June 30, 1999.

               -----------------------
               *    Filed herewith.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PARALLEL PETROLEUM CORPORATION


                               BY:  /s/ THOMAS R. CAMBRIDGE
Date:   November 15, 1999      ---------------------------------
                               Thomas R. Cambridge
                               Chairman of the Board of Directors
                               and Chief Executive Officer



Date:   November 15, 1999      BY:  /s/ LARRY C. OLDHAM
                              ----------------------------------
                              Larry C. Oldham,
                              President ( Principal Financial Officer)