Form 10-Q/A
period 1999-06-30
PARALLEL PETROLEUM CORP /DE/
filed 2000-01-19
CIK 750561

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

                               Yes 'X'     No

     At August 1, 1999, there were 18,331,858 shares of the Registrant?s Common Stock, $0.01 par value, outstanding.


================================================================================

                                     INDEX



PART I. - FINANCIAL INFORMATION                                         Page No.


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

        Reference is made to the succeeding pages for the following financial statements:


        - Consolidated Balance Sheet as of December 31, 1998 and
          June 30, 1999 (unaudited)                                      4

        - Unaudited Consolidated Statements of Operations for the
          three months ended June 30, 1998 and 1999 and six months
          ended  June 30, 1998 and 1999                                  6

        - Unaudited Consolidated Statements of Cash Flows for the
          six months ended June 30, 1998 and 1999                        7

       -  Notes to Consolidated Financial Statements                     8


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      12

                                EXPLANATORY NOTE


     This amendment reflects the unaudited pro forma results of operations that include Parallel?s acquired interest in First Permian, LLC, as described in Note
2. The pro forma results for the six months ended June 30, 1999 and 1998 give effect to the acquisition as if it had occurred at the beginning of fiscal 1998.

                         PARALLEL PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS



                                                    December 31,   June 30, 1999
ASSETS                                                1998*          (Unaudited)
-------------                                       ------------   --------------

Current assets:
   Cash and cash equivalents                         $ 1,178,819     $ 1,218,599
   Accounts receivable:
     Oil and gas                                       1,432,659       1,366,385
     Others, net of allowance for doubtful accounts
       of $71,358 in 1998 and 1999                       247,740         405,776
     Affiliate                                            11,844              --
                                                    ------------    ------------
                                                       1,692,243       1,772,161
   Other assets                                           61,504          28,012
                                                    ------------    ------------
     Total current assets                              2,932,566       3,018,772
                                                    ------------    ------------
Property and equipment, at cost:
   Oil and gas properties, full cost method           65,565,466      87,117,125
   Other                                                 287,586         286,088
                                                    ------------    ------------
                                                      65,853,052      87,403,213
        Less accumulated depreciation and depletion   22,279,355      24,140,149
                                                    ------------    ------------
                Net property and equipment            43,573,697      63,263,064
                                                    ------------    ------------
Other assets, net of accumulated amortization of
     $86,917 in 1998 and $95,248 in 1999                  58,519         278,664
                                                    ------------    ------------
                                                    $ 46,564,782    $ 66,560,500
                                                    ============    ============

                         PARALLEL PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)


                                                     December 31,    June 30, 1999
LIABILITIES AND STOCKHOLDERS? EQUITY                    1998*         (Unaudited)
------------------------------------                 ------------    --------------

Current liabilities:
   Accounts payable and accrued liabilities:
     Current portion of affiliate?s long-term
       debt (Note 3)                                    $        --         $  506,250
     Subordinated notes payable (Note 4)                         --          3,600,000
     Trade                                                2,803,539          2,142,738
     Affiliate                                                  214              6,423
     Preferred stock dividend                                    --             24,362
                                                       ------------       ------------
     Total current liabilities                            2,803,753          6,279,773
                                                       ------------       ------------
  Long-term debt:
     Bank credit facility (Note 3)                       18,035,889         18,815,889
     Proportionate share of affiliate's long-
       term debt, net of current portion(Note 3)                --          16,143,750
                                                      ------------        ------------
     Total long-term debt                               18,035,889          34,959,639

   Deferred income taxes                                       --                   --

Stockholders' equity:

   Preferred stock ? 6% convertible preferred stock -
     par value $.10 per share(aggregate liquidation
     preference of $10) authorized 10,000,000 shares,
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

                         PARALLEL PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                          Three Months Ended      Six Months Ended
                                              June 30,                June 30,
                                       ----------------------   --------------------
                                           1998        1999          1998       1999
                                       ----------  ---------    ---------- ----------

Oil and gas revenues                   $2,453,140  $1,991,727   $4,565,703  $3,954,816
                                       ----------  ----------   ----------  ----------
Cost and expenses:
  Lease operating expense                613,053      551,142    1,170,691   1,064,964
  General and administrative             199,117      220,911      419,505     424,148
  Depreciation, depletion
     and amortization                  1,063,466      956,958    1,994,283   1,860,794
                                      ----------   ----------   ----------  ----------
                                       1,875,636    1,729,011    3,584,479   3,349,906
                                      ----------   ----------   ----------  ----------
          Operating income               577,504      262,716      981,224     604,910
                                      ----------   ----------   ----------  ----------
Other income (expense), net:
   Interest income                           395       13,695          470      26,971
   Other income                           37,552        6,606       51,111      13,229
   Interest expense                     (341,817)    (376,057)    (646,095)   (747,128)
   Other expense                          (4,195)      (1,204)      (8,577)     (2,509)
                                      ----------   ----------   ----------  ----------
          Total other expense, net      (308,065)    (356,960)    (603,091)   (709,437)
                                      ----------   ----------   ----------  ----------
Income (loss) before income taxes        269,439      (94,244)     378,133    (104,527)

Income tax expense -deferred              88,826           --      124,695          --
                                      ----------   ----------   ----------  ----------
          Net income (loss)           $  180,613   $ (94,244)   $  253,438  $ (104,527)
                                      ==========   =========    ==========  ==========
Cumulative preferred stock dividend   $   68,000   $ 146,175    $   68,000  $  316,713
                                      ==========   =========    ==========  ==========
          Net income (loss) available
             to common stockholders   $  112,613   $(240,419)   $  185,438  $ (421,240)
                                      ==========   =========    ==========  ==========
Net income (loss) per common share
          Basic                       $     .006   $   (.013)   $     .010  $    (.023)
                                      ==========   =========    ==========  ==========
          Diluted                     $     .006   $   (.013)   $     .010  $    (.023)
                                      ==========   =========    ==========  ==========
Weighted average common shares
   Outstanding - diluted              18,123,822   18,331,858   18,121,533  18,120,194
                                      ==========   =========    ==========  ==========


The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                Six Months Ended June 30,
                                                               ---------------------------
                                                                  1998              1999
                                                              ----------        ----------
Cash flows from operating activities:
        Net income (loss)                                     $  253,438       $  (104,527)
        Adjustments to reconcile net income (loss) to
          net cash provided by (used in) operating
                activities:
                Depreciation, depletion and amortization       1,994,283         1,860,794
        Incomes taxes                                            124,695                --
        Other, net                                                (5,702)         (220,145)

        Changes in assets and liabilities:
                Decrease in trade receivables                    (53,602)          (79,918)
                (Increase) decrease in prepaid expenses
                        and other                                (73,701)           33,492
                Decrease in accounts payable
                  and accrued liabilities                     (1,419,721)         (630,230)
                Increase in current portion of affiliate
                  long-term debt                                      --           506,250
                Increase in subordinated notes payable                --         3,600,000
                                                             -----------       -----------
        Net cash provided by operating
                           activities                            819,690         4,965,716
                                                             -----------       -----------
Cash flows from investing activities:
        Additions to property and equipment                  (12,953,814)      (21,805,401)
        Proceeds from disposition of property and equipment           --           255,240
                                                             -----------       -----------
                        Net cash used in investing
                           activities                        (12,953,814)      (21,550,161)
                                                             -----------       -----------
Cash flows from financing activities:
        Proceeds from the issuance of long-term debt          13,343,000        16,923,750
   Payment of long-term debt                                  (7,234,000)               --
   Proceeds from exercise of options and warrants                 53,438            17,188
        Stock offering costs                                     (80,851)               --
   Proceeds from preferred stock issuance                      6,000,000                --
        Payment of preferred stock dividend                      (68,000)         (316,713)
                                                             -----------       -----------
                        Net cash provided by financing
                           activities                         12,013,587        16,624,225
                                                             -----------       -----------
                        Net increase (decrease) in cash
                        and cash equivalents                    (120,537)           39,780
Beginning cash and cash equivalents                              597,149         1,178,819
                                                             -----------       -----------
Ending cash and cash equivalents                             $   476,612       $ 1,218,599
                                                             ===========       ===========

Non-cash financing activities:
        Accrued preferred stock dividend                     $        --       $    24,362
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

     First Permian is owned by Parallel, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation. Baytech, Tejon and Mansefeldt are privately held oil and gas companies. Parallel and Baytech are the managers of First Permian and each owns a 22.5% membership interest. Tejon Exploration and Mansefeldt Investment each own a 27.5% interest in First Permian. If certain conditions are met regarding the prepayment of $16.0 million aggregate principal amount of subordinated unsecured notes made by First Permian and payable to Tejon and Mansefeldt, the proceeds of which were used to help finance the acquisition, Parallel?s interest in First Permian could increase to 37.5% for a nominal fee per membership unit.

     The purchase was financed, in part, with the proceeds of the revolving credit facility provided by Bank One, Texas, N.A. to First Permian. On June 30, 1999, Parallel and Baytech entered into a credit agreement with Bank One, Texas, N.A. that established the $110.0 million revolving credit facility. The principal amount of the initial loan from Bank One is $74.0 million. Parallel?s obligation is limited to a guaranty of $10.0 million of the bank borrowings. See
Note 3 to Consolidated Financial Statements for further discussion of the credit facility.

     Additional financing for the cash merger was obtained through subordinated debt borrowings, which included $8.0 million borrowed from Tejon Exploration Company and $8.0 million borrowed from Mansefeldt Investment. The terms of the subordinated debt and the effect on Parallel?s balance sheet are discussed in
Note 4 to Consolidated  Financial statements.

     The following unaudited pro forma results of operations for the six months ended June 30, 1999 and 1998 give effect to the acquisition as if it had occurred at the beginning of fiscal 1998.



                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                      1999              1998
                                                      ----              ----

Oil and gas revenues                              $ 6,247,719      $ 7,071,171

Income (loss) before income taxes                    (727,976)          46,778

Net income (loss)                                    (480,465)          30,873

Net loss available to common shareholders            (797,176)         (37,127)

Net loss per common share
     Basic                                           $  (.044)         $ (.002)

     Diluted                                         $  (.044)         $ (.002)



NOTE 3. LONG TERM DEBT

     Our long term debt at June 30, 1999 consisted of the following:

     Revolving credit  facility  note payable to bank at
       the bank's base lending rate plus .25%
       (8.0% at June 30, 1999)                                    $18,815,889

     Affiliate debt: Parallel's proportionate share
       (22.5%) of the First Permian, LLC
       revolving credit facility note payable
       to bank at bank?s base lending rate
       plus 1.5% (9.25% at June 30, 1999)                          16,650,000
                                                                  -----------
                                                                  $35,465,889

     Less: Parallel?s proportionate share of
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
                                                                  -----------
                                                                  $35,465,889
                                                                  ===========

     Revolving Credit Facility. At June 30, 1999, Parallel was a party to a loan agreement with Bank One, Texas, N.A. Under terms of the loan agreement, we may borrow up to the lesser of $30,000,000 or the ?borrowing base? then in effect. The borrowing base in effect at June 30, 1999 was $18,815,889 (the Revolving Facility). The borrowing base was subject to reduction by a monthly commitment reduction of $380,000. However, effective March 23, 1999, the monthly commitment reduction was suspended by the bank until May 1, 1999 at which time the
borrowing   base  and  monthly   commitment   reduction   were   scheduled   for
redetermination. The loan agreement provides for a redetermination of the borrowing base and monthly commitment reduction every six months on April 1 and October 1 of each year or at such other times as the bank elects. As of the date of this Form 10-Q Report, we had not received notice from the bank of the redetermined borrowing base or monthly reduction amount. At June 30, 1999, we had borrowed all the funds currently available under the Revolving Facility. All indebtedness under the Revolving Facility matures July 1, 2001. The loan is secured by substantially all of our oil and gas properties. Commitment fees of
 .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

     The unpaid principal balance of the Revolving Facility bears interest at our election at a rate equal to (i) the bank?s base lending rate plus .25% or
(ii) the bank's Eurodollar rate plus a margin of 2.5%. Interest under the Revolving Facility is due and payable monthly. At June 30, 1999, the interest rate was the bank?s base rate plus .25% or 8.0%.

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

     Long Term Debt of Affiliate. On June 30, 1999, Parallel, Baytech and First Permian entered into a credit agreement with Bank One, Texas, N.A. that established a $110.0 million revolving credit facility to finance, in part, the merger of a wholly owned, indirect subsidiary of Fina Oil and Chemical Company into First Permian. The principal amount of the initial loan from Bank One was $74.0 million. Under terms of the credit agreement, dated June 30, 1999, as of August 12, 1999, the principal amount outstanding under the revolving credit facility bears interest, at First Permian?s election, at Bank One?s base rate plus 1.50% or the Eurodollar rate plus 4.50% until such time that subordinated debt in the principal amount of $16.0 million has been paid in full. See Note 4 to Consolidated Financial Statements. When these subordinated unsecured loans have been paid in full, the revolving credit facility will bear interest at Bank One?s base rate or the Eurodollar rate plus 2.50%.

     The credit facility provides for revolving loans subject to a borrowing base and a monthly commitment reduction. The initial borrowing base is $74.0 million and the initial monthly commitment reduction amount is $250,000. The monthly commitment reduction commences on October 1, 1999 and continues with a like reduction on the first day of each following month. The borrowing base and the monthly commitment reduction amount may be redetermined by the bank on January 1 and July 1 of each year or at other times requested by First Permian. All outstanding principal under the revolving credit facility is due and payable on July 1, 2002. Interest is payable on the last day of each month. The loan is secured by substantially all of the oil and gas properties First Permian acquired from Fina Oil and Chemical Company. Parallel and Baytech each guaranteed $10.0 million of the loans from Bank One. Our proportionate share of First Permian?s long term debt is $16,650,000.

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

NOTE 6: FULL COST CEILING TEST

     We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated ?ceiling.? The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less relate deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices increased sufficiently such that an excess above the ceiling would not have existed if the increased prices were used in the calculations.

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


                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30,                          JUNE 30,
                                          ------------------------      ------------------------
                                              1998         1999            1998          1999
                                          ------------ -----------      -----------  -----------

Basic EPS Computation:
        Numerator -
           Net income (loss)              $  180,613   $  (94,244)     $  253,438       (104,527)
           Preferred stock dividend          (68,000)    (146,175)        (68,000)       316,713)
                                          ----------   ----------      ----------     ----------
           Net income (loss) available to
             common stockholders             112,613     (240,419)        185,438       (421,240)
                                         ===========   ==========      ==========     ==========
        Denominator -
           Weighted average common
              shares outstanding          18,123,822   18,331,858      18,121,533     18,120,194
                                         -----------  -----------      ----------     ----------

Basic earnings (loss) per share                $.006      $ (.013)         $ .010         $(.023)
                                         ===========   ==========      ==========     ==========
Diluted EPS Computation
        Numerator -
           Net income (loss)              $  180,613   $  (94,244)     $  253,438     $ (104,527)
           Preferred stock dividends         (68,000)    (146,175)        (68,000)      (316,713)
                                          ----------   ----------      ----------     ----------
           Net income (loss) available to
              common stockholders            112,613     (240,419)        185,438       (421,240)
                                         ===========   ==========      ==========     ==========
        Denominator -
           Weighted average
             common shares outstanding    18,123,822   18,331,858      18,121,533     18,120,194

Diluted earnings (loss) per share             $ .006      $ (.013)        $ (.010)        $(.023)
                                          ==========   ==========      ==========     ==========


     Employee stock options to purchase shares of common stock and convertible preferred stock were outstanding during the six-month period ended June 30, 1999 but were not included in the computation of diluted net loss per share because either (i) the employee stock options? exercise price was greater than the average market price of the common stock of Parallel, (ii) the effect of the assumed conversion of Parallel's preferred stock to common stock would be antidilutive, or (iii) Parallel had net loss from continuing operations and, therefore, the effect would be antidilutive.

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


Value                                   1999      2000       2001        2002     Total       Fair Value
--------------------------------------------------------------------------------------------------------
                       (in 000's, except interest rates)


Variable rate debt
     Revolving facility (secured)         -          -      $18,816         -     $18,816         $18,816
        Average interest rate          7.50%      7.50%        7.50%
                                                  $506         $675   $15,469     $16,650         $16,650

Affiliate debt
        Average interest rate          9.25%      9.25%        9.25%


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PARALLEL PETROLEUM CORPORATION


                                        BY:  /s/ THOMAS R. CAMBRIDGE
Date:   January 19, 2000                ------------------------------------
                                        Thomas R. Cambridge
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:   January 19, 2000                BY:  /s/ LARRY C. OLDHAM
                                        ------------------------------------
                                        Larry C. Oldham,
                                        President (Principal Financial Officer)