Form 10-Q/A
period 1999-09-30
PARALLEL PETROLEUM CORP /DE/
filed 2000-01-19
CIK 750561

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

                              INDEX



                   PART I. - FINANCIAL INFORMATION
                                                                 Page No.


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

          Reference is made to the succeeding pages for the following financial statements:

     -    Consolidated  Balance Sheet as of December 31,
          1998 and September 30, 1999 (unaudited)                    4

     -    Unaudited  Consolidated  Statements of  Operations
          for the three months  ended  September  30, 1998
          and 1999 and nine months ended September 30, 1998
          and 1999                                                   6

     -    Unaudited Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1998 and 1999      7

     - Notes to Consolidated Financial Statements                    8

                         EXPLANATORY NOTE



     This amendment reflects the unaudited pro forma results of operations that include Parallel's acquired interest in First Permian, LLC, as described in Note
3. The pro forma results for the nine months ended September 30, 1999 and 1998 give effect to the acquisition as if it had occurred at the beginning of fiscal 1998.

                         PARALLEL PETROLEUM CORPORATION


                           CONSOLIDATED BALANCE SHEETS



                                                  December 31, September 30, 1999
ASSETS                                                 1998*       (Unaudited)
-------------                                     ------------ ------------------

Current assets:
 Cash and cash equivalents                          $ 1,178,819  $ 1,175,419
 Accounts receivable:
   Oil and gas                                        1,432,659    2,002,115
   Others, net of allowance for doubtful accounts
      of $71,358 in 1998 and 1999                       247,740      587,989
   Affiliate                                             11,844          608
                                                   ------------ ------------
                                                      1,692,243    2,590,712
 Other assets                                            61,504       22,248
 Assets held for sale (Note 2)                                     3,825,000
                                                   ------------ ------------
   Total current assets                               2,932,566    7,613,379
                                                   ------------ ------------
Property and equipment, at cost:
 Oil and gas properties, full cost method            65,565,466   84,281,470
 Other                                                  287,586      316,821
                                                   ------------ ------------
                                                     65,853,052   84,598,291
 Less accumulated depreciation and depletion         22,279,355   25,208,704
                                                   ------------ ------------
   Net property and equipment                        43,573,697   59,389,587
                                                   ------------ ------------
Other assets, net of accumulated amortization of
   $86,917 in 1998 and $117,623 in 1999                  58,519      345,356
                                                   ------------ ------------
                                                   $ 46,564,782 $ 67,348,322
                                                   ============ ============


                         PARALLEL PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                  December 31, September 30, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY                 1998*        (Unaudited)
------------------------------------              ------------  ------------------

Current liabilities:
 Accounts payable and accrued liabilities:
   Current portion of affiliate's long-term
     debt (Note 5)                                 $         --    $ 675,000
    Subordinated notes payable (Note 6)                      --    3,600,000
   Trade                                              2,803,539    2,359,833
   Affiliate                                                214        1,242
   Preferred stock dividend                                  --      170,537
                                                   ------------ ------------
   Total current liabilities                          2,803,753    6,806,612
                                                   ------------ ------------
  Long-term debt:
   Bank credit facility (Note 5)                     18,035,889   18,815,889
   Proportionate share of affiliate's long-
     term debt, net of current portion(Note 5)               --   15,975,000
                                                   ------------ ------------
   Total long-term debt                              18,035,889   34,790,889

 Deferred income taxes                                       --           --

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

                         PARALLEL PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                         Three Months Ended        Nine months Ended
                                            September 30,             September 30,
                                      ----------------------   ----------------------
                                         1998         1999        1998        1999
                                      ----------   ---------   ----------  ----------

Oil and gas revenues                  $2,540,809   $3,792,755  $7,106,512  $7,747,572
                                      ----------   ----------  ----------  ----------
Cost and expenses:
  Lease operating expense                622,205    1,065,158   1,792,895   2,130,123
  General and administrative             227,865      301,761     647,371     725,908
  Depreciation, depletion
     and amortization                  1,114,438    1,067,700   3,108,721   2,928,494
                                      ----------   ----------  ----------  ----------
                                       1,964,508    2,434,619   5,548,987   5,784,525
                                      ----------   ----------  ----------  ----------
          Operating income               576,301    1,358,136   1,557,525   1,963,047
                                      ----------   ----------  ----------  ----------
Other income (expense), net:
   Interest income                           403       10,761         873      37,732
   Other income                            8,226      116,621      59,337     129,850
   Interest expense                     (396,682)    (883,321) (1,042,777) (1,630,449)
   Other expense                          (2,687)     (26,290)    (11,264)    (28,800)
                                      ----------   ----------  ----------  ----------
          Total other expense, net      (390,740)    (782,229)   (993,831) (1,491,667)
                                      ----------   ----------  ----------  ----------
Income before income taxes               185,561      575,907     563,694     471,380

Income tax expense   deferred             61,269           --     185,964          --
                                      ----------   ----------  ----------  ----------
Net income                            $  124,292   $  575,907  $  377,730  $  471,380
                                      ==========   ==========  ==========  ==========
Cumulative preferred stock dividend   $   90,000   $  146,175  $  173,000  $  462,887
                                      ==========   ==========  ==========  ==========
    Net income available
      to common stockholders          $   34,292   $  429,732  $  204,730  $    8,493
                                      ==========   ==========  ==========  ==========
Net income per common share
    Basic                             $     .002   $     .023  $     .011  $    .0005
                                      ==========   ==========  ==========  ==========
    Diluted                           $     .002   $     .023  $     .011  $    .0005
                                      ==========   ==========  ==========  ==========
Weighted average common shares
    Outstanding   basic               18,381,967   18,331,858  18,207,852  18,329,759
                                      ==========   ==========  ==========  ==========
    Outstanding - diluted             18,756,045   18,505,647  18,751,500  18,468,642
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

     The following unaudited pro forma results of operations for the nine months ended September 30, 1999 and 1998 give effect to the acquisition of First Permian as if it had occurred at the beginning of fiscal 1998.




                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1999             1998
                                                   ----             ----

       Oil and gas revenues                   $ 10,040,474      $ 10,864,715

       Income (loss) before income taxes          (271,489)           63,470

       Net income (loss)                          (179,183)           41,890

       Net loss available to common shareholders  (495,896)         (131,110)

       Net loss per common share

             Basic                               $   (.027)      $   (.007)

             Diluted                             $   (.027)      $   (.007)



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

NOTE 5. LONG TERM DEBT

        Our long term debt at September 30, 1999 consisted of the following:

        Revolving credit facility note payable to
          bank at the bank's base lending rate plus
          .25% (8.5% at September 30, 1999)                       $18,815,889

        Affiliate debt: Parallel's proportionate share
          (22.5%) of the First Permian, LLC
          revolving credit facility note payable to bank
          at bank's base lending rate plus 1.5% (9.75% at
          September 30, 1999)                                      16,650,000
                                                                  -----------
                                                                  $35,465,889
        Less: Parallel's proportionate share of current
          maturities of affiliate debt                                675,000
                                                                  -----------
        Total long term debt                                      $34,790,889
                                                                  ===========
        Scheduled maturities of Parallel's debt and our proportionate share of affiliate's debt at September 30, 1999 are as follows:


                    2000                                          $   675,000
                    2001                                           19,490,889
                    2002                                           15,300,000
                                                                  -----------
                                                                  $35,465,889
                                                                  ===========

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

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                      1998       1999        1998       1999
                                                   ---------- ----------  ----------  --------

Basic EPS Computation:
     Numerator
     Net income                                   $  124,292  $  575,907  $  377,730  $  471,380
     Preferred stock dividends                       (90,000)   (146,175)   (173,000)   (462,887)
                                                  ----------  ----------  ----------  ----------
     Net income available to common Stockholders      34,292     429,732     204,730       8,493
                                                  ==========  ==========  ==========  ==========
   Denominator -
     Weighted average common shares outstanding   18,381,967  18,331,858  18,207,852  18,329,759
                                                  ----------  ----------  ----------  ----------
Basic EPS                                         $    0.002  $     .023  $    0.011  $    .0005
                                                  ==========  ==========  ==========  ==========


                                                  Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                      1998       1999        1998       1999
                                                   ---------- ----------  ----------  --------

Diluted EPS Computation:
     Numerator
     Net income                                   $  124,292 $   575,907  $  377,730  $  471,380
     Preferred stock dividends                       (90,000)   (146,175)   (173,000)   (462,887)
                                                  ----------  ----------  ----------  ----------
     Net income available to common stockholders      34,292     429,732     204,730       8,493
                                                  ==========  ==========  ==========  ==========
   Denominator -
     Weighted average common shares outstanding   18,381,967  18,331,858  18,207,852  18,329,759
                Employee                             370,530     173,789     537,307     138,883
                Warrants                               3,548          --       6,341          --
                                                  ----------  ----------  ----------  ----------
                                                  18,756,045  18,505,647  18,751,500  18,468,642
                                                  ==========  ==========  ==========  ==========
Diluted EPS                                       $    0.002  $     .023  $    0.011  $    .0005
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

                                       PARALLEL PETROLEUM CORPORATION


                                       BY:  /s/ THOMAS R. CAMBRIDGE
Date:  January 19, 2000                ----------------------------------------
                                       Thomas R. Cambridge
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer



Date:   January 19, 2000               BY:  /s/ LARRY C. OLDHAM
                                       ----------------------------------------
                                       Larry C. Oldham,
                                       President ( Principal Financial Officer)