Form 10-K
period 1999-12-31
PARALLEL PETROLEUM CORP /DE/
filed 2000-03-30
CIK 750561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - K

        [X]      Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

        [ ]     Transition Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                For the transition period from ______ to ______.


                      Commission File Number: 0 - 13305


                         PARALLEL PETROLEUM CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                           75-1971716
-------------------------------                         -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


      110 North Marienfeld Street
     One Marienfeld Place, Suite 465
             Midland, Texas                                    79701
----------------------------------------                     ----------
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


                                    Yes x           No



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 2000 was approximately $50.8 million, based on the last sale price of the common stock on the same date.

     At March 15, 2000 there were 20,331,858 shares of common stock outstanding.

                                    FORM 10-K

                         PARALLEL PETROLEUM CORPORATION

                                TABLE OF CONTENTS


 Item No.                                                                  Page

                                     PART I

Item    1.              Business                                              1
Item    2.              Properties                                           16
Item    3.              Legal Proceedings                                    19
Item    4.              Submission of Matters to a Vote
                           of Security Holders                               19

                                     PART II

Item    5.              Market for Registrant's Common Equity and
                           Related Stockholder Matters                       20
Item    6.              Selected Financial Data                              22
Item    7.              Management's Discussion and Analysis of
                           Financial Condition and Results of Operations     23
Item    7A.             Quantitative and Qualitative Disclosures
                           About Market Risk                                 34
Item    8.              Financial Statements and Supplementary Data          35
Item    9.              Changes in and Disagreements with
                           Accountants on Accounting and Financial
                           Disclosure                                        35

                                    PART III

Item    10.             Directors and Executive Officers of the Registrant   36
Item    11.             Executive Compensation                               38
Item    12.             Security Ownership of Certain Beneficial Owners
                           and Management                                    44
Item    13.             Certain Relationships and Related Transactions       46


                                     PART IV

Item    14.             Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K                           47

                           Forward-Looking Statements


     Some statements contained in our Form 10-K report are "forward-looking statements". All statements other than statements of historical facts included in this report, including without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "continue," "present value," "future" or "reserves" or other variations or comparable terminology. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, we can't give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

         .  risks associated with the drilling of wells;

         .  competition;

         .  future capital requirements and availability of financing;

         .  fluctuations in prices of oil and gas;

         .  governmental regulations;

         .  geological concentration of our reserves; and

         .  general economic conditions.

     For these and other reasons, actual results may differ materially from those projected or implied. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements.

                                     PART I




ITEM 1. BUSINESS



General

     Parallel Petroleum is an independent energy company. Our primary business is oil and natural gas exploration, development and production, and the acquisition of producing properties in two core areas:

         .   the onshore gulf coast area of south Texas; and

         .   the Permian Basin of west Texas.


     Throughout this report, we refer to some terms that are commonly used and understood in the oil and gas industry. These terms are: Mcf, Bcf, Bbls and EBO. Mcf refers to the quantity of one thousand cubic feet of natural gas. Bcf means one billion cubic feet of natural gas. Bbls means barrels of oil or crude oil condensate. An EBO is an equivalent barrel of oil, or 6 Mcf of natural gas for one barrel of oil.

     As you read this report, it is important for you to understand our relationship with First Permian, L.L.C., a Delaware limited liability company. On June 25, 1999, we joined with three other companies and formed First Permian, which acquired oil and gas properties from Fina Oil and Chemical Company. If you will turn to page 4 of this report, you will find detailed information about First Permian and its acquisition of properties under the heading Significant Developments in 1999. Unless we state that the information about Parallel in this report includes Parallel's 35% membership interest in First Permian, you should keep in mind that references to Parallel, we, our or similar terminologies exclude First Permian.

     Proved Reserves as of December 31, 1999

     At December 31, 1999, our estimated proved reserves were approximately 1.0 million Bbls of oil and 17.3 Bcf of natural gas. The present value of our pretax future net revenues, discounted at 10%, was approximately $25.5 million. Approximately 74% of our proved reserves are natural gas and approximately 70% are categorized as proved developed reserves.

     As of December 31, 1999, an independent engineering firm estimated that First Permian had total proved reserves of 29.2 million Bbl of oil and 23.4 Bcf of natural gas. Based on our 35% interest in First Permian's oil and gas reserves, this represented 10.2 million Bbl of oil and 8.2 Bcf of natural gas, net to Parallel's interest.

     The First Permian properties complement our existing Permian Basin production and reserves. The properties are long-lived with low decline rates, which helps offset the higher decline rates of our reserve base in the Yegua/Frio/Wilcox gas trend in south Texas. At December 31, 1999, the reserve life of First Permian's properties (total estimated proved reserves divided by the prior 12 months production) was approximately 35 years. This compares with a reserve life of our existing proved reserves at December 31, 1999 of approximately 6 years. At December 31, 1999, the reserve life of our properties, after including our 35% share of First Permian's oil and gas reserves, increased to approximately 16 years.

     During 1999, we participated in drilling 18 gross (5 net) exploratory and development wells. Thirteen gross (3.3 net) wells were productive and 5 gross (1.7 net) wells were dry holes.

     Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1984.

     Our executive offices are located at 110 N. Marienfeld, Suite 465, Midland, Texas 79701. Our telephone number is (915) 684-3727.

Business Strategies

     Our business strategy is to increase oil and gas reserves, production, cash flow and earnings by:

     . using 3-D seismic and other advanced technologies to conduct exploratory activities;

     . investing in high-potential exploration prospects;

     . acquiring producing properties we believe can add incremental value;

     . exploiting our existing producing properties;

     . emphasizing cost controls; and

     . positioning for opportunity.


     Following this strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and in the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas. Additionally, we have acquired oil and gas producing properties in the Permian Basin of west Texas. Capital used to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flow from operations.

     We continually screen, review and evaluate potential leases and prospects. Our sources for possible acquisitions include independent landmen, independent oil and gas operators, geologists and engineers. We also evaluate properties that become available for purchase from major oil companies. If our review of an undeveloped lease or prospect or a producing property indicates that it may have geological characteristics favorable for 3-D seismic analysis, we may decide to acquire a working interest in the property or an option to acquire a working interest. In the case of producing properties, we also seek properties that are underperforming relative to their potential. To reduce our financial exposure in any one prospect and participate in more prospects, we enter into co-ownership arrangements with third parties under standard industry form operating agreements. This is common in the industry and enables us to share the drilling and related costs and dry-hole risks with other participants. From time to time, we sell prospects to third parties or farm-out prospects and retain an interest in revenues from these prospects.

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

     . the technological capabilities to conduct a thorough evaluation of a particular project; and

     . a small staff that can respond quickly to exploration and acquisition opportunities.


     The  steps we use to implement our business strategies include:

     Focusing on Exploration Activities. We seek to increase our oil and gas reserves and production through targeted exploration activities in our core operating areas and we focus on prospects having the following characteristics:

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

     Using Advanced Technologies. We believe the use of 3-D seismic data and other advanced technologies provides us with a risk management tool. Our use of these technologies in exploring for and developing oil and gas properties can:

     .    reduce drilling risks;

     .    lower finding costs; and

     . provide for more efficient production of oil and natural gas from our properties.


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

     We believe that using 3-D seismic and AVO technologies also gives us a competitive advantage because it increases the likelihood of successful drilling. When we evaluate exploratory prospects in geographical areas where the use of 3-D seismic and other advanced technologies are not likely to provide any advantages, we use traditional evaluation methods, such as 2-D seismic technology.

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

Significant Developments in 1999

     On June 25, 1999, we joined with three other oil and gas companies and formed First Permian, L.L.C., a Delaware limited liability company, to acquire oil and gas properties from Fina Oil and Chemical Company. The acquired assets included oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas.

     On June 30, 1999, First Permian entered into a Merger Agreement with Fina Oil and Chemical Company. Under terms of the Merger Agreement, Fina transferred all of the oil and gas properties to a wholly owned subsidiary of Fina which was then merged into First Permian. Upon completing the merger, and after giving effect to the purchase price adjustments required by the Merger Agreement, First Permian paid to Fina cash in the aggregate amount of approximately $92.0 million.

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

     Parallel and Baytech are the managers of First Permian and at December 31, 1999 each owned a 35% membership interest. Tejon Exploration, Mansefeldt Investment and affiliates of Mansefeldt owned the remaining 30% interest at that same date.

     Senior Secured Loans - First Permian

     The purchase price was financed, in part, with the proceeds of a revolving credit facility provided by Bank One, Texas, N.A. to First Permian. The principal amount of the initial loan from Bank One was $74.0 million. Under terms of a Credit Agreement, dated June 30, 1999, among First Permian, Parallel, Baytech and Bank One, as amended and restated on August 16, 1999, the principal amount outstanding under the revolving credit facility bears interest, at First Permian's election, at Bank One base rate plus 1.50% or the Eurodollar rate plus 3.25% until such time as the subordinated unsecured loans described below are paid in full. When these subordinated loans have been paid in full, the revolving credit facility will bear interest at First Permian's election at Bank One's base rate plus a margin ranging from .25% to .75%, depending upon the outstanding principal balance of the borrowings under the Credit Agreement, or the Eurodollar rate plus a margin ranging fr 2.00% to 2.50%, depending upon the outstanding principal balance of the borrowings under the Credit Agreement. The revolving credit facility provides for revolving loans subject to a borrowing base and a monthly commitment reduction amount of $250,000. The monthly commitment reduction commences on October 1, 1999 and continues with a like reduction on the first day of each following month. The borrowing base and the monthly commitment reduction amount may be redetermined by Bank One on January 1 and July 1 of each year or at other times requested by First Permian. All outstanding principal under the revolving credit facility is due and payable on July 1, 2002. Interest is payable on the last day of each month. The revolving credit facility is subject to an unused commitment fee of .50% on the unadvanced portion of the borrowing base amount. The loan is secured by substantially all of the oil and gas properties First Permian acquired from Fina. Parallel and Baytech each guaranteed $10.0 million of the loans from Bank One.

     Subordinated Unsecured Loans - First Permian

     In addition to the $74.0 million loan from Bank One, First Permian also borrowed $8.0 million from each of Tejon Exploration Company and Mansefeldt Investment Corporation. Under terms of an Intercreditor Agreement, dated June 30, 1999, among First Permian, Bank One, Tejon Exploration Company and Mansefeldt Investment Corporation, the loans made by Tejon and Mansefeldt are subordinate in all respects to the senior loans made by Bank One.

     The loans made by Tejon Exploration Company and Mansefeldt Investment Corporation are unsecured. Each subordinated loan required a principal payment of $2.5 million on December 31, 1999. On December 31, 1999, principal payments in the aggregate amount of $8.5 million were made by First Permian on the subordinated loans. In January 2000, First Permian made an additional principal payment in the amount of $3.2 million. As of March 15 2000, the total amount of outstanding subordinated debt was $4.3 million, which is payable on June 30, 2000.

     During 1999, First Permian approved a plan to dispose of selected noncore oil and gas properties. In December 1999 and January 2000, First Permian sold certain properties and received net cash proceeds of approximately $20.6 million, which were used to reduce First Permian's outstanding senior and subordinated debt.

     In conjunction with the reduction of the subordinated debt, the members of First Permian entered into an agreement that increased each of Parallel's and Baytech's interest from 22.5% to 35%, effective December 31, 1999. Tejon, Mansefeldt, and affiliates of Mansefeldt own the remaining 30% interest.

     Principal payments on the  subordinated  loans can only be made with:

     . the net cash proceeds from the issuance of equity securities by First Permian;

     . advances under the Credit Agreement to the extent attributable to an increase in the borrowing base above $74.0 million;

     . proceeds from sales of assets of First Permian with the prior written consent of Bank One, after Bank One determines a new borrowing base (after giving effect to the sale of assets); or

     .    any other  source of payment  with the prior  written  consent of Bank
          One.

     Each principal payment on the subordinated loans can only be made if:

     . the full payment of all amounts then due and payable under the Credit Agreement have been made or provided for in accordance with the Credit Agreement; and

     . no event of default has occurred or would occur as a result of such payment.

     All unpaid principal and accrued but unpaid interest as of July 1, 2000 will be deemed to be principal and will be paid in twenty equal quarterly payments of principal on March 31, June 30, September 30 and December 31 of each year commencing September 30, 2000. Any payments of principal or interest on the subordinated loans after June 30, 2000 may only be made with the prior written consent of Bank One. Tejon and Mansefeldt may, at their option and with the agreement of First Permian, irrevocably convert any claims they have to the subordinated loans to an equity interest in First Permian.

                                       6
     Interest on the unpaid balance of the subordinated loans accrues from June 30, 1999 until the earlier of the date of payment or June 30, 2000 at the prime rate of interest charged by Bank One. After June 30, 2000, interest accrues at the lowest prime rate of interest as published in the Money Rates Section of the Wall Street Journal.

     Interest on the subordinated loans is payable monthly in arrears on the last day of each month, commencing July 31, 1999 and ending June 30, 2000.

     Simultaneous Sale of Acquired Properties - First Permian

     In addition to the loans made to First Permian by Bank One, Tejon, Mansefeldt and MDJ Minerals, L.L.P., a Texas limited liability partnership controlled by Tejon and Mansefeldt, entered into a Purchase and Sale Agreement, dated June 30, 1999, with First Permian. Under terms of the Purchase and Sale Agreement, First Permian sold certain oil and gas mineral interests that were simultaneously acquired by it in the merger. First Permian sold the properties to MDJ Minerals, L.L.P. for the cash purchase price of $5.0 million. A portion of the sales proceeds were used by First Permian in payment of the purchase price of the properties acquired from Fina under the merger.

Exploration and Development Activities in 1999

     The scope of our exploration and development activities is affected by oil and gas prices. Our 1999 capital expenditures were approximately 77% lower than our capital expenditures in 1998, primarily because of a reduction in our drilling activities caused by low oil and gas prices in 1998 and the first part of 1999. Additionally, capital expenditures for 3-D seismic acquisition costs were significantly lower in 1999 because we completed and funded most of our 3-D seismic activities in 1998. Although oil prices began increasing in mid-1999, we are still recovering from a protracted period of low oil and gas prices.

     Gulf Coast Area of South Texas

     During 1999, our principal exploration and development activities continued to be concentrated in south Texas. Our activities were conducted in the Yegua/Frio/Wilcox gas trend in the onshore gulf coast areas in Dewitt, Jackson, Lavaca, Victoria and Wharton Counties. This trend has been our primary area of activity since 1993.

     We participated in drilling 18 wells in 1999, all of which were drilled in the gulf coast area of south Texas. The following table shows the results of our 1999 drilling activity in the Yegua/Frio/ Wilcox gas trend of south Texas.


                           1999 Drilling Activity
                        Yegua/Frio/Wilcox Gas Trend

                                        No. of
          Target       Depth Range      Wells
        Formation        (feet)        Drilled    Productive    Dry
        ------------------------------------------------------------
        Yegua        6,300 - 13,000      3            2          1
        Frio         6,400 -  8,400     15           11          4
        Wilcox      13,200 - 17,500      0            0          0
                                      ----         ----       ----
        Total                           18           13          5
                                      ====         ====       ====


     At March 1, 2000, we owned interests in 84 gross (23.9 net) wells in south Texas.

     Our exploration activities in the Yegua/Frio/Wilcox gas trend are conducted under exploration agreements with third party participants. These agreements allow us to participate in the acquisition and ownership of:

     .    3-D seismic surveys;

     .    options to acquire oil and gas leasehold interests; and

     .    undivided working interests in oil and gas leases.


     Our exploration agreements include area of mutual interest provisions. Generally, an AMI is an agreed upon area of land which is subject to rights of first refusal among the participants. For example, if we acquire any minerals, royalty, overriding royalty, oil and gas leasehold or other interests in the AMI, we would then be obligated to offer the other participants the right to purchase their pro rata share of the interest on the same terms that we acquired the interest. If the other participants elect not to acquire their pro-rata share, we would then typically be free to retain or sell our interest for our own account.

     The 3-D seismic survey data we obtain is confidential and shared only with our participants. Typically, seismic data is obtained from seismic operations conducted over large blocks of acreage. Our actual working interest ownership in acreage surveys is less than the total area surveyed.

     Permian Basin of West Texas

     Before entering the gulf coast area of south Texas in 1993, our principal activities were focused on acquiring producing properties in the Permian Basin of west Texas. These properties produce primarily crude oil. At December 31, 1999, we were the operator of all our Permian Basin properties.

     We emphasize an ongoing program of enhancement, remedial and development drilling activities on our Permian Basin properties when oil prices are at levels to support these activities. In 1999, because of cash flow restrictions, we limited our capital expenditures on our Permian Basin properties primarily to those activities necessary to maintain optimum well performance.

     When funds are available to support enhancement, remedial and development drilling activities on our Permian Basin properties, we intend to allocate available funds for these activities. Enhancement and remedial activities include:

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


     From time to time, we may also renegotiate gas purchase contracts or reconfigure gathering lines. In connection with our enhancement operations, we routinely review the performance and economics of our oil and gas properties. When necessary, we take corrective action, such as:

     .    shutting-in temporarily uneconomic properties;

     .    plugging wells we believe to be permanently impaired or depleted;

     . terminating oil and gas leases that are uneconomic under existing operating conditions; and/or

     .    selling properties to third parties.


     During the fourth quarter of 1999, we sold our 100% working interest (82% net revenue interest) in the Chenot Gas Field, Pecos County, Texas. Net proceeds from the sale were approximately $675,000 and were used to repay borrowings under our revolving credit facility.

Drilling and Acquisition Costs

     The following table shows our oil and gas property acquisition, exploration and development costs for the periods indicated.



                                                         Year Ended December 31,
                                          ------------------------------------------------
                                             1999       1998      1997     1996     1995
                                           -------    -------   -------  -------  -------
                                                              (in thousands)

     Transfers from (to) undeveloped
        leases held for sale (1)           $ (2,128)  $     -  $      -  $    60  $   197

     Proved property acquisition costs           42        89       918    3,839      372

     Unproved property acquisition costs      1,979     6,034     7,710      369      841

     Exploration costs                        1,856     8,556     9,604    8,669    1,519

     Development costs                          639     3,873     4,877    3,963      889
                                           --------  --------  --------  -------  -------
                                           $  2,388  $ 18,552  $ 23,109  $16,900  $ 3,818
                                           ========  ========  ========  =======  =======

------------------

(1) Reflects costs associated with assets classified as being held for sale. The actual amount spent on capital expenditures during 1999, excluding this transfer, was approximately $4.5 million.


Oil and Natural Gas Prices are Volatile

     Industry conditions started deteriorating during the latter part of 1997 and continued throughout 1998 and into early 1999, primarily because of declining oil prices. Natural gas prices also declined during this period because of warm weather conditions, which reduced demand.

     Our profitability and cash flows are highly dependent on the prices we receive for our oil and natural gas. Oil and natural gas prices have continued to improve since mid -1999 but the effects of 18 months of low prices continue to affect capital availability.

     If prices should decline substantially from current levels for a sustained period of time, this could have a material adverse effect on our future operations and financial condition.

     Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond our control. These factors include:

     .    weather conditions;

     .    the supply of foreign oil;

     .    the level of product demand;

     .    worldwide economic conditions; and

     .    the price and availability of alternative fuels.


     The average prices we received for the oil and natural gas we produced in 1999, 1998 and 1997 are shown in the following table:


                                          Average Price Received for the
                                             Year Ended December 31,
                                          -------------------------------
                                            1999         1998      1997
                                           ------       ------    ------

                   Oil (Bbl).............. $ 17.32      $12.49     $19.88

                   Natural gas (Mcf)...... $  2.27      $ 2.04     $ 2.70


     The average price we received for our oil sales at March 15, 2000 was approximately $28.00 per Bbl. At the same date, the average price we were receiving for our natural gas was $2.75 per Mcf. At December 31, 1999, approximately 74% of our daily production was natural gas and 26% was oil. There is substantial uncertainty regarding future oil and gas prices and we can provide no assurance that prices will remain at current levels.

Part of Our Business is Seasonal in Nature

     Weather conditions affect the demand for and prices of natural gas and can also delay drilling activities, disrupting our overall business plans. Demand for natural gas is typically higher during winter months.

Our Oil and Gas Operations Are Subject to Many Inherent Risks

     Oil and gas drilling activities and production operations are highly speculative and involve a high degree of risk. These operations are marked by unprofitable efforts because of dry holes and wells that do not produce oil or gas in sufficient quantities to return a profit. The success of our operations depends, in part, upon the ability of our management and technical personnel. There is no assurance that our oil and gas drilling or acquisition activities will be successful, that any production will be obtained, or that any such production, if obtained, will be profitable.

     Our operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas. These hazards and risks include:

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

     Our oil and gas operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

Executive Officers of Parallel

     At March 15, 2000, Parallel's executive officers were Thomas R. Cambridge and Larry C. Oldham.

     Mr. Cambridge, age 64, is the Chief Executive Officer and Chairman of the Board of Directors of Parallel. He is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such activities have been carried out through Cambridge Production, Inc., a Texas corporation. Mr. Cambridge has served a Director of Parallel since February 1985; as President during the period from October 1985 to October 1994; and as Chairman of the Board of Directors and Chief Executive Officer since October 1985. He received a Bachelors degree in geology from the University of Nebraska in 1958 and a Masters of Science degree in 1960.

     Mr. Oldham, age 46, is a founder of Parallel. He has served as an officer and Director since Parallel's formation in 1979. He served as Executive Vice-President until October 1994 when he became President. He received a Bachelor of Business Administration degree from West Texas State University in 1975. Mr. Oldham is a member of the Permian Basin Landman's Association.

     The term of both officers expires at Parallel's annual meeting of Directors or when their respective successors are duly elected and qualified. There is no family relationship between the executive officers.

     Parallel is the beneficiary of a $1.0 million key-man life insurance policy on the life of Mr. Cambridge and a $5.0 million key-man life insurance policy on the life of Mr. Oldham.

Employees

     At March 15, 2000, Parallel had seven full time employees. Mr. Thomas R. Cambridge, the Chief Executive Officer and Chairman of the Board of Directors of Parallel, serves in the capacity of a consultant, and not as a full-time employee. Parallel also retains independent land, geological, geophysical and engineering consultants and expects to continue to do so in the future. Additionally, Parallel retains seven contract pumpers on a month-to-month basis.

     We consider our employee relations to be satisfactory. None of our employees are represented by a union and we have not experienced work stoppages or strikes.

Wells Drilled

     The following table shows certain information concerning the number of gross and net wells we drilled during the three-year period ended December 31, 1999.



                        Exploratory Wells (1)           Development Wells (2)
                   ------------------------------   ----------------------------------
                      Productive         Dry          Productive            Dry
 Year Ended       ---------------- ---------------  ----------------  ----------------
December 31,       Gross      Net   Gross     Net    Gross     Net     Gross      Net
------------      -------    ----- -------   -----  -------   -----   -------    -----

  1999              11.0      2.50    5.0     1.70     2.0      .80       .0       .00
  1998               9.0      2.16    8.0     1.71     4.0     1.16      2.0       .45
  1997              19.0      4.45   17.0     4.08     7.0     6.54      1.0       .20


-------------------

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

     At March 15, 2000, we were  participating in the completion of 3 gross (.48 net) gas wells in Wharton and Victoria, Counties, Texas. At that same date, 3 gross (.80 net) gas wells in Victoria, Dewitt and Jackson Counties, Texas were waiting on completion.

Volumes, Prices and Lifting Costs

     The following table shows certain information about our production, including the volumes of oil and gas we produced, the average sales prices per Mcf of gas and Bbl of oil produced, and the average production, or lifting, cost per EBO for the three-year period ended December 31, 1999.



                                     Year Ended December 31,
                         ----------------------------------------------
                               1999          1998              1997
                           -----------    ----------        ----------

Net Production
    Oil (Bbls)               163,696        185,474           175,246
    Gas (Mcf)              2,708,516      3,275,882         3,383,190
    EBO(1)                   615,115        731,454           739,111

Average Sales Price
    Oil (per Bbl)             $17.32         $12.49            $19.88
    Gas (per Mcf)             $ 2.27         $ 2.04            $ 2.70
    EBO                       $14.59         $12.31            $17.07

Average Production
    (lifting) Cost per EBO    $ 3.83         $ 3.33            $ 4.29

Operating Margin
    per EBO(2)                $10.76         $ 8.98            $12.78

Depletion per EBO             $ 8.30         $ 8.07            $ 5.29


-----------------------

(1) An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2) Operating margin is determined by deducting the average production cost per EBO from the average sales price per EBO.

     Our 1999 gas sales represented approximately 68% of our combined oil and gas sales for the year ended December 31, 1999.

Markets and Customers

     Our oil and gas production is sold at the well site on an as produced basis at market-related prices in the areas where the producing properties are located. We do not refine or process any of the oil or natural gas we produce and all of our production is sold to unaffiliated purchasers on a month-to-month basis.

     In the table below, we show the purchasers that accounted for 10% or more of our revenues during the specified years.


                                                1999           1998         1997
                                                ----           ----         ----

EOTT Energy Operating Limited Partnership         5%            11%          12%

Cox & Perkins Exploration, Inc.                  14%            24%          53%

Allegro Investments, Inc.                        27%            22%           -

Brayton Operating Corp.                          26%            18%           -



     We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce. Other purchasers are available in our areas of operations.

     We are not obligated to provide a fixed and determinable quantity of oil or natural gas under any existing arrangements or contracts.

     Our business does not require us to maintain a backlog of products, customer orders or inventory.

Office Facilities

     Our corporate offices consist of approximately 5,776 square feet of leased space in Midland, Texas. Our current rental rate is $3,851 per month until May 31, 2001, when the lease expires.

Competition

     The oil and gas industry is highly competitive, particularly in the areas of acquiring exploration and development prospects and producing properties. The principal means of competing for the acquisition of oil and gas properties are the amount and terms of the consideration offered. Our competitors include major oil companies, independent oil and gas concerns and individual producers and operators. Many of these competitors have financial resources, staffs and facilities much larger than ours.

     The principal resources we need for acquiring, exploring, developing, producing and selling oil and gas are:

     .    leasehold   prospects   under  which  oil  and  gas  reserves  may  be
          discovered;

     .    drilling rigs and related equipment to explore for such reserves; and

     . knowledgeable and experienced personnel to conduct all phases of oil and gas operations.


Oil and Gas Regulations

     Our operations are regulated by certain federal and state agencies. Oil and gas production and related operations are or have been subject to:

     .    price controls;

     .    taxes; and

     .    environmental and other laws relating to the oil and gas industry.


     We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on our business, financial condition or results of operations.

     Our oil and gas exploration, production and related operations are subject to extensive rules and regulations that are enforced by federal, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are frequently amended or reinterpreted, we are not able to predict the future cost or impact of complying with such laws.

     Texas and many other states require drilling permits, bonds and operating reports. Other requirements relating to the exploration and production of oil and gas are also imposed. These states also have statutes or regulations addressing conservation matters, including provisions for:

     .    the unitization or pooling of oil and gas properties;

     . the establishment of maximum rates of production from oil and gas wells; and

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

     . The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters, other oil and gas wastes, any form of pollutant, and, in some instances, storm water runoff, into waters of the United States. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge and, alon with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also provide civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters. The cost of compliance with the OPA and the FWPCA have not historically been material to our operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely affect us in the future. Although no assurances can be given, we believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

     . Solid Waste. Parallel generates non-hazardous solid wastes that fall under the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. The EPA and the states in which we operate are considering the adoption of stricter disposal standards for the type of non-hazardous waste we generate. The Resource Conservation and Recovery Act also governs the generation, management, and disposal of hazardous wastes. At present, we are not required to com substantial portion of the Resource Conservation and Recovery Act requirements because our operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during operations, could in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such changes in the regulations may result in Parallel incurring additional capital expenditures or operating expenses.

     . Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act, sometimes called CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a hazardous substance into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazard substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may have managed substances that may fall within CERCLA's definition of a hazardous substance. We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where we disposed of or arranged for the disposal of these substances. This potential liability extends to properties that we owned or operated, as well as to properties owned and operated by others at which disposal of Parallel's hazardous substances occurred.

     Parallel may also fall into the category of a current owner or operator. We currently own or lease numerous properties that for many years have been used for exploring and producing oil and gas. Although we believe we use operating and disposal practices standard in the industry, hydrocarbons or other wastes may have been disposed of or released by us on or under properties that we have owned or leased. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA, and analogous state laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property, including contaminated groundwater, or to perform remedial plugging operations to prevent future contamination.

ITEM 2. PROPERTIES

General

     Our principal properties consist of developed and undeveloped oil and gas leases and the reserves associated with these leases. Generally, developed oil and gas leases remain in force so long as production is maintained. Undeveloped oil and gas leaseholds are generally for a primary term of five or ten years. In most cases, we can extend the term of our undeveloped leases by paying delay rentals or by producing reserves that we discover under our leases.

Producing Wells and Acreage


     We have presented the following table to provide you with a summary of the producing oil and gas wells and the developed and undeveloped acreage in which we owned an interest at December 31, 1999. We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests.


                          Producing Wells                     Acreage
              ------------------------------------  ---------------------------------
                     Oil                  Gas          Developed      Undeveloped
              ------------------   ---------------  ----------------  ---------------
               Gross     Net (1)    Gross  Net (1)   Gross    Net (2)  Gross   Net (2)
               -----     -------    -----  -------   -----    -------  -----   -------

Texas            77       60.5        98    36.25    37,829    25,109  59,201   10,239

New Mexico        -          -         -        -         -         -  11,357      340

Oklahoma          -          -         1      .25         -         -       -        -
                ---       ----       ---    -----    ------    ------  ------   ------
     Total       77       60.5        99    36.50    37,829    25,109  70,558   10,579
                ===       ====       ===    =====    ======    ======  ======   ======

-----------------
(1) Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(2) Net acres are computed by multiplying the number of gross acres by our working interest in the gross acres.

     In addition to the interests we own in developed and undeveloped acreage, at December 31, 1999 we also owned options to acquire interests in an additional 12,479 gross (1,247 net) acres in Texas.

     At December 31, 1999, we were operating 77 wells in which we also owned interests. Approximately 44% of the discounted present value of our oil and gas reserves at December 31, 1999 is attributable to wells operated by us. As operator, we supervise the drilling, completion and production of wells and the further development of surrounding properties.

     The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for general and administrative expenses for operating the wells.

     Except for our oil and gas leases, we do not own any patents, licenses, franchises or concessions which are significant to our oil and gas operations.

Title to Properties

     As is customary in the oil and gas industry, we make only a cursory review of title to undeveloped oil and gas leases at the time they are acquired. These cursory title reviews, while consistent with industry practices, are necessarily incomplete. We believe that it is not economically feasible to review in depth every individual property we acquire, especially in the case of producing property acquisitions covering a large number of leases. Ordinarily, when we acquire producing properties, focus our review efforts on properties believed to have higher values and will sample the remainder. However, even an in-depth review of all properties and records may not necessarily reveal existing or potential defects nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. In the case of producing property acquisitions, inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. In the case of undeveloped leases or prospects we acquire, before any drilling commences, we will usually cause a more thorough title search to be conducted, and any material defects in title that are found as a result of the title search are generally remedied before drilling a well on the lease commences. We believe that we have good title to our oil and gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. The oil and gas properties we own are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. We do not believe that any of these encumbrances or burdens will materially affect our ownership or the use of our properties.

Oil and Gas Reserves

     Our oil and gas reserves were estimated as of December 31, 1999 by Williamson Petroleum Consultants, Inc., Midland, Texas.

     At December 31, 1999, excluding our 35% interest in First Permian's oil and gas reserves, our estimated proved reserves were approximately 1.0 million Bbls of oil and 17.3 Bcf of gas, or 3.9 million EBOs.

     The   information  in  the  following   table  provides  you  with  certain
information regarding our proved reserves at December 31, 1999.



                                                                 Proved                Proved
                                                                Developed            Undeveloped             Total
                                                             ---------------       ---------------       --------------


Oil (Bbls)                                                         588,738               419,071            1,007,809

Gas (Mcf)                                                       12,685,389             4,598,323           17,283,712

Future Net Revenues (before income taxes)                     $ 28,839,778         $  10,698,131         $ 39,537,909

Present Value of Future Net Revenues (before income taxes)    $ 20,899,986         $   4,599,010         $ 25,498,996


     For additional information concerning our estimated proved oil and gas reserves, you should read Note15 in the Financial Statements. See Item 8 - Financial Statements and Supplementary Data.

     The   information  in  the  following   table  provides  you  with  certain
information regarding our 35% interest in First Permian's proved reserves at December 31, 1999.


                                                                  Proved                Proved
                                                                Developed            Undeveloped             Total
                                                             ---------------       ---------------       --------------

Oil (Bbls)                                                       5,948,916             4,277,388           10,226,304

Gas (Mcf)                                                        7,764,555               425,957            8,190,512

Future Net Revenues (before income taxes)                     $ 85,681,495          $ 68,436,103         $154,117,598

Present Value of Future Net Revenues (before income taxes)    $ 42,935,227          $ 30,734,215         $  73,669,442


     For additional information concerning our 35% interest in First Permian's reserves, you should read Note 14 in the Financial Statements. See Item 8 - Financial Statements and Supplementary Data.

     The reserve data in this report represent estimates only. Reservoir engineering is a subjective process. There are numerous uncertainties inherent in estimating our oil and natural gas reserves and their estimated values. Many factors are beyond our control. Estimating underground accumulations of oil and natural gas cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production after the date of such estimates. Consequently, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     Generally, the volume of production from oil and natural gas properties declines as reserves are produced and depleted. Unless we acquire properties containing proved reserves or conduct successful drilling activities, our proved reserves will decline as we produce our existing reserves. Our future oil and natural gas production is highly dependent upon our level of success in acquiring or finding additional reserves.

     We do not have any oil or gas reserves outside the United States.

     Our oil and gas reserves and production are not subject to any long term supply or similar agreements with foreign governments or authorities.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     We did not submit any matter to a vote of our stockholders during the fourth quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Our common stock trades on the Nasdaq National Market under the symbol PLLL. The following table shows, for the periods indicated, the high and low closing sales prices for the common stock as reported by Nasdaq.


                                                 Price Per Share
                                            -----------------------
                                              High             Low
                                             ------           -----

                1997

                        First quarter        $5.81            $4.31
                        Second quarter       $5.50            $3.88
                        Third quarter        $6.88            $4.38
                        Fourth quarter       $7.25            $5.25

                1998

                        First quarter        $7.06            $5.37
                        Second quarter       $6.25            $4.12
                        Third quarter        $4.93            $2.62
                        Fourth quarter       $2.93            $1.34

                1999

                        First quarter        $1.87            $1.00
                        Second quarter       $2.34            $1.25
                        Third quarter        $3.00            $1.75
                        Fourth quarter       $2.53            $1.37


     The last sale price of our common stock on March 15, 2000 was $2.50 per share, as reported on the Nasdaq National Market.

     As of March 15, 2000, there were approximately 2,100 stockholders of record.

     We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. The revolving credit facility we have with our bank lender prohibits the payment of dividends on the common stock. Our 6% convertible preferred stock also contains provisions which restrict us from paying dividends or making distributions on our common stock if all dividends on the preferred stock have not been paid in full. Any dividends that are not declared and paid will accumulate a all accumulated dividends must be paid in full before dividends may be paid to holders of common stock. The credit facility allows us to pay dividends on our outstanding shares of preferred stock as long as we are not in default under the terms of the credit facility. The holders of the preferred stock are entitled, as and when declared by the Board of Directors, to receive an annual dividend of $.60 per share, payable semi-annually on June 15 and December 15 of each year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Capital Resources and Liquidity" on page 31.

     On November 19, 1999, we completed the private sale of 2.0 million shares of our common stock. In addition to sales made directly by Parallel, Everen Securities, Inc., Netherland Securities, Inc. and Philip Proctor acted as placement agents. The common stock was sold to 22 accredited investors and eight unaccredited investors at a price of $1.60 per share. Commissions in the aggregate amount of $30,000 were paid to the placement agents, which represented 5% of the proceeds from the sales of stock placed by the placement agents. The common stock was sold in reliance on the exemptions from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The net proceeds from the sale were approximately $3.1 million. Of this amount, $1.6 million was applied to the reduction of bank debt and $1.5 million was added to our working capital.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     In the table below, we provide you with selected historical financial data. We have prepared this information using the audited financial statements of Parallel for the five-year period ended December 31, 1999. It is important that you read this data along with our financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below. The selected financial data provided are not necessarily indicative of our future results of operations or financial performance.



                                                                 Year Ended December 31,
                                       ---------------------------------------------------------------------
                                           1999(1)        1998(2)        1997          1996         1995
                                       ------------   ------------  ------------  ------------  ------------

Operating revenues                     $  8,974,041   $  9,001,582  $ 12,614,242  $ 14,167,470  $  4,713,748

Operating expenses                     $ 10,173,995   $ 24,056,923  $  7,968,146  $  6,945,168  $  3,518,163

Net income (loss)                      $ (2,450,457)  $(12,995,910) $  2,743,930  $  4,330,654  $    137,080

Cumulative preferred stock dividend    $   (609,063)  $   (276,712) $         -   $         -   $         -

Net income (loss) available to
   common stockholders                 $ (3,059,520)  $(13,272,622) $  2,743,930  $  4,330,654  $    137,080

Net income (loss) per common share

   Basic                               $       (.16)  $       (.73) $        .15  $        .29  $        .01

   Diluted                             $       (.16)  $       (.73) $        .15  $        .28  $        .01

Cash  dividends - common stock         $          -   $          -  $         -   $         -   $         -

Weighted average common shares
   and common stock equivalents
   outstanding:

   Basic                                 18,549,214     18,300,998    17,862,792    14,957,404    14,860,332

   Diluted                               18,549,214     18,300,998    18,640,990    15,693,258    15,395,777

Present value of proved oil and gas
   reserves discounted at 10%
   (before estimated federal
   income taxes)                       $ 25,498,996   $ 26,822,980  $ 46,419,580  $ 67,015,980  $ 25,890,050

Working capital                        $    (71,647)  $    128,813  $ (2,162,139) $    351,517  $    639,299

Total assets                           $ 43,264,070   $ 46,564,782  $ 49,855,532  $ 38,098,169  $ 23,914,698

Total liabilities                      $ 17,463,967   $ 20,839,642  $ 20,736,779  $ 13,380,034  $ 13,079,285

Long-term debt, less current
   maturities                          $ 12,300,000   $ 18,035,889  $ 12,182,610  $  8,521,391  $ 11,674,625

Total stockholders' equity             $ 25,800,103   $ 25,725,140  $ 29,118,753  $ 24,718,135  $ 10,835,413


----------------

(1) Results include a noncash charge of $1,705,000 related to the impairment of oil and gas properties incurred in the fourth quarter of 1999, primarily a result of a decrease in year-end reserves.

(2) Results include a noncash charge of $14,757,028 related to the impairment of oil and gas properties incurred in the fourth quarter of 1998, primarily a result of low oil and gas prices at year-end.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


     The following discussion is intended to assist you in understanding our financial position and results of operations for each year in the three-year period ended December 31, 1999. You should read the following discussion and analysis in conjunction with our financial statements and the related notes.

     The  following  discussion  contains  forward-looking   statements.  For  a
description  of  limitations   inherent  in  forward-looking   statements,   see
"Cautionary Statement Regarding Forward-Looking Statements" on page ii.

Basis of Presentation

     We account for our interest in First Permian using the equity method of accounting. Under the equity method of accounting, we record our investment in First Permian at cost on the balance sheet. This is increased or reduced by our proportionate share of First Permian's income or loss, which is presented as one amount in the statements of operations. Our 35% share of First Permian's oil and gas reserves is presented separately under our oil and gas reserve information in Note 14 to the Financial Statements.

     From June 30, 1999 until December 30, 1999, we owned a 22.5 % interest in the assets, liabilities and operating results of First Permian. On December 31, 1999, our interest in First Permian increased to 35% and since that date we have owned an equivalent interest in the assets, liabilities, operating results and oil and gas reserves of First Permian.

     Our results for the year ended December 31, 1999 do not include our pro rata interest in the assets, liabilities, revenues and expenses of First Permian. Instead, our interest is reported in a line item on the income statement entitled "equity in earnings of First Permian". Our pro rata share of oil and gas reserves is presented in a separate table.

General

     Our business strategy is to increase oil and gas reserves, production, cash flow and earnings by:

     . using 3-D seismic and other advanced technologies to conduct our exploratory and development activities;

     .    investing in high-potential exploration prospects;

     .    acquiring properties that we believe add incremental value;

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

     Following this strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas. Additionally, we have acquired producing oil and gas properties in the Permian Basin of west Texas. Capital used to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flows from operations.

     Operating Performance. Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas and our production volumes. The world price for oil has overall influence on the prices that we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are influenced by:

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

     The protracted period of low oil and gas prices and a decrease in our drilling activity, which has adversely affected our ability to add new oil and gas reserves, has resulted in a reduction in our available borrowing capacity under our revolving credit facility. For more information regarding our borrowing arrangements, see Capital Resources and Liquidity beginning on page 31.

     Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this accounting method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and with the exploration and development of oil and gas reserves. See Note 11 to the Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, cost of drilling both productive and non-productive wells and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the dispositions of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized. Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. In 1999, internal costs capitalized totaled $508,883 compared with $527,500 in 1998 and $461,537 in 1997.

     Depletion of capitalized costs is calculated using the unit-of-production method based upon estimates of proved oil and gas reserves. Oil and gas production is converted to a common unit of measurement based upon relative energy content of each commodity. Costs from unproved properties are excluded from depletion until evaluated. Under the full cost method of accounting, net capitalized costs of oil and gas properties, or the full cost ceiling limitation, are not to exceed their related estimated future net revenues discounted at 10%, and lower of cost or estimated fair value of unproved properties, net of tax considerations.

     Depletion per equivalent unit of production EBO was $8.30 in 1999 versus $8.07 in 1998 and $5.29 in 1997. The increase per EBO was a result of a combination of factors including:

     . a decline in Parallel's reserve base during 1999 due to decreased drilling activity, which affected our ability to add new reserves;

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

Results of Operations

     Our business activities are characterized by frequent, and sometimes significant, changes in our:

     .    reserve base;

     .    sources of production;

     .    product mix (oil versus gas volumes); and

     .    the prices we receive for our oil and gas production.

     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three years ended December 31, 1999, 1998 and 1997.



                                                     Year Ended December 31,
                                             --------------------------------------
                                                1999(1)      1998(2)         1997
                                             -----------  ------------   ----------

Production and prices:

   Oil (Bbls)                                   163,696       185,474       175,246
   Natural gas (Mcf)                          2,708,516     3,275,882     3,383,190
   EBO (Bbls)                                   615,115       731,454       739,111
   Oil price (per Bbl)                        $   17.32     $   12.49     $   19.88
   Gas price (per Mcf)                        $    2.27     $    2.04     $    2.70
   Ratio of oil to gas price                     7.63/1        6.12/1        7.36/1
   Increase (decrease) in production
      volumes over prior year                     (16%)          (1%)         (11%)

Results of operations per EBO:

   Oil and gas revenues                       $   14.59     $   12.31     $  17.07
   Costs and expenses:
      Production costs                             3.83          3.33         4.29
      General and administrative                   1.31          1.23         1.13
      Provision for losses on trade receivables     .14            -            -
      Depreciation, depletion and amortization     8.49          8.16         5.36
      Impairment of oil and gas properties         2.77         20.17           -
                                              ---------     ---------      -------
             Total costs and expenses             16.54         32.89        10.78
                                              ---------     ---------      -------
    Operating income (loss)                       (1.95)       (20.58)        6.29
    Equity interest in earnings of
       First Permian, L.L.C.                       0.32             -            -
    Interest expense, net                         (2.39)        (1.89)       (1.09)
    Other income, net                               .03           .46          .03
                                              ---------     ---------      -------
        Pretax income (loss) per EBO          $   (3.99)    $  (22.01)     $  5.23
                                              =========     =========      =======

------------------

(1) Results include a noncash charge of $1,705,000 related to the impairment of oil and gas properties incurred in the fourth quarter of 1999, primarily a result of a decrease in year-end reserves.

(2) Results include a noncash charge of $14,757,028 related to the impairment of oil and gas properties incurred in the fourth quarter of 1998, primarily a result of low oil and gas prices at year-end.

     The following table shows the percentage of total revenues represented by each item reflected on our statements of operations for the periods indicated.

                                                Year Ended December 31,
                                            ----------------------------------
                                            1999(1)        1998(2)        1997
                                            ------         -------       -----


Oil and gas revenues                        100.0%         100.0%        100.0%

Costs and expenses:
   Production costs                          26.2           27.0          25.1

   General and administrative                 8.9            9.5           6.6

   Provision for loss on trade receivables    1.0             .5             -

   Depreciation, depletion and
      amortization                           58.2           66.3          31.4

   Impairment of oil and gas properties      19.0          163.9             -
                                           ------         ------         -----
        Total costs and expenses            113.3          267.2          63.1
                                           ------         ------         -----
Operating income (loss)                     (13.3)        (167.2)         36.9

Equity in earnings of
   First Permian, L.L.C.                      2.2              -             -

Interest expense, net                       (16.4)         (15.3)         (6.4)

Other income, net                              .2            3.8            .2
                                           ------         ------         -----
Pretax income (loss)                        (27.3)        (178.7)         30.7

Income tax (expense) benefit                    -           34.4          (8.9)
                                           ------         ------         -----
Net income (loss)                           (27.3)%       (144.3)%        21.8%
                                           ======         ======         =====

-----------------

(1) Results include a noncash charge of $1,705,000 related to the impairment of oil and gas properties incurred in the fourth quarter of 1999, primarily a result of a decrease a year-end reserves.

(2) Results include a noncash charge of $14,757,028 related to the impairment of oil and gas properties incurred in the fourth quarter of 1998, primarily a result of low oil and gas prices at year-end.

Years Ended December 31, 1999 and December 31, 1998

     Oil and Gas Revenues. Our total oil and gas revenues for 1999 were $8,974,041, a decrease of $27,541, or less than 1%, from $9,001,582 for 1998.
The decrease in revenues for 1999, compared to 1998, is related to a 16% decline in production volumes, which was partially offset by higher oil and gas prices.

     Production. On an equivalent barrel basis, 1999 production totaled 615,115 EBO compared with 731,454 EBO in 1998. The decrease in production was primarily due to normal production declines associated with producing wells and decreased drilling activity in 1999, which affected our ability to replace oil and gas produced during the year.

     Production Costs. The decrease in production costs in 1999, compared with 1998, was primarily the result of a decrease in production volumes. Production costs decreased $80,926 or 3%, to $2,353,732 for the twelve months ended December 31, 1999, from $2,434,658 for the same period of 1998. Production costs as a percentage of revenues decreased primarily because of higher oil and gas prices. Average production costs per EBO increased 15% to $3.83 for the twelve months ended December 31, 1999 compared to $3.33 in the same period of 1998, primarily because of lower production volumes and the fixed costs associated with producing wells.

     General and Administrative Expenses. General and administrative expenses decreased $49,854 or 6% to $805,934 for the year ended December 31, 1999, from $855,788 for the same period of 1998. The decrease in general and administrative expenses was primarily related to a decrease in property insurance costs and legal expenses. General and administrative expenses as a percentage of revenues decreased to 8.9% for the year ended December 31, 1999 versus 9.5% for the same period in 1998. This decrease is primarily a result of higher oil and gas prices and a 6% decline in general and administrative expenses.

     Depreciation, Depletion and Amortization Expense. DD&A expenses for 1999 decreased $742,721, or 12% to $5,223,500 versus $5,966,221 in 1998. This decrease was a result of lower production volumes. DD&A expense as a percentage of revenues decreased primarily because of lower production volumes.

     Impairment of Oil and Gas Properties. During the fourth quarter of 1999, we recognized a noncash impairment charge of $1,705,000 related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of a decrease in our year-end proved reserves. We recognized an impairment charge in 1998 of $14,757,028, or $12,269,834 net of tax, related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets in 1998 was primarily the result of the effect of significantly lower oil and natural gas prices on both proved and unproved oil and gas properties.

     Under full cost accounting rules, each quarter we are required to perform a ceiling test calculation. The full cost pool carrying values cannot exceed a company's future net revenues from its proved reserves, discounted at 10% per annum using constant current product prices, and the lower of cost or market of unproved properties.

     The ceiling test was computed using the net present value of reserves at December 31, 1999 based on prices of $24.75 per Bbl of oil and $2.20 per Mcf of natural gas. The prices used to compute the ceiling test in 1998 were $10.50 per Bbl and $2.00 per Mcf.

     Net Interest Expense. Net interest expense increased $90,875 or 6%, to $1,469,207 for the year ended December 31, 1999, from $1,378,332 for the same period of 1998. This increase was principally a result of an increase in average borrowings from our revolving line of credit facility.

     Income Tax Benefit (Expense). For the year ended December 31, 1999, we did not recognize an income tax benefit or expense because we generated net tax losses during the year. For the year ended December 31, 1998, we recognized a tax benefit of $3,100,027. At December 31, 1999 and 1998, we reviewed our deferred tax assets and, in light of the current economic conditions in the oil and gas industry, the outlook for future commodity prices, and our expected operational results in future period we believe that some of our net operating losses may expire unused. Therefore, we established a valuation allowance against them of $4,248,480 and $2,530,196 for 1999 and 1998, respectively.

     Our effective tax rate for 1999 was 0% versus 19% in 1998.  You should read
Note 5 of the Financial Statements on page F-13, included in Item 8 - Financial Statements and Supplementary Data, for further discussion of our income tax provisions and benefits.

     Net Income (Loss) and Operating Cash Flow. Our net loss, before preferred stock dividends, was $2,450,457 for the year ended December 31, 1999 compared with a net loss of $12,995,910 for the year ended December 31, 1998. The 1999 loss was primarily caused by a fourth quarter 1999 noncash impairment charge to oil and gas properties totaling $1,705,000 as a result of a decrease in proved reserves and a decline in production volumes. This compares with a fourth quarter 1998 noncash impairment charge to oil and gas properties totaling $14,757,028, the result of significantly lower oil and gas prices at year-end 1998.

     Factors contributing to the net loss were partially offset by a 19% increase in 1999 oil and gas prices, on an EBO basis, when compared with 1998 prices.

     Operating cash flow for 1999 decreased approximately $149,269 or 3%, to $4,478,043 compared with $4,627,312 for the year ended December 31, 1998. Other sources of funds included net proceeds of $17,188 from the exercise of stock options, net proceeds of $3,117,295, excluding offering costs, from the private placement of common stock, net proceeds from property sales totaling $1,111,525 and bank borrowings under our credit facility.

Years Ended December 31, 1998 and December 31, 1997

     Oil and Gas Revenues. Our total oil and gas revenues for 1998 were $9,001,582, a decrease of $3,612,660, or approximately 29%, from $12,614,242 for
1997. The decrease in revenues for 1998, compared to 1997, is related to a 28% decline in the average prices we received for our oil and natural gas production volumes, and, to a lesser degree, a 1% decline in production volumes.

     Production. On an equivalent barrel basis, 1998 production totaled 731,454 EBO compared with 739,111 EBO in 1997, a 1% decline, resulting from a 3% decrease in natural gas production. The decrease in natural gas production was primarily due to normal production declines associated with producing wells and decreased drilling activity in 1998, which limited our ability to replace oil and gas we produced during the year.

     Production Costs. The decrease in production costs for 1998, compared with 1997, was primarily the result of adding lower cost oil and gas production, a decrease in the accrual of ad valorem taxes and, to a lesser degree, a decrease in production volumes. Production costs decreased $736,576 or 23%, to $2,434,658 for the twelve months ended December 31, 1998, from $3,171,234 for the same period of 1997. Production costs as a percentage of revenues increased primarily because of lower oil and gas prices. Average production costs per EBO decreased 23% to $3.33 for the twelve months ended December 31, 1998 compared to $4.29 in the same period of 1997.

     General and Administrative Expenses. General and administrative expenses increased $61,381 or 7% to $899,016 for the year ended December 31, 1998, from $837,635 for the same period of 1997. The increase in general and administrative expenses was primarily related to salary and benefit adjustments and increased franchise taxes. General and administrative expenses as a percentage of revenues increased to 10.0% for the year ended December 31, 1998 versus 6.6% for the same period in 1997. This increase is primarily a result of the low oil and gas prices we received in 1998, which reduced revenues.

     Depreciation, Depletion and Amortization Expense. DD&A expenses for 1998 increased $2,006,944, or 51% to $5,966,221 from $3,959,277 for 1997. This increase was a result of a combination of factors that included:

     .    production of 731,454 EBO;

     .    reserve  additions  of  1,539,000  EBO;
     . a 23% decrease in our proved reserves from 6,985,333 EBO in 1997 to 6,060,534 EBO in 1998 due to low commodity prices and reservoir performance;
     . a downward revision of 1,732,000 EBO, due to property performance and low oil and gas prices; and
     . an increase in our full cost pool related to the impairment of unproved properties.

     DD&A expense as a percentage of revenues increased primarily because of the impairment charge, which increased the DD&A rate to $8.16 per EBO from $5.36 in 1997, and lower oil and gas prices, which reduced revenues.

     Impairment of Oil and Gas Properties. During the fourth quarter of 1998, we recognized a noncash impairment charge of $14,757,028, or $12,269,834 net of tax, related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of the effect of significantly lower oil and natural gas prices on both proved and unproved oil and gas properties. We did not recognize an impairment in 1997.

     Under full cost accounting rules, each quarter we are required to perform a ceiling test calculation. The full cost pool carrying values cannot exceed a company's future net revenues from its proved reserves, discounted at 10% per annum using constant current product prices, and the lower of cost or market of unproved properties.

     At December 31, 1998, oil and natural gas prices were much lower compared with 1997 year-end prices, resulting in an impairment charge to the full cost carrying value of our oil and gas properties. In response to the decline in oil prices and the softening of natural gas prices, in the third quarter of 1998, we postponed the development of certain unproved properties and instead focused on projects that were lower risk with the potential to add significant reserves. We determined that it was likely, because oil prices were at the lowest levels in decades and natural gas prices had also declined, that the postponement of developing certain unproved properties had caused a decline in the carrying values of such properties. Therefore, we included the lower of cost or market of certain unproved properties in our full cost pool for the ceiling test.

     The ceiling test was computed using the net present value of reserves at December 31, 1998 based on prices of $10.50 per Bbl of oil and $2.00 per Mcf of natural gas. The prices used to compute the ceiling test in 1997 were $17.00 per Bbl and $2.60 per Mcf.

     Net Interest Expense. Net interest expense increased $573,944 or 71%, to $1,378,332 for the year ended December 31, 1998, from $804,388 for the same period of 1997. This increase was principally a result of an increase in average borrowings from our revolving line of credit facility. Borrowings were used to conduct 3-D seismic acquisition and drilling activities in the Yegua/Frio/ Wilcox gas trend. Additionally, cash flows generated from operations declined as a result of lower oil and gas prices, which necessitated additional borrowings to fund capital expenditures.

     Income Tax Benefit (Expense). For the year ended December 31, 1998, we recognized a tax benefit of $3,100,027, which includes a $2,530,196 deferred tax valuation charge to reduce the carrying value of our deferred tax assets. During the fourth quarter of 1998, we reviewed our deferred tax assets and, in light of the current economic conditions in the oil and gas industry, the outlook for future commodity prices, and our operational results in 1998, we believe that some of our net operating losses may expire unused. Therefore, we established a valuation allowance against them. We recognized tax expense in 1997 of $1,122,450.

     Our effective tax rate for 1998 was approximately 19% versus 29% in 1997.

     Net Income (Loss) and Operating Cash Flow. Our net loss, before preferred stock dividends, was $12,995,910 for the year ended December 31, 1998, compared with net income of $2,743,930 for the year ended December 31, 1997. The 1998 loss was primarily caused by a fourth quarter 1998 noncash impairment charge to oil and gas properties totaling $14,757,028, the result of significantly lower oil and gas prices at year-end 1998. Other factors contributing to the loss included:

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

Capital Resources and Liquidity

     Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the price of oil and natural gas.

     Our primary sources of cash during 1999 were funds generated from operations, proceeds from the sale of noncore oil and gas properties, bank borrowings and a private placement of common stock. Funds were used primarily for exploration and development expenditures, dividend payments and the repayment of borrowings under our bank credit facility.

     On December 27, 1999, our loan agreement with the bank was restated in its entirety. The loan agreement, as restated, currently provides for a revolving credit facility under which we can borrow up to the lesser of (a) $30,000,000 or
(b) the borrowing base then in effect. When we entered into the restated loan agreement, we were required to make monthly principal payments in the amount of $300,000. After giving effect to these principal payments, the total outstanding principal amount of our bank borrowings was $15,965,889 at December 31, 1999. The borrowing base under the restated loan agreement was also established at $15,965,889. The borrowing base reduces automatically each month, which means that we are required to make a principal payment in the same amount by which the borrowing base is reduced. Under this requirement, we made principal payments in the total amount of $600,000 in the months of January and February, 2000. The borrowing base will continue to reduce automatically at the rate of $300,000.00 per month, beginning March 1, 2000. The borrowing base and the borrowing base reduction amount are required to be redetermined by the bank on February 1, 2000 and on May 1 and November 1 of each year, beginning May 1, 2000. Our borrowing base is currently under review for redetermination.

     Unless the bank increases the borrowing base or we repay some or all of our indebtedness to the bank, we cannot borrow additional funds from the bank at the present time.

     Our obligations to the bank are secured by substantially all of our oil and gas properties. Borrowings under the loan agreement were incurred to finance our property acquisition, 3-D seismic surveys, enhancement and drilling activities.

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

     .    interpretation and processing of 3-D seismic survey data;

     .    lease option exercises;

     . drilling activities on our properties in the Yegua/Frio/Wilcox gas trend;

     .    developmental   drilling  on  our  Permian  Basin   properties,   when
          economically feasible;

     .    other drilling expenditures and acquisition opportunities; and

     .    general corporate purposes.


     At December 31, 1999, we had 974,500 shares of 6% convertible preferred stock outstanding. The preferred stock:

     . requires us to pay dividends of $.60 per annum, semi-annually on June 15 and December 15 of each year.

     . can be converted into common stock at any time, at the option of the holder, into 2.8751 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events.

     . is redeemable at our option, in whole or in part, for $10 per share, plus accrued dividends.

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

Future Capital Requirements

     Our capital expenditure budget for 2000 is highly dependent on future oil and gas prices and the availability of other sources of funding. These expenditures will be governed by the following factors:

     .    internally generated cash flows;

     .    availability of borrowing under our current credit facility;

     .    additional sources of financing; and

     .    future drilling successes.


     In 2000, we intend to drill lower risk prospects that could have a meaningful effect on our reserve base and cash flows. In selected cases, we may elect to reduce our interests in higher risk, higher impact projects. We may also sell certain non-core producing properties to raise funds for capital expenditures.

Outlook

     The oil and gas industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of oil and gas reserves. Historically, our capital expenditures have been financed primarily with:

     .    internally generated cash from operations;

     .    proceeds from bank borrowings; and

     .    proceeds from sales of equity securities.


     The continued availability of these capital sources depends upon a number of variables, including:

     .    our proved reserves,

     .    the volumes of oil and gas we produce from existing wells;

     .    the prices at which we sell oil and gas; and

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

Trends and Prices

     Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other factors on the prices we receive for our oil and gas. Historically, we have not entered into transactions to hedge against changes in oil and gas prices, but we may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices.

     During 1999, the average sales price we received for our oil production was approximately $17.32 per Bbl, as compared with $12.49 in 1998, while the average sales price for our gas was approximately $2.27 per Mcf in 1999, as compared with $2.04 per Mcf in 1998. At March 15, 2000, we were receiving an average of $28.00 per Bbl for our oil production and $2.75 per Mcf for our gas production.

Year 2000 Issues

     We have not incurred any computer failures or problems related to the Year 2000 issue. However, we have no assurance that our business partners or governmental agencies or other key third parties have not incurred Year 2000 issues that may ultimately affect us. We are continuing to monitor our systems to identify and rectify any Year 2000 issues that may occur in the future.

Inflation

     Inflation has not had a significant impact on our financial condition or results of operations. We do not believe that inflation poses a material risk to our business.

Recent Accounting Prenouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities ("FAS 133") which establishes standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. FAS 133, as amended by FAS 137, is required to be implemented for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early adoption is permitted. As of December 31, 1999, we had not entered into any contracts that would need to be disclosed under FAS 133.


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

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $12.18 per barrel to a monthly high of $17.32 per barrel during 1999. Natural gas prices we received during 1999 ranged from a monthly low of $1.85 per Mcf to a monthly high of $2.27 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

     Our only financial instrument sensitive to changes in interest rates is our bank debt. Our annual interest costs in 2000 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in December, 1999. You should read
Note 3 to the Financial Statements and Supplementary Data, for further discussion of our debt that is sensitive to interest rates.


                                      2000     2001      Total     Fair Value
                                   --------  -------    -------   -----------
                                       (in 000's, except interest rates)

Variable rate debt:

   Revolving Facility (secured)   $3,666     $12,300     $15,966     $15,966
      Average interest rate        8.75%       8.75%



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Parallel's financial statements and supplementary financial data are included in this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     The Directors and executive officers of Parallel at March 15, 2000 are as follows:


                                                      Director
         Name                   Age                    Since            Position with Company
         ----                   ---                    -----            ----------------------

Thomas R. Cambridge             64                      1985            Chairman of the Board of Directors and Chief Executive
                                                                        Officer

Larry C. Oldham                 46                      1979            President, Treasurer and Director

Ernest R. Duke(1)(2)            73                      1980            Director

Myrle Greathouse(1)             77                      1993            Director

Charles R. Pannill(2)           74                      1982            Director

_______________

(1)  Member of Audit Committee
(2)  Member of Compensation Committee


     Mr. Cambridge is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such oil and gas activities have been carried out through Cambridge Production, Inc., a Texas corporation. Mr. Cambridge received a Bachelors degree in geology from the University of Nebraska in 1958 and a Master of Science degree in geology from the University of Nebraska in 1960.

     Mr. Oldham, a founder of Parallel, has served as an officer and Director since its formation in 1979. Before Parallel's formation, Mr. Oldham was employed by Dorchester Gas Corporation during the period 1976 to 1979 and by KPMG Peat Marwick LLP during 1975 and 1976. Mr. Oldham became President of Parallel in October 1994, serving as Executive Vice President before that time. He is a member of the Permian Basin Landman's Association. Mr. Oldham received a Bachelor of Business Administration degree from West Texas State University in 1975.

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

     Eric A. Bayley, Manager of Engineering, has been a full-time employee of Parallel since October 1993. From December 1990 to October 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to Parallel. Mr. Bayley graduated from Texas A&M University in 1978 with a Bachelor of Science degree in Petroleum Engineering, and in 1984, He graduated from the University of Texas of the Permian Basin with a Masters of Business Administration degree.

     Rebecca A. Burrell, Manager of Accounting, has been a full-time employee of Parallel since January 1985. Ms. Burrell graduated from Jacksonville College in 1974 with a degree in accounting and has worked in oil and gas accounting since 1978.

     Rhonda L. Keller, Manager of Investor Relations, has been a full-time employee since August, 1997. From October 1991 to July 1997, Mrs. Keller served as President of Corporate Perspective, Inc., an independent investor relations and corporate communications firm, providing services primarily to publicly owned companies. From January 1986 to September 1991, Mrs. Keller was Director of Investor Relations for Edisto Resources Corporation, Dallas, Texas.

     John S. Rutherford, Manager of Land/Administration, has been employed by Parallel since October 1993. From May 1991 to October 1993, Mr. Rutherford served as a consultant to Parallel, devoting substantially all of his time to Parallel's business. Mr. Rutherford graduated from Oral Roberts University in 1982 with a degree in Education and in 1986, he graduated from Baylor University with a Master's degree in Business Administration. From April 1988 to April 1991, Mr. Rutherford was a Vice President in the energy lending division of Chase Bank of Texas, N.A., Midland, Texas.

Consulting Arrangements

     As part of our overall business strategy, we continually monitor and control our general and administrative expenses. Decisions regarding general and administrative expenses are made within parameters we believe to be compatible with our size, the level of our activities and projected future activities. Our goal is to keep general and administrative expenses at acceptable levels, without impairing the quality of services and organizational structure necessary for conducting our business. In this regard, we retain outside advisors and consultants to provide technical and administrative support services in the operation of our business. From time to time, we grant consultants overriding royalty interests, working interests, or options to acquire working interests, in wells in which we own an interest. We believe these types of compensation arrangements enable us to attract, retain and provide additional incentives to qualified and experienced consultants.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Parallel's Directors and officers to file periodic reports with the SEC. These reports show the Directors' and officers' ownership, and the changes in ownership, of Parallel's common stock and other equity securities. To our knowledge, all
Section 16(a) filing requirements have been complied with during 1999, except that Charles R. Pannill, a director, did not timely file one Form 4 Report covering one transaction in December 1999.

ITEM 11. EXECUTIVE COMPENSATION


Summary of Annual Compensation

     The table below shows a summary of the types and amounts of compensation paid to our executive officers during the last three years.


                            Summary Compensation Table

                                                                             Long-Term Compensation
                                                                    ---------------------------------
                                     Annual Compensation                  Awards             Payouts
                              ---------------------------------     -----------------------  --------
                                                       Other                        Securities
                                                   Annual Compen-     Restricted   Underlying    LTIP     All Other
    Name and                   Salary      Bonus       sation             Stock      Options/   Payouts  Compensation
Principal Position     Year     ($)         ($)         ($)            Awards ($)     SARs(#)      ($)         ($)
------------------     ----   --------    -------  --------------     -----------  ----------   -------  ------------



T.R. Cambridge,        1999   $ 77,755    $ 1,000  $    900              0           50,000        0           0
  Chief Executive
  Officer and          1998   $ 73,631    $   500  $    900              0           50,000        0           0
  Chairman of
  the Board            1997   $ 70,686    $ 1,000  $    825              0          100,000        0           0
  of Directors

L.C. Oldham,           1999   $125,000    $ 1,000  $    20,221(1)        0       100,000        0           $  5,771(2)
  President,
  Treasurer            1998   $112,923    $   500  $    23,150(1)        0       100,000        0           $  5,139(2)
  and Director
                       1997   $104,297    $ 1,000  $    16,620(1)        0       100,000        0           $  6,695(2)

--------------

(1) Such amount includes insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $18,534 in 1999; $17,445 for 1998; and $11,532 for 1997.

(2) For 1997, such amount includes $3,129 contributed by Parallel to Mr. Oldham's individual retirement account maintained under the 408(k) simplified employee pension plan/individual retirement account and the reimbursement to Mr. Oldham of $3,566 for income tax preparation and planning. For 1998, such amount includes $3,388 contributed by Parallel to Mr. Oldham's retirement account and the reimbursement to Mr. Oldham of $1,751 for income tax preparation and planning. The amount shown for 1999 includes Parallel's contribution of $3,750 to Mr. Oldham's retirement account and reimbursement of $2,021 for income tax preparation.


Stock Options

     Parallel uses stock options as part of the overall compensation of Directors, officers and employees. We have included summary descriptions of our stock option plans so you can review the types of options we have granted and the significant features of our stock options.

     In the following table, we show certain information with respect to stock options granted in 1999 to the named executive officers.



                                      Option/Sar Grants in Last Fiscal Year

                                                 Individual Grants
                                 -----------------------------------------------------
                                                Percent of
                                                  Total                                    Potential Realizable
                                   Number of     Options                                     Value at Assumed
                                  Securities    Granted to                                 Annual Rates of Stock
                                  Underlying    Employees       Exercise or               Price Appreciation for
                                   Options          in          Base Price  Expiration          Option Term (1)
     Name                         Granted (#)   Fiscal Year       ($/Sh)      Date          5%($)          10%($)
----------------                 -----------   ------------     ----------- ----------    -----------------------

T. R. Cambridge                  50,000 (2)        16.13%           $1.82    10-28-09      $   57,330  $  114,690

L.C. Oldham                     100,000 (3)        32.25%           $1.813    6-23-09      $  114,219  $  288,267


---------------------

(1) These amounts are calculated based on the indicated annual rates of appreciation and annual compounding from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. There is no assurance that the amounts reflected in this table will be achieved.

(2) A nonqualified stock option to purchase 50,000 shares of common stock was granted to Mr. Cambridge on October 28, 1999 pursuant to Parallel's Non-employee Directors' Stock Option Plan. The option is exercisable in two equal annual installments, commencing October 28, 2000.

(3) On June 23, 1999, an incentive stock option to purchase 100,000 shares of common stock was granted to Mr. Oldham pursuant to the 1998 Stock Option Plan. The option is exercisable in two equal annual installments, commencing June 23, 2000.

     The following table shows certain information about stock option exercises in 1999 and the value of unexercised stock options held by Parallel's executive officers at December 31, 1999.


                           Aggregated Option/SAR Exercises in
               Last Fiscal Year and Fiscal Year - End Option/SAR Values

                                                                                     Value of
                                       Number of Securities Underlying              Unexercised
                                        Unexercised Options at Fiscal           in-the-Money Options
                  Shares         Value                Year-End (#)                 at Fiscal Year-End ($) (1)
                Acquired on    Realized    ----------------------------------    -----------------------------------
     Name        Exercise         ($)       Exercisable        Unexercisable       Exercisable        Unexercisable
--------------  -----------    --------     -----------        -------------       -----------        -------------


T.R. Cambridge        0            0        225,000              75,000             $       0(2)         $    0(2)

L. C. Oldham          0            0        437,000             210,000             $ 220,903            $    0(3)


-----------------------


(1) The value of in-the money options is equal to the fair market value of a share of common stock at fiscal year-end ($1.6875 per share), based on the last sale price of Parallel's common stock, less the exercise price.

(2) At December 31, 1999, the exercise price of all the options held by Mr. Cambridge exceeded $1.6875, the fair market value of our common stock on that date.

(3) The exercise prices of all of Mr. Oldham's unexercisable options exceeded the fair market value of our common stock on December 31, 1999.

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


Compensation of Directors

     Parallel's non-employee Directors each receive $1,000 for attending meetings of the Board of Directors and $500 for attending meetings of Board committees that they serve on. Under these arrangements, during 1999, Ernest R.

Duke received $8,500,  Myrle  Greathouse  received $7,500 and Charles R. Pannill
received  $8,000.   All  Directors  are  reimbursed  for  expenses  incurred  in connection with attending meetings.

     Parallel's 1992 Stock Option Plan provides for the granting of a one-time stock option to purchase 25,000 shares of common stock to each person who becomes a non-employee director after March 1, 1992. No options were granted in 1999 under this plan.

     Directors who are not employees of Parallel are also eligible to participate in the Non-Employee Directors Stock Option Plan. On October 28, 1999, Messrs. Duke, Greathouse and Pannill were each granted an option to purchase 25,000 shares of common stock. Mr. Cambridge was granted an option to purchase 50,000 shares of common stock. All of the options were granted with an exercise price of $1.82 per share, the fair market value of the common stock on the date of grant. The options are exercisable with respect to one-half of the shares on October 28, 2000, and one-half on October 28, 2001. The options expire on October 28, 2009.

Stock Option Plans

     1983 Incentive Stock Option Plan. In May 1984, our stockholders approved and adopted the 1983 Incentive Stock Option Plan. Stock options granted under the 1983 Plan are intended to be "incentive stock options" within the meaning of the Internal Revenue Code which, generally, provides the optionee with certain favorable tax benefits. Although the 1983 Plan expired by its own terms in 1993, incentive stock options to purchase 247,000 shares of common stock remain outstanding. The 1983 Plan is administered by the Compensation Committee of the Board of Directors. Under the terms of the 1983 Plan, all employees of Parallel were eligible to participate. The 1983 Plan authorized the granting of options to purchase a total of 750,000 shares of common stock. All options granted under the 1983 Plan were granted with exercise prices equal to the fair market value of the common stock on the date of grant. All options expire, in any event, ten years after the date of grant.

     1992 Stock Option Plan. In May 1992, our stockholders approved and adopted the 1992 Stock Option Plan. The 1992 Plan provides for granting to key employees, including officers and Directors who are also key employees of Parallel, and Directors who are not employees, options to purchase up to an aggregate of 750,000 shares of common stock. Options granted under the 1992 Plan to employees may be either incentive stock options or options which do not constitute incentive stock options. Options granted to non-employee Directors will not be incentive stock options.

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

     The 1992 Plan will expire by its own terms in May 2002.

     Non-Employee Directors Stock Option Plan. The Parallel Petroleum Non-Employee Directors Stock Option Plan was approved by our stockholders at the annual meeting of stockholders held in May 1997. This plan provides for granting to Directors who are not employees of Parallel options to purchase up to an aggregate of 500,000 shares of common stock. Options granted under the plan will not be incentive stock options within the meaning of the Internal Revenue Code.

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

     1998 Stock Option Plan. In June 1998, our stockholders adopted the 1998 Stock Option Plan. The 1998 Plan provides for the granting of options to purchase up to 850,000 shares of common stock. Stock options granted under the 1998 Plan may be either incentive stock options or stock options which do not constitute incentive stock options.

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

     Options granted under the 1998 Plan are not transferable other than by will or the laws of descent and distribution. The 1998 Plan will expire in June 2008.

     Other Option Grants. The Board of Directors granted a non-qualified stock option to Mr. Cambridge in October 1993 under the general corporate powers of Parallel. Upon recommendation of the Board's Compensation Committee, the Board granted the option to Mr. Cambridge to purchase 100,000 shares of common stock at an exercise price of $3.9375 per share, the fair market value of the common stock on the date of grant. The option is not transferable, except by will or the laws of descent and distribution. The option expires in October, 2003.

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

     Distributions may be taken by employees at any time and must commence by April 1st following the year in which the employee attains age 70.

     Parallel currently makes matching contributions to employee accounts in an amount equal to the contribution made by each employee, not to exceed, however, 6% of each employee's salary during any calendar year. During 1999, Parallel contributed an aggregate of $14,338 to the accounts of seven employee participants. Of this amount, $3,750 was allocated to Mr. Oldham's account.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



     This table shows information as of March 15, 2000 about the beneficial ownership of common stock by: (1) each person known by us to own beneficially more than five percent of our outstanding common stock; (2) each executive officer of Parallel; (3) each Director of Parallel; and (4) all of Parallel's executive officers and Directors as a group.


          Name and Address             Amount and Nature
                of                            of                          Percent of
         Beneficial Owner             Beneficial Ownership (1)             Class (2)
        ------------------            ------------------------            ----------


   Thomas R. Cambridge                 979,545      (3)                       4.77%
   2201 Civic Circle, Suite 216
   Amarillo, Texas  79109

   Ernest R. Duke                      282,473      (4)                       1.39%
   P.O. Box 1919
   Midland, Texas  79702


   Myrle Greathouse                  1,656,557       (5)                      7.88%
   P.O. Box 379
   Abilene, Texas  79604


   Larry C. Oldham
   One Marienfeld Place, Suite 465    747,090       (6)                       3.59%
   Midland, Texas  79701


   Charles R. Pannill                  91,995       (7)                         *
   3416 Acorn Run
   Fort Worth, Texas  76019


   Wes-Tex Drilling Company         1,246,773       (8)                       6.04%
   P.O. Box 379
   Abilene, Texas 79604


   Dian Graves Owen                 1,281,856       (9)                       6.13%
   400 Pine, Suite 1000
   Abilene, Texas 79601


   Julia Jones Matthews             1,942,856       (9)                       9.05%
   400 Pine, Suite 900
   Abilene, Texas 79601


   Dodge Jones Foundation           1,371,428      (10)                       6.44%
   400 Pine, Suite 900
   Abilene, Texas 79601


   All Executive Officers           3,757,660      (11)                      17.24 %
   and Directors
   as a Group (5 persons)




   __________________
   *   Less than one percent.

(1) Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers.

(2) Securities not outstanding but included in the beneficial ownership of each such person are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) Includes 212,500 shares of common stock underlying presently exercisable stock options.

(4) Includes 47,500 shares of common stock underlying presently exercisable stock options. Also included are 74,395 shares held by Duke and Cain Partnership, a general partnership in which Mr. Duke is a partner, and 20,000 shares held in the name of Mr. Duke's wife. Mr. Duke has shared voting and investment powers with respect to such shares.

(5) Includes 932,488 shares of common stock held directly by Wes-Tex Drilling Company, a corporation, and 314,285 shares of common stock that may be acquired by Wes-Tex upon conversion of 110,000 shares of preferred stock held by Wes-Tex. Mr. Greathouse is the chairman of the board of directors and sole shareholder of Wes-Tex and, accordingly, has shared voting and investment powers with respect to such shares. See note 8 below. Also included are 72,500 shares of common stock underlying presently exercisable stock options, and 1,000 shares held by a 22-member investment club, of which Mr. Greathouse is a member, and as to which Mr. Greathouse has shared voting and investment powers. The Greathouse Charitable Remainder Trust and the Greathouse Foundation may each acquire 157,142 shares of common stock upon conversion of 55,000 shares of preferred stock held by each of them. Such shares of common stock are included in the total number of shares shown in the table. However, Mr. Greathouse disclaims beneficial ownership of all 314,284 shares of common stock that may be acquired by The Greathouse Charitable Remainder Trust and the Greathouse Foundation.

(6) Includes 457,000 shares of common stock underlying presently exercisable stock options.

(7) Includes 47,500 shares of common stock underlying presently exercisable stock options. Also included are 1,300 shares held by Mr. Pannill as custodian for the benefit of two minor grandchildren and as to which Mr. Pannill disclaims beneficial ownership.

(8) Mr. Greathouse, a Director of Parallel, is the chairman of the board of directors and sole stockholder of Wes-Tex Drilling Company. Wes-Tex has shared voting and investment powers with respect to such shares. See note 5 above.

(9) Includes 700,000 shares of common stock held indirectly by the Dian Graves Owen Trust and 285,714 shares of common stock that may be acquired by Mrs. Owen upon conversion of 100,000 shares of preferred stock held directly by her. Also included are 285,714 shares that may be acquired upon conversion of 100,000 shares of preferred stock held directly by the Dian Graves Owen Foundation, a non-profit organization. Mrs. Owen disclaims beneficial ownership of all shares of common stock beneficially owned by the Dian Graves Owen Foundation.

(10) Includes 400,000 shares of common stock owned directly by the Julia Jones Matthews Family Trust and 171,428 shares of common stock that may be acquired by the Trust upon conversion of 60,000 shares of preferred stock held directly by the Trust. By virtue of her position as the President and a Director of the Dodge Jones Foundation, Matthews has shared voting and investment powers with respect to, and may also be deemed to be the beneficial owner of, 971,428 shares of common stock that may be acquired by the Dodge Jones Foundation upon conversion of 340,000 shares of preferred stock held by it, and 400,000 shares of common stock that are owned directly by the Dodge Jones Foundation. Matthews disclaims beneficial ownership of all shares of common stock beneficially owned by the Dodge Jones Foundation. See note 11.

(11) Includes 971,428 shares that may be acquired upon conversion of 340,000 shares of preferred stock. The Dodge Jones Foundation has shared voting and investment powers with respect to such shares of common stock. See note 10.

(12) Includes 837,000 shares of common stock underlying presently exercisable stock options and 628,569 shares of common stock that may be acquired upon conversion of 220,000 shares of preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     From time to time, Wes-Tex Drilling Company, a corporation, acquires undivided interests in oil and gas leasehold acreage from our company and participates with us and other interest owners in the drilling and development of such acreage. Myrle Greathouse, a director and the sole shareholder of Wes-Tex, is also a Director of Parallel. Wes-Tex participates in these operations under standard form operating agreements on the same or similar terms afforded by Parallel to nonaffiliated third parties. We invoice all working interest owners, including Wes-Tex, on a monthly basis, without interest, for their pro rata share of lease acquisition, drilling and operating expenses. During 1999, we billed Wes-Tex $33,922 for its proportionate share of lease operating expenses incurred on properties we operate. The largest amount owed to us by Wes-Tex at any one time during 1999 for its share of lease operating expenses was $3,760. At December 31, 1999, Wes-Tex owed us $3,118 for these expenses. During 1999, we disbursed $36,790 to Wes-Tex in payment of revenues attributable to Wes-Tex's pro rata share of the proceeds from sales of oil and gas produced from properties in which Wes-Tex and Parallel owned interests.

     During 1999, Cambridge Production, Inc., a corporation owned by Mr. Cambridge, served as operator of two wells on oil and gas leases in which we also owned an interest. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing production, employing field personnel, maintaining production and other records, determining the location and timing of drilling of wells, administering gas contracts, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 1999, Cambridge Production billed us $33,766 for our pro rata share of lease operating expenses and drilling and workover expenses. We paid $31,287 to Cambridge Production during 1999, which included amounts remaining unpaid and owed to Cambridge Production at the end of 1998. The largest amount we owed Cambridge Production at any one time during 1999 was $11,565. At December 31, 1999, no amounts were due to us from Cambridge Production. Cambridge Production's billings to Parallel are made monthly on the same basis as all other working interest owners in the wells. Our pro rata share of oil and gas sales during 1999 from the wells operated by Cambridge Production was $197,325. At December 31, 1999, we owed Cambridge Production $2,479.

     During 1999, we paid $22,968 to First Permian for reimbursement of general and administrative expense. First Permian paid $85,019 to us for reimbursement of general and administrative expense. At December 31, 1999, we owed First Permian $2,702. At that same date, First Permian owed us $1,110.

     We believe the transactions described above were made on terms no less favorable than if we had entered into the transactions with an unrelated party.

                                     PART IV




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report:

          For a list of Financial  Statements and  Schedules,  see "Index to the
          Financial   Statements"  on  page  F-1,  and  incorporated  herein  by reference.

(b) No reports on Form 8-K were filed by Parallel during the last quarter of its fiscal year ended December 31, 1999.

(c)  Exhibits:


Exhibit
  No.                          Description of Exhibit
-------                        ----------------------

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)



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

Exhibit
  No.                          Description of Exhibit
-------                        ----------------------

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



10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)



*10.8 Restated Loan Agreement, dated December 27, 1999, between the Registrant and Bank One, Texas, N.A.



10.9 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.9 of Form 10-K of the registrant for the fiscal year ended December 31, 1998.)



10.10 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated June 30, 1999.)



10.11   Limited   Liability   Company   Agreement  of  First   Permian,   L.L.C.
        (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K Report dated June 30, 1999.)



10.12   Merger  Agreement,  dated June 25, 1999  (Incorporated  by  reference to
        Exhibit 10.3 of the Registrant's Form 8-K Report dated June 30, 1999.)



10.13 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Report dated June 30, 1999.)



10.14 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.)

Exhibit
  No.                          Description of Exhibit
-------                        ----------------------

10.15 Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K Report dated June 30, 1999.)



10.16 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K Report dated June 30, 1999.)



10.17 Intercreditor Agreement, dated as of June 30, 1999, by and among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit
        10.8 of the Registrant's Form 8-K Report dated June 30, 1999.)



10.18 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K Report dated June 30, 1999.)



10.19 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K Report dated June 30, 1999.)



*23.1   Consent of Independent Auditors



*23.2   Consent of Independent Petroleum Engineers



*23.3   Consent of Independent Petroleum Engineers



*27     Financial Data Schedule


------------------

 *    Filed herewith.

                         PARALLEL PETROLEUM CORPORATION

                       Index to the Financial Statements



                                                                      Page

Independent Auditors' Report                                          F-2

Financial Statements:

        Balance Sheets at December 31, 1999 and 1998                  F-3

        Statements of Income for the years ended
                December 31, 1999, 1998, and 1997                     F-4

        Statements of Stockholders' Equity for the
                years ended December 31, 1999, 1998 and 1997          F-5

        Statements of Cash Flows for the years ended
                December 31, 1999, 1998 and 1997                      F-6

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                            KPMG LLP


Midland, Texas
February 9, 2000

                         PARALLEL PETROLEUM CORPORATION

                                 Balance Sheets

                           December 31, 1999 and 1998

              Assets                                     1999           1998
              ------                                     ----           ----


Current assets:
     Cash and cash equivalents                     $ 1,276,417     $ 1,178,819
     Accounts receivable:
          Oil and gas                                1,312,923       1,432,659
          Others, net of allowance for doubtful
               accounts of $157,187 in 1999 and
               $71,358 in 1998                         314,911         247,740
          Affiliate                                     20,658          11,844
                                                   -----------     -----------
                                                     1,648,492       1,692,243
     Other assets                                       39,677          61,504
     Assets held for sale                            2,127,734              --
                                                   -----------     -----------

               Total current assets                  5,092,320       2,932,566
                                                   -----------     -----------

Property and equipment, at cost:
     Oil and gas properties, full cost
        method (Note 11)                            65,136,783      65,565,466
     Other                                             289,720         287,586
                                                   -----------     -----------
                                                    65,426,503      65,853,052
     Less accumulated depreciation
        and depletion                              (27,502,855)    (22,279,355)
                                                   -----------     -----------

               Net property and equipment           37,923,648      43,573,697
                                                   -----------     -----------

Investment in First Permian, LLC (Note 14)             201,311              --
Other assets, net of accumulated amortization
   of $141,428 in 1999 and $86,917 in 1998              46,791          58,519
                                                   -----------     -----------

                                                   $43,264,070     $46,564,782
                                                   ===========     ===========

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
     Current maturities of long-term
        debt (Note 3)                              $ 3,665,889   $          --
Accounts payable and accrued liabilities:
     Trade                                           1,495,376       2,803,539
     Affiliate                                           2,702             214
                                                   -----------     -----------
                                                     1,498,078       2,803,753

               Total current liabilities             5,163,967       2,803,753
                                                   -----------     -----------
Long-term debt, excluding current
   maturities (Note 3)                              12,300,000      18,035,889

Stockholders' equity:
     Preferred stock - $.60 cumulative
        convertible preferred stock - par value
        of $.10 per share, (aggregate liquidation
        preference of $10) authorized 10,000,000
        shares, issued and outstanding 974,500
        in 1999 and 1998                                97,450          97,450
     Common stock - par value of $.01 per share,
        authorized 60,000,000 shares, issued and
        outstanding 20,331,858 in 1999 and
        18,306,858 in 1998                             203,319         183,069
     Additional paid-in surplus                     34,847,141      32,341,971
     Retained deficit                               (9,347,807)     (6,897,350)
                                                   -----------     -----------

               Total stockholders' equity           25,800,103      25,725,140

Contingencies
                                                   -----------     -----------
                                                   $43,264,070     $46,564,782
                                                   ===========     ===========

See accompanying notes to financial statements.

                         PARALLEL PETROLEUM CORPORATION

                              Statements of Income

                  Years ended December 31, 1999, 1998 and 1997


                                                               1999              1998           1997
                                                               ----              ----           ----

Oil and gas revenues                                      $ 8,974,041       $ 9,001,582     $12,614,242
                                                          -----------      ------------     -----------
Costs and expenses:
     Lease operating expense                                2,353,732         2,434,658       3,171,234
     General and administrative                               805,934           855,788         837,635
     Provision for losses on trade receivables                 85,829            43,228              --
     Depreciation and depletion                             5,223,500         5,966,221       3,959,277
     Impairment of oil and gas properties                   1,705,000        14,757,028              --
                                                          -----------       ------------    -----------

          Total costs and expenses                         10,173,995        24,056,923       7,968,146
                                                          -----------       ------------    -----------

          Operating income (loss)                          (1,199,954)      (15,055,341)      4,646,096
                                                          -----------       ------------    -----------

Other income (expense), net:
     Equity in earnings of First Permian, LLC (Note 14)       197,811                --              --
     Interest income                                           65,333             2,771           8,984
     Other income                                              26,847           395,683          33,512
     Interest expense                                      (1,534,540)       (1,381,103)       (813,372)
     Other expense                                             (5,954)          (57,947)         (8,840)
                                                          -----------      ------------     -----------

           Total other expense, net                        (1,250,503)       (1,040,596)       (779,716)
                                                          -----------      ------------     -----------

Income (loss) before income taxes                          (2,450,457)      (16,095,937)      3,866,380

Income tax (expense) benefit                                       --         3,100,027      (1,122,450)
                                                          -----------      ------------     -----------

               Net income (loss)                          $(2,450,457)     $(12,995,910)    $ 2,743,930
                                                          ===========      ============     ===========

Cumulative preferred stock dividend                       $  (609,063)     $   (276,712)    $        --
                                                          ===========      ============     ===========

Net income (loss) available to common stockholders        $(3,059,520)     $(13,272,622)    $ 2,743,930
                                                          ===========      ============     ===========
Net income (loss) per common share:
    Basic                                                     $  (.16)           $ (.73)        $   .15
                                                              =======            ======         =======
    Diluted                                                   $  (.16)           $ (.73)        $   .15
                                                              =======            ======         =======

See accompanying notes to financial statements.

                         PARALLEL PETROLEUM CORPORATION

                       Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997



                                    Common stock           Preferred stock      Additional      Retained          Total
                                Number of              Number of                 paid-in        earnings      stockholders'
                                 shares      Amount     shares        Amount     surplus        (deficit)        equity
                                ----------   -------   ---------     --------   ---------       ---------     -------------

Balance,
     January 1, 1997          17,406,358     174,063           -            -    21,189,442      3,354,630        24,718,135

     Options exercised           708,000       7,081           -            -     1,633,404              -         1,640,485

     Tax benefits related
       to options                      -           -           -            -        16,203              -            16,203

     Net income                        -           -           -            -             -      2,743,930         2,743,930
                              ----------    --------     -------      -------   -----------     ----------      ------------

Balance,
     December 31, 1997        18,114,358     181,144           -            -    22,839,049      6,098,560        29,118,753

     Issuance of stock, net            -           -     974,500       97,450     9,531,477              -         9,628,927

     Options exercised           192,500       1,925           -            -       164,700              -           166,625

     Tax benefits related
        to options                     -           -           -            -        83,457              -            83,457

     Net loss                          -           -           -            -             -      (12,995,910)    (12,995,910)

     Dividends ($.60
        per share)                     -           -           -            -      (276,712)              -         (276,712)
                              ----------    --------     -------      -------   -----------      ----------     ------------

Balance,
     December 31, 1998        18,306,858     183,069     974,500       97,450    32,341,971      (6,897,350)      25,725,140

     Issuance of stock, net    2,000,000      20,000           -            -     3,097,295              -         3,117,295

     Options exercised            25,000         250           -            -        16,938              -            17,188

     Net loss                          -           -           -            -             -     (2,450,457)       (2,450,457)

     Dividends ($.60
        per share)                     -           -           -            -      (609,063)             -          (609,063)

                              ----------    --------     -------      -------   -----------      ----------     ------------
Balance,
    December 31, 1999         20,331,858    $203,319     974,500      $97,450   $34,847,141     $(9,347,807)    $ 25,800,103
                              ==========    ========     =======      =======   ===========     ===========     ============


See accompanying notes to financial statements.

                         PARALLEL PETROLEUM CORPORATION

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997


                                                            1999             1998          1997
                                                            ----             ----            ----

Cash flows from operating activities:
     Net income (loss)                                  $(2,450,457)    $(12,995,910)  $ 2,743,930
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
         Depreciation and depletion                       5,223,500        5,966,221     3,959,277
         Equity in income from investment                  (197,811)               -             -
         Deferred income taxes                                   -       (3,100,027)    1,079,864
         Impairment of oil and gas properties             1,705,000       14,757,028             -
         Provision for losses on trade receivables           85,829           43,228             -
     Other, net                                              11,728            9,077         5,715
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivables        (42,078)         838,743       467,014
         Decrease (increase) in prepaid expenses and other   21,827          (24,321)      (29,643)
         Increase (decrease) in accounts payable and
            accrued liabilities                            (951,667)         123,421       (67,078)
         Income tax payable                                       -                -        30,521
                                                        -----------      -----------   -----------

              Net cash provided by
                 operating activities                     3,405,871        5,617,460     8,189,600
                                                        -----------      -----------   -----------

Cash flows from investing activities:
    Additions to oil and gas property                    (4,896,081)     (21,237,837)  (20,441,094)
     Proceeds from disposition of oil and gas property    1,111,525          683,592     7,580,820
     Additions to other property and equipment                    -          (62,582)      (75,450)
     Proceeds from disposition of other property
        and equipment                                             -          208,918             -
     Investment in First Permian, LLC                        (3,500)               -             -
                                                        -----------      -----------   -----------

              Net cash used in
                 investing activities                    (3,788,056)     (20,407,909)  (12,935,724)
                                                        -----------      -----------   -----------

Cash flows from financing activities:
    Borrowings from bank line of credit                     780,000       18,182,279    16,330,000
    Payments on bank line of credit                      (2,850,000)     (12,329,000)  (12,668,781)
    Proceeds from exercise of options and warrants           17,188          166,625     1,640,485
    Stock offering costs                                    (82,705)        (116,072)            -
    Proceeds from common stock issuance                   3,200,000                -             -
    Proceeds from preferred stock issuance                        -        9,744,999             -
    Payments of preferred stock dividend                   (584,700)        (276,712)            -
                                                        -----------      -----------   -----------

              Net cash provided by
                 financing activities                       479,783       15,372,119     5,301,704
                                                        -----------      -----------   -----------

              Net increase (decrease) in cash
                 and cash equivalents                        97,598          581,670       555,580

Beginning cash and cash equivalents                       1,178,819          597,149        41,569
                                                        -----------      -----------   -----------

Ending cash and cash equivalents                        $ 1,276,417      $ 1,178,819   $   597,149
                                                        ===========      ===========   ===========

See accompanying notes to financial statements.

                         PARALLEL PETROLEUM CORPORATION

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


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

     Property and Equipment
     ----------------------

     The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

     Sales of proved and unproved properties are accounted for as adjustments of capitalized  costs  with  no  gain or  loss  recognized,  unless  such
          adjustments  would  significantly   alter  the  relationship   between

                         PARALLEL PETROLEUM CORPORATION
          capitalized costs and proved oil and gas reserves, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

     Maintenance and repairs are charged to operations; renewals and betterments are capitalized to the appropriate property and equipment accounts.

     Upon retirement or disposition of assets other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, recognized in income. Depreciation of other property and equipment is computed using the straight-line method based on their estimated useful lives.

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

          Investments
          -----------

          Investments in affiliated companies with a 20% to 50% ownership interest are accounted for on an equity basis and, accordingly, net income includes the Company's share of their income or loss.

          Revenue Recognition
          -------------------

          The Company uses the sales method of accounting for crude oil revenues. To the extent that crude oil is produced but not sold, the oil in tanks is not recorded as inventory on the financial statements. The oil in tanks at December 31, 1999, 1998 and 1997 was not material.

          The Company uses the entitlements method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers.

          Environmental
          -------------

          The  Company  is  subject  to  extensive  Federal,   state  and  local
               environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the

                         PARALLEL PETROLEUM CORPORATION
               environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable.

          Gas  Balancing
          --------------

          Deferred income associated with gas balancing is accounted for on the entitlements method and represents amounts received for gas sold under gas balancing arrangements in excess of the Company's interest in properties covered by such agreements. The Company currently has no significant amounts outstanding under gas balancing arrangements.

          Net  Income Per Share
          ---------------------

          Basic earnings per share excludes any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share, however fully diluted earnings per share reflects the assumed conversion of all potentially dilutive securities.

          Use  of Estimates in the Preparation of Financial Statements
          ------------------------------------------------------------

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

                         PARALLEL PETROLEUM CORPORATION

          Reclassifications
          -----------------

          Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the 1999 presentation.

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

(3)       Long-Term Debt
          --------------

          Long-term debt consists of the following at December 31:


                                                           1999                1998
                                                           ----                ----


     Revolving Facility note payable to bank, at
        bank's base lending rate plus .25%
        (8.75% at December 31, 1999)                    $ 15,965,889     $ 16,623,889
     Development Facility note payable to bank,
        at bank's base lending rate plus 5.5%
        (13% at December 31, 1998)                                -         1,412,000
                                                        ------------     ------------
     Less:  current maturities                             3,665,889               -
                                                        ------------     ------------
                                                        $ 12,300,000     $ 18,035,889
                                                        ============     ============


          On December 27, 1999, the Company restated its note agreement with a bank ("Revolving Facility"). Pursuant to the restated note agreement, the Company may borrow $30,000,000 or the "borrowing base" then in effect. The borrowing base in effect at December 31, 1999 was $15,965,889. The borrowing base is reduced by a monthly commitment reduction of $300,000 beginning January 1, 2000. The borrowing base and monthly commitment reduction are subject to redetermination on or about February 1, 2000 and thereafter every six months on May 1 and November 1 of each year, or at such other times as the bank elects. The latest redetermination date was on December 27, 1999. Indebtedness under the Revolving Facility matures July 1, 2001. The note is secured by substantially all of the Company's oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

                         PARALLEL PETROLEUM CORPORATION

          The unpaid principal balance for the Revolving Facility bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate plus .25% or (ii) the bank's Eurodollar rate plus a margin of 3.0%. Interest is due and payable monthly.

          The restated note agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) no payment of dividends for common stock.

          Scheduled maturities of long-term debt at December 31, 1999 are as follows:

                          2000               $ 3,665,889
                          2001                12,300,000
                                             -----------
                                             $15,965,889
                                             ===========

(4)       Stock Options and Warrants

          At the election of the board of directors, the Company awards both incentive stock options and nonqualified stock options to selected key employees and officers. The options are awarded at an exercise price based on the closing price of the Company's common stock on the date of grant, a two-year and four-year vesting schedule and a ten-year exercise period. As of December 31, 1999, options expire beginning in the year-ended December 31, 2001 through 2009. Exercise of the nonqualified stock options resulted in a deferred tax effect of $6,375, $83,457 and $16,203 for the years ended December 31, 1999, 1998 and 1997, respectively.

          The Company applies APB 25 and related interpretations in accounting for its stock option awards. No compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31:


                                          1999            1998            1997
                                          ----            ----            ----


Net income (loss)                    $(3,107,170)   $ (13,452,020)   $ 2,464,487
Basic net income (loss) per share         $ (.17)         $  (.74)         $ .14
Diluted net income (loss) per share       $ (.17)         $  (.74)         $ .13


          The pro forma net income (loss) and pro forma net income (loss) per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. Pro forma adjustments in future years will include compensation expense associated with options granted beginning in 1995 plus compensation expense associated with any options awarded in subsequent years. As a result, such pro forma compensation expense is likely to be higher than the levels experienced in 1999, 1998 and 1997.

          Under FAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:


                                           1999         1998         1997
                                           ----         ----         ----

          Risk-free interest rate          5.98         5.61         6.41
          Expected life                 8 years      7 years      7 years
          Expected volatility               .74          .71          .55

          A summary of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:


                                             For the year ended        For the year ended      For the year ended
                                              December 31, 1999         December 31, 1998       December 31, 1997
                                          ------------------------   ---------------------- ------------------------
                                                         Weighted                 Weighted                Weighted
                                           Number         Average      Number      Average    Number        Average
                                          of Shares        Price      of Shares    Price     of Shares       Price
                                          ----------     ----------   ----------- ---------- -----------  -----------


Stock options:
    Outstanding at beginning of year      1,541,750       $   3.46     1,364,250    $ 3.06    1,207,250      $ 1.82
         Options granted                    435,000           1.29       370,000      3.60      485,000        4.41
         Options exercised                  (25,000)          (.69)     (192,500)     (.87)    (323,000)       (.44)
         Options canceled                         -              -             -         -       (5,000)      (4.53)
                                         ----------       --------     ---------    ------    ---------      ------
Outstanding at end of year                1,951,750       $   3.13     1,541,750    $ 3.46    1,364,250      $ 3.06
                                         ==========       ========     =========    ======    =========      ======

Exercisable at end of year                1,200,500       $   3.35       816,750    $ 2.97      775,500      $ 2.08
                                         ==========       ========     =========    ======    =========      ======

Weighted average fair value
    of options granted during
    the year                                $  1.40                       $ 2.58                 $ 2.80
                                            =======                       ======                 ======



          The following table summarizes information about the Company's stock options outstanding at December 31, 1999:


                              Options Outstanding                                            Options Exercisable
                   ----------------------------------------------------------   ----------------------------------------
                          Number         Weighted Average        Weighted             Number                 Weighted
   Range of           Outstanding at         Remaining            Average          Exercisable at             Average
Exercise Prices     December 31, 1999     Contractual Life     Exercise Price     December 31, 1999      Exercise Price
---------------     -----------------    -----------------     --------------    ------------------      --------------

  $.64 - $ .69          150,000              3 years               $  .64              150,000                 $  .64
 $1.03 - $1.82          558,000              4 years               $ 1.68              123,000                 $ 1.18
 $3.19 - $5.50        1,243,750              9 years               $ 3.46              927,500                 $ 4.07
                      ---------                                                      ---------
                      1,951,750                                                      1,200,500
                      =========                                                      =========


                         PARALLEL PETROLEUM CORPORATION

          Stock Warrants

          In connection with a common stock offering in 1996, an underwriter received a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $5.10 per share. At December 31, 1999, no shares have been purchased in connection with the five-year warrant.

          In connection with a private placement offering in 1994, a broker-dealer responsible for introducing the Company to the Company's principal placement agent received a five-year warrant to purchase 64,415 shares of common stock at a price of $2.75 per share. As of December 31 1999 and 1998, 50,000 shares have been purchased in connection with the five-year warrant.

          The Company has outstanding at December 31, 1999 and 1998, 300,000 warrants. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants were issued as part of the Company's initial public offering in 1980 and are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions and in the event of liquidation, dissolution, or winding up of the Company, the holders are not entitled to participate in the assets of the Company.

(5)       Income Taxes
          ------------

          Federal income tax expense (benefit) differs from the amount computed at the Federal statutory rate as follows:


                                                                     Year ended
                                                                     December 31,
                                                       ---------------------------------------
                                                           1999            1998          1997
                                                           ----            ----          ----

          Income tax expense (benefit) at statutory
              rate                                     $  (833,156)    $ (5,472,619)  $ 1,314,570
          Change in valuation allowance for deferred
              tax assets                                 1,718,284        2,530,196            -
          Adjustment to deferred tax liability for
              changes in estimates                        (649,920)              -             -
          Statutory depletion                             (237,047)        (171,803)     (241,274)
          Nondeductible expenses and other                   1,839           14,199        49,154
                                                       -----------     ------------   -----------
              Income tax expense (benefit)             $        -      $ (3,100,027)  $ 1,122,450
                                                       ===========     ============   ===========


          Income tax expense is deferred, with the exception of $64,986 in 1997 related to alternative minimum tax ("AMT").

                         PARALLEL PETROLEUM CORPORATION

          The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:


                                                        1999                  1998
                                                        ----                  ----

             Noncurrent
             ----------

          Deferred tax assets:
            Net operating loss carryforwards         $ 7,217,369          $ 5,309,428
            Statutory depletion carryforwards          1,190,146              953,099
                                                     -----------          -----------
              Total deferred tax assets                8,407,515            6,262,527

              Less valuation allowance                (4,248,480)          (2,530,196)
                                                     -----------          -----------
              Net deferred tax assets                  4,159,035            3,732,331
                                                     -----------          -----------

          Deferred tax liabilities:
             Equity income in First Permian, LLC         187,568                   -
             Property and equipment, principally due
              to differences in basis, expensing
              of intangible drilling costs for tax
              purposes and depletion                   3,971,467            3,732,331
                                                     -----------          -----------
              Total deferred tax liabilities           4,159,035            3,732,331
                                                     -----------          -----------
              Net noncurrent deferred income
                 tax liability                       $        -           $        -
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

                         PARALLEL PETROLEUM CORPORATION

          As of December 31, 1999, the Company had investment tax credit and net operating loss carryforwards for regular tax purposes available to reduce future taxable income and tax liability, respectively. These carryforwards expire as follows:

                                                                   Alternative
                                                                   minimum tax
                               Net operating      Investment      net operating
                                   loss           tax credit          loss
                                   ----           ----------          ----



          2000                   $        -        $ 15,000       $        -
          2001                       498,000         24,000                -
          2002                       421,000             -                 -
          2003                       138,000             -                 -
          2004                       257,000             -                 -
          2005                        69,000             -                 -
          2006                     1,011,000             -                 -
          2007                       792,000             -                 -
          2008                     1,596,000             -          1,733,000
          2009                     2,170,000             -          1,974,000
          2013                     8,658,000             -          8,191,000
          2014                     5,616,000             -          5,274,000
                                 -----------       --------       -----------
                                 $21,226,000       $ 39,000       $17,172,000
                                 ===========       ========       ===========

(6)       Major Customers
          ---------------

          The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31:


                                         1999            1998          1997
                                         ----            ----          ----

         Purchaser A                      5%              11%           12%
         Purchaser B                     14%              24%           53%
         Purchaser C                     27%              22%            -
         Purchaser D                     26%              18%            -

                         PARALLEL PETROLEUM CORPORATION

(7)       Employee Pension Plan
          ---------------------

          Effective  September  1, 1988,  the Company  established  a simplified employee pension plan covering all salaried employees of the Company. The employees voluntarily contribute a portion of their eligible compensation, not to exceed $7,000, adjusted for inflation beginning in 1988, to the plan. The Company's contribution, including the employees contribution, cannot exceed the lesser of $30,000 or 15% of compensation. During 1999, 1998 and 1997, the Company contributed an aggregate of $14,338, $11,632 and $12,709, respectively, of which $3,750, $3,388 and
               $3,129, respectively, was allocated to a Director of the Company. The Company has no obligation to make contributions to the plan.

(8)       Statements of Cash Flows
          ------------------------

          During 1999, 1998 and 1997,  $2,127,734,  $0, and $0 were  transferred from oil and gas properties to assets held for sale, respectively. These transfers are considered non-cash transactions.

          No Federal taxes were paid in 1999, 1998 and 1997, as a result of net operating losses or loss carryforwards.

          The Company made interest payments of $1,534,023, $1,349,786 and $794,079 in 1999, 1998 and 1997, respectively.

          At   December 31, 1999 and 1998, there were $1,489,870 and $1,868,241, respectively, of property additions accrued in accounts payable.

(9)       Equity Transactions
          -------------------


          Common Stock

          On November 19, 1999, the Company completed a private placement of 2,000,000 shares of its common stock for a price of $1.60 per share. Proceeds received, net of related expenses, were approximately $3,117,000 and were used to pay down debt, fund capital projects and pay for operations.

          Preferred Stock

          On April 8, 1998, the Company completed a private placement of 600,000 shares of its $.60 Cumulative Convertible Preferred Stock, $.10 par value per share ("Old Preferred Stock"). Cumulative dividends of $.60 per share were payable semi-annually on June 15 and December 15 of each year. Each share of Old

                         PARALLEL PETROLEUM CORPORATION

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

          During 1999, the Company paid to, and received from, First Permian, LLC $22,968 and $85,019, respectively, for reimbursement of general and administrative expenses. At December 31, 1999, the Company had an account receivable from and an account payable to First Permian LLC of $1,110 and $2,702, respectively.

(10)      Related Party Transactions
          --------------------------

          During 1999 and 1998, the Company was charged $0 and $2,900, respectively, for drilling services and lease operating expenses by entities in which certain Directors are majority owners. These Directors and their companies own interests in certain wells operated by the Company. During 1999 and 1998, the Company charged $114,000 and $97,000, respectively, for lease operating expenses and drilling costs and paid $68,000 and $62,000, respectively, in oil and gas revenues to these related parties related to these wells.

          An entity in which the Chief Executive Officer and Chairman of the Board is the owner acted as the Company's agent in performing the routine day to day operations of certain wells. In 1999 and 1998, the Company was billed $34,000 and $70,000, respectively, for the Company's pro rata share of lease operating and drilling expenses and received $197,000 and $218,000 in 1999 and 1998, respectively, in oil and gas revenues related to these wells.

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

(11)      Oil and Gas Expenditures
          ------------------------

          The following table reflects capitalized costs related to the oil and gas properties as of December 31:



                                           1999                1998
                                           ----                ----

          Proved properties          $ 52,795,570          $ 48,945,738
          Unproved properties          12,341,213            16,619,728
                                     ------------          ------------
                                       65,136,783            65,565,466
          Accumulated depletion       (27,296,752)          (22,122,758)
                                     ------------           -----------

                                     $ 37,840,031          $ 43,442,708
                                     ============          ============


          Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. Such costs capitalized in 1999, 1998 and 1997 totaled $508,883, $527,500 and $461,537, respectively.

          Depletion per equivalent unit of production (BOE) was $8.30, $8.07 and $5.29 for 1999, 1998 and 1997, respectively.

          The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities for each of the years in the three-year period ended December 31:


                                                  1999          1998            1997
                                                  ----          ----            ----

          Transfers to assets held for sale   $ (2,127,734)  $        -       $        -
          Proved property acquisition costs         41,768        88,747          917,883
          Unproved property acquisition costs    1,978,964     6,034,025        7,710,358
          Exploration                            1,855,948     8,555,741        9,604,035
          Development                              638,845     3,873,168        4,877,240
                                              ------------   -----------      -----------
                                              $  2,387,791   $18,551,681      $23,109,516
                                              ============   ===========      ===========

                         PARALLEL PETROLEUM CORPORATION

(12)      Impairment of Oil and Gas Properties

          As a result of a ceiling test calculation, which limits capitalized costs, net of related deferred tax liability, to the aggregate of the estimated present value, discounted at 10-percent of future net revenues from proved reserves plus lower of cost or fair market value of unproved properties, the Company recognized an impairment of approximately $1,705,000 and $14,757,000 related to its oil and gas properties during 1999 and 1998, respectively.

(13)      Earnings per Share

          In accordance with the provisions of FAS 128, the following table provides a reconciliation between basic and diluted earnings per share for the year ended December 31:


                                                               1999          1998         1997
                                                               ----          ----         ----

          Numerator:
              Net income (loss)                          $ (2,450,457)  $(12,995,910) $ 2,743,930
              Preferred stock dividend                       (609,063)      (276,712)          -
                                                         ------------   ------------  -----------
              Net income (loss) and numerator for
                 basic and diluted net income (loss)
                 per share available to common
                 stockholders                            $ (3,059,520)  $(13,272,622) $ 2,743,930
                                                         ============   ============  ===========
          Denominator:
              Weighted average common shares for
                 basic earnings (loss) per share           18,549,214     18,300,998   17,862,792

          Effect of dilutive securities:
              Employee stock options                              -               -       765,403
              Warrants                                            -               -        12,795
                                                          ===========   ============  ===========

          Weighted average common shares for
              diluted earnings (loss) per share
              assuming conversions                         18,549,214     18,300,998   18,640,990
                                                          ===========   ============  ===========

         Basic net earnings (loss) per share                  $  (.16)      $   (.73)    $   0.15
                                                              =======       ========     ========
         Diluted net earnings (loss) per share                $  (.16)      $   (.73)    $   0.15
                                                              =======       ========     ========


                         PARALLEL PETROLEUM CORPORATION

          Employee stock options to purchase shares of common stock and convertible preferred stock were outstanding during 1999 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, (ii) the effect of the assumed conversion of the Company's preferred stock to common stock would be antidilutive, or (iii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

(14)      Equity Investment
          -----------------

          On June 30, 1999, the Company acquired a 22.5% interest for $2,250 in First Permian, LLC ("First Permian"), a Delaware limited liability company. First Permian is owned by the Company and three other parties. On December 31, 1999, the Company's interest in First Permian increased to 35% for an additional investment of $1,250 as a result of First Permian meeting certain payment requirements under its subordinated notes.

          On June 25, 1999, First Permian and Fina Oil and Chemical Company ("Fina") entered into a Merger Agreement in which First Permian purchased oil and gas properties located in the Permian Basin of west Texas for $96,125,000. Under the Merger Agreement, the oil and gas properties were conveyed to Nash Oil Company, LLC ("Nash"), a newly formed Delaware Limited Liability Company and a wholly-owned subsidiary of Fina. Effective June 30, 1999, First Permian and Nash were merged with the surviving limited liability company being First Permian, LLC.

          The purchase was financed primarily with a bank credit facility for $74,000,000, subordinated notes totaling $16,000,000 and sale of minerals for $5,000,000. The credit facility is collateralized by substantially all of First Permian's oil and gas properties and further guaranteed by the Company for $10,000,000 and by one other party for an additional $10,000,000.

                         PARALLEL PETROLEUM CORPORATION

          The following summarizes selected audited financial information for First Permian, LLC as of December 31, 1999:

                       Assets
                       ------
          Current assets:
              Cash and cash equivalents                         $ 4,476,669
              Accounts receivable                                 4,653,020
              Prepaids                                               25,311
              Assets held for sale                                2,300,000
                                                                -----------
                  Total current assets                           11,455,000
                                                                -----------
          Property and equipment, at cost:
              Oil and gas properties, full cost method           71,967,245
              Other property                                        252,453
                                                                -----------
                                                                 72,219,698
              Less accumulated depletion and depreciation        (2,974,973)
                                                                -----------
                   Net property and equipment                    69,244,725

          Other non-current assets, net of accumulated
             amortization of $223,800                             1,064,113
                                                                -----------
                                                                $81,763,838
                                                                ===========

              Liabilities and Members' Equity
              -------------------------------
          Current liabilities:
              Current maturities of long-term debt              $ 3,000,000
              Accounts payable and accrued liabilities-trade      5,848,150
              Liability for commodity swap                          576,000
                                                                -----------
                   Total current liabilities                      9,424,150
                                                                -----------
          Long-term debt, net of current maturities              63,950,000
          Notes payable to related parties                        7,500,000

          Members' equity and issuable warrants                     889,688
                                                                -----------

                                                                $81,763,838
                                                                ===========

          Revenues                                              $14,627,611
          Cost and expenses                                       8,825,266
                                                                -----------
              Operating income                                    5,802,345

          Other expense, net                                     (4,923,183)
                                                                -----------
          Net income                                            $   879,162
                                                                ===========

          The Company accounts for its investment in First Permian, LLC using the equity method and has recorded equity in income as of December 31, 1999 for $197,811.

          The following summarizes the Company's 35% interest in First Permian LLC's unaudited oil and gas reserve data (in thousands):

                          Changes in Reserve Balances


                                                       Total Proved              Proved Developed
                                                  -----------------------     -------------------------
                                                      BBL          MCF           BBL            MCF
                                                    -------      -------       ------         ------


Reserves as of June 30, 1999 (date of inception)       _              _             _                _
        Purchase of reserves in place              10,521          9,360         6,249            8,934
        Sales of reserves in place                 (1,162)          (533)       (1,162)            (533)
        Revisions of previous estimates             1,115           (180)        1,110             (180)
        Production                                   (248)          (457)         (248)            (457)
                                                   ------         ------        ------           ------
Reserves as of December 31, 1999                   10,226          8,190         5,949            7,764
                                                   ======         ======        ======           ======


  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
                              Oil and Gas Reserves

       Period June 30, 1999 (date of inception) through December 31, 1999

          Future cash flows                                           $ 238,996
          Future costs:
              Production                                                (71,878)
              Development                                               (13,001)
                                                                      ---------
          Future net cash flows                                         154,117
          10% annual discount for estimated timing of cash flows        (80,448)
                                                                      ---------
          Standardized measure of discounted net cash flows           $  73,669
                                                                      =========

                         PARALLEL PETROLEUM CORPORATION

      Changes in Standardized Measure of Discounted Future Net Cash Flows
                              From Proved Reserves

       Period June 30, 1999 (date of inception) through December 31, 1999

          Increase (decrease):
              Sales of minerals in place                      $  (6,612)
              Purchase of minerals in place                      51,125
              Changes in estimated future development costs        (337)
              Revisions of prices and costs                      32,266
              Sales, net of production costs                     (2,773)
                                                              ---------
                   Net increase                                  73,669
          Standardized measure of discounted net cash flows:
                   Beginning of year                                 _
                                                              ---------
                   End of year                                $  73,669
                                                              =========

                         PARALLEL PETROLEUM CORPORATION

(15)      Supplemental Oil and Gas Reserve Data (Unaudited)

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

          A summary of changes in reserve balances is presented below (in thousands):


                                                     Total Proved          Proved Developed
                                                  ------------------     --------------------
                                                   BBL          MCF       BBL            MCF
                                                  -----        -----     -----          -----

          Reserves as of January 1, 1997          1,641        32,554     1,395         27,346
              Sales of reserves in place           (461)       (2,779)     (461)        (2,779)
              Extensions and discoveries          1,063        14,477       243          9,623
              Revisions of previous estimates      (174)      (10,319)     (164)       (10,478)
              Production                           (175)       (3,385)     (176)        (3,384)
                                                 ------        ------    ------         ------
          Reserves as of December 31, 1997        1,894        30,548       837         20,328
              Extensions and discoveries            281         7,554       210          5,634
              Revisions of previous estimates      (265)       (8,806)       (9)        (3,614)
              Production                           (186)       (3,275)     (185)        (3,276)
                                                 ------        ------    ------         ------
          Reserves as of December 31, 1998        1,724        26,021       853         19,072
              Sales of reserves in place             _           (241)       _            (241)
              Extensions and discoveries             28         2,167        28          1,910
              Revisions of previous estimates      (580)       (7,903)     (128)        (5,296)
              Production                           (164)       (2,760)     (164)        (2,760)
                                                 ------        ------    ------         ------

          Reserves as of December 31, 1999        1,008        17,284       589         12,685
                                                 ======        ======    ======         ======


          The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by SFAS No. 69. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

          During 1999, the average sales price received by the Company for its oil was approximately $17.32 per Bbl, as compared to $12.49 in 1998, while the average sales price for the Company's gas was approximately $2.27 per Mcf in 1999, as compared to $2.04 per Mcf in 1998. At March 15, 2000, the price received by the Company for its oil production was approximately $28 per Bbl, while the price received by the Company, at that same date, for its gas production was approximately $2.75 per Mcf.

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


            Standardized Measure of Discounted Future Net Cash Flows
                    Relating to Proved Oil and Gas Reserves
                                 (In Thousands)


                                                              December 31,
                                                   ----------------------------------
                                                     1999         1998         1997
                                                   --------      --------    --------

          Future cash flows                        $ 62,967      $ 70,141    $111,549
          Future costs:
              Production                            (18,632)      (20,706)    (28,352)
              Development                            (4,797)       (5,740)     (6,269)
                                                   --------      --------    --------
          Future net cash flows before income
              taxes                                  39,538        43,695      76,928
          Future income taxes                            _             _       (8,891)
                                                   --------      --------    --------
          Future net cash flows                      39,538        43,695      68,037
          10% annual discount for estimated timing
              of cash flows                         (14,039)      (16,872)    (21,982)
                                                   --------      --------    --------

          Standardized measure of discounted net
              cash flows                           $ 25,499      $ 26,823    $ 46,055
                                                   ========      ========    ========

                       Changes in Standardized Measure of
             Discounted Future Net Cash Flows From Proved Reserves
                                 (In Thousands)


                                                           Years ended December 31,
                                                   --------------------------------------
                                                      1999          1998            1997
                                                    -------       -------          ------

          Increase (decrease):
              Sales of minerals in place           $   (238)    $       -       $  (6,491)
              Extensions and discoveries and
                 improved recovery, net of
                 future production and development
                 costs                                3,067          8,916         25,530
              Accretion of discount                   2,682          4,642          6,701
              Net change in sales prices net
                 of production costs                 11,882        (16,036)       (18,293)
              Changes in estimated future
                 development costs                      789            664            (51)
              Revisions of quantity estimates       (13,371)        (8,325)       (13,333)
              Net change in income taxes                 _             365          9,300
              Sales, net of production costs         (6,620)        (6,588)        (9,443)
              Changes of production rates (timing)
                 and other                              485         (2,870)        (5,214)
                                                   --------     ----------      ---------
                 Net decrease                        (1,324)       (19,232)       (11,294)

          Standardized measure of discounted
              future net cash flows:
                   Beginning of year                 26,823         46,055         57,349
                                                   --------     ----------      ---------
                   End of year                     $ 25,499     $   26,823      $  46,055
                                                   ========     ==========      =========


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PARALLEL PETROLEUM CORPORATION

March 28, 2000                          By:/s/ Thomas R. Cambridge
                                        ------------------------------
                                        Thomas R. Cambridge, Chief
                                        Executive Officer and
                                        Chairman of the Board of
                                        Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Thomas R. Cambridge            Chief Executive Officer        March 28, 2000
-----------------------            and Chairman of the
 Thomas R. Cambridge               Board of Directors
                                   (Principal Executive
                                   Officer)


/s/ Larry Oldham                   President and Treasurer        March 28, 2000
-----------------------            (Principal Financial and
Larry C. Oldham                    Accounting Officer)


-----------------------            Director                       March 28, 2000
Ernest R. Duke



/s/ Myrle Greathouse               Director                       March 28, 2000
-----------------------
Myrle Greathouse



/s/ Charles R. Pannill             Director                       March 28, 2000
-----------------------
Charles R. Pannill

                               INDEX TO EXHIBITS


Exhibit
   No.                             Description  of  Exhibit
-------                            ------------------------

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

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

10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

*10.8 Restated Loan Agreement, dated December 27, 1999 ,between the Registrant and Bank One, Texas, N.A.

10.9 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

10.10 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated June 30, 1999.)

Exhibit
  No.                                   Description of Exhibit
-------                                 ----------------------

10.11   Limited   Liability   Company   Agreement  of  First   Permian,   L.L.C.
        (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.12   Merger  Agreement,  dated June 25, 1999  (Incorporated  by  reference to
        Exhibit 10.3 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.13 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.14 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.15 Credit Agreement, dated June 30, 1999 by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.16 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.17 Intercreditor Agreement, dated as of June 30, 1999, among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.18 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.19 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K Report dated June 30, 1999.)

*23.1   Consent of Independent Auditors

*23.2   Consent of Independent Petroleum Engineers

*23.3   Consent of Independent Petroleum Engineers

*27     Financial Data Schedule

-----------------
* Filed herewith.

                                  EXHIBIT 10.8



                                    RESTATED
                                 LOAN AGREEMENT


                            DATED DECEMBER 27, 1999


                                 by and between


                         PARALLEL PETROLEUM CORPORATION
                                  as Borrower,


                                      AND


                             BANK ONE, TEXAS, N.A.
                                   as Lender

                               TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------
ARTICLE I                                                                1
Definitions                                                              1
        1.1     Certain Defined Terms                                    1
        1.2     Other Definitional Provisions                            8

ARTICLE II                                                               8
        Revolving Loan                                                   8
        2.1     Revolving Commitment                                     8
        2.2     Manner of Borrowing                                      9
        2.3     Commitment Fee                                           9
        2.4     Note                                                    10
        2.5     Principal Payments                                      10
        2.6     Interest Rate; Interest Payments                        10
`       2.7     Capital Adequacy                                        11
        2.8     Prepayments                                             11
        2.9     Manner and Application of Payments                      12
        2.10    Rate Elections                                          12
        2.11    Increased Cost of Eurodollar Portion                    13
        2.12    Availability                                            13
        2.13    Funding Losses                                          14
        2.14    Taxes                                                   14

ARTICLE III                                                             15
Borrowing Base and Required Prepayments Under Note                      15
        3.1     Borrowing Base                                          15
        3.2     Redeterminations of Borrowing Base and
                Monthly Automatic Borrowing Base Reduction              15
        3.3     Standards for Redetermination                           16
        3.4     Borrowing Base Redetermination Fee                      16
        3.5     Mandatory Increase in Collateral or Prepayment
                of Principal of the Note                                16
        3.6     Monthly Automatic Borrowing Base Reduction and
                Prepayment of Principal of the Note                     16

ARTICLE IV                                                              16
Security and Assignment                                                 16

ARTICLE V                                                               17
Conditions Precedent                                                    17
        5.1     Renewal                                                 17
        5.2     All Advances                                            18

ARTICLE VI                                                              18
Representations and Warranties                                          18
        6.1     Existence and Authority                                 18
        6.2     Powers                                                  19
        6.3     Financial Statements                                    19
        6.4     Liabilities                                             19
        6.5     Litigation                                              19
        6.6     Taxes                                                   19
        6.7     Purpose of Loan                                         19
        6.8     Properties; Liens                                       20
        6.9     Material Agreements                                     20
        6.10    ERISA                                                   21
        6.11    Location of Records                                     21
        6.12    Permits and Franchises, Etc.                            21
        6.13    Subsidiaries                                            21
        6.14    Hazardous Wastes and Substances                         21
        6.15    Public Utility Holding Company Act                      22
        6.16    General                                                 22
        6.17    Year 2000 Compliance                                    22

ARTICLE VII                                                             22
Affirmative Covenants                                                   22
        7.1     Financial Statements and Other Information              22
        7.2     Taxes                                                   24
        7.3     Discharge of Contractual Obligations                    24
        7.4     Legal Status                                            24
        7.5     Maintenance and Evidence of Priority of Bank Liens      24
        7.6     Insurance                                               25
        7.7     Reimbursement of Fees and Expenses                      25
        7.8     Indemnification                                         25
        7.9     Curing of Defects                                       26
        7.10    Inspection and Visitation                               26
        7.11    Notices                                                 26
        7.12    Bank Lien on Other Assets                               26
        7.13    Compliance                                              26
        7.14    Compliance with Environmental laws                      27
        7.15    Use of Proceeds                                         27
        7.16    Deposit Accounts                                        27
        7.17    Title Curative                                          27
        7.18    Year 2000 Compliance                                    27

ARTICLE VIII                                                            27
Negative Covenants                                                      27
        8.1     Liens                                                   28

        8.2     Indebtedness                                            29
        8.3     ERISA Compliance                                        29
        8.4     Investments                                             29
        8.5     Mergers, Consolidations                                 30
        8.6     Dividends and Distributions                             30
        8.7     Transactions with Affiliates                            30
        8.8     Accounting Method and Fiscal Year                       30
        8.9     Nature of Business                                      30
        8.10    Disposition of Assets                                   30
        8.11    Current Ratio                                           31
        8.12    Leases                                                  31
        8.13    Net Worth                                               31
        8.14    Debt Service Ratio                                      31
        8.15    Derivatives                                             31

ARTICLE IX                                                              31
Default and Remedies                                                    31
        9.1     Events of Default                                       31
        9.2     Remedies                                                33

ARTICLE X                                                               33
Miscellaneous                                                           33
        10.1    Survival of Representations and Warranties              33
        10.2    Communications                                          33
        10.3    Non-Waiver                                              34
        10.4    Strict Compliance                                       34
        10.5    Cumulative Rights                                       35
        10.6    Governing Law                                           35
        10.7    Choice of Forum; Consent to Service of Process
                and Jurisdiction                                        35
        10.8    Usury Savings Clause                                    35
        10.9    Enforceability                                          36
        10.10   Binding Effect                                          36
        10.11   No Third Party Beneficiary                              36
        10.12   Delegation by Lender                                    36
        10.13   Setoff                                                  36
        10.14   Additional Documents                                    37
        10.15   Counterparts                                            37
        10.16   Amendments                                              37
        10.17   headings                                                37
        10.18   Conflicts                                               37
        10.19   entirety                                                37
        10.21   Participations                                          37
        10.22   Notice of Final Agreement                               38

                Exhibit 2.2             -       Request for Advance
                Exhibit 2.4             -       Promissory Note
                Exhibit 2.10            -       Form of Rate Election
                Schedule 5.1            -       Closing Documents
                Schedule 6.9            -       Material Agreements
                Exhibit 7.1             -       Compliance Certificate

                                    RESTATED
                                 LOAN AGREEMENT

     THIS RESTATED LOAN AGREEMENT (this "Agreement") is entered into this 27th day of December, 1999 by and between PARALLEL PETROLEUM CORPORATION, a Delaware corporation ("Borrower"); and BANK ONE, TEXAS, N.A., a national banking association ("Lender").


                                    Recitals

     A. Borrower and Lender entered into that certain Loan Agreement dated July 1, 1996, as amended by First Amendment to Loan Agreement dated February 14, 1997, by Second Amendment to Loan Agreement dated March 30, 1998, by Third Amendment to Loan Agreement dated September 1, 1998, and by Fourth Amendment to Loan Agreement dated October 16, 1998 (as so amended, the "Prior Loan Agreement").

     B. Pursuant to the Prior Loan Agreement, Borrower executed and delivered to Lender that certain promissory note dated July 1, 1996, in the original principal amount of $30,000,000 payable to the order of Lender (the "Prior Note").

     C. Borrower has requested that Lender amend certain provisions of the Prior Loan Agreement and that Lender renew the indebtedness evidenced by the Prior Note, which Lender has agreed to do subject to the terms and conditions contained herein. The parties hereto agree that this Agreement replaces the Prior Loan Agreement and that this Agreement and the other Loan Papers shall govern the terms of the loans made hereunder in their entirety and shall control over the Prior Loan Agreement.

                                    Agreement

     NOW THEREFORE, in consideration of the premises and the mutual covenants herein contained and other good and valuable consideration, it is hereby agreed between the parties as follows:


                                    ARTICLE I
                                   Definitions

     1.1 Certain Defined Terms. For the purposes of this Agreement, the following terms shall have the respective meanings assigned to them in this section or in the section or recital referred to below:

     "Adjusted Eurodollar Rate" means, with respect to each particular Eurodollar Portion and the associated Eurodollar Rate and Reserve Percentage, the rate per annum calculated by Lender (rounded upwards, if necessary, to the next higher 1/100th of 1%) determined on a daily basis pursuant to the following formula:

                        AER     =       ER + EM
                                        1.00 - RP

                        AER     =       Adjusted Eurodollar Rate
                        ER      =       Eurodollar Rate
                        RP      =       Reserve Percentage
                        EM      =       Eurodollar Margin

The Adjusted Eurodollar Rate shall change as the associated Reserve Percentage changes.

     "Advance" means any disbursement to or on behalf of Borrower under any of the Loan Papers, including, without limitation, all amounts advanced under the Prior Note or the Note.

     "Agreement": the preamble.

     "Bank Liens" means Liens in favor of Lender, securing all or any portion of the Obligation, including, without limitation, Rights in any of the Collateral created in favor of Lender, whether by mortgage, pledge, hypothecation, assignment, transfer or other granting or creation of Liens.

     "Base Rate" means the fluctuating per annum rate of interest from time to time in effect equal to the rate of interest as publicly announced by Lender as its "Prime Rate." Such rate is set by Lender as a general rate of interest, taking into account such factors as Lender may deem appropriate, it being understood that many of Lender's commercial or other loans are priced in relation to such rate, that it is not necessarily the lowest or best rate actually charged to any customer and that Lender may make various commercial or other loans at rates of interest having no relationship to such rate. If Lender's Prime Rate changes after the date hereof, the Base Rate shall be automatically increased or decreased, as the case may be, without prior notice to Borrower from time to time as of the effective time of each change in Lender's Prime Rate.

     "Base Rate Portion" means that portion of the unpaid principal balance of the Revolving Loan which is not made up of Eurodollar Portions.

     "Borrower": the preamble.

     "Borrowing Base": Section 3. 1.

     "Borrowing Base Redetermination Fee": Section 3.4.

     "Business Day" means a day on which commercial banks are open for business with the public in the State of Texas. Any Business Day in any way relating to Eurodollar Portions (such as the day on which a Eurodollar Interest Period begins or ends) must also be a day on which, in the judgment of Lender, significant transactions in Dollars are carried out in the London interbank market.

     "Cash Flow" means Borrower's Net Income for the most recent fiscal quarter of Borrower, less preferred dividends paid by Borrower during such fiscal quarter, plus depreciation, depletion and other non-cash charges of Borrower during such fiscal quarter determined on an unconsolidated basis.

     "Claims": Section 7.8.

     "Collateral": Article IV.

     "Commitment Fee": Section 2.3.

     "Current Assets" of any person shall mean, as of any date, the current assets that would be reflected on an unconsolidated balance sheet of such person prepared as of such date in conformity with GAAP.

     "Current Liabilities" of any person shall mean, as of any date, the current liabilities that would be reflected on an unconsolidated balance sheet of such person prepared as of such date in conformity with GAAP.

     "Current Ratio" means, as of any date, the ratio of Borrower's Current Assets (including., for purposes of this calculation, unused availability under the Revolving Commitment) to its Current Liabilities (excluding, for purposes of this calculation, current maturities of the Note).

     "Debt Service Ratio" means, as of the end of each fiscal quarter of Borrower in which the Total Monthly Automatic Borrowing Base Reductions are greater than zero, the ratio of Borrower's Cash Flow to the Total Monthly Automatic Borrowing Base Reductions, and means as of the end of each fiscal quarter of Borrower in which the Total Monthly Automatic Borrowing Base Reductions are zero, the ratio of Borrower's Cash Flow to one-twentieth (1/20) of the then outstanding principal balance of the Note.

     "Deed of Trust" means one or more mortgages, deeds of trust, assignments of production and security agreements and financing statements in favor of Lender encumbering every interest of Borrower in every oil and gas property owned by Borrower and selected by Lender to be encumbered as security for the Obligation, including, without limitation, any such property consisting of royalty interests, overriding royalty interests and/or reversionary rights relating to either developed or undeveloped leasehold acreage, it being specifically recognized that if any such interest selected is in a state where a mortgage, deed of trust, assignment of production and security agreement or financing statement is, or may be, ineffective, a document appropriate for use in that state shall be required.

     "Derivatives" means, foreign exchange transactions and commodity, currency and interest rate swaps, floors, caps, collars, forward sales, options, other similar transactions and combinations of the foregoing, including without limitation, Rate Management Transactions.

     "Dollars" and "$" mean lawful money of the United States of America.

     "ERISA": Section 6.10.

     "Eurodollar Interest Period" means, with respect to each particular Eurodollar Portion, a period of thirty (30), sixty (60) or ninety (90) days, as specified in the Rate Election applicable thereto, beginning on and including the date specified in such Rate Election (which must be a Business Day), and ending thirty (30), sixty (60) or ninety (90) days thereafter, provided that each Eurodollar Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (unless such next succeeding Business Day is in the next calendar month, in which case such Eurodollar Interest Period shall end on the immediately preceding Business Day). No Eurodollar Interest Period may be elected for any Eurodollar Portion which would extend past the Revolving Maturity Date.

     "Eurodollar Margin" means, with respect to each Eurodollar Portion of the Revolving Loan, three percent (3%).

     "Eurodollar Portion" means any portion of the unpaid principal balance of the Revolving Loan which Borrower designates as such in a Rate Election.

     "Eurodollar Rate" means, with respect to each particular Eurodollar Portion for any Interest Period therefor, the rate of interest per annum at which deposits in immediately available and freely transferrable funds in Dollars are offered to Lender (at approximately 10:00 a.m. Dallas, Texas time three Business Days prior to the first day of each Interest Period) in the London interbank market for delivery on the first day of such Interest Period in an amount equal to or comparable to the principal amount of the Eurodollar Portion to which such Interest Period relates. Each determination of the Eurodollar Rate by Lender shall, in the absence of error, be conclusive and binding.

     "Event of Default": Section 9.1.

     "GAAP" shall mean those generally accepted accounting principles and practices that are recognized as such by the American Institute of Certified Public Accountants acting through its Accounting Principles Board or by the Financial Accounting Standards Board (or any other appropriate board or committee thereof), applied on a basis consistent with that of prior periods so as to properly reflect the financial condition, results of operations and cash flows of a person, except that any accounting principle or practice required to be changed by the said Accounting Principles

Board or Financial Accounting Standards Board (or any other board or committee thereof) in order to continue as a generally accepted accounting principle or practice may so be changed and when so changed shall constitute generally accepted accounting principles in accordance with the terms hereof.

     "Highest Lawful Rate" means the maximum nonusurious rate of interest (or, if the context so requires, an amount calculated at such rate) that Lender is allowed to contract for, charge, take, reserve or receive under applicable law after taking into account, to the extent required by applicable law, any and all relevant payments or charges under the Loan Papers.

     "Interest Period" means, with respect to any Eurodollar Portion, the related Eurodollar Interest Period.

     "Investments": Section 8.4.

     "Lender": the preamble.

     "Lien" means any lien, mortgage, security interest, charge, or encumbrance of any kind, including, without limitation, the Rights of a vendor, lessor, or similar party under any conditional sales agreement or other title retention agreement or lease substantially equivalent thereto, any production payment, and any other Right of, or arrangement with, any creditor to have his claim satisfied out of any property or assets, or the proceeds therefrom, prior to the general creditors of the owner thereof.

     "Loan Papers" means (i) this Agreement, (ii) any and all notes, mortgages, deeds of trust, security agreements, financing statements, guaranties, and other agreements, documents, certificates, letters and instruments ever delivered or executed pursuant to, or in connection with, this Agreement, as any of the same may hereafter be amended, supplemented or restated (including, without limitation, the Note and the Deed of Trust), (iii) any and all agreements, documents and instruments ever delivered or executed pursuant to, or in connection with, Rate Management Transactions, and (iv) any and all future renewals and extensions or restatements of, or amendments or supplements to, all or any part of the foregoing.

     "Margin Regulations" means, as applicable, Regulations G, U and X of the Board of Governors of the Federal Reserve System, as from time to time in effect.

     "Material Adverse Change" means any set of circumstances or events that (i) will or could reasonably be expected to have any adverse effect upon the validity, performance, or enforceability of any Loan Paper, (ii) is or could reasonably be expected to be material and adverse to the financial condition or business operations of Borrower, (iii) will or could reasonably be expected to impair the ability of Borrower to fulfill its obligations under the terms and conditions of the Loan Papers, or (iv) will or could reasonably be expected to cause an Event of Default.

     "Material Agreement" of any person means any material written or oral agreement, contract, commitment, or understanding to which such person is a party, by which such person is directly or indirectly bound, or to which any asset of such person may be subject, which is not cancelable by such person upon 30 days or less notice without liability for further payment other than nominal penalty.

     "Mineral Interests" means Rights, estates, titles, and interests in and to oil, gas, sulphur, or other mineral (or any combination thereof) leases (and all extensions, amendments, ratifications, and subleases thereof or thereunder) and any mineral interests, royalty and overriding royalty interests, production payment and net profits interests, mineral fee interests, and rights therein, including, without limitation, any reversionary or carried interests relating to the foregoing, together with Rights, titles, and interests created by or arising under the terms of any unitization, communitization, and pooling agreements or arrangements, and all properties, rights, and interests covered thereby, whether arising by contract, by order, or by operation of law, which now or hereafter include all or any part of the foregoing.

     "Monthly Automatic Borrowing Base Reduction": Section 3.6.

     "Net Income" means Borrower's unconsolidated net income, determined in accordance with GAAP.

     "Net Worth" means, as of any date, an amount equal to Borrower's unconsolidated stockholders' equity, as determined in accordance with GAAP.

     "Note": Section 2.4(a).

     "Obligation" means all present and future indebtedness, obligations and liabilities, and all renewals and extensions thereof, or any part thereof, now or hereafter owed to Lender by Borrower, arising from, by virtue of, or pursuant to any Loan Paper (including, without limitation, amounts owed to Lender by Borrower on account of any letters of credit issued by Lender for the account of Borrower and any and all obligations, contingent or otherwise, whether now existing or hereafter arising, of Borrower to Lender arising under or in connection with Rate Management Transactions), or otherwise, together with all interest accruing thereon and reasonable costs, expenses, and attorneys' fees incurred in the enforcement or collection thereof, whether such indebtedness, obligations, and liabilities are direct, indirect, fixed, contingent, liquidated, unliquidated, joint, several, or joint and several or were, prior to acquisition thereof by Lender, owed to some other person.

     "Prior Loan Agreement": Recital A.

     "Prior Note": Recital B.

     "Rate Election" has the meaning given it in Section 2.10.

     "Rate Management Transaction" means any transaction (including an agreement with respect thereto) now existing or hereafter entered into between Borrower and Lender which is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, forward transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transaction) or any combination thereof, whether linked to one or more interest rates, foreign currencies, commodity prices, equity prices or other financial measures.

     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System, as from time to time in effect.

     "Reserve Percentage" means, on any day with respect to each particular Eurodollar Portion in a Tranche, the maximum reserve requirement, as determined by Lender (including without limitation any basic, supplemental, marginal, emergency or similar reserves), expressed as a decimal and rounded to the next higher. 0 1 of I %, which would then apply to Lender under Regulation D or successor regulations issued from time to time by the Board of Governors of the Federal Reserve System with respect to "Eurocurrency liabilities" (as such term is defined in Regulation D) equal in amount to Lender's Eurodollar Portion in such Tranche, were Lender to have any such "Eurocurrency liabilities". If such reserve requirement shall change after the date hereof, the Reserve Percentage shall be automatically increased or decreased, as the case may be, from time to time as of the effective time of each such change in such reserve requirement.

     "Revolving Commitment": Section 2.1(a).

     "Revolving Loan" means a loan or loans made under the Revolving Commitment pursuant to Section 2.1(a).

     "Revolving  Maturity  Date"  means July 1,  2001.

     "Rights" means rights, remedies, powers, privileges and benefits.

     "Subsidiary" means any corporation fifty percent (50%) or more of the Voting Shares of which is owned, directly or indirectly, by Borrower.

     "Taxes" has the meaning given it in Section 2.14.

     "Total Monthly Automatic Borrowing Base Reductions" means the sum of the Monthly Automatic Borrowing Base Reductions during the most recent fiscal quarter of Borrower, excluding $65,889.22 of the scheduled February 1, 2000 Monthly Automatic Borrowing Base Reduction.

     Tranche" has the meaning given it in Section 2.10.

     "Voting Shares" of any corporation or other entity shall mean outstanding shares of capital stock or other ownership interests of any class or classes (however designated) having ordinary voting power for the election of at least a majority of the members of the Board of Directors (or other governing body) of such corporation or other entity, other than shares having such power only by reason of the happening of a contingency.

     1.2 Other Definitional Provisions.

          (a) All terms defined in this Agreement shall have the above described meanings when used in any other Loan Paper or in any certificate, report or other document made or delivered pursuant to this Agreement, unless same shall otherwise expressly require.

          (b) Terms used herein in the singular shall import the plural and vice versa.

          (c) Terms not specifically defined herein shall have the meanings accorded them under GAAP, customary oil and gas industry practices or the Texas Uniform Commercial Code, as appropriate.

          (d) The words "hereof," "herein," "hereto," "hereunder" and similar terms when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement.


                                   ARTICLE II
                                 Revolving Loan

     2.1 Revolving Commitment.

          (a) Subject to the terms and conditions hereof, during the period beginning on the date hereof and ending on the Revolving Maturity Date, Lender agrees to extend to Borrower a revolving line of credit which shall not exceed at any time outstanding the lesser of (i) $30,000,000, or (ii) the Borrowing Base from time to time in effect (such lesser amount being referred to herein as the"Revolving Commitment"). Subject to the foregoing limitations and the requirements set forth herein and i Note, Borrower may borrow, repay, and reborrow hereunder during the period beginning on the date hereof and ending on the Revolving Maturity Date. Notwithstanding any other provisions of this Agreement, no Advance shall be required to be made hereunder if any Event of Default has occurred and is continuing.

          (b) Borrower may at any time prior to the Revolving Maturity Date upon at least one (1) Business Day's notice in writing to Lender reduce (in $100,000 integer multiples) or terminate the Revolving Commitment. If the Revolving Commitment is reduced, Lender shall thereafter have no obligation to make any Advance that would result in the Revolving Loan exceeding the Revolving Commitment as so reduced; if the Revolving Commitment is terminated, no further Advance shall be made pursuant to Agreement. Notwithstanding anything to the contrary contained herein, (i) once reduced or terminated, the Revolving Commitment may not be increased or reinstated except upon the mutual written agreement of Borrower and Lender; and (ii) Borrower shall not reduce the Revolving Commitment to an amount that is less than the outstanding balance of the Revolving Loan on the effective date of such reduction.

     2.2 Manner of Borrowing.

          (a) Each request by Borrower to Lender for an Advance shall be in the form of Exhibit 2.2 hereto and shall specify the aggregate amount of such requested Advance and the requested date of such Advance. Borrower shall furnish to Lender each request for Advance not later than 10:00 a.m. Midland, Texas time, (i) one (1) Business Day prior to the requested borrowing date (which must be a Business Day) in the case of Advances to be made as Base Rate Portions, and (ii) three (3) days prior t requested borrowing date (which must be a Business Day) in the case of Advances to be made as Eurodollar Portions; provided that, any Advance to be made as a Eurodollar Portion shall require, in addition, a Rate Election as set forth in Section 2.10. Subject to Section 2.10, each Advance shall be in the minimum amount of $50,000 or the unadvanced portion of the Revolving Commitment, whichever is less.

          (b) Upon fulfillment of all applicable conditions set forth in Section
     5.2 hereof (and assuming the prior satisfaction of all conditions pursuant to Section 5.1 hereof), Lender shall before 2:00 o'clock p.m. (Midland, Texas time) on the requested borrowing date, pay or deliver each Advance to or upon the order of Borrower at the principal banking office of Lender in Midland, Texas in immediately available funds.

     2.3 Commitment Fee. In addition to the payments provided for in the Note, Borrower shall pay to Lender a revolving credit loan commitment fee at the rate of one-quarter percent (1 /4%) per annum on the difference between the Revolving Commitment and the average daily amount of the Revolving Loan for each calendar quarter (or portion thereof) during which the Revolving Commitment is in effect. Such fee shall be payable on the first (1st) day of the second month following each such calendar quarter, beginning February 1, 2000. The parties acknowledge and agree that the commitment fees payable hereunder are bona fide commitment fees and are intended as reasonable compensation to Lender for committing to make funds available to Borrower as described herein and for no other purpose.

     Upon the effective date of a change in the Revolving Commitment (whether due to a reduction of the Revolving Commitment pursuant to Section 2. 1 (b), or a change in the Borrowing Base pursuant to Section 3.2 or Section 3.6), the commitment fee payable pursuant to this Section 2.3 shall be calculated on the basis of the amount of the Revolving Commitment, as so changed. Upon the effective date of a termination or reduction of the Revolving Commitment (pursuant to Section 2. 1 (b)), Borrower shall have no further liability for such commitment fee (except for that portion of the quarter prior to termination of the Revolving Commitment).

     2.4 Note.

          (a) The Advances made by Lender under the Revolving Loan shall be evidenced by a promissory note (the "Note"), which shall be (i) dated as of the date hereof, (ii) in the principal amount of $30,000,000, and (iii) in the form of Exhibit 2.4 hereto with blanks appropriately completed in conformity herewith. Notwithstanding the principal amount of the Note as stated on the face thereof, the amount of principal actually owing on the Note at any given time shall be the aggregate of all Advances theretofore made to Borrower under the Revolving Loan, less all payments of principal theretofore actually received by Lender and applied to the Note.

          (b) It is expressly agreed that the Note is given, to the extent of $15,965,889.22, in renewal and rearrangement, but not in extinguishment or novation, of the unpaid principal balance of the Prior Note.

     2.5 Principal Payments. The principal of the Note shall be due and payable on the Revolving Maturity Date, unless earlier due in whole or in part pursuant to the mandatory prepayment requirements of Section 3.5, Section 3.6 or the other terms hereof.

     2.6 Interest Rate, Interest Payments. The unpaid principal balance of the Note shall bear interest from time to time and interest on the Note shall be payable, as follows:

          (a) Borrower agrees to pay interest on the Note calculated on the basis of the actual days elapsed in a year consisting of 365 or, if appropriate, 366 days with respect to the unpaid principal amount of each Base Rate Portion during the term of the Note until maturity (whether by acceleration or otherwise), at a varying rate per annum equal to the lesser of (i) the Highest Lawful Rate, or (ii) the Base Rate plus one-quarter percent (1/4%). Subject to the provisions of this Agreement an prepayment, the principal of the Note representing Base Rate Portions shall be due and payable as specified in Section 2.5 hereof and the interest in respect of each Base Rate Portion shall be due and payable monthly on the I st day of each month, commencing January 1, 2000. Past due principal and, to the extent permitted by law, past due interest in respect to each Base Rate Portion, shall bear interest, payable on demand, at a rate per annum equal to the Highest Lawful Rate.

          (b) Borrower agrees to pay interest calculated on the basis of a year consisting of 360 days with respect to the unpaid principal amount of each Eurodollar Portion during the term of the Note until maturity (whether by acceleration or otherwise), at a varying rate per annum equal to the lesser of (i) the Highest Lawful Rate, or (ii) the applicable Adjusted Eurodollar Rate during the related Eurodollar Interest Period. Subject to the provisions of this Agreement with respect to prepayme the principal of the Note representing Eurodollar Portions shall be payable as specified in
     Section 2.5 hereof and the interest with respect to each Eurodollar Portion shall be due and payable on the day which the related Eurodollar Interest

     Period ends. Past due principal and, to the extent permitted by law, past due interest in respect to each Eurodollar Portion, shall bear interest, payable on demand, at a rate per annum equal to the Highest Lawful Rate.

     2.7 Capital Adequacy. If at any time after the date hereof, and from time to time, any law, rule, regulation or treaty now existing or hereafter promulgated regarding capital adequacy, or any adoption thereof, ruling thereon, change therein, or interpretation thereof now existing or hereafter made by any governmental authority, central bank or comparable agency regarding capital adequacy, or compliance by Lender with any request, directive, or requirement now existing or hereafter imposed by any governmental authority, central bank or comparable agency regarding capital adequacy (whether or not having the force of law), shall result in Lender incurring a reduction in the rate of return on Lender's capital as a consequence of Lender's obligations hereunder to a level below that which Lender otherwise could have achieved in an amount deemed by Lender to be material (and Lender may, in determining such amount, utilize such assumptions and allocations of costs and expenses as Lender shall deem reasonable and may use any reasonable averaging or attribution method), then, Lender may, from time to time, notify Borrower and deliver to Borrower a certificate setting forth in reasonable detail the calculation of the amount necessary to compensate Lender for the reductions incurred. In such event, Borrower agrees that it shall, within thirty (30) days, either (i) pay such amount to Lender, or (ii) renegotiate the interest rate on the Note to a rate mutually acceptable to Borrower and Lender. Failing Borrower's payment of such amount pursuant to clause (i) above or the renegotiation of the interest rate pursuant to clause (ii) above, Borrower agrees that it shall, within ninety (90) days thereafter, pay the Obligation in full and terminate this Agreement.

     2.8 Prepayments. Borrower may prepay any Base Rate Portion, in whole or in part, without penalty or premium, provided, however, that the Revolving Commitment shall be terminated if the unpaid principal balance of the Note is at any time reduced to less than $ 1,000. No prepayment of any Eurodollar Portion or any part thereof shall be permitted prior to the last day of the current Interest Period therefor without the prior consent of Lender; provided, that if Lender determines that it may not lawfully maintain a Eurodollar Portion to the last day of the current Interest Period therefor, Borrower shall prepay such Eurodollar Portion on the date required by Lender. If there is a permitted prepayment of any Eurodollar Portion prior to the last day of the current Interest Period therefor, whether by consent or requirement of Lender (including without limitation pursuant to Section 3.5 or Section 3.6 hereof) or because of acceleration or otherwise, Borrower shall, within fifteen (15) days of any request by Lender, pay to Lender any loss or expense which Lender may incur or sustain as a result of any such prepayment. A statement as to the amount of such loss or expense, prepared in good faith and in reasonable detail by Lender and submitted by Lender to Borrower, shall be conclusive and binding absent manifest error in computation. Calculation of all amounts payable to Lender under this
Section 2.8 shall be made as though Lender shall have actually funded or committed to fund the relevant Eurodollar Portion through the purchase of an underlying deposit in an amount equal to the amount of such portion and having a maturity comparable to the current Interest Period for such Eurodollar Portion; provided, however, that Lender may fund any Eurodollar Portion in any manner it sees fit and the foregoing assumption shall be utilized only for the purpose of calculation of amounts payable under this Section 2.8.

     2.9 Manner and Application of Payments. All payments of principal and interest on the Note shall be made by Borrower to Lender before 1:3 0 o'clock p.m. (Midland, Texas time), in lawful money of the United States of America and in immediately available funds at Lender's principal banking office in Midland, Texas. In any case where a payment of principal or interest on the Note, or any commitment or other fee, is due on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day, but interest shall continue to accrue until the payment is in fact made. All payments and prepayments on the Obligation, including proceeds from the exercise of any Rights under the Loan Papers or proceeds of any of the Collateral, shall be applied to the Obligation in the order deemed appropriate by Lender, but Lender shall always retain the right to apply same in the following order: (i) to expenses for which Lender shall not have been reimbursed under the Loan Papers and then to all indemnified amounts due Lender under the terms of the Loan Papers; (ii) to accrued and unpaid interest on the Note; (iii) to Base Rate Portions of the Loan; (iv) to Eurodollar Portions of the Loan; and (v) to the remaining Obligation. Subject to the foregoing, payments of principal of the Note shall be applied to the Eurodollar Portions as Borrower shall select; provided, however, that Borrower shall select Eurodollar Portions to be repaid subject to the terms of Section 2.8 hereof, and in a manner designed to minimize the consequential loss to Lender, if any, resulting from such payments; and provided further that, if Borrower shall fail to select the Eurodollar Portions to which such payments are to be applied, or if an Event of Default has occurred and is continuing at the time of such payment, then Lender shall be entitled to apply the payment to such Eurodollar Portions in the manner it shall deem appropriate.

     2.10 Rate Elections. Borrower may from time to time designate all or any portions of the Revolving Loan (including any yet to be made Advances which are to be made prior to or at the beginning of the designated Interest Period but excluding any portions of the Revolving Loan which are required to be repaid prior to the end of the designated Interest Period) as a "Tranche", which term refers to a set of Eurodollar Portions with identical Interest Periods. Lender shall not be required to give effect to such election during the continuance of an Event of Default, and Borrower may make such an election with respect to already existing Eurodollar Portions only if such election will take effect at or after the termination of the Interest Period applicable thereto. Each election by Borrower of a Tranche shall:

          (a) Be made in writing in the form and substance of Exhibit 2.10 attached hereto, duly completed, herein called a "Rate Election";

          (b) Specify the aggregate amount of the Revolving Loan which Borrower desires to designate as such Tranche, the first day of the Interest Period which is to apply thereto, and the length of such Interest Period; and

          (c) Be received by Lender not later than 10:00 a.m. Midland, Texas time, on the third Business Day preceding the first day of the specified Interest Period.

     Each Rate Election shall be irrevocable. Borrower may make no Rate Election which does not specify an Interest Period complying with the definition of

"Eurodollar Interest Period" in Section 1.1, and the aggregate amount of the Tranche elected in any Rate Election must be $1,000,000 or a higher integral multiple of $100,000. Upon the termination of each Interest Period the portion of the Revolving Loan within the related Tranche shall, unless the subject of a new Rate Election then taking effect, automatically become a part of the Base Rate Portion of the Revolving Loan and become subject to all provisions of the Loan Papers governing such Base Rate Portion. Borrower shall have no more than four (4) Tranches in effect at any time.

     2.11 Increased Cost of Eurodollar Portion. If any applicable domestic or foreign law, treaty, rule, directive or regulation (whether now in effect or hereinafter enacted or promulgated, including Regulation D) or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law):

          (a) shall change the basis of taxation of payments to Lender of any principal, interest, or other amounts attributable to any Eurodollar Portion of the Revolving Loan, or otherwise due under this Agreement in respect of any Eurodollar Portion of the Revolving Loan (other than taxes imposed on the overall net income of Lender or any lending office of Lender by any jurisdiction in which Lender or any such lending office is located);

          (b) shall change, impose, modify, apply or deem applicable any reserve, special deposit or similar requirements in respect of any Eurodollar Portion (excluding those for which Lender is fully compensated pursuant to adjustments made in the definition of Adjusted Eurodollar Rate) or against assets of, deposits with or for the account of, or credit extended by, Lender; or

          (c) shall impose on Lender or the London interbank market any other condition affecting any Eurodollar Portion;

and the result of any of the foregoing (a) through (c) is to (1) increase the cost to Lender of funding or maintaining any Eurodollar Portion, or (2) to reduce the amount of any sum receivable by Lender in respect of any Eurodollar Portion by an amount reasonably deemed by Lender to be material; then (i) Lender shall promptly notify Borrower in writing of the happening of such event, (ii) Borrower shall thereafter upon demand pay to Lender such additional amount or amounts as will compensate Lender for such additional cost or reduction, subject to the provisions of Section 2.13, and (iii) Borrower may elect, by giving to Lender not less than three (3) Business Days' notice, to convert all (but not less than all) of any such Eurodollar Portion into a part of the Base Rate Portion, subject to the provisions of Section 2.13.

     2.12 Availability. If (a) any change in applicable laws, treaties, rules or regulations or in the interpretation or administration thereof in any jurisdiction whatsoever, domestic or foreign, shall make it unlawful or impracticable for Lender to fund or maintain Eurodollar Portions, or shall materially restrict the authority of Lender to purchase or take offshore deposits of dollars (i.e., "eurodollars"), or (b) Lender determines that matching deposits appropriate to fund or maintain any Eurodollar Portion are not available to it, or (c) Lender determines that the formula for calculating the Adjusted Eurodollar Rate does not fairly reflect the cost to Lender of making or maintaining loans based on such rate, then, upon notice by Lender to Borrower, Borrower's right to elect Eurodollar Portions shall be suspended to the extent and for the duration of such illegality, impracticability, restriction or condition, and all Eurodollar Portions (or portions thereof) which are then outstanding or are then the subject of any Rate Election and which cannot lawfully or practicably be maintained or funded shall immediately become or remain part of the Base Rate Portions of the Loan, subject to the provisions of
Section 2.13. Borrower agrees to indemnify Lender and hold it harmless against all costs, expenses, claims, penalties, liabilities and damages which may result from any such change in law, treaty, rule, regulation, interpretation or administration.

     2.13 Funding Losses. In addition to its other obligations hereunder, Borrower will indemnify Lender against, and reimburse Lender on demand for, any loss or expense incurred or sustained by Lender, as a result of (a) any payment or prepayment (whether authorized or required hereunder or otherwise) of all or a portion of a Eurodollar Portion on a day other than the day on which the applicable Interest Period ends, (b) any payment or prepayment (whether required hereunder or otherwise) of the Revolving Loan made after the delivery, but before the effective date, of a Rate Election, if such payment or prepayment prevents such Rate Election from becoming fully effective, (c) the failure of any Advance to be made or of any Rate Election to become effective due to any condition precedent to an Advance not being satisfied, due to the inability of Lender (acting reasonably and in accordance with Section 2.12) to determine the Adjusted Eurodollar Rate for a Eurodollar Portion, or due to any other action or inaction of Borrower, or (d) any conversion (whether authorized or required hereunder or otherwise) of all or any portion of any Eurodollar Portion into a Base Rate Portion on a day other than the day on which the applicable Interest Period ends.

     2.14 Taxes. All payments by Borrower of principal of, and interest on, the Revolving Loan, and all other amounts payable hereunder shall be made free and clear of and without deduction for any present or future income, excise, stamp or franchise taxes and other taxes, fees, duties, withholdings or other charges of any nature whatsoever imposed by any taxing authority, but excluding franchise taxes and taxes imposed on or measured by Lender's net income or receipts (such non-excluded items being called "Taxes"). In the event that any withholding or deduction from any payment to be made by Borrower hereunder is required in respect of any Taxes pursuant to any applicable law, rule or regulation, then, Borrower will:

          (a) pay directly to the relevant authority the full amount required to be so withheld or deducted;

          (b)  promptly   forward  to  Lender  an  official   receipt  or  other
     documentation satisfactory to Lender evidencing such payment to such authority; and

          (c) pay to Lender such additional amount(s) as is necessary to ensure that the net amount actually received by Lender will equal the full amount such Lender would have received had no such withholding or deduction been required.

If any Taxes are directly asserted against Lender with respect to any payment received by Lender hereunder, Lender may pay such Taxes and Borrower will promptly pay such additional amounts to Lender (including any penalties, interest or expenses) as is necessary in order that the net amount received by such person after the payment of such Taxes (including any taxes on such additional amount) shall equal the amount such person would have received had no such Taxes been asserted. If Borrower fails to pay any Taxes when due to the appropriate taxing authority or fail to remit to Lender the required receipts or other required documentary evidence, Borrower shall indemnify Lender for any Taxes, interest or penalties that may become payable by Lender as a result of any such failure.


                                   ARTICLE III
               Borrowing Base and Required Prepayments Under Note

     3.1 Borrowing Base. The "Borrowing Base" is initially set at the sum of $15,965,889.22 but shall be subject to redetermination as further provided in this Article.

     3.2 Redeterminations of Borrowing Base and Monthly Automatic Borrowing Base Reduction. Lender shall redetermine the Borrowing Base and Monthly Automatic Borrowing Base Reduction on or about February 1, 2000, and thereafter semi-annually, on or about May I and November 1 of each year, beginning May 1, 2000. Lender may require a redetermination of the Borrowing Base and Monthly Automatic Borrowing Base Reduction at any time in its sole discretion. In addition, Borrower may request that Lender redetermine the Borrowing Base and Monthly Automatic Borrowing Base Reduction at any time, and Lender agrees to respond to each such request within thirty (30) days after Lender has received from Borrower the requisite information for such redetermination; provided, however, that Borrower may request no more than one Borrowing Base and Monthly Automatic Borrowing Base Reduction redetermination during the six-month period between each scheduled Borrowing Base redetermination. Promptly following each redetermination of the Borrowing Base or the Monthly Automatic Borrowing Base Reduction, Lender shall notify Borrower of any change in the amount of the Borrowing Base or the Monthly Automatic Borrowing Base Reduction. Until such time as Lender has notified Borrower in writing of a change in the amount of the Borrowing Base or the Monthly Automatic Borrowing Base Reduction, the Borrowing Base and Monthly Automatic Borrowing Base Reduction will remain unchanged.

     Borrower shall furnish to Lender, no later than thirty (30) days prior to each redetermination date hereunder (or within thirty (30) days after receipt of notice from Lender that it has elected to make a non-scheduled Borrowing Base and Monthly Automatic Borrowing Base Reduction redetermination), as directed by Lender, such information as Lender may request, in form and substance acceptable to Lender, requisite to Lender's redetermination of the Borrowing Base and Monthly Automatic Borrowing Base Reduction.

     3.3 Standards for Redetermination. All Borrowing Base and Monthly Automatic Borrowing Base Reduction redeterminations shall be made by Lender in the exercise of its sole discretion in accordance with its customary practices and standards for loans in similar amounts to borrowers similarly situated, at the time and under the circumstances then prevailing.

     3.4 Borrowing Base Redetermination Fee. In addition to the payments provided for in the Note, Borrower shall pay to Lender as a Borrowing Base redetermination fee the sum of $750 at the time Lender provides the notice required by Section 3.2 and at any time that Borrower requests a non-scheduled Borrowing Base redetermination pursuant to Section 3.2; provided, however, that Borrowing Base redetermination fees payable by Borrower hereunder shall not exceed $3 000 during any calendar year. The parties acknowledge and agree that the Borrowing Base redetermination fees payable hereunder are intended as reasonable compensation to Lender for its efforts in redetermining the Borrowing Base during the term of the Revolving Loan and for no other purpose.

     3.5 Mandatory Increase in Collateral or Prel2gyment of Principal of the Note. In the event that the Obligation shall, at the time of notification of the Borrowing Base by Lender to Borrower pursuant to Section 3.2, be in excess of the Revolving Commitment, Borrower shall, at Borrower's option, either (i) within thirty (30) days thereafter, by instruments satisfactory in form and substance to Lender, provide Lender with additional collateral with value in amounts satisfactory to Lender, in its sole discretion, in order to increase the Borrowing Base by an amount at least equal to such excess, or (ii) within thirty
(30) days thereafter, prepay the principal of the Note (together with accrued interest on the principal amount so prepaid) in an amount at least equal to such excess.

     3.6 Monthly Automatic Borrowing Base Reduction and Prepayment of Principal of the Note. The Borrowing Base shall automatically reduce by $300,000 on January 1, 2000, by $365,889.22 on February 1, 2000, and by $300,000 on the
first day of each month thereafter during the term of the Revolving Commitment (each a "Monthly Automatic Borrowing Base Reduction"), subject to Lender's right, in its sole discretion, to redetermine the Monthly Automatic Borrowing Base Reduction in conjunction with a Borrowing Base redetermination pursuant to
Section 3.2 above. In the event that the Obligation shall be in excess of the Borrowing Base on the date of any Monthly Automatic Borrowing Base Reduction, then on said date Borrower shall prepay the principal of the Note in an amount equal to such excess, in addition to the payment of accrued interest on the Note that may be due on such date. The provisions of Section 3.5 above shall be applicable to scheduled and non-scheduled redeterminations of the Borrowing Base but shall not apply to a Monthly Automatic Borrowing Base Reduction.


                                   ARTICLE IV
                             Security and Assignment

     To secure full and complete payment and performance of the Obligation, Borrower hereby grants and conveys to and creates in favor of Lender Bank Liens in, to and on all of the following items and types of property (referred to collectively herein as the "Collateral"), all as more particularly described in the Loan Papers:

          (a) all present and future interest now owned or hereafter acquired by Borrower in the Mineral Interests identified in the Deed of Trust, together with all proceeds of production therefrom;

          (b) all present and future increases, profits, combinations, reclassifications, improvements and products of, accessions, attachments, and other additions to, tools, parts and equipment used in connection with, and substitutes and replacements for, any of the Collateral;

          (c) all cash and noncash proceeds and other Rights arising from or by virtue of, or from the voluntary or involuntary sale, lease or other disposition of, or collections with respect to, or insurance proceeds payable with respect to, or proceeds payable by virtue of warranty or other claims against manufacturers of, or claims against any other person with respect to, any of the Collateral;

          (d) all present and future security for the payment to Borrower for any of the Collateral;

          (e) all goods which gave or will give rise to any of the Collateral or are evidenced, identified or represented therein or thereby; and

          (f) all certificates of title, manufacturer's statements of origin, or other documents, accounts and chattel paper arising from or related to any of the Collateral.

     All Bank Liens created in favor of Lender pursuant to the Prior Loan Agreement are hereby ratified, renewed and extended in favor of Lender, without lapse or interruption of perfection or priority.


                                    ARTICLE V
                              Conditions Precedent

     5.1 Renewal. The obligation of Lender to accept the Note in renewal and rearrangement of the Prior Note shall be subject to satisfaction of each of the following conditions precedent:

          (a) There shall have been executed, where appropriate, and delivered by Borrower (and/or any other requisite party thereto) (i) the documents listed on Schedule 5.1 hereto, all of which shall be in form and substance satisfactory to Lender and its counsel, and (ii) such other documents or instruments as Lender may reasonably require.

          (b) All  requirements  of notice  necessary  to perfect each Bank Lien
     shall  have  been   accomplished  or  arrangements  made  therefor  to  the
     satisfaction of Lender and its counsel.

          (c) Lender shall have received from Borrower's legal counsel a favorable legal opinion in form and substance satisfactory to Lender and its counsel respecting the matters set forth in Section 6.1, 6.2, 6.5 and
     6.15 hereof.

          (d) No Material Adverse Change shall have occurred in the financial condition, assets or business prospects of Borrower since September 30, 1999.

          (e) All fees due and payable to Lender and all accrued and unpaid interest on the Prior Note shall have been paid up to the date hereof.

          (f) Borrower shall have made principal payments on the Prior Note reducing the outstanding principal balance thereof to an amount not to exceed $15,965,889.22.

          (g)  Lender  shall  have  received  from  Borrower   acceptable  title
     information covering not less than ninety percent (90%) of the engineered value of Borrower's Mineral Interests.

     5.2 All Advances. The obligation of Lender to make any Advance hereunder shall be subject to satisfaction of each of the following conditions precedent:

          (a) An authorized individual shall have requested such Advance in accordance with the requirements of Section 2.2(a) hereof.

          (b) No Event of Default shall have occurred that has not been waived in writing by Lender, and there shall exist no condition or event that, with the giving of notice or lapse of time or both, would constitute an Event of Default.

          (c) Borrower shall have observed, performed and complied with all covenants, agreements, duties and obligations contained in the Loan Papers.


                                   ARTICLE VI
                         Representations and Warranties

     In order to induce Lender to enter into this Agreement, Borrower represents and warrants to Lender as of the date hereof, which representations and warranties shall survive the delivery of the Note, as follows:

     6.1 Existence and Authority. Borrower is (i) a corporation duly organized, legally existing and in good standing under the laws of the State of Delaware, and (ii) duly qualified as a foreign corporation and in good standing in the

State of Texas. Except to the extent that the failure to qualify would not cause or result in a Material Adverse Change, there are no other states or jurisdictions wherein Borrower's operations, transaction of business or ownership of property makes such qualification necessary.

     6.2 Powers. Borrower is duly authorized and empowered to create and issue the Note and to execute and deliver this Agreement, the other Loan Papers and all other instruments referred to or mentioned herein, and all action (corporate or otherwise) on Borrower's part requisite for the due creation, issuance and delivery of the Note and the due execution and delivery of this Agreement and the other Loan Papers has been duly and effectively taken. This Agreement is, and the other Loan Papers when duly executed and delivered will be, legal, valid and binding obligations of Borrower enforceable in accordance with their terms (subject to any applicable bankruptcy, insolvency or other laws generally affecting the enforcement of creditors' rights). The Loan Papers do not violate any provisions of Borrower's articles of incorporation or bylaws or of any contract, partnership or other agreement, law or regulation to which Borrower is subject, and the same do not require the consent or approval of any other person or entity, including without limitation, any regulatory authority or governmental body of the United States, of any state or of any political subdivision of the United States or of any State.

     6.3 Financial Statements. The unconsolidated financial statements of Borrower for the three (3) months ended September 30, l999, which have been delivered to Lender, are complete and correct, have been prepared in conformity with GAAP, and fairly present the financial condition and results of operations of Borrower as of the dates and for the periods stated. No Material Adverse Change in the financial condition of Borrower has occurred since September 30, 1999.

     6.4 Liabilities. As of the date hereof, Borrower has no material liabilities, direct or contingent, other than those set forth in the financial statements of Borrower referred to in Section 6.3 hereof. Borrower knows of no fact, circumstance, act, condition or development that will or could cause a Material Adverse Change.

     6.5 Litigation. Borrower is not involved in, nor is aware of the threat of, any material litigation, nor are there any outstanding or unpaid judgments against Borrower.

     6.6 Taxes. All tax returns required to be filed by Borrower in all jurisdictions have been filed, and all taxes, assessments, fees and other governmental charges upon Borrower or upon any of its property, income or franchises, which are due and payable, have been paid, or adequate reserves determined in conformity with GAAP have been provided for payment thereof.

     6.7 Purpose of Loan. The proceeds of any Advances (a) are not and will not be used directly or indirectly for the purpose of purchasing or carrying, or for the purpose of extending credit to others for the purpose of purchasing or carrying, any "margin stock" as that term is defined in Regulation U of the Board of Governors of the Federal Reserve System, as amended; and (b) will be otherwise used for lawful purposes.

     6.8 Properties; Liens.

          (a) With regard to the Mineral Interests included in the Deed of Trust, (i) Borrower has good and marketable title to all such Mineral Interests, free and clear of all Liens except Liens permitted under Section
     8.1 hereof, and has full authority to create Bank Liens thereon; and (ii) all such Mineral Interests are valid, subsisting and in full force and effect, and all rentals, royalties and other amounts due and payable in respect thereof have been duly paid.

          (b) Borrower has good and marketable title to all of its other respective properties reflected on the financial statements referred to in
     Section 6.3 hereof, and, except for the Liens permitted under Section 8. 1, there is no Lien on any asset of Borrower.

          (c) Subject to the Liens permitted under Section 8.1 and Liens that neither materially detract from the marketability of the property nor impair the use of the property, and except as may be limited or otherwise affected by bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally, upon execution, delivery and recording, or filing, as appropriate, the Loan Papers will be effective to create in favor of Lender a legal, valid and continuing first Lien on property (real and personal, tangible and intangible) described therein, prior and superior to all other existing or future Liens, and, upon the filing of the appropriate notice documents, will be enforceable as such against creditors and purchasers from Borrower, and no other filings, recordings or other actions are necessary or desirable in order to establish, preserve, protect and perfect such Lien in favor of Lender as a valid and perfected first Lien on such property, except a continuation statement may be required under the Uniform Commercial Code.

          (d) None of the Collateral is or will be subject to a gas balancing arrangement under which a material imbalance exists with respect to which imbalance Borrower is in an overproduced status and is required to (i) permit one or more third parties to take a portion of the production attributable to such Collateral without payment (or without full payment) therefor, and/or (ii) make payment in cash in order to correct such imbalance.

     6.9 Material Agreements. Except for the Loan Papers, the Material Agreements described on Schedule 6.9, agreements, documents and instruments giving rise to Mineral Interests, farmout agreements, gas contracts and operating and joint operating agreements related to any Mineral Interests, there are no Material Agreements of Borrower. The performance by Borrower under any Material Agreement will not cause a Material Adverse Change. Borrower is not, nor will the execution, delivery and performance of and compliance with the terms of the Loan Papers cause Borrower to be, in default (nor has any potential default occurred) under any Material Agreement, any agreement, document or instrument giving rise to Mineral Interests, farmout agreements, gas contracts or any operating or joint operating, or unitization agreements related to Mineral Interests, other than in each case such defaults or potential defaults which could not, individually or collectively, cause a Material Adverse Change. A default by Borrower under any operating or joint operating agreement related to any Mineral Interests it owns will not result in any loss or diminution of any other Mineral Interests it owns.

     6.10 ERISA. All plans maintained by Borrower are in compliance with all funding and other requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and none have been terminated or have accrued any funding deficiency for which Borrower would be liable under said statute.

     6.11 Location of Records. The records of Borrower concerning the Collateral are kept at the following location: 110 North Marienfeld, Suite 465, Midland, Texas 79701.

     6.12 Permits and Franchises, Etc. Borrower has all rights, licenses, permits, franchises, patents, patent rights, trademarks, trademark rights and copyrights that are required in order for it to conduct its business as now conducted without known conflict with the rights of others. Borrower is not aware of any fact or condition that might cause any of such rights not to be renewed in due course.

     6.13 Subsidiaries. Borrower presently has no Subsidiary and owns no stock or other ownership interest in any other corporation, limited liability company or association other than First Permian, LLC. Borrower is not a member of any general or limited partnership, joint venture or association of any type whatsoever except associations, joint ventures or other relationships (a) that are established pursuant to a standard form operating agreement or similar agreement or that are partnerships for purposes of federal income taxation only,
(b) that  are not  corporations  or  partnerships  (or  subject  to the  Uniform
Partnership Act) under applicable state law, and (c) whose businesses are limited to the exploration, development and operation of oil, gas or mineral properties and interests owned directly by the parties in such associations, joint ventures or relationships.

     6.14 Hazardous Wastes and Substances. Borrower and its properties are in compliance with applicable state and federal environmental laws and regulations and Borrower is not aware of and has not received any notice of any violation of any applicable state or federal environmental law or regulation and, except as previously disclosed in writing to Lender, there has not heretofore been filed any complaint, nor commenced any administrative procedure, against Borrower or any of its predecessors, alleging a violation of any environmental law or regulation. Except in substantial compliance with relevant environmental laws, Borrower has not installed, used, generated, stored or disposed of any hazardous waste, toxic substance, asbestos or related material ("Hazardous Materials") on its properties. For the purposes of this Agreement, Hazardous Materials shall include, but shall not be limited to, substances defined as "hazardous substances" or "toxic substances" in the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, 42 U.S.C. 9061, et seq., Hazardous Materials Transportation Act, 49 U.S.C. 1802, et seq., and the Resource Conservation and Recovery Act, 42 U.S.C. 6901, et seq., or as "hazardous substances," "hazardous waste" or "pollutant or contaminant" in any other, applicable federal, state or local environmental law or regulation. There do not exist upon any property owned by Borrower any underground storage tanks or facilities, and to the knowledge of Borrower, none of such property has ever been used for the treatment, storage, recycling, or disposal of any Hazardous Materials.

     6.15 Public Utility Holding- Company Act. Borrower is not a "holding company," or "subsidiary company" of a "holding company," or an "affiliate" of a "holding company".or of a "subsidiary company" of a "holding company" or a "public utility" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     6.16 General. There are no significant material facts or conditions relating to the Loan Papers, any of the Collateral, or the financial condition or business of Borrower that could, collectively or individually, cause a Material Adverse Change and that have not been related, in writing, to Lender as an attachment to this Agreement; and all writings heretofore or hereafter exhibited or delivered to Lender by or on behalf of Borrower are and will be genuine and in all respects what they purport and appear to be.

     6.17 Year 2000 Compliance. Borrower has (i) initiated a review and assessment of all areas within its business and operations (including those affected by suppliers and vendors) that could be adversely affected by the "Year 2000 Problem" (that is, the risk that computer applications used by it (or its suppliers and vendors) may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31, 1999), (ii) developed a plan and time line for addressing the Year 2000 Problem on a timely basis, and (iii) to date, implemented that plan in accordance with that timetable. Borrower reasonably believes that all computer applications (including those of its suppliers and vendors) that are material to its business and operations will on a timely basis be able to perform properly date-sensitive functions for all dates before and after January 1, 2000 (that is, be "Year 2000 Compliant"), except to the extent that a failure to do so could not reasonably be expected to cause a Material Adverse Change.


                                   ARTICLE VII
                              Affirmative Covenants

     As an inducement to Lender to enter into this Agreement, Borrower covenants and agrees that, from the date hereof and until termination of this Agreement and payment in full of the Obligation (except as otherwise provided in this Article), unless otherwise agreed to by Lender in writing:

     7.1 Financial Statements and Other Information. Borrower will promptly furnish to Lender copies of (i) such information regarding its business and affairs and financial condition as Lender may reasonably request, and (ii) without request, the following:

          (a) as soon as available and in any event within ninety (90) days after the end of each fiscal year of Borrower, a consolidated and an unconsolidated balance sheet of Borrower as of the close of such fiscal year and the related consolidated and unconsolidated statements of income, cash flows and stockholders' equity of Borrower for such year, which shall be audited and accompanied by the unqualified opinion and report thereon issued by Borrower's independent public accountants;

          (b) as soon as available and in any event within forty-five (45) days after the end of each fiscal quarter of Borrower, a consolidated and unconsolidated balance sheet of Borrower as of the close of such fiscal quarter and the related consolidated and unconsolidated statements of income, cash flows and stockholders' equity for such fiscal quarter;

          (c) as soon as available and in any event within forty-five (45) days after the end of each fiscal quarter of Borrower, a report summarizing production, gross revenues, expenses, and net revenues from all of Borrower's Mineral Interests for such quarter on a field by field basis and, if requested by Lender, on a lease by lease basis;

          (d) on or before March 31 of each year, an oil and gas reserve evaluation as of the close of the immediately preceding fiscal year covering all of Borrower's Mineral Interests under the defined categories of proved developed producing, proved developed nonproducing, and proved undeveloped, prepared by independent petroleum engineers selected by Borrower and satisfactory to Lender;

          (e) within forty-five (45) days after the end of each fiscal quarter of Borrower, the Compliance Certificate in the form of Exhibit 7.1 hereto signed by the President or Chief Financial Officer of Borrower;

          (f) as soon as available, copies of all filings by Borrower with the Securities and Exchange Commission;

          (g) immediately upon becoming aware of the existence of, or any material change in the status of, any litigation which could create a Material Adverse Change if determined adversely against Borrower, a written communication to Lender of such matter;

          (h) immediately upon becoming aware of an Event of Default or the existence of any condition or event that constitutes, or with notice or lapse of time, or both, would constitute an Event of Default, a verbal notification to Lender specifying the nature and period of existence thereof and what action Borrower is taking or proposes to take with respect thereto and, immediately thereafter, a written confirmation to Lender of such matters;

          (i) immediately upon becoming aware that any person has given notice or taken any other action with respect to a claimed default under any material indenture, mortgage, deed of trust, promissory note, loan agreement, note agreement, drilling contract, operating or joint venture agreement or any other Material Agreement or undertaking to which Borrower is a party, a verbal notification to Lender specifying the notice given or action taken by such person and the nature of the claimed defa and what action Borrower is taking or proposes to take with respect thereto and, immediately thereafter, a written communication to Lender of such matters; and

          (j) immediately upon becoming aware of the commencement of any material action or material proceeding against Borrower or any of its properties by any governmental agency, including, without limitation, the

     Internal Revenue Service, the Environmental Protection Agency, the U.S. Department of Energy or the Federal Energy Regulatory Commission, a written communication to Lender of such matter.

All financial statements, schedules and other financial information delivered hereunder shall be prepared in conformity with GAAP and shall be certified as true and correct by the President or Chief Financial Officer of Borrower by signature and date thereon.

     7.2 Taxes. Borrower will pay and discharge or cause to be paid and discharged all taxes, assessments and governmental charges or levies imposed upon it or upon its income and profits or upon any of its property, real, personal or mixed, or upon any part thereof, before the same shall become in default, as well as all lawful claims for labor, materials and supplies or otherwise, which, if not paid, might become a Lien upon such properties or any part thereof; provided that Borrower shall not be required to pay and discharge or cause to be paid or discharged any such tax, assessment, charge, levy or claim contested by it in good faith by appropriate proceedings if Borrower shall have set up adequate reserves therefor, if required, under GAAP; and provided, further, that the immediately preceding provision shall not apply to any Lien imposed by the U.S. Government for failure to pay income, payroll, FICA or similar taxes, and payment with respect to any such tax, assessment, charge, levy or claim shall be made before any property of Borrower shall be seized and sold in satisfaction thereof.

     7.3 Discharge of Contractual Obligations. Borrower will do and perform every act and discharge all of the obligations provided to be performed and discharged under the Loan Papers, and any and all of the instruments or documents referred to or mentioned herein at the time or times and in the manner required.

     7.4 Legal Status. Borrower will do or cause to be done all things necessary to preserve, renew and keep in full force and effect its existence, rights, licenses, permits and franchises and comply with all laws and regulations applicable to it, and, further, comply with all applicable laws and regulations, whether now in effect or hereafter enacted or promulgated by any governmental authority having jurisdiction over any of its assets or properties, noncompliance with which would cause a Material Adverse Change.

     7.5 Maintenance and Evidence of Priority of Bank Liens. Borrower shall perform such acts and duly authorize, execute, acknowledge, deliver, file, and record (or cause to be filed and recorded) such additional assignments, security agreements, deeds of trust, mortgages and other agreements, documents, instruments and certificates as Lender may reasonably deem necessary or appropriate in order to perfect and maintain the Bank Liens and preserve and protect the Rights of Lender in respect of all present and future Collateral, and cause to be furnished to Lender such opinions of counsel as Lender may request regarding the priority of Borrower's title to, and the Bank Liens upon, the assets of Borrower, all of which opinions shall be prepared by such law firm or firms as may be acceptable to Lender.

     7.6 Insurance. Borrower presently maintains and will continue to maintain such policies of liability, hazard, damage, business interruption and workmen's compensation insurance as are customarily carried by companies similarly situated. If requested by Lender, any such policies of insurance shall show Lender therein as loss payee. Upon request by Lender, Borrower will furnish Lender with certificates and policies necessary to give Lender reasonable assurance of the existence of such coverage. Borrower agrees to notify promptly Lender of any termination or other material change in Borrower's insurance coverage, and to provide Lender, upon request, with all information about the renewal of each policy at least 15 days prior to the expiration thereof.

     7.7 Reimbursement of Fees and Expenses. Borrower agrees to pay, on demand, all reasonable out-of-pocket fees and expenses incurred by Lender or its designated representatives in connection with the negotiation, preparation and execution of this Agreement, all renewals hereof, the other Loan Papers or other transactions pursuant hereto or to the Loan Papers, as well as all costs of filing and recordation, all legal and accounting fees, costs associated with Borrowing Base redeterminations as provided in Section 3.4, all inspection, environmental audit and similar costs related to the evaluation of the Collateral, all costs associated with enforcing any of Lender's Rights under the Loan Papers (including, without limitation, costs of repossessing, storing, transporting, preserving and insuring any of the Collateral), all court costs associated with enforcing or defending any Rights against Borrower or any third party challenging said Rights and any other cost or expense incurred by Lender or its designated representatives in connection herewith or with the other Loan Papers, together with interest at the Highest Lawful Rate per annum on each such amount commencing 10 days after the date notice of such expenditure is given to Borrower by Lender until the date it is repaid to Lender.

     7.8 Indemnification. Borrower agrees to indemnify Lender, its officers, directors, shareholders, employees, and affiliates (collectively "Indemnitee"), from and against any and all liabilities, obligations' claims, losses, damages, penalties, actions, judgments, suits, remedial actions, costs, expenses or disbursements (collectively, "Claims") of any kind or nature whatsoever that may be imposed on, incurred by, or asserted against Indemnitee growing out of or resulting from (i) the Loan Papers and the transactions and events at any time associated therewith (including, without limitation, the enforcement of the Loan Papers and the defense of Indemnitee's actions and inactions in connection with the Loan), except to the limited extent such Claims are proximately caused by Indemnitee's gross negligence or willful misconduct; (ii) the presence of any Hazardous Materials on or under the properties covered by the Deed of Trust; or
(iii) any activity carried on or undertaken on or off the properties covered by the Deed of Trust, whether prior to or during the term hereof and whether by Borrower or by any third person, in connection with the treatment, storage, recycling, removal, handling or disposal of Hazardous Materials at any time located on or under the properties covered by the Deed of Trust. Indemnitee shall have the right to defend any such Claims, employing its attorneys therefor. While Borrower shall also be entitled to employ its own attorneys and to participate in the defense of any such Claims, Indemnitee shall, if not furnished with reasonable indemnity, have the right to compromise and adjust all such Claims. The covenants and conditions of this section shall at all times be construed to be personal covenants in favor of Indemnitee and shall not run with the lands; provided, however, that such covenants and indemnity shall remain in full force and effect notwithstanding the payment in full of the Obligation and the release, either partially or wholly, of the Bank Liens or any foreclosure thereunder. All such Claims as may be paid by Indemnitee shall bear interest at the Highest Lawful Rate per annum until paid by Borrower and shall be part of the Obligation secured by the Bank Liens. THE PARTIES HERETO INTEND FOR THE PROVISIONS OF THIS PARAGRAPH TO APPLY TO AND PROTECT EACH INDEMNIFIED PARTY FROM THE CONSEQUENCES OF STRICT LIABILITY IMPOSED OR THREATENED TO BE IMPOSED ON ANY INDEMNIFIED PARTY AS WELL AS FROM THE CONSEQUENCES OF ITS OWN NEGLIGENCE (EXCEPT GROSS NEGLIGENCE), WHETHER OR NOT THAT NEGLIGENCE IS THE SOLE, CONTRIBUTING OR CONCURRING CAUSE OF ANY CLAIMS INDEMNIFIED AGAINST IN THIS PARAGRAPH.

     7.9 Curing of Defects. Borrower will promptly cure any material defects in the execution and delivery of any of the Loan Papers, and in any other instrument or document referred to or mentioned herein. Borrower will immediately execute and deliver to Lender, upon request, all such other and further instruments as may be reasonably required or desired by Lender from time to time in compliance with or accomplishment of the covenants and agreements of Borrower made in the Loan Papers.

     7.10 Inspection and Visitation. Borrower will grant Lender access to all of its books and records, as well as to all of the Collateral, and allow inspection and copying of same by Lender or its designated representatives at any time during normal business hours or such other time as Lender may reasonably request.

     7.11 Notices. Borrower will give prompt written notice to Lender of any proceedings instituted against it by or in any federal or state court or before any commission or other regulatory body, federal, state or local, which, if adversely determined, would cause a Material Adverse Change.

     7.12 Bank Lien on Other Assets. If requested by Lender, Borrower shall execute and deliver to Lender one or more mortgages, deeds of trust, assignments of production, security agreements, financing statements, pledge agreements, or other security documents in favor of Lender covering every interest in every asset or property (including, without limitation, Mineral Interests) owned by Borrower, whether now owned or hereafter acquired, which shall become part of the Collateral.

     7.13 Compliance. Borrower will observe and comply with:

          (a) all laws, statutes, codes, acts, ordinances, rules, regulations, directions and requirements of all federal, state, county, municipal and other governments, departments, commissions, boards, courts, authorities, officials and officers, domestic and foreign, where the failure to observe or comply would cause a Material Adverse Change; and

          (b) all orders, judgments, decrees, injunctions, certificates, franchises, permits, licenses and authorizations of all federal, state, county, municipal and other governments, departments, commissions, boards, courts, authorities, officials and officers, domestic and foreign, where the failure to observe or comply would cause a Material Adverse Change and against which it shall maintain such reserves as are appropriate under GAAP.

     7.14 Compliance with Environmental Laws. The Borrower is and will remain in substantial compliance with all state and federal environmental laws and regulations and Borrower will not place nor permit to be placed any Hazardous Materials on any of its properties in violation of applicable state and federal environmental laws. In the event Borrower should discover any Hazardous
Materials on any of its properties which could result in a breach of the foregoing covenant, Borrower shall notify Lender within three (3) days after such discovery. Borrower shall dispose of all material amounts of Hazardous Materials generated by the Borrower only at facilities and/or with carriers that maintain valid governmental permits under the Resource Conservation and Recovery Act, 42 U.S.C. 6901. In the event of any notice or filing of any complaint or commencement of any administrative hearing or procedure against the Borrower alleging a violation of any environmental law or regulation, Borrower shall give notice to Lender within five (5) days after Borrower has received notice of such notice or filing.

     7.15 Use of Proceeds. Borrower will use the proceeds of the Revolving Loan for refinancing the Prior Note, financing oil and gas acquisitions or capital expenditures, or working capital in Borrower's oil and gas business.

     7.16 Deposit Accounts. Borrower agrees to maintain all of its significant operating demand deposit accounts with Lender.

     7.17 Title Curative. As soon as practicable after receipt by Borrower from Lender or its counsel of written notice of material title defects Lender reasonably requires to be cured, Borrower shall use its best efforts to provide such curative information, in form and substance satisfactory to Lender.

     7.18 Year 2000 Compliance. Borrower will promptly notify Lender in the event Borrower discovers or determines that any computer application (including those of its suppliers and vendors) that is material to its business and operations will not be Year 2000 Compliant on a timely basis, except to the extent that such failure could not reasonably be expected to cause a Material Adverse Change.


                                  ARTICLE VIII
                               Negative Covenants

     As an inducement to Lender to enter into this Agreement, Borrower hereby covenants and agrees that, from the date hereof and until termination of this

Agreement and payment in full of the Obligation (except as otherwise provided in this Article), unless otherwise agreed to by Lender in writing:

     8.1 Liens. Borrower will not create, assume or suffer to exist any Lien upon any of its properties or assets now owned or hereafter acquired securing any indebtedness other than the Obligation or acquire or agree to acquire any property under any conditional sale agreement or other title retention agreement, excluding, however, from the operation of this section:

          (a) deposits or pledges to secure payments of workmen's compensation, unemployment insurance, old age pensions or other social security;

          (b) deposits or pledges to secure performance of bids, tenders, contracts (other than contracts for the payment of money), leases, public or statutory obligations, surety or appeal bonds, or other deposits or pledges for purposes of like general nature in the ordinary course of business;

          (c) Liens for taxes, assessments or other governmental charges or levies that are not delinquent or that are in good faith being contested or litigated, if such reserve as shall be required by GAAP shall have been made therefor, provided, that this exception shall not allow any Lien imposed by the U.S. Government for failure to pay income, payroll, FICA or similar taxes;

          (d) mechanics', carriers', workmen's, repairman's or other like Liens arising in the ordinary course of business securing obligations less than ninety (90) days from the date of invoice, and on which no suit to foreclose has been filed, or which are in good faith being contested or litigated, if such reserve as shall be required by GAAP shall have been made therefor;

          (e) Liens created by or resulting from any litigation or legal proceeding that is currently being contested in good faith by appropriate proceedings, if such reserve as shall be required by GAAP shall have been made therefor;

          (f) Liens, charges and encumbrances incidental to the conduct of its business or the ownership of its properties or assets, which were not incurred in connection with the borrowing of money or the obtaining of advances or credit and that do not materially detract from the value of such property or assets or materially impair the use thereof in the operation of its business;

          (g) landlords' Liens for rental not yet due and payable and which, to the extent the same encumbers any of the Collateral, are subordinate to the Bank Liens;

          (h) Liens arising in the normal course of business under operating agreements covering oil and gas properties and interests therein, including such Liens as may arise thereunder because of the default of other parties to the operating agreement; or

          (i) the Bank Liens.

     8.2 Indebtedness. Borrower will not create, assume, incur or have outstanding, or in any manner become or be liable directly or indirectly (whether by way of guaranty or otherwise) in respect of, any indebtedness for borrowed money or the purchase price of any property (including direct, indirect and capitalized leases), excluding, however, from the operation of this section:

          (a) the Note;

          (b) accounts payable for services furnished and for the purchase price of materials and supplies acquired in the ordinary course of its business, not more than ninety (90) days from the date of invoice;

          (c) indebtedness of Borrower in respect of any Derivatives permitted by Section 8.15;

          (d) indebtedness of Borrower to Lender and the other financial institutions which are a party to that certain Restated Credit Agreement dated August 16, 1999, among First Permian, L.L.C., Lender, certain other financial institutions, Borrower and Baytech, Inc., pursuant to that certain Limited Guaranty dated June 30,1999, executed by Borrower and guaranteeing indebtedness of First Permian, L.L.C. in an amount not to exceed $10,000,000; and

          (e) other indebtedness not to exceed an aggregate amount of $100,000 at any time outstanding.

     8.3 ERISA Compliance. Borrower will not at any time permit any plan subject to ERISA maintained by it to (i) engage in any "prohibited transaction" as such term is defined in Section 4975 of the Internal Revenue Code of 1986, as amended; (ii) incur any "accumulated funding deficiency" as such term is defined in Section 302 of ERISA; or (iii) terminate any such plan in a manner which could result in the imposition of a lien on its property pursuant to Section 4068 of ERISA.

     8.4 Investments. Borrower will not make or commit to make, any advance, loan, extension of credit or capital contribution to, or purchase of any stock, bonds, notes, debentures or other securities of, or make any other investment in any person, or accept any item in satisfaction of indebtedness (all of the aforesaid transactions being herein called "Investments"), except:

          (a) Investments in accounts, contract rights and chattel paper (as defined in the Uniform Commercial Code), and notes receivable, arising or acquired in the ordinary course of business;

          (b) Investments with maturities of not more than 180 days in direct obligations of the United States of America, or obligations, the principal and interest of which are unconditionally guaranteed by the United States of America;

          (c) certificates of deposit maintained with Lender;

          (d) Borrower's existing Investment in First Permian, L.L.C.; and

          (e) other Investments not to exceed $50,000 in the aggregate at any time outstanding.

     8.5 Mergers, Consolidations. Borrower will not (i) amend or otherwise modify its corporate charter or otherwise change its structure in any manner that would cause a Material Adverse Change; (ii) form any new subsidiary company; or (iii) consolidate with or merge into, or acquire any party or permit any party to consolidate with or merge into, or acquire it.

     8.6 Dividends and Distributions. Neither Borrower nor any Subsidiary will declare, 1)av or make any loans, advances, dividends or distributions, of any kind, to its stockholders or other equity owners, or make any other distribution on account of, or purchase, acquire or redeem or retire any stock or other security issued by it, except that Borrower may pay cash dividends on its outstanding shares of 6% Convertible Preferred Stock in accordance with the provisions of Borrower's Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock dated October 19, 1998, provided that no Event of Default exists at the time of declaration or payment of such dividends and the payment of such dividends would not cause an Event of Default.

     8.7 Transactions with Affiliates. Borrower will not, directly or indirectly, enter into any transaction (including, but not limited to, the sale or exchange of property or the rendering of services) with any of its affiliates, other than in the ordinary course of business and upon fair and reasonable terms no less favorable than Borrower could obtain or could become entitled to in an arm's length transaction with a person that was not an affiliate.

     8.8 Accounting Method and Fiscal Year. Borrower will not make any change in its present accounting method unless such changes are required for conformity with GAAP.

     8.9 Nature of Business. Borrower will not make any substantial change in the nature of its businesses as now conducted.

     8.10 Disposition of Assets. Borrower will not sell, transfer, lease, exchange, alienate or otherwise dispose of any of its property or assets except, to the extent not otherwise forbidden under the Deed of Trust:

          (a) equipment that is worthless or obsolete or which is replaced by equipment of equal suitability and value;

          (b) inventory that is sold in the ordinary course of business; and

          (c) interests in oil and gas leases, or portions thereof, so long as no well situated on any such lease or located on any unit containing all or any part thereof, is capable (or is subject to being made capable through commercially feasible operations) of producing oil, gas or other hydrocarbons or minerals in commercial quantities.

     8.11 Current Ratio. At all times during the term hereof, Borrower's Current Ratio shall not be less than 1.00 to 1.

     8.12 Leases. Borrower shall not pay or become liable to pay rentals or lease payments on any lease (excluding oil and gas leases), sublease or similar arrangement in an amount exceeding $250,000 in the aggregate in any fiscal year.

     8.13 Net Worth. At all times during the term hereof, Borrower's Net Worth shall not be less than (a) $25,000,000, plus (b) seventy-five percent (75%) of the net proceeds of any equity offering by the Borrower on or after December 27, 1999, plus (c) fifty percent (50%) of Borrower's Adjusted Net Income for each fiscal quarter, if positive, and zero percent (0%) if negative, determined on a cumulative basis, for the period beginning January 1, 2000, and ending on the last day of the most recent fiscal quarter as of the time in question. As used in this Section 8.13, Borrower's Adjusted Net Income means for any period, Borrower's Net Income for such period, provided there shall be excluded from such Net Income (to the extent otherwise included therein) the cumulative effect of a change in accounting principles and the after-tax net effect of any non-recurring non-cash charges, including, without limitation, any charges under Financial Accounting Standard Board Statement No. 121, as amended, supplemented or modified from time to time.

     8.14 Debt Service Ratio. At all times during the term hereof, Borrower's Debt Service Ratio shall not be less than 1.1 to 1.

     8.15 Derivatives. Borrower shall not enter into any Derivatives other than oil and/or gas price Derivatives related to bona fide hedging activities so long as (i) the aggregate notional amounts of such Derivatives during any calculation period do not exceed seventy-five percent (75%) of Borrower's estimated production from proved producing reserves existing as of the date of the execution thereof based upon the then most current reserve evaluation required pursuant to Section 7. 1 (d) above, (ii) such Derivatives do not contain terms or provisions which could require margin calls, (iii) the counterparty to any such Derivatives have a minimum rating of "A" by Standard & Poors' Corporation or "A3 " by Moody's Investors Service, Inc., (iv) such Derivatives are for a term of eighteen (18) months or less, and (v) such Derivatives have the economic effect of assuring the receipt by Borrower of a price equal to or greater than that under Lender's then current pricing policy.


                                   ARTICLE IX
                              Default and Remedies

     9.1 Events of Default. If any one or more of the following shall occur and shall not have been remedied in the period, if any, provided, an "Event of Default" shall be deemed to have occurred hereunder and with respect to all of the Obligation, unless waived in writing by Lender:

          (a) default shall occur in the payment when due of the Obligation including, without limitation, any principal or interest due on the Note or any commitment or other fee due hereunder;

          (b) any representation, warranty or statement made by Borrower herein, in any of the other Loan Papers or in any certificate furnished to Lender hereunder shall be breached or shall prove to be untrue or misleading in any material respect at the time when made;

          (c) default shall occur in the performance or observance of any covenant, agreement, duty or obligation of Borrower contained herein or in any of the other Loan Papers; provided, that breach of the covenant contained in Sections 8.11, 8.13 or 8.14 hereof shall not constitute an Event of Default unless the same shall continue for a period of thirty (30) days;

          (d) Borrower shall (i) apply for or consent to the appointment of a receiver, trustee or liquidator of it or of all or a substantial part of its assets; (ii) be unable, or admit in writing its inability, to pay its debts as they become due; (iii) make a general assignment for the benefit of creditors; (iv) be adjudicated a bankrupt or insolvent or file a voluntary petition in bankruptcy; (v) file a petition or an answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency law; (vi) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization or insolvency proceedings; or
     (vii) take any action (corporate or otherwise) for the purpose of effecting any of the foregoing;

               (e) an order, judgment or decree shall be entered by any court of competent jurisdiction approving a petition seeking reorganization of Borrower or appointing a receiver, trustee or liquidator of Borrower or of all or a substantial part of its assets, and such order, judgment or decree shall continue unstayed in effect for any period of thirty (30) consecutive days;

               (f) any Lien for failure to pay income, payroll, FICA or similar taxes shall be filed by the U.S. Government or any agent or instrumentality thereof against Borrower or any of its assets;

               (g) there shall occur any acceleration, notice of default, filing of suit or notice of breach by any other party to any Material Agreement to which Borrower is a party wherein the amount involved or claimed exceeds $ 100,000, following the passage of any grace period provided for thereunder;

               (h) default shall occur in the payment of any indebtedness of Borrower aggregating $100,000 or more under any note, loan agreement or credit agreement and such default shall continue for more than the period of grace, if any, specified therein, or any such indebtedness shall become due before its stated maturity by acceleration of the maturity thereof or shall become due by its terms and shall not be promptly paid or extended;

               (i) any final judgment or judgments for the payment of money in the amount of $100,000 or more, in the aggregate, shall be rendered against Borrower and shall not be satisfied or discharged at least thirty (30) days prior to the date on which any of its assets could be lawfully sold to satisfy such judgment or judgments;

               (j) the good faith belief by Lender that the prospect of payment or performance of the Obligation is materially impaired, or that the value of the Collateral has, or will be, materially decreased;

               (k) a Material Adverse Change has occurred with respect to Borrower;

               (l) a majority of the individuals comprising the current Board of Directors of Borrower shall resign, be declared incompetent or otherwise be removed (voluntarily or involuntarily) or cease to serve as members of the Board of Directors of Borrower; or

               (m) the occurrence or existence of any default, event of default or other similar condition or event (however described) with respect to any Rate Management Transaction.

     9.2 Remedies. Upon the occurrence of any Event of default, Lender shall have no further obligation to advance funds under the Note, and Lender may declare all of the Obligation to be forthwith due and payable, whereupon the same shall forthwith become due and payable without further presentment, demand, protest, notice of acceleration or the intent to accelerate, or other notice of any kind, all of which Borrower hereby expressly waives, anything contained herein, in the Note or in any of the other Loan Papers to the contrary notwithstanding; provided that any default under subsections (d) or (e) of
Section 9.1 shall result in all of the Obligation becoming immediately due and payable in full without the necessity of any act by Lender. Further, Lender may, in its discretion. but shall not be required to, exercise such Rights as are provided it in any of the Loan Papers or at law or in equity. Nothing contained in this Article shall be construed to limit or amend in any way the Events of Default enumerated in the Loan Papers or any other document executed in connection with the transactions contemplated herein. Further, in such event, Lender shall have all other Rights afforded to it with respect to Borrower or any of the Collateral under any of the Loan Papers or under any applicable law or in equity.


                                    ARTICLE X
                                  Miscellaneous

     10.1 Survival of Representations and Warranties. All representations and warranties of Borrower herein, and all covenants, agreements, duties and obligations of Borrower herein not fully performed on or before the date of this Agreement, shall survive such date.

     10.2 Communications. Unless specifically provided otherwise, whenever any Loan Paper requires or permits any consent, approval, notice, request, or demand from one party to another, such communication must be in writing to be effective and shall be deemed to have been given on the day actually delivered or, if mailed, on the third day (or if such third day is not a Business Day, then on the next succeeding Business Day) after it is enclosed in an envelope, addressed to the party to be notified at the address stated below, properly stamped, sealed, and deposited in the appropriate official postal service. Until changed by notice pursuant hereto, the address for each party for purposes hereof is as follows:

                BORROWER:       PARALLEL PETROLEUM CORPORATION
                                110 North Marienfeld, Suite 465
                                Midland, Texas 79701

                LENDER:         BANK ONE, TEXAS, N.A.
                                2301 West Wall Street
                                Midland County
                                Midland, Texas 79701
                                Attention: Michael J. Davis

     10.3 Non-Waiver.

          (a) The acceptance by Lender at any time and from time to time of part payment on the Obligation shall not operate as a waiver of any Event of Default then existing.

          (b) No waiver by Lender of any Event of Default shall operate as a waiver of any other then existing or subsequent Event of Default.

          (c) No delay or omission by Lender in exercising any Right shall impair such Right or operate as a waiver thereof, nor shall any single or partial exercise of any such Right preclude other or further exercise thereof, or the exercise of any other Right under the Loan Papers or otherwise.

          (d) No notice or demand given by Lender in any case shall operate as a waiver of Lender's right to take other action in the same, similar or other instances without such notice or demand.

          (e) No Advance hereunder shall operate as a waiver by Lender of (i) the representations, warranties and covenants of Borrower under the Loan Papers; (ii) any Event of Default; or (iii) any of the conditions to Lender's obligation, if any, to make further Advances.

     10.4 Strict Compliance. If any action or failure to act by Borrower violates any covenant of Borrower contained herein or in any other Loan Paper, then such violation shall not be excused by the fact that such action or failure to act would otherwise be permitted by any covenant (or exception to any covenant) other than the covenant violated.

     10.5 Cumulative Rights. The Rights of Lender under the Loan Papers are in addition to all other Rights provided by law, whether or not the Obligation is due and payable and whether or not Lender has instituted any suit for collection or other action in connection with the Loan Papers.

     10.6 Governing Law. This Agreement has been prepared, is being executed and delivered, and is intended to be performed, in the State of Texas. The substantive laws of such state and the applicable federal laws of the United States of America shall govern the validity, construction, enforcement and interpretation of this Agreement and the other Loan Papers, without regard to principles of conflicts of law, PROVIDED, HOWEVER, THAT THE RIGHTS PROVIDED IN THE LOAN PAPERS WITH REFERENCE TO PROPERTIES SITUATED IN OTHER STATES MAY BE GOVERNED BY THE LAWS OF SUCH OTHER STATES.

     10.7 Choice of Forum: Consent to Service of Process and Jurisdiction. Any suit, action or proceeding against Borrower arising out of or relating to any of the Loan Papers or any judgment entered by any court in respect thereof, may be brought or enforced in the courts of the State of Texas, County of Midland, or in the United States courts located in the State of Texas, County of Midland, or in the United States courts located in the State of Texas, as Lender in its sole discretion may elect, and Borrower hereby submits to the nonexclusive jurisdiction of such courts for the purpose of any such suit, action or proceeding. Borrower hereby irrevocably consents to service of process in any suit, action or proceeding in any of said courts by the mailing thereof by Lender by registered or certified mail, postage prepaid, to Borrower, at its address set forth herein. Borrower hereby irrevocably waives any objections that it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to any of the other Loan Papers brought in any of said courts and hereby further irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum.

     10.8 Usury Savings Clause. Nothing contained in this Agreement, the Note, any other Loan Paper or in any other Agreement or undertaking relating hereto or to the Obligation shall be construed to obligate Borrower, under any circumstances whatsoever, to pay interest at a rate in excess of the Highest Lawful Rate. All sums paid hereunder or under the Note that are deemed to be interest shall be spread and prorated over the entire period for which the Note is outstanding. In the event that any sums received hereunder from Borrower are at any time under applicable law deemed or held to provide a rate of interest in excess of the Highest Lawful Rate, the effective rate of interest on the Obligation shall be deemed reduced to and shall be the Highest Lawful Rate, and Borrower and any other parties hereby agree to accept as their sole remedy under such circumstances either the return of any sums of interest that may have been collected in excess of the Highest Lawful Rate or the application of these sums as a credit against the unpaid principal amount of the Note, whichever remedy may be elected by Lender. In addition, in the event that the maturity of the
Note is accelerated by reason of the election by Lender hereunder, then earned interest may never include more than the amount calculated pursuant to the Highest Lawful Rate, and if unearned interest is provided for in the Note or the other Loan Papers, Borrower and any other parties liable on said documents hereby agree to accept as their sole remedy under such circumstances either (a) the cancellation of said unearned interest, or (b) if theretofore paid, either the return to Borrower or the crediting of said unearned interest on the principal amount due under the Note or other documents, whichever action may be elected by Lender. To the extent the Highest Lawful Rate is determined by reference to the laws of the State of Texas, same shall be the weekly ceiling provided for in Chapter 303 of the Texas Finance Code and in Article 5069-ID.002 of the Revised Civil Statutes of Texas, in each case as amended, provided that Lender may, by notice to Borrower, elect such other reference as is allowed by said statutes.

     10.9 Enforceability. If one or more of the provisions contained in the Loan Papers shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such in validity, illegality, or unenforceability shall not affect any other provision of the Loan Papers or any other instrument referred to herein.

     10.10 Binding Effect. The Loan Papers shall be binding upon and inure to the benefit of Borrower and Lender and their respective successors and assigns; provided, however, that Borrower shall not assign any Rights, duties or obligations under the Loan Papers without the prior written consent of Lender.

     10.11 No Third Party Beneficiaries.

          (a) The parties do not intend the benefits of the Loan Papers to inure to any third party, nor shall the Loan Papers be construed to make or render Lender liable to any third party, including, without limitation, any materialman, supplier, contractor, subcontractor, purchaser, lessor or lessee having a claim against Borrower. Notwithstanding anything contained in the Loan Papers, or any conduct or course of conduct by any or all of the parties hereto, whether before or after signing th Agreement or any other Loan Paper, no Loan Paper shall be construed as creating any right, claim or cause of action against Lender in favor of any third party, including, without limitation, any materialman, supplier, contractor, subcontractor, purchaser, lessor or lessee having a claim against Borrower.

          (b) All conditions to the obligation of Lender to make Advances hereunder are imposed solely and exclusively for the benefit of Lender, and no other person shall have standing to require satisfaction of such conditions in accordance with their terms or be entitled to assume that Lender will make or refuse to make Advances in the absence of strict compliance therewith, and any or all of such conditions may be freely waived in whole or in part by Lender at any time if Lender, in its sole absolute discretion, deems it advisable to do so.

     10.12 Delegation by Lender. Lender may perform any of its duties or exercise any of its Rights by or through its officers, directors, employees, attorneys, agents or other representatives.

     10.13 Setoff. Borrower hereby grants to Lender (and to each participant to whom Lender has conveyed or may hereafter convey a participation in the Note) the right of setoff to secure payment of the Obligation upon any and all moneys, securities or other property of Borrower and the proceeds therefrom, now or hereafter held or received by or in transit to, Lender or any such participant or any agent of Lender or such participant, from or for the account of Borrower, whether for safekeeping, custody, pledge, transmission, collection or otherwise, and also upon any and all deposits (general or specific) and credits of Borrower and any and all claims of Borrower against Lender or any such participant at any time existing. Notwithstanding the foregoing, nothing contained herein shall grant to Lender the right of setoff against an account if Lender has actual knowledge that any person other than Borrower or any Subsidiary of Borrower has an ownership interest in such account.

     10.14 Additional Documents. It is contemplated that there may be certain supplementary and/or corrective mortgages, deeds of trust, security agreements and similar items prepared by Lender to be executed by Borrower subsequent hereto, as well as certain other corrective and additional documentation not executed concurrently with this Agreement because of the unavailability of information such as property and collateral descriptions at the time of the execution hereof. Borrower hereby agrees to cooperate with Lender and provide such information in connection therewith as Lender may reasonably request, and to execute and deliver such other and further documentation as Lender shall reasonably request so as to provide Lender with a Bank Lien on the Collateral.

     10.15 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which taken together shall constitute one and the same instrument.

     10.16 Amendments. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally but only by an instrument in writing signed by Borrower and Lender.

     10.17 Headings. All headings used herein are for convenience and reference purposes only and shall not affect the substance of this Agreement.

     10.18 Conflicts. In the event that there exists any conflict or inconsistency between the terms hereof and the terms of any other Loan Paper, the terms hereof shall govern and control, provided that the fact that any representation, warranty or covenant contained in any other Loan Paper is not contained herein shall not be, or be deemed to be, a conflict or inconsistency.

     10.19 Entirety. This Agreement and the other Loan Papers embody the entire agreement among the parties and supersede and supplant all prior agreements and understandings with respect to the matters contained herein.

     10.21 Participations. Lender may at any time, or from time to time, sell or agree to sell to one or more other persons a participation in all or any part of the Obligation, in which event each such other participant shall be entitled to the rights and benefits under this Agreement and the other Loan Papers. It is understood and agreed that Lender may provide to participants and prospective participants financial information and reports and data concerning Borrower and

Borrower's properties and operations as have been provided to Lender pursuant to this Agreement.

     10.22 Notice of Final Agreement. THIS WRITTEN AGREEMENT AND THE OTHER LOAN PAPERS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

        EXECUTED as of the date first above written.

                                                PARALLEL PETROLEUM CORPORATION,
                                                  a Delaware corporation


                                                By:  /S/ Larry C. Oldham
                                                     -----------------------
                                                     Larry C. Oldham
                                                     President

                                                BANK ONE, TEXAS, N.A.


                                                By:  /S/ Michael J. Davis
                                                     ----------------------
                                                     Michael J. Davis
                                                     Vice President

                                   Exhibit 2.2
                               REQUEST FOR ADVANCE








TO:     Bank One, Texas, N.A.

     Pursuant to the provisions of that certain Restated Loan Agreement (the "Loan Agreement") dated December 27, 1999, between Parallel Petroleum Corporation ("Borrower") and Bank One, Texas, N.A. ("Lender"), Borrower hereby requests an Advance in the amount of $_________ to be paid on ________________, 19___.

     The undersigned hereby certifies, represents and warrants on behalf of Borrower that (i) as of the date hereof, and as a result of making the requested Advance, there does not exist and will not exist any Event of Default, (ii) Borrower has observed, performed and complied with all covenants, agreements, duties and obligations contained in the Loan Papers, and (iii) the representations and warranties contained in the Loan Agreement and in the other Loan Papers are true and correct in all material respects as of the date hereof and shall be true and correct upon the making of the Advance, with the same force and effect as though made on and as of the date hereof and thereof.

     Capitalized terms used but not defined herein shall have the respective meanings ascribed thereto in the Loan Agreement.

Parallel Petroleum Corporation


By:______________________
Name:____________________
Title: __________________

                                  EXHITBIT 2.4
                                 PROMISSORY NOTE

$30,000,000.00                     Midland, Texas              December 27, 1999

     FOR VALUE RECEIVED, the undersigned PARALLEL PETROLEUM CORPORATION, a Delaware corporation (referred to herein as "Borrower"), hereby unconditionally promises to pay to the order of BANK ONE, TEXAS, N.A., a national banking association ("Lender"), at 2301 West Wall Street, Midland County, Midland, Texas 79701, or such other address as Lender shall designate in writing to Borrower, the principal sum of THIRTY MILLION AND NO/100 DOLLARS ($30,000,000.00), or if less, so much thereof as may be advanced pursuant to the Loan Agreement (as hereinafter defined), in lawful money of the United States of America, together with interest from the date hereof until paid at the rates specified in the Loan Agreement.

     The principal and all accrued interest on this Note shall be due and payable in accordance with the terms and provisions of the Loan Agreement.

     This Note is executed pursuant to that certain Restated Loan Agreement dated of even date herewith between Borrower and Lender (herein, as from time to time amended, modified or restated, called the "Loan Agreement"), and is the Note referred to therein. All capitalized terms used but not specifically defined herein shall have the meanings ascribed thereto in the Loan Agreement. Reference is made to the Loan Agreement and the other Loan Papers for a statement of the prepayment rights and obligations of Borrower, a description of the properties mortgaged and assigned as security, the nature and extent of such security and the rights of the parties under the Loan Papers in respect to such security, for a statement of the terms and conditions under which the due date of this Note I may be accelerated and for statements regarding other matters affecting this Note (including without limitation the obligations of the holder hereof to advance funds hereunder, principal and interest payment due dates, voluntary and mandatory prepayments, exercise of rights and remedies, payment of attorneys' fees, court costs and other costs of collection and certain waivers by Borrower and others now or hereafter obligated for payment of any sums due hereunder). Upon the occurrence of an Event of Default, as that term is defined in the Loan Agreement or the other Loan Papers, the holder hereof shall have all rights and remedies of the Lender under the Loan Agreement and the other Loan Papers.

     Nothing contained in this Note, the Loan Agreement, any other Loan Paper or in any other agreement or undertaking relating hereto or to the Obligation shall be construed to obligate Borrower, under any circumstances whatsoever, to pay interest at a rate in excess of the Highest Lawful Rate. All sums paid under the Loan Agreement or under this Note that are deemed to be interest shall be spread and prorated over the entire period for which this Note is outstanding. In the event that any sums received hereunder or under the Loan Agreement from Borrower are at any time under applicable law deemed or held to provide a rate of interest in excess of the Highest Lawful Rate, the effective rate of interest on the Obligation shall be deemed reduced to and shall be the Highest Lawful Rate, and Borrower and any other parties hereby agree to accept as their sole remedy under such circumstances either the return of any sums of interest that may have been collected in excess of the Highest Lawful Rate or the application of these sums as a credit against the unpaid principal amount of this Note, whichever remedy may be elected by Lender. In addition, in the event that the maturity of this Note is accelerated by reason of the election by Lender hereunder or under the Loan Agreement, then earned interest may never include more than the amount calculated pursuant to the Highest Lawful Rate, and if unearned interest is provided for in this Note or the other Loan Papers, Borrower and any other parties liable on said documents hereby agree to accept as their sole remedy under such circumstances either (a) the cancellation of said unearned interest, or (b) if theretofore paid, either the return to Borrower or the crediting of said unearned interest on the principal amount due under this Note or other documents, whichever action may be elected by Lender. To the extent the Highest Lawful Rate is determined by reference to the laws of the State of Texas, same shall be the weekly ceiling provided for in Chapter 303 of the Texas Finance Code and in Article 5069-lD.001 of the Revised Civil Statutes of Texas, in each case as amended, provided that Lender may, by notice to Borrower, elect such other reference as is allowed by said statutes.

     If any payment of principal or interest on this Note shall become due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day and such extension of time shall in such case be included in computing interest in connection with such payment.

     If this Note is placed in the hands of an attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership or other court proceedings, Borrower agrees to pay all costs of collection, including, but not limited to, court costs and reasonable attorneys' fees.

     Borrower and each surety, endorser, guarantor and other party ever liable for payment of any sums of money payable on this Note, jointly and severally waive presentment and demand for payment, notice of acceleration or the intention to accelerate the maturity, protest, notice of protest and nonpayment, as to this Note and as to each and all installments hereof, and agree that their liability under this Note shall not be affected by any renewal or extension in the time of payment hereof, or in any indulgences, or by any release or change in any security for the payment of this Note, and hereby consent to any and all renewals, extensions, indulgences, releases or changes.

     This Note shall be governed by and construed in accordance with the applicable laws of the United States of America and the laws of the State of Texas, except that Chapter 346 of the Texas Finance Code (which regulates certain revolving credit loan accounts and revolving tri-party accounts) shall not apply to this Note.

     This Note is given, to the extent of $15,965,889.22, in renewal and rearrangement, but not in extinguishment or novation, of the unpaid principal balance of the certain promissory note dated July 1, 1996, in the original principal amount of $30,000,000, executed by Borrower and payable to the order of Lender.

     THIS WRITTEN NOTE, THE LOAN AGREEMENT AND THE OTHER LOAN PAPERS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

        EXECUTED this 27th day of December, 1999.

        BORROWER:

                                                PARALLEL PETROLEUM CORPORATION,
                                                  a Delaware corporation


                                                By: /S/ Larry C. Oldham
                                                    -------------------------
                                                        Larry C. Oldham
                                                        President

                                  Exhibit 23.1


                        Consent of Independent Auditors




The Board of Directors and Stockholders
Parallel Petroleum Corporation


We consent to the incorporation by reference in the registration statements (No. 33-46959, No. 33-57348 and No. 333-34617) on Forms S-8, and the registration statements (No. 33-90296 and No. 333-11021) on Forms S-3 of Parallel Petroleum Corporation of our report dated February 9, 2000, relating to the balance sheets of Parallel Petroleum Corporation as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which appears in the December 31,1999 annual report on Form 10-K of Parallel Petroleum Corporation.



                                                /s/ KPMG LLP


Midland, Texas
March 30, 2000

                                  Exhibit 23.2




                   Consent of Independent Petroleum Engineers




As independent petroleum engineers, we hereby consent to the incorporation by reference in the registration statements (No. 33-46959, No. 33-57348 and No. 333-34617) on Forms S-8, and the registration statements (No. 33-90296 and No. 333-11021) on Forms S-3 of Parallel Petroleum Corporation of our estimates of reserves, included in the annual report on Form 10-K of Parallel Petroleum Corporation for the fiscal year ended December 31, 1999.



                                           JOE C. NEAL AND ASSOCIATES


Midland, Texas
March 28, 2000

                                  Exhibit 23.3




                   Consent of Independent Petroleum Engineers


As independent petroleum engineers, Williamson Petroleum Consultants, Inc. hereby consents to (i) the use of our reserve report and all references to our firm included in or made part of the Parallel Petroleum Corporation annual report on Form 10-K for the fiscal year ended December 31, 1999 to be filed with the Securities and Exchange Commission on or about March 30, 2000 and (ii) to the incorporation by reference of the Form 10-K in the registration statements (No. 33-46959, No. 33-57348 and No. 333-34617 on Forms S-8, and the registration statements (No. 33-90296 and No. 333-11021) on Forms S-3.





                        /s/ WILLIAMSON PETROLEUM CONSULTANTS, INC.


Midland, Texas
March 30, 2000