Form 10-Q/A
period 1999-06-30
PARALLEL PETROLEUM CORP /DE/
filed 2000-05-05
CIK 750561

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  FORM 10-Q/A
                                Amendment No. 2

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

                                   Yes 'X'         No

     At August 1, 1999, 18,331,858 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.


================================================================================

                                     INDEX


                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

ITEM 1. FINANCIAL STATEMENTS

     Reference is made to the succeeding pages for the following financial statements:

     - Balance Sheet as of December 31, 1998 and June 30, 1999
       (unaudited)                                                         4

     - Unaudited Statements of Operations for the three months
       ended June 30, 1998 and 1999 and six months ended
       June 30, 1998 and 1999                                              6

     - Unaudited Statements of Cash Flows for the six months ended         7
       June 30, 1998 and 1999

     - Notes to Financial Statements                                       8

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                         11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        19


                          PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 20

                                EXPLANATORY NOTE

     This amendment reflects the retroactive exclusion of Parallel's pro rata share of the assets and liabilities of First Permian, L.L.C. with respect to our 22.5% member interest. First Permian is a Delaware limited liability company formed on June 25, 1999 to acquire the oil and gas assets of a wholly owned subsidiary of Fina Oil and Chemical Company.

     For the quarter ended June 30, 1999, we accounted for our interest in First Permian under the pro rata method of consolidation. Under this method of accounting, our pro rata share of the assets and liabilities of First Permian were consolidated with the assets and liabilities of Parallel. However, because of recent SEC interpretations of accounting for consolidated investments, beginning with the fourth quarter of 1999, we changed our method of accounting for our interest in First Permian from the pro rata consolidation method to the equity method of accounting and are restating the June 30, 1999 quarterly amounts. Under the equity method of accounting, investments are recorded at cost and are increased or reduced by the company's proportionate share of income or loss. Therefore, Parallel's restated balance sheet as of June 30, 1999 does not include our 22.5% pro rata interest in the assets and liabilities of First Permian. Instead, our 22.5% interest is reported as an investment on the balance sheet.

                         PARALLEL PETROLEUM CORPORATION
                                 BALANCE SHEETS


                                                      December 31,     June 30, 1999
ASSETS                                                   1998*          (Unaudited)
-------------                                         ------------    --------------

Current assets:
  Cash and cash equivalents                             $ 1,178,819     $   565,263
  Accounts receivable:
    Oil and gas                                           1,432,659       1,366,385
    Others, net of allowance for doubtful accounts
      of $71,358 in 1998 and 1999                           247,740         368,097
    Affiliate                                                11,844              --
                                                       ------------    ------------
                                                          1,692,243       1,734,482
  Other assets                                               61,504          28,012
                                                       ------------    ------------
                Total current assets                      2,932,566       2,327,757
                                                       ------------    ------------
Property and equipment, at cost:
  Oil and gas properties, full cost method               65,565,466      67,344,763
  Other                                                     287,586         288,338
                                                       ------------    ------------
                                                         65,853,052      67,633,101
  Less accumulated depreciation and depletion            22,279,355      24,140,149
                                                       ------------    ------------
                Net property and equipment               43,573,697      43,492,952
                                                       ------------    ------------
Investment in First Permian, LLC (Note 2)                        --           2,250

Other assets, net of accumulated amortization of
      $86,917 in 1998 and $95,248 in 1999                    58,519          66,039
                                                       ------------    ------------
                                                       $ 46,564,782    $ 45,888,998
                                                       ============    ============

                         PARALLEL PETROLEUM CORPORATION
                                 BALANCE SHEETS
                                  (Continued)


                                                      December 31,    June 30, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998*         (Unaudited)
------------------------------------                  ------------    -------------

Current liabilities:
  Accounts payable and accrued liabilities:
    Trade                                            $   2,803,539     $  1,727,658
    Affiliate                                                  214               --
    Preferred stock dividend                                    --           24,363
                                                      ------------     ------------
                Total current liabilities                2,803,753        1,752,021
                                                      ------------     ------------

Long-term debt:
  Bank credit facility (Note 3)                          18,035,889       18,815,889

Deferred income taxes                                           --                --

Stockholders' equity:
  Preferred stock  6% convertible preferred stock
    par value $.10 per share(aggregate liquidation
    preference of $10) authorized 10,000,000 shares,
    issued and outstanding 974,500 in 1998 and 1999          97,450          97,450
  Common stock - par value $.01 per share, authorized
    60,000,000 shares, issued and outstanding
    18,306,858 in 1998 and 18,331,858 in 1999               183,069        183,319
  Additional paid-in surplus                             32,341,971     32,042,197
  Retained deficit                                       (6,897,350)    (7,001,878)
                                                       ------------   ------------
                Total stockholders' equity               25,725,140     25,321,088

Contingencies
                                                       ------------   ------------
                                                       $ 46,564,782   $ 45,888,998
                                                       ============   ============


*The balance sheet as of December 31, 1998 has been derived from Parallel's audited financial statements. The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                  -------------------------      -----------------------------
                                                         June 30,                          June 30,
                                                  -------------------------      -----------------------------
                                                     1998          1999            1998                1999
                                                  ----------    -----------      ----------        -----------

Oil and gas revenues                             $2,453,140      $1,991,727      $4,565,703        $3,954,816
                                                 ----------      ----------      ----------        ----------
Cost and expenses:
  Lease operating expense                           613,053         551,142       1,170,691          1,064,964
  General and administrative                        199,117         220,911         419,505            424,148
  Depreciation, depletion
     and amortization                             1,063,466         956,958       1,994,283          1,860,794
                                                 ----------      ----------      ----------         ----------
                                                  1,875,636       1,729,011       3,584,479          3,349,906
                                                 ----------      ----------      ----------         ----------
          Operating income                          577,504         262,716         981,224            604,910
                                                 ----------      ----------      ----------         ----------
Other income (expense), net:
   Interest income                                      395          13,695             470             26,971
   Other income                                      37,552           6,606          51,111             13,229
   Interest expense                                (341,817)       (376,057)       (646,095)          (747,128)
   Other expense                                     (4,195)         (1,205)         (8,577)            (2,510)
                                                 ----------      ----------      ----------         ----------
          Total other expense, net                 (308,065)       (356,961)       (603,091)          (709,438)
                                                 ----------      ----------      ----------         ----------
Income (loss) before income taxes                   269,439         (94,245)        378,133           (104,528)

Income tax expense deferred                          88,826             --          124,695                 --
                                                 ----------      ----------      ----------         ----------
          Net income (loss)                      $  180,613      $  (94,245)     $  253,438         $ (104,528)
                                                 ==========      ==========      ==========         ==========
Cumulative preferred stock dividend              $   68,000      $  146,175      $   68,000         $  316,713
                                                 ==========      ==========      ==========         ==========
          Net income (loss) available
             to common stockholders              $  112,613      $ (240,420)     $  185,438         $ (421,241)
                                                 ==========      ==========      ==========         ==========
Net income (loss) per common share
          Basic                                  $     .006      $    (.013)     $     .010         $    (.023)
                                                 ==========      ==========      ==========         ==========
          Diluted                                $     .006      $    (.013)     $     .010         $    (.023)
                                                 ==========      ==========      ==========         ==========
Weighted average common shares
   Outstanding  diluted                          18,123,822      18,331,858      18,121,533         18,120,194
                                                 ==========      ==========      ==========         ==========


The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                              ---------------------------
                                                                 1998             1999
                                                              ----------       ----------

Cash flows from operating activities:
  Net income (loss)                                           $  253,438      $  (104,528)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation, depletion and amortization                   1,994,283        1,860,794
    Income taxes                                                 124,695               --
    Other, net                                                    (5,702)          (7,520)

    Changes in assets and liabilities:
       Increase in trade receivables                             (53,602)         (42,239)
       (Increase) decrease in prepaid expenses
         and other                                               (73,701)          33,492
       Decrease in accounts payable
         and accrued liabilities                              (1,419,721)      (1,051,732)
                                                             -----------      -----------
             Net cash provided by operating
                activities                                       819,690          688,267
                                                             -----------      -----------
Cash flows from investing activities:
  Additions to property and equipment                        (12,953,814)      (2,035,289)
  Proceeds from disposition of property and equipment                 --          255,240
  Investment in First Permian, LLC                                    --           (2,250)
                                                             -----------      -----------
             Net cash used in investing
                activities                                   (12,953,814)      (1,782,299)
                                                             -----------      -----------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt                13,343,000          780,000
  Payment of long-term debt                                   (7,234,000)              --
  Proceeds from exercise of options and warrants                  53,438           17,189
  Stock offering costs                                           (80,851)              --
  Proceeds from preferred stock issuance                       6,000,000               --
  Payment of preferred stock dividend                            (68,000)        (316,713)
                                                             -----------      -----------
             Net cash provided by financing
                activities                                    12,013,587          480,476
                                                             -----------      -----------
             Net increase (decrease) in cash
                and cash equivalents                            (120,537)        (613,556)
Beginning cash and cash equivalents                              597,149        1,178,819
                                                             -----------      -----------
Ending cash and cash equivalents                             $   476,612      $   565,263
                                                             ===========      ===========
Non-cash financing activities:
  Accrued preferred stock dividend                           $        --      $    24,362
                                                             ===========      ===========


The accompanying notes are an integral part of these financials.

                         PARALLEL PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The financial information included herein, with the exception of the balance sheet as of December 31, 1998, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.

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

NOTE 3. LONG TERM DEBT

     Our long term debt at June 30, 1999 consisted of the following:

     Revolving credit facility note payable to bank at the bank's
        base lending rate plus .25% (8.0% at June 30, 1999)         $18,815,889
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

NOTE 4. PREFERRED STOCK

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

NOTE 5: FULL COST CEILING TEST

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

NOTE 6. NET INCOME PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to the previously reported fully diluted earnings per share and reflects the assumed conversion of all potentially dilutive securities.


                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      June 30,                    June 30,
                                               --------------------       ---------------------
                                                1998          1999         1998           1999
                                               ------        ------       ------         ------

Basic EPS Computation:
  Numerator -
    Net income (loss)                           $  180,613    $  (94,245)   $  253,438     $ (104,528)
    Preferred stock dividends                      (68,000)     (146,175)      (68,000)      (316,713)
                                                ----------    ----------    ----------     ----------
    Net income (loss) available to common
       stockholders                                112,613      (240,420)      185,438       (421,241)
                                                ==========    ==========    ==========     ==========


  Denominator -
    Weighted average common shares outstanding  18,123,822    18,331,858    18,121,533     18,120,194
                                                ==========    ==========    ==========     ==========

Basic earnings (loss) per share                 $     .006    $    (.013)   $    (.010)    $    (0.23)
                                                ==========    ==========    ==========     ==========
Diluted EPS Computation:
  Numerator -
    Net income (loss)                           $  180,613    $  (94,245)   $  253,438     $ (104,528)
    Preferred stock dividends                      (68,000)     (146,175)      (68,000)      (131,713)
                                                ----------    ----------    ----------     ----------
    Net income (loss) available to common
       stockholders                                112,613      (240,420)      185,438       (421,241)
                                                ==========    ==========    ==========     ==========

  Denominator -
    Weighted average common shares outstanding  18,123,822    18,331,858    18,121,533     18,120,194
                                                ==========    ==========    ==========     ==========
 Diluted earnings (loss) per share              $     .006    $    (.013)   $    (.010)    $    (.023)
                                                ==========    ==========    ==========     ==========


     Employee stock options to purchase shares of common stock and convertible preferred stock were outstanding during the three-month and six-month periods ended June 30, 1998 and 1999 but were not included in the computation of diluted net loss per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of Parallel, (ii) the effect of the assumed conversion of Parallel's preferred stock to common stock would be antidilutive, or (iii) Parallel had a net loss from continuing operations and, therefore, the effect would be antidilutive.

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

     Investment in First Permian. As described in Note 2 to Financial Statements, on June 25, 1999 we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian which entered into a cash merger with a wholly owned, indirect subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million.

     First Permian is owned by Parallel, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation. Baytech, Tejon and Mansefeldt are privately held oil and gas companies. Parallel and Baytech are the managers of First Permian and each owns a 22.5% membership interest. Tejon Exploration and Mansefeldt Investment each own a 27.5% interest in First Permian. If certain conditions are met regarding the prepayment of $16.0 million aggregate principal amount of subordinated unsecured notes made by First Permian and payable to Tejon and Mansefeldt, the proceeds of which were used to help finance the acquisition, Parallel's interest in First Permian could increase to 37.5% for a nominal fee per membership unit. We account for our interest in First Permian using the equity method of accounting whereby our investment is increased or decreased by our proportionate share of First Permian's net income or loss.

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

     Our oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 5 to Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized.

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

RESULTS OF OPERATIONS

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


                                            THREE MONTHS ENDED      THREE MONTHS ENDED
                                    ------------------------------  --------------------
                                     12-31-98   3-31-99   6-30-99     6-30-98   6-30-99
                                     --------   -------   -------     -------   -------

Production and prices:

  Oil (Bbls)                           49,294    44,619    45,908      44,484    45,908
  Natural gas (Mcf)                   868,131   697,593   749,856     818,631   749,856
  Equivalent barrels of oil(EBO)      193,982   160,884   170,884     180,923   170,884

  Oil price (per Bbl)                  $10.36    $12.18    $13.17      $13.64    $13.17
  Gas price (per Mcf)                  $ 1.59    $ 2.03    $ 1.85      $ 2.26    $ 1.85
  Price per EBO                        $ 9.77    $12.20    $11.66      $13.56    $11.66

Results of operations per EBO

Oil and gas revenues                   $ 9.77    $12.20    $11.66      $13.56    $11.66
Costs and expenses:
  Lease operating expense                3.31      3.19      3.23        3.39      3.23
  General and administrative             1.30      1.26      1.29        1.10      1.29
  Depreciation and depletion            14.73      5.62      5.60        5.88      5.60
  Impairment of oil and
     gas properties                     76.07       .00       .00         .00       .00
                                      -------    ------    ------      ------    ------
     Total costs and expenses           95.41     10.07     10.12       10.37     10.12
                                      -------    ------    ------      ------    ------
Operating income (loss)                (85.64)     2.13      1.54        3.19      1.54

Interest expense, net                   (1.73)    (2.22)    (2.12)      (1.89)    (2.12)

Other income, net                        1.49       .03       .03         .18       .03
                                      -------    ------    ------      ------    ------
Pretax income (loss)                   (85.88)     (.06)     (.55)       1.48      (.55)
Income tax (expense) benefit            16.94       .00       .00        (.49)      .00
                                      -------    ------    ------      ------    ------
Net income (loss)                     $(68.94)   $ (.06)   $ (.55)     $  .99    $ (.55)
                                      -------    ------    ------      ------    ------
Income before working
  capital adjustments                 $  4.92    $ 5.56    $ 5.05      $ 7.36    $ 5.05
                                      =======    ======    ======      ======    ======


     The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.


                                                      SIX MONTHS ENDED
                                                ---------------------------------
                                                 6-30-97     6-30-98     6-30-99
                                                 -------     -------     -------

Production and prices:

   Oil (Bbls)                                     98,707      87,859      90,527
   Natural gas (Mcf)                           1,838,800   1,538,536   1,447,449
   Equivalent barrels of oil (EBO)               405,174     344,281     331,768

   Oil price (per Bbl)                            $20.05      $13.86      $12.68
   Gas price (per Mcf)                            $ 2.56      $ 2.18      $ 1.94
   Price per EBO                                  $16.52      $13.26      $11.92

Results of operations per EBO

Oil and gas revenues                              $16.52      $13.26      $11.92
Costs and expenses:
   Lease operating expense                          3.80        3.40        3.21
   General and administrative                        .73        1.22        1.28
   Depreciation and depletion                       4.48        5.79        5.61
                                                  ------      ------      ------
Total costs and expenses                            9.01       10.41       10.10
                                                  ------      ------      ------
Operating income                                    7.51        2.85        1.82
                                                  ------      ------      ------
Interest expense, net                               (.92)      (1.88)      (2.17)
Other expense                                        .03         .12         .03
                                                  ------      ------      ------
Pretax income (loss)                                6.62        1.09        (.32)
Income tax expense  deferred                        2.19         .36         .00
                                                  ------      ------      ------
     Net income (loss)                            $ 4.43      $  .73      $ (.32)
                                                  ======      ======      ======
Net cash flow before working
   capital adjustments                            $11.10      $ 6.88      $ 5.29
                                                  ======      ======      ======

The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                       ------------------------------    ------------------
                                        12-31-98   3-31-99  6-30-99       6-30-98  6-30-99
                                        --------   -------  -------       -------  -------

Oil and gas revenues                      100.0%    100.0%  100.0%         100.0%  100.0%
Costs and expenses:
  Production costs                         33.9      26.1    27.7           25.6    26.9
  General and administrative               13.3      10.3    11.1            9.2    10.7
  Depreciation, depletion and
     amortization                         150.8     46.0     48.0           43.7    47.1
  Impairment of oil and gas
     properties                           778.6       .0       .0             .0      .0
                                         ------   ------   ------         ------  ------
      Total costs and expenses            976.6     82.4     86.8           78.5    84.7
                                         ------   ------   ------         ------  ------
Operating income (loss)                  (876.6)    17.6     13.2           21.5    15.3
                                         ------   ------   ------         ------  ------
Interest expense, net                     (17.7)   (18.2)   (18.2)         (14.1)  (18.2)
Other income, net                          15.3       .2       .2             .9      .3
                                         ------   ------   ------         ------  ------
Pretax income (loss)                     (879.0)     (.4)    (4.8)           8.3    (2.6)
Income tax (expense) benefit              173.4       .0       .0            2.7      .0
                                         ------   ------   ------         ------  ------
Net income (loss)                        (705.6)%    (.4)%   (4.8)%          5.6%   (2.6)%
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

     Net Income and Operating Cash Flow. Net income decreased $274,858, or 152%, to $(94,245) for the three months ended June 30, 1999, compared to $180,613 for the three months ended June 30, 1998. Operating cash flow decreased $470,191, or 35%, to $862,713 for the three months ended June 30, 1999 compared to $1,332,905 for the three months ended June 30, 1998. The decrease in net income and operating cash flow resulted from a 19% decrease in oil and gas revenues and a 10% increase in intere expense. These increases were partially offset by a 10% decrease in production costs and a 10% decrease in DD&A.

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

     Net Income and Operating Cash Flow. Net income decreased $357,966 or 141%, to $(104,528) for the six months ended June 30, 1999, compared to $253,438 for the six months ended June 30, 1998. Operating cash flow decreased $616,150, or 26%, to $1,756,266 for the six months ended June 30, 1999 compared to $2,372,416 for the six months ended June 30, 1998. The decrease in net income and operating cash flow resulted from a 13% decrease in oil and gas revenues, and a 16% increase in interest expense. These increases were partially offset by a 9% decrease in production costs and a 3% decrease in DD&A.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash flow is highly dependent on oil and gas prices. Decreases in the market price of oil and gas have reduced cash flow and also resulted in the reduction of our borrowing base under our bank credit facility. These factors have decreased the funds available to us for capital expenditures.

     Our working capital increased as of June 30, 1999 compared with December 31, 1998. Current assets exceeded current liabilities by $575,736 at June 30, 1999 compared with working capital of $128,813 at December 31, 1998

     We incurred net property costs of $1,780,589 for the six months ended June 30, 1999 for our 3-D seismic interpretation, leasehold costs and drilling and completion activities. These activities were financed by the utilization of our cash provided by operations, proceeds from the sale of certain properties and cash provided by credit lines.

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

                                      Phase
---------------------------------------------------------------------------------------
   Component               Inventory             Assessment               Remediation
---------------------------------------------------------------------------------------

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


Value                                     1999     2000     2001     2002     Total    Fair Value
-------------------------------------------------------------------------------------------------
                                               (in 000's, except interest rates)

Variable rate debt
     Revolving Facility (secured)           -        -   $18,816       -     $18,816      $18,816
        Average interest rate            7.50%    7.50%     7.50%


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

              10.6 Credit Agreement, dated June 30, 1999, among First Permian, L.L.C., as Borrower, and Parallel Petroleum Corporation and Baytech, Inc. as Guarantors and Bank One, Texas, N.A. and the Institutions named Herein as Banks and Bank One, Texas, N.A., as Agent (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15,
                     1999)

              10.7 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas N.A. (Incorporated by reference to Exhibit 10.7 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15,
                     1999)

              10.8 Intercreditor Agreement, dated as of June 30, 1999, among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company and Mansefeldt Investment Corporation. (Incorporated by reference to Exhibit 10.8 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

              10.9 Subordinated Promissory Note, dated June 30, 1999, among First Permian, L.L.C. and Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

              10.10 Subordinated Promissory Note, dated June 30, 1999, among First Permian, L.L.C. and Mansefeldt Investment Company (Incorporated by reference to Exhibit 10.10 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

              *27    Financial Data Schedule

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

                                      PARALLEL PETROLEUM CORPORATION


                                      BY:  /s/ THOMAS R. CAMBRIDGE
Date:  May 4, 2000                   -------------------------------------
                                     Thomas R. Cambridge
                                     Chairman of the Board of Directors
                                     and Chief Executive Officer



Date:  May 4, 2000                   BY:  /s/ LARRY C. OLDHAM
                                     -------------------------------------
                                     Larry C. Oldham,
                                     President (Principal Financial Officer)