Form 10-Q
period 2000-03-31
PARALLEL PETROLEUM CORP /DE/
filed 2000-05-11
CIK 750561

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                          ----------------------------
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000 or

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

                            Yes 'X'            No

     At May 10, 2000, there were 20,331,858 shares of the Registrant's Common Stock, $0.01 par value, outstanding.

================================================================================

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

                                                                Page No.

ITEM 1. FINANCIAL STATEMENTS

     Reference is made to the succeeding pages for the following financial statements:

     - Balance Sheets as of December 31, 1999 and
       March 31, 2000  (unaudited)                                 3

     - Unaudited Statements of Operations for the three
       months ended March 31, 1999 and 2000                        5

     - Unaudited Statements of Cash Flows for the three
       months ended March 31, 1999 and 2000                        6

     - Notes to Financial Statements                               7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                       10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                               15

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          15

                         PARALLEL PETROLEUM CORPORATION

                                 BALANCE SHEETS


                                                       December 31,      March 31, 2000
ASSETS                                                    1999*           (Unaudited)
-------------                                          ------------     ---------------

Current assets:
   Cash and cash equivalents                            $ 1,276,417      $ 1,345,562
   Accounts receivable:
      Oil and gas                                         1,312,923        1,527,801
      Others, net of allowance for doubtful accounts
         of $157,187 in 1999 and 2000                       314,911          142,597
      Affiliate                                              20,658            4,669
                                                       ------------     ------------
                                                          1,648,492        1,675,067
Other assets                                                 39,677           20,178
Assets held for sale                                      2,127,734        2,127,734
                                                       ------------     ------------
Total current assets                                      5,092,320        5,168,541
                                                       ------------     ------------
Property and equipment, at cost:
   Oil and gas properties, full cost method              65,136,783       66,134,302
   Other                                                    289,720          307,516
                                                       ------------     ------------
                                                         65,426,503       66,441,818
Less accumulated depreciation and depletion              27,502,855       28,566,324
                                                       ------------     ------------
Net property and equipment                               37,923,648       37,875,494
                                                       ------------     ------------
Investment in First Permian, LLC (Notes 1 and 5)            201,311               --
Other assets, net of accumulated amortization of
      $141,428 in 1999 and $147,627 in 2000                  46,791           59,354
                                                       ------------     ------------
                                                       $ 43,264,070     $ 43,103,389
                                                       ============     ============


                         PARALLEL PETROLEUM CORPORATION

                                 BALANCE SHEETS
                                  (Continued)


                                                       December 31,      March 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY                      1999*           (Unaudited)
------------------------------------                  ------------     ------------------

Current liabilities:
   Current maturities of long-term debt                $  3,665,889     $  3,665,889
   Investment liability in
      First Permian (Notes 1 and 5)                             --           252,700
   Accounts payable and accrued liabilities:
      Trade                                              1,471,013         1,788,142
      Affiliate                                              2,702             2,954
      Preferred stock dividend                              24,363           170,538
                                                      ------------      ------------
                                                         1,498,078         1,961,634
                                                      ------------      ------------
Total current liabilities                                5,163,967         5,880,223
                                                      ------------      ------------
Long-term debt, excluding current maturities (Note 2)   12,300,000        11,400,000

Stockholders' equity:
 Preferred stock - 6% convertible preferred stock -
    par value $.10 per share(aggregate liquidation
    preference of $10) authorized 10,000,000 shares,
    issued and outstanding 974,500 in 1999 and 2000         97,450            97,450
 Common stock - par value $.01 per share, authorized
    60,000,000 shares, issued and outstanding
    20,331,858 in 1999 and 2000                            203,319           203,319
 Additional paid-in surplus                             34,847,141        34,676,603
 Retained deficit                                       (9,347,807)       (9,154,206)
                                                      ------------      ------------
Total stockholders' equity                              25,800,103        25,823,166

Contingencies
                                                      ------------      ------------
                                                      $ 43,264,070      $ 43,103,389
                                                      ============      ============

*The balance sheet as of December 31, 1999 has been derived from Parallel's audited financial statements. The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1999             2000
                                                  ----------       ----------
Oil and gas revenues                              $1,963,089       $2,774,591

Cost and expenses:
   Lease operating expense                           513,822          613,815
   General and administrative                        203,237          197,800
   Depreciation, depletion and amortization          903,836        1,063,469
                                                  ----------       ----------
                                                   1,620,895        1,875,084
                                                  ----------       ----------
Operating income                                     342,194          899,507
                                                  ----------       ----------
Other income (expense), net:
   Equity in loss of First Permian, LLC                   --         (386,511)
   Interest income                                    13,276           18,755
   Other income                                        6,623            6,461
   Interest expense                                 (371,071)        (342,905)
   Other expense                                      (1,305)          (1,706)
                                                  ----------       ----------
      Total other expense, net                      (352,477)        (705,906)
                                                  ----------       ----------
Income (loss) before income taxes                    (10,283)         193,601

Income taxes                                              --               --
                                                  ----------       ----------
Net income (loss)                                 $  (10,283)      $  193,601
                                                  ==========       ==========
Cumulative preferred stock dividend               $  170,538       $  170,538
                                                  ==========       ==========
Net income (loss) available
   to common stockholders                         $ (180,821)      $   23,063
                                                  ==========       ==========
Net income (loss) per common share
   Basic                                          $    (.010)      $    .0011
                                                  ==========       ==========
   Diluted                                        $    (.010)      $    .0011
                                                  ==========       ==========
Weighted average common shares outstanding
   Basic                                          18,328,525       20,331,858
                                                  ==========       ==========
   Diluted                                        18,328,525       20,657,727
                                                  ==========       ==========


The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                Three Months Ended March 31,
                                                               -----------------------------
                                                                   1999            2000
                                                               -----------       -----------

Cash flows from operating activities:
   Net income (loss)                                           $  (10,283)       $  193,601
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation and depletion                                  903,836         1,063,469
      Equity in loss from investments                                  --           386,511
   Other, net                                                     (14,520)          (12,563)
      Changes in assets and liabilities:
      Decrease (increase) in accounts receivables                 134,905           (26,575)
      Decrease in prepaid expenses and other                       48,845            19,499
      (Decrease) increase in accounts payable and accrued
         liabilities                                             (734,259)          293,018
                                                              -----------       -----------
Net cash provided by operating activities                         328,524         1,916,960
                                                              -----------       -----------
Cash flows from investing activities:
   Additions to property and equipment                         (1,119,604)       (1,048,855)
   Proceeds from disposition of property and equipment            255,240            33,540
   Distribution from First Permian, LLC                                --            67,500
                                                              -----------       -----------
      Net cash used in investing activities                      (864,364)         (947,815)
                                                              -----------       -----------
Cash flows from financing activities:
   Borrowings from bank line of credit                            780,000                --
   Payments on bank line of credit                                     --          (900,000)
   Proceeds from exercise of options and warrants                  17,188                --
                                                              -----------       -----------
      Net cash provided by (used in) financing activities         797,188          (900,000)
                                                              -----------       -----------
      Net increase in cash and cash equivalents                   261,348            69,145

Beginning cash and cash equivalents                             1,178,819         1,276,417
                                                              -----------       -----------
Ending cash and cash equivalents                              $ 1,440,167       $ 1,345,562
                                                              ===========       ===========
Non-cash financing activities:
   Accrued preferred stock dividend                           $  170,538        $   170,538
                                                              ==========        ===========


The accompanying notes are an integral part of these financials.

                         PARALLEL PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The financial information included herein, except the balance sheet as of December 31, 1999, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, we think of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in Parallel's 1998 Annual Report and 1999 Form 10-K.

     At March 31, 2000, we had a 35% interest in First Permian, LLC, a limited liability company. We account for our investment in First Permian on an equity basis. Accordingly, our investment in First Permian is recorded at cost and is increased or decreased by our proportionate share of First Permian's income or loss. Our 35% interest is reported as an investment on the balance sheet and our share of income or loss is recognized on the income statement as equity in earnings (loss) of First Permian.

NOTE 2. LONG TERM DEBT

     Our long term debt at March 31, 2000 consisted of the following:

     Revolving  credit  facility note payable to bank at the
        bank's base lending rate plus .25% (9% at March 31, 2000)    $15,065,889

     Scheduled maturities of Parallel's debt at March 31, 2000 are as follows:

                 March 31, 2001                                      $ 3,665,889
                 July 1, 2001                                         11,400,000
                                                                     -----------
                                                                     $15,065,889
                                                                     ===========

     Revolving Credit Facility. At March 31, 2000, Parallel was a party to a loan agreement with Bank One, Texas, N.A. On December 27, 1999, our loan agreement with the bank was restated in its entirety. The loan agreement, as restated, currently provides for a revolving credit facility under which we may borrow up to the lesser of (a) $30,000,000 or (b) the borrowing base then in effect. When we entered into the restated loan agreement, we were required to make monthly principal payments in the amount of $300,000. After giving effect to these principal payments, the total outstanding principal amount of our bank borrowings was $15,965,889 at December 31, 1999. The initial borrowing base under the restated loan agreement was established at $15,965,889. The borrowing base automatically reduces by $300,000 each month, which means that we are required to make a principal payment in the same amount by which the borrowing base is reduced. Beginning January 1, 2000, the borrowing base will continue to reduce automatically at the rate of $300,000 per month. The borrowing base and the borrowing base reduction amount are required to be redetermined by the bank on February 1, 2000 and on May 1 and November 1 of each year, beginning May 1, 2000. Our borrowing base is currently under review.

     At March 31, 2000, we had borrowed all the funds currently available under the Revolving Facility. All indebtedness under the revolving facility matures July 1, 2001. The loan is secured by substantially all of our oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

     The unpaid principal balance of the revolving facility bears interest at our election at a rate equal to (i) the bank's base lending rate plus .25% or
(ii) the bank's Eurodollar rate plus a margin of 3.0%. Interest under the Revolving Facility is due and payable monthly. At March 31, 2000, the interest rate was the bank's base rate plus .25% or 9%.

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

NOTE 4. FULL COST CEILING TEST

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

     During the fourth quarter of 1999, we recognized a noncash impairment charge of $1,705,000 related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of the effect a decrease in year-end proved reserves. At March 31, 2000, our net book value of oil and gas, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting.

NOTE 5. LIABILITY IN FIRST PERMIAN, LLC

     At March 31, 2000, our net investment in First Permian, LLC was a liability as a result of recording our 35% share of the loss of First Permian for the quarter. We have recorded a liability to the extent that we have guaranteed $10,000,000 of the debt of First Permian, LLC.

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


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1999              2000
                                                                  ----              ----
Basic EPS Computation:
     Numerator -
          Net income (loss)                                    $  (10,283)       $  193,601
          Preferred stock dividend                               (170,538)         (170,538)
                                                               ----------        ----------
          Net income (loss) available to common stockholders   $ (180,821)       $   23,063
                                                               ==========        ==========
     Denominator -
     Weighted average common shares outstanding                 18,328,525       20,331,858
                                                               ===========       ==========
Basic earnings (loss) per share                                $    (0.010)      $   0.0011
                                                               ===========       ==========

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1999              2000
                                                                  ----              ----
Diluted EPS Computation:
     Numerator -
          Net income (loss)                                    $  (10,283)       $  193,601
          Preferred stock dividends                              (170,538)         (170,538)
                                                               ----------        ----------
          Net income (loss) available to common stockholders   $ (180,821)       $   23,063
                                                               ==========        ==========
     Denominator -
     Weighted average common shares outstanding                18,328,525        20,331,858

     Employee                                                                       325,869
                                                               ----------        ----------
                                                               18,328,525        20,657,727
                                                               ==========        ==========
Diluted earnings (loss) per share                              $   (0.010)       $   0.0011
                                                               ==========        ==========


     Convertible preferred stock equivalents of 974,500 shares for the three-month periods ended March 31, 2000 and March 31, 1999 that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share for the periods presented because to do so would have been antidilutive.

NOTE 7: RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

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

     Investment in First Permian. During 1999, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian, which entered into a cash merger with a wholly owned subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million.

     First Permian is owned by Parallel, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation and affiliates. Baytech, Tejon and Mansefeldt are privately held oil and gas companies. Parallel and Baytech are the managers of First Permian and each owns a 35% membership interest. Tejon Exploration and Mansefeldt Investment and affiliates each own a 15% interest in First Permian. We account for our interest in First Permian using the equity method of accounting whereby our investment is increased our decreased by our proportionate share of First Permian's net income or loss.

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

     For the three months ended March 31, 2000, the average sales price we received for our crude oil production averaged $26.70 per barrel compared with $12.18 per barrel at March 31, 1999 and $17.32 per barrel at December 31, 1999. The average sales price for natural gas during this same period was $3.02 per mcf compared with $2.03 per mcf at March 31, 1999 and $2.04 per mcf at December 31, 1999.

     Primarily because of sustained low oil and gas prices, which have adversely affected the value of our proved oil and gas reserves, our available borrowing capacity under our revolving credit facility was reduced from $18,815,889 to $15,965,889 at December 31, 1999. This means we have borrowed all the funds currently available under our revolving credit agreement. We have reduced our drilling activities during this period of reduced cash flow and restricted capital availability.

     Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 4 to Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized.

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

     Our production and results of operations vary from quarter to quarter. We do not expect our 2000 production volumes to increase significantly compared to our production volumes in the prior year as a result of our drilling activities.

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



                                                           Three Months Ended                      Three Months Ended
                                                -------------------------------------------   ---------------------------
                                                 9-30-99          12-31-99         3-31-00      3-31-99          3-31-00
                                                ---------        ----------       ---------    ---------        ---------

Production and prices:
   Oil (Bbls)                                      31,991            41,177          39,283       44,619           39,283
   Natural gas (Mcf)                              645,301           615,766         570,504      697,593          570,504
   Equivalent barrels of oil (EBO)                139,542           143,805         134,367      160,884          134,367

   Oil price (per Bbl)                            $ 21.89           $ 23.96         $ 26.70      $ 12.18          $ 26.70
   Gas price (per Mcf)                            $  2.47           $  2.82         $  3.02      $  2.03          $  3.02
   Price per EBO                                  $ 16.42           $ 18.97         $ 20.65      $ 12.20          $ 20.65

Results of operations per EBO:
Oil and gas revenues                              $ 16.42           $ 18.97         $ 20.65      $ 12.20          $ 20.65
Costs and expenses:
   Lease operating expense                           4.29              4.80            4.57         3.19             4.57
   Provision for losses on trade receivables         0.00              0.60            0.00         0.00             0.00
   General and administrative                        1.57              1.13            1.47         1.26             1.47
   Depreciation and depletion                       10.19             13.49            7.91         5.62             7.91
   Impairment of oil and gas properties              0.00             11.86            0.00         0.00             0.00
                                                  -------           -------         -------      -------          -------
             Total costs and expense                16.05             31.88           13.95        10.07            13.95
                                                  -------           -------         -------      -------          -------
Operating income                                     0.37            (12.91)           6.70         2.13             6.70
                                                  -------           -------         -------      -------          -------
Equity in earnings (loss) of First Permian, LLC      1.30              0.12           (2.88)        0.00            (2.88)
Interest expense, net                               (2.78)            (2.50)          (2.41)       (2.22)           (2.41)
Other income, net                                    0.03              0.03            0.04         0.03             0.04
                                                  -------           -------         -------      -------          -------
                                                    (1.45)            (2.35)          (5.25)       (2.19)           (5.25)
                                                  -------           -------         -------      -------          -------
          Net income (loss)                       $ (1.08)          $(15.26)        $  1.45      $ (0.06)         $  1.45
                                                  =======           =======         =======      =======          -------
Net operating cash flow before
  working capital adjustments                     $ 9.11            $ 10.08         $ 12.24      $  5.56          $ 12.24
                                                  =======           =======         =======      =======          -------


     The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.

                                                          Three Months Ended                      Three Months Ended
                                                -------------------------------------------   ---------------------------
                                                 9-30-99          12-31-99         3-31-00      3-31-99          3-31-00
                                                ---------        ----------       ---------    ---------        ---------


Oil and gas revenues                              100.0%             100.0%          100.0%       100.0%          100.0%
Costs and expenses:
   Lease operating expense                         26.1               25.3            22.1         26.1            22.1
   Provision for losses on trade receivables        0.0                3.2             0.0          0.0             0.0
   General and administrative                       9.5                6.0             7.1         10.3             7.1
   Depreciation and depletion                      62.0               71.1            38.3         46.0            38.3
   Impairment of oil and gas properties             0.0               62.5             0.0          0.0             0.0
                                                  -----              -----           -----        -----           -----

          Total costs and expenses                 97.6              168.1            67.5         82.4            67.5
                                                  -----              -----           -----        -----           -----
Operating income                                    2.4              (68.1)           32.5         17.6            32.5
                                                  -----              -----           -----        -----           -----

Equity in earnings (loss) of First Permian, LLC     7.9                0.6           (13.9)         0.0           (13.9)
Interest expense, net                             (16.9)             (13.2)          (11.7)       (18.2)          (11.7)
Other income, net                                   0.2                0.2             0.2          0.2             0.2
                                                  -----              -----           -----        -----           -----
                                                   (8.8)             (12.4)          (25.4)       (18.0)          (25.4)
                                                  -----              -----           -----        -----           -----
         Net income (loss)                         (6.4)             (80.5)            7.1         (0.4)            7.1
                                                  =====              =====           =====        =====           =====


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000:

     Oil and Gas Revenues. Oil and gas revenues increased $811,502, or 41%, to $2,774,591 for the three months ended March 31, 2000, from $1,963,089 for the same period of 1999. The increase was primarily the result of a 69% increase in the average sales price per EBO. We received $20.65 per EBO in the three months ended March 31, 2000 compared with $12.20 per EBO for the same period of 1999. Higher prices were partially offset by a 16% decrease in oil and gas production.

     Production Costs. Production costs increased $99,993, or 19%, to $613,815 during the first three months of 2000, compared with $513,882 for the same period of 1999. Average production costs per EBO increased 43%, to $4.57, for the first three months in 2000 compared to $3.19 for the same period in 1999, primarily a result of increased production taxes associated with higher oil and gas revenues and a 16% decrease in oil and gas production.

     General and Administrative Expenses. General and administrative expenses decreased by $5,437 or 3% to $197,800 for the first three months of 2000, from $203,237 for the same period of 1999. The decrease was primarily due to a decrease in legal and public reporting costs. General and administrative expenses were $1.47 per EBO in the first three months of 2000 compared to $1.26 per EBO in the first three months of 1999. The increase per EBO is a result of lower production volumes in the first quarter of 2000 when compared with the same period of the prior year. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $159,633, or 18%, to $1,063,469 for the first three months of 2000 compared with $903,836 for the same period of 1999. As a percentage of revenues, the DD&A rate decreased by 17% when compared with the prior year first quarter, a result of an increase in the average sales price per EBO we received in the first quarter of 2000. The DD&A rate per EBO increased to $7.91 for the first quarter of 2000 compared with $5.62 per EBO for the first quarter of 1999. The increase in the DD&A rate per EBO is attributable to lower production volumes in the current quarter, a decrease in year-end proved reserves and a noncash impairment charge incurred in the fourth quarter of 1999 that reduced our full cost pool.

     Historically, we have reviewed our estimates of proven reserve quantities on an annual basis. However, due to the recent volatility of oil and gas prices, we conduct internal reviews of our estimated proven reserves on a more frequent basis and make necessary adjustments to our DD&A rate accordingly. We believe periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments.

     Net Interest Expense. Interest expense decreased $33,645, or 9%, to $324,150 for the three months ended March 31, 2000 compared with $357,795 for the same period of 1999; due principally to decreased bank borrowings.

     Net Income and Operating Cash Flow. We reported net income of $193,601 for the three months ended March 31, 2000 compared to a net loss of $10,283 for the three months ended March 31, 1999. Operating cash flow increased $750,028, or 84%, to $1,643,581 for the three months ended March 31, 2000 compared to $893,553 for the three months ended March 31, 1999. The increase in net income and operating cash flow resulted from a 41% increase in oil and gas revenues, a 69% increase in the average sales price per EBO and a 9% decrease in interest expense. These factors were partially offset by a 19% increase in production costs, an 18% increase in DD&A expenses, and a 16% decrease in production volumes. In addition, we recorded a loss of $386,511 associated with our 35% interest in First Permian. This is a non cash charge and does not affect operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the price of oil and natural gas.

     Working capital decreased $640,035 as of March 31, 2000 compared to December 31, 1999. Current liabilities exceeded current assets by $458,982 at March 31, 2000 compared with $71,647 at December 31, 1999. Current liabilities increased primarily due to an increase in accounts payable and a liability associated with recording our 35% share of the loss of First Permian.

     We incurred property costs of $1,015,315, primarily for our oil and gas property acquisition, development, and enhancement activities for the three months ended March 31, 2000. Such costs were financed by the utilization of the cash provided by operations and proceeds from the sale of certain properties.

     Based on our projected oil and gas revenues and related expenses, we believe that our internally generated cash flow will be sufficient to fund normal operations, interest expense and principal reduction payments on bank debt and preferred stock dividends. We continually review and consider alternative methods of financing.

TRENDS AND PRICES

     Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and gas. Historically, we have not entered into transactions to hedge against changes in oil and gas prices, but we may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices.

     Because of the prolonged deterioration in oil and gas prices experienced in 1998 and the first half of 1999, the capital normally available to us from our cash flows and bank borrowings has been significantly reduced. In January 1998, we were receiving approximately $17.00 per barrel of oil and $2.70 per Mcf of gas for the oil and gas it produced. Since then, oil prices have been as low as $10.00 per barrel, the lowest level we have seen since Parallel was formed in 1979. At January 1, 1999, we received approximately $10.50 per barrel of oil and $2.00 per Mcf of gas. In April 1999, oil prices increased to approximately $16.00 per barrel of oil, while gas prices have remained at approximately $2.00 per Mcf. There can be no assurance that oil and gas prices will not decline in the future.

     Our capital expenditure budget for 2000 is highly dependent on future oil and gas prices and will be consistent with internally generated cash flows.

     During 1999, the average sales price we received for our oil was approximately $17.32 per barrel while the average sales prices we received for natural gas was approximately $2.27 per thousand cubic feet ("Mcf"). At March 31, 2000, the average price we received for our oil production was approximately $26.70 per Bbl, while the average price received at that same date for our natural gas production was approximately $3.02 per Mcf.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not trade in derivative financial instruments and do not have firmly committed sales transactions. We have not entered into hedging arrangements and do not have any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they also limit our ability to benefit from favorable market price changes.

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $24.90 per barrel to a monthly high of $28.90 per barrel during first quarter 2000. The natural gas prices we received during first quarter 2000 ranged from a monthly low of $1.75 per Mcf to a monthly high of $3.80 per Mcf. A significant decline in the prices of oil and natural gas could have a material adverse effect on our financial condition and results of operations.

     Our only financial instrument sensitive to changes in interest rates is bank debt. Our annual interest costs in 2000 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in December 1999.


                                               March    July
                                               2001     2001    Total  Fair Value
                                               -----    ----    -----  ----------
                                               (in 000's, except interest rates)
Variable rate debt:
     Revolving Facility (secured)              $3,666  $11,400  $15,066  $15,066
         Average interest rate                   9.0%     9.0%     9.0%


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

          4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998)

          10.1 Restated Loan Agreement, dated December 27, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Registrant for the fiscal year ended December 31, 1999)

          *27. Financial Data Schedule



        (b)  Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended March 31, 2000.

-----------------------
* Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              PARALLEL PETROLEUM CORPORATION

                                              BY: /s/ THOMAS R. CAMBRIDGE
Date: May 10, 2000                            ----------------------------------
                                              Thomas R. Cambridge
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

Date: May 10, 2000                            BY: /s/ LARRY C. OLDHAM
                                              ----------------------------------
                                              Larry C. Oldham,
                                              President and Principal
                                              Financial Officer