Form 10-Q/A
period 1999-09-30
PARALLEL PETROLEUM CORP /DE/
filed 2000-05-12
CIK 750561

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

                                      INDEX



                         PART I. - FINANCIAL INFORMATION


                                                                        Page No.
ITEM 1. FINANCIAL STATEMENTS

        Reference is made to the succeeding pages for the following financial statements:

        - Balance Sheets as of December 31, 1998 and September 30, 1999
          (unaudited)                                                      4

        - Unaudited Statements of Operations for the three months ended September 30, 1998 and 1999 and nine months ended
          September 30, 1998 and 1999                                      6

        - Unaudited Statements of Cash Flows for the nine months ended     7
          September 30, 1998 and 1999

        - Notes to Financial Statements                                    8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                         11


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        19



                          PART II. - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  20

                                EXPLANATORY NOTE


         This amendment reflects the retroactive exclusion of Parallel's pro rata share of the assets and liabilities and revenues and expenses with respect to a 22.5% ownership interest in First Permian, L.L.C., as previously reported in Form 10-Q for the quarter ended September 30, 1999. First Permian is a Delaware limited liability company formed on June 25, 1999 to acquire the oil and gas assets of a wholly owned subsidiary of Fina Oil and Chemical Company.

         For the quarter ended September 30, 1999, we accounted for our interest in First Permian under the pro rata method of consolidation. Under this method of accounting, our pro rata share in the assets and liabilities and revenues and expenses of First Permian were consolidated with the assets and liabilities and revenues and expenses of Parallel. However, because of recent SEC interpretations of accounting for consolidated investments, beginning with the fourth quarter of 1999, we changed our method of accounting for our interest in First Permian from the pro rata consolidation method to the equity method of accounting and are restating the September 30, 1999 quarterly amounts. Under the equity method of accounting, investments are recorded at cost and are increased or reduced by the company's proportionate share of income or loss. Therefore, Parallel's restated balance sheet as of September 30, 1999 does not include the 22.5% pro rata interest in the assets and liabilities of First Permian, as previously reported. Instead, such interest is reported as an investment on the balance sheet and our pro rata share of income is recognized on the income statement as equity in earnings of First Permian.

                         PARALLEL PETROLEUM CORPORATION

                                 BALANCE SHEETS



                                                  December 31,  September 30, 1999
ASSETS                                                 1998*       (Unaudited)
-------------                                     ------------- ------------------
Current assets:
 Cash and cash equivalents                          $ 1,178,819  $   633,780
 Accounts receivable:
   Oil and gas                                        1,432,659    1,354,340
   Others, net of allowance for doubtful accounts
      of $71,358 in 1998 and 1999                       247,740      296,326
   Affiliate                                             11,844          608
                                                   ------------ ------------
                                                      1,692,243    1,651,274
 Other assets                                            61,504       17,686
                                                   ------------ ------------
   Total current assets                               2,932,566    2,302,740
                                                   ------------ ------------

Property and equipment, at cost:
 Oil and gas properties, full cost method            65,565,466   68,202,581
 Other                                                  287,586      289,423
                                                   ------------ ------------
                                                     65,853,052   68,492,004
 Less accumulated depreciation and depletion         22,279,355   25,562,268
                                                   ------------ ------------
   Net property and equipment                        43,573,697   42,929,736
                                                   ------------ ------------
Investment in First Permian, LLC (Note 2)                   -        183,358

Other assets, net of accumulated amortization of
   $86,917 in 1998 and $102,689 in 1999                  58,519       78,622
                                                   ------------ ------------
                                                   $ 46,564,782 $ 45,494,456
                                                   ============ ============

                         PARALLEL PETROLEUM CORPORATION

                                 BALANCE SHEETS
                                   (Continued)


                                                  December 31,  September 30, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998*     (Unaudited)
------------------------------------              ------------  ------------------

Current liabilities:
 Accounts payable and accrued liabilities:
   Trade                                           $  2,803,539 $  1,482,244
   Affiliate                                                214        1,242
   Preferred stock dividend                                  --      170,537
                                                   ------------ ------------
   Total current liabilities                          2,803,753    1,654,023
                                                   ------------ ------------

Long-term debt:
   Bank credit facility (Note 3)                     18,035,889   18,815,889

 Deferred income taxes                                       --           --

Stockholders' equity:

  Preferred stock   6% convertible preferred stock
   par value $.10 per share(aggregate liquidation
   preference of $10) authorized 10,000,000 shares,
   issued and outstanding 974,500 in 1998 and 1999       97,450       97,450
 Common stock - par value $.01 per share, authorized
   60,000,000 shares, issued and outstanding
   18,306,858 in 1998 and 18,331,858 in 1999            183,069      183,319
  Additional paid-in surplus                         32,341,971   31,896,022
 Retained deficit                                    (6,897,350)  (7,152,247)
                                                    ------------ ------------
   Total stockholders' equity                        25,725,140   25,024,544

Contingencies
                                                   ------------ ------------
                                                   $ 46,564,782 $ 45,494,456
                                                   ============ ============



*The balance sheet as of December 31, 1998 has been derived from Parallel's audited financial statements. The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                       Three Months Ended         Nine months Ended
                                          September 30,             September 30,
                                       ----------------------   ----------------------
                                           1998        1999       1998        1999
                                       ----------   ----------  ----------  ----------

Oil and gas revenues                   $2,540,809   $2,291,448  $7,106,512  $6,246,264
                                       ----------   ----------  ----------  ----------
Cost and expenses:
  Lease operating expense                 622,205      598,586   1,792,895   1,663,550
  General and administrative              227,865      218,731     647,371     642,879
  Depreciation, depletion
     and amortization                   1,114,438    1,422,119   3,108,721   3,282,913
                                       ----------   ----------  ----------  ----------
                                        1,964,508    2,239,436   5,548,987   5,589,342
                                       ----------   ----------  ----------  ----------
          Operating income                576,301       52,012   1,557,525     656,922
                                       ----------   ----------  ----------  ----------
Other income (expense), net:
   Equity in earnings of
     First Permian, LLC (Note 2)               --      181,108          --     181,108
   Interest income                            403        7,973         873      34,944
   Other income                             8,226        6,999      59,337      20,228
   Interest expense                      (396,682)    (396,110)  1,042,777) (1,143,238)
   Other expense                           (2,687)      (2,351)    (11,264)     (4,861)
                                       ----------   ----------  ----------  ----------
          Total other expense, net       (390,740)    (202,381)   (993,831)   (911,819)
                                       ----------   ----------  ----------  ----------
Income (loss) before income taxes         185,561     (150,369)    563,694    (254,897)

Income tax expense   deferred              61,269          --      185,964          --
                                       ----------   ----------  ----------  ----------
          Net income (loss)            $  124,292   $ (150,369) $  377,730  $ (254,897)
                                       ==========   ==========  ==========  ==========
Cumulative preferred stock dividend    $   90,000   $  146,174  $  173,000  $  462,887
                                       ==========   ==========  ==========  ==========
          Net income (loss) available
             to common stockholders    $   34,292   $ (296,543) $  204,730  $ (717,784)
                                       ==========   ==========  ==========  ==========
Net income (loss) per common share
          Basic                        $     .002   $   (.016)  $     .011  $    (.039)
                                       ==========   ==========  ==========  ==========
          Diluted                      $     .002   $   (.016)  $     .011  $    (.039)
                                       ==========   ==========  ==========  ==========
Weighted average common shares
          Outstanding - basic          18,381,967   18,331,858  18,207,852  18,329,759
                                       ==========   ==========  ==========  ==========
          Outstanding - diluted        18,756,045   18,331,858  18,751,500  18,329,759
                                       ==========   ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30

                                   (Unaudited)

                                                               1998          1999
                                                            ----------    ----------
Cash flows from operating activities:

   Net income (loss)                                        $ 377,730     $ (254,897)
   Adjustments to reconcile net income (loss) to net cash
     Provided by operating activities:
        Depreciation, depletion and amortization            3,108,721      3,282,913
        Equity in income from investment                           --       (181,108)
                Income taxes                                  185,964             --
   Other, net                                                  (4,531)       (20,103)

   Changes in assets and liabilities:
     Decrease in trade receivables                             16,622         40,969
     (Increase) decrease in prepaid expenses and other        (61,201)        43,818
     Increase (decrease) in accounts payable and accrued
                liabilities                                   612,545     (1,149,730)
                                                          -----------    -----------
     Net cash provided by operating activities              4,235,850      1,761,862
                                                          -----------    -----------
Cash flows from investing activities:

   Additions to property and equipment                    (17,353,375)    (3,074,183)
   Proceeds from disposition of property and equipment        883,144        435,231
   Investment in First Permian, LLC                                --         (2,250)
                                                          -----------    -----------
     Net cash used in investing activities                (16,470,231)    (2,641,202)
                                                          -----------    -----------
Cash flows from financing activities:

   Proceeds from the issuance of long-term debt            14,307,390        780,000
          Payment of long-term debt                        (8,584,000)            --
          Proceeds from exercise of options and warrants       70,625         17,188
      Stock offering costs                                    (80,851)            --
          Proceeds from common stock issuance                       -             --
          Proceeds from preferred stock issuance            6,000,000             --
   Payment of preferred stock dividend                        (68,000)      (462,887)
                                                          -----------    -----------
     Net cash provided by financing activities             11,645,164        334,301
                                                          -----------    -----------
     Net decrease in cash and cash equivalents               (589,217)      (545,039)

Beginning cash and cash equivalents                           597,149      1,178,819
                                                          -----------    -----------
Ending cash and cash equivalents                          $     7,932    $   633,780
                                                          ===========    ===========
Non-cash financing activities:
   Accrued preferred stock dividend                       $        --    $   170,537
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

         In June 1999, we acquired a 22.5% interest in First Permian, LLC, a limited liability company. We account for our investment in First Permian on an equity basis. Accordingly, our investment in First Permian is recorded at cost and is increased or decreased by our proportionate share of First Permian's income or loss. Our 22.5% interest is reported as an investment on the balance sheet and our share of income or loss is recognized on the income statement as equity in earnings of First Permian.

NOTE 2. RECENT EVENTS

         On November 12, 1999, we terminated the offering period for a private placement of 2,000,000 shares of common stock. Stock Purchase Agreements covering a total of 2,000,000 shares were received from 22 accredited investors and eight unaccredited investors. The offering price of the stock was $1.60 per share. After deducting estimated expenses in the amount of $27,000 payable by us and sales commissions in the amount of $26,000 payable to Netherland Securities, Inc. and $4,000 payable to Everen Securities, Inc., net proceeds are estimated to be $3,143,000, of which approximately $1,500,000 million will be used to reduce bank debt and the remaining amount will be used to fund capital expenditures and for general corporate purposes. Upon issuance of the 2,000,000 shares of common stock, we will have 20,331,858 shares of common stock outstanding. The private placement was made in reliance on the exemptions from registration under the Securities Act of 1933 pursuant to Section 4 (2) and Rule 506 of Regulation D under the Securities Act.

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

NOTE 3. LONG TERM DEBT

         Our long term debt at September 30, 1999 consisted of the following:

         Revolving credit facility note payable to bank at the bank's base lending rate plus .25% (8.5% at September 30, 1999)  $18,815,889
                                                                     ===========

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

NOTE 5. FULL COST CEILING TEST

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

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                   --------------------------    ---------------------
                                                       1998          1999           1998        1999
                                                   ----------     ----------     ----------   --------

Basic EPS Computation:
     Numerator
     Net income (loss)                              $  124,292     $ (150,369)    $  377,730  $ (254,897)
     Preferred stock dividends                         (90,000)      (146,174)      (173,000)   (462,887)
                                                    ----------     ----------     ----------  ----------
     Net income (loss) available to
            common stockholders                         34,292       (296,543)       204,730    (717,784)
                                                    ==========     ==========     ==========  ==========
   Denominator -
     Weighted average common shares outstanding     18,381,967     18,331,858     18,207,852  18,329,759
                                                    ----------     ----------     ----------  ----------
Basic EPS                                           $    0.002     $   (0.016)    $    0.011  $   (0.039)
                                                    ==========     ===========    ==========  ===========


                                                      Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                   --------------------------    ---------------------
                                                       1998          1999           1998        1999
                                                   ----------     ----------     ----------   --------


Diluted EPS Computation:
     Numerator
     Net income (loss)                              $  124,292     $ (150,369)    $  377,730  $  254,897)
     Preferred stock dividends                         (90,000)      (146,174)      (173,000)   (462,887)
                                                    ----------     ----------     ----------  ----------
     Net income (loss) available to
            common stockholders                         34,292       (296,543)       204,730    (717,784)
                                                    ==========     ==========     ==========  ==========
   Denominator -
     Weighted average common shares outstanding     18,381,967     18,331,858     18,207,852  18,329,759
                Employee                               370,530             --        537,307          --
                Warrants                                 3,548             --          6,341          --
                                                    ----------     ----------     ----------  ----------
                                                    18,756,045     18,331,858     18,751,500  18,329,759
                                                    ==========    ===========     ==========  ==========
Diluted earnings (loss) per share                   $    0.002    $   (0.016)     $    0.011  $   (0.039)
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

NOTE 7. RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

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

         First Permian is owned by Parallel, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation and affiliates. Baytech, Tejon and Mansefeldt are privately held oil and gas companies. Parallel and Baytech are the managers of First Permian and each owns a 22.5% membership interest. Tejon Exploration and Mansefeldt Investment and affiliates each owns a 27.5% interest in First Permian. We account for our interest in First Permian using the equity method of accounting whereby our investment is increased or decreased by our proportionate share of First Permian's net income or loss.

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

         For the nine months ended September 30, 1999, the average sales price we received for our crude oil production was $15.09 per barrel compared with $13.25 per barrel at September 30, 1998 and $12.49 per barrel at December 31, 1998. The average sales price for natural gas during this same period was $2.10 per mcf compared with $2.20 per mcf at September 30, 1998 and $2.04 per mcf at December 31, 1998.

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

         Our production and results of operations vary from quarter to quarter. We do not expect our 1999 production volumes to increase significantly compared to our production volumes in the prior year.

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


                                                THREE MONTHS ENDED             THREE MONTHS ENDED
                                       ----------------------------------   ------------------------
                                         3-31-99     6-30-99    9-30-99       9-30-98     9-30-99
                                        ---------   ---------  ---------     ---------   ---------

Production and prices:
  Oil (Bbls)                              44,619      45,908     31,991        48,321      31,991
  Natural gas (Mcf)                      697,593     749,856    645,301       869,215     645,301
  Equivalent barrels of oil(EBO)         160,884     170,884    139,542       193,190     139,542

  Oil price (per Bbl)                     $12.18      $13.17     $21.89        $12.15      $21.89
  Gas price (per Mcf)                     $ 2.03      $ 1.85     $ 2.47        $ 2.25      $ 2.47
  Price per EBO                           $12.20      $11.66     $16.42        $13.15      $16.42

Results of operations per EBO

Oil and gas revenues                      $12.20      $11.66     $16.42        $13.15      $16.42
Costs and expenses:
  Lease operating expense                   3.19        3.23       4.29          3.22        4.29
  General and administrative                1.26        1.29       1.57          1.18        1.57
  Depreciation and depletion                5.62        5.60      10.19          5.77       10.19
                                          ------      ------     ------        ------      ------
     Total costs and expenses              10.07       10.12      16.05         10.17       16.05
                                          ------      ------     ------        ------      ------
Operating income                            2.13        1.54        .37          2.98        0.37
                                          ------      ------     ------        ------      ------

Equity in earnings of First Permian, LLC     .00         .00       1.30           .00        1.30
Interest expense, net                      (2.22)      (2.12)     (2.78)        (2.05)      (2.78)
        Other income, net                    .03         .03        .03           .03         .03
                                          ------      ------     ------        ------      ------
Pretax income (loss)                        (.06)       (.55)     (1.08)          .96       (1.08)
Income tax benefit                           .00         .00        .00           .32         .00
                                          ------      ------     ------        ------      ------
          Net income (loss)               $ (.06)     $ (.55)    $(1.08)       $  .64      $(1.08)
                                          ------      ------     ------        ------      ------
Net cash flow before working
  capital adjustments                     $ 5.56      $ 5.05     $ 9.11        $ 6.73      $ 9.11
                                          ======      ======     ======        ======      ======



         The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.

                                                          NINE MONTHS ENDED
                                              ---------------------------------------
                                                     9-30-97      9-30-98      9-30-99
                                                     -------      -------      -------
Production and prices:

   Oil (Bbls)                                       133,924       136,180      122,518
   Natural gas (Mcf)                              2,632,460     2,407,751    2,092,750
   Equivalent barrels of oil (EBO)                  572,667       537,472      471,310

   Oil price (per Bbl)                               $20.45        $13.25       $15.09
   Gas price (per Mcf)                               $ 2.60        $ 2.20       $ 2.10
   Price per EBO                                     $16.72        $13.22       $13.25

Results of operations per EBO
Oil and gas revenues                                 $16.72        $13.22       $13.25

Costs and expenses:
   Lease operating expense                             3.93          3.34         3.53
   General and administrative                           .74          1.20         1.36
   Depreciation and depletion                          4.55          5.78         6.96
                                                     ------        ------       ------
Total costs and expenses                               9.22         10.32        11.85
                                                     ------        ------       ------
Operating income                                       7.50          2.90         1.40
                                                     ------        ------       ------
Equity in earnings of First Permian, LLC                .00           .00          .38
Interest expense, net                                 (1.03)        (1.94)       (2.35)
Other income, net                                       .03           .09          .03
                                                     ------        ------       ------
Pretax income                                          6.50          1.05        (0.54)
Income tax expense   deferred                          2.15           .35          .00
                                                     ------        ------       ------
     Net income                                        4.35           .70        (0.54)
                                                     ======        ======       ======
Net cash flow before working
capital adjustments                                  $11.05        $ 6.83       $ 6.42
                                                     ======        ======       ======

         The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.



                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                       ----------------------------------   ------------------------
                                         3-31-99     6-30-99    9-30-99       9-30-98     9-30-99
                                        ---------   ---------  ---------     ---------   ---------



Oil and gas revenues                      100.0%      100.0%       100.0%       100.0%       100.0%
Costs and expenses:
  Production costs                         26.1        27.7         26.1         25.3         26.6
  General and administrative               10.3        11.1          9.5          9.1         10.3
  Depreciation, depletion and
     amortization                          46.0        48.0         62.0         43.7         52.5
                                         ------      ------       ------       ------       ------
      Total costs and expenses             82.4        86.8         97.6         78.1         89.4
                                         ------      ------       ------       ------       ------
Operating income                           17.6        13.2          2.4         21.9         10.6
                                         ------      ------       ------       ------       ------
Equity interest in earnings
 of First Permian, LLC                       .0          .0          7.9           .0          2.9
Interest expense, net                     (18.2)      (18.2)       (16.9)       (14.7)       (17.7)
Other income, net                            .2          .2           .2           .7           .2
                                        -------      -------     -------       ------       ------
Pretax income (loss)                      (18.0)       (4.8)        (8.8)         7.9         (4.0)
Income tax (expense) benefit                 .0          .0           .0          2.6           .0
                                        -------      ------       ------       ------       ------
Net income (loss)                           (.4)       (4.8)        (6.4)         5.3         (4.0)
                                        =======      ======       ======       ======       ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER  30, 1998 AND 1999:



         Oil and Gas Revenues. Oil and gas revenues decreased $249,361, or 10% to $2,291,448 for the three months ended September 30, 1999, from $2,540,809 for the same period of 1998. The decrease in revenues is primarily attributable to a 28% decrease in production volumes. Offsetting the decrease in production volumes was an increase in the average sales price per EBO. We received $16.42 per EBO in the three months ended September 30, 1999 compared with $13.15 per EBO for the same period of 1998.

         Production Costs. Production costs decreased $23,619, or 4%, to $598,586 during the third three months of 1999 compared with $622,205 for the same period of 1998. Average production costs per EBO increased 33% to $4.29 for the third three months in 1999 compared with $3.22 for the same period in 1998, primarily because of lower production volumes.

         General and Administrative Expenses. General and administrative expenses decreased by $9,134 or 4%, to $218,731 for the third three months of 1999, from $227,865 for the same period of 1998. General and administrative expenses were $1.57 per EBO in the third three months of 1999 compared with $1.18 per EBO in the third three months of 1998. The increase per EBO was due to a 28% decrease in production volumes.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $307,681 or 28%, to $1,422,119 for the third three months of 1999 compared with $1,114,438 for the same period of 1998. As a percentage of revenues, the DD&A rate increased by 41% when compared with the prior year three months, primarily a result of a noncash impairment charge incurred in the fourth quarter of 1998 that reduced our full cost pool. The DD&A rate per EBO increased to $10.19 for the three months ended September 30, 1999 compared with $5.77 per EBO for the third three months of 1998.

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

         Net Interest Expense. Net interest expense decreased $8,142 to $388,137 for the three months ended September 30, 1999, compared with $396,279 for the same period of 1998, due principally to reduced bank borrowings.

         Net Income and Operating Cash Flow. We reported a net loss of $150,369 for the three months ended September 30, 1999 compared with net income of $124,292 for the three months ended September 30, 1998. Operating cash flow decreased $28,249, or 2%, to $1,271,750 for the three months ended September 30, 1999 compared with $1,299,999 for the three months ended September 30, 1998. The decrease in net income was primarily the result of a 10% decrease in oil and gas revenues and a 28% increase in DD&A expense. The decrease in operating cash flow was primarily the result of a 10% decrease in oil and gas revenues and the absence of deferred income taxes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999:

         Oil and Gas Revenues. Oil and gas revenues decreased $860,248, or 12%, to $6,246,264 for the nine months ended September 30, 1999, from $7,106,512 for the same period of 1998. The decrease in revenues is primarily attributable to a 12% decrease in production volumes.

         Production Costs. Production costs decreased $129,345, or 7%, to $1,663,550 during the first nine months of 1999, compared with $1,792,895 for the same period of 1998, primarily because of lower production volumes. Average production costs per EBO increased 6%, to $3.53 for the first nine months in 1999 compared with $3.34 for the same period in 1998, primarily because of lower production volumes.

         General and Administrative Expenses. General and administrative expenses decreased by $4,492, or 1%, to $642,879 for the first nine months of 1999, from $647,371 for the same period of 1998. General and administrative expenses were $1.36 per EBO in the first nine months of 1999 compared with $1.20 per EBO in the first nine months of 1998. The increase per EBO was due primarily to lower production volumes.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $174,192, or 6%, to $3,282,913 for the first nine months of 1999 compared with $3,108,721 for the same period of 1998. As a percentage of revenues, the DD&A rate increased by 20% when compared with the prior year nine months, a result of a non-cash impairment charge incurred in the fourth quarter of 1998 that reduced our full cost pool. The DD&A rate per EBO increased to $6.96 for the nine months ended September 30, 1999 compared with $5.78 per EBO for the first nine months of 1998.

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

         Net Interest Expense. Net interest expense increased $66,390 or 6%, to $1,108,294 for the nine months ended September 30, 1999 compared with $1,041,904 for the same period of 1998, due principally to borrowings against our revolving line of credit during 1998.

         Net Income and Operating Cash Flow. We reported a net loss of $254,897 for the nine months ended September 30, 1999, compared with net income of $377,730 for the nine months ended September 30, 1998. Operating cash flow decreased $644,399, or 17%, to $3,028,016 for the nine months ended September 30, 1999 compared with $3,672,415 for the nine months ended September 30, 1998. The decrease in net income resulted primarily from a 12% decrease in oil and gas revenues, a 12% decrease in production volumes and a 6% increase in DD&A expense. These factors were offset by a 7% decrease in lease operating expenses and a 1% decrease in general and administrative expenses. Operating cash flow decreased primarily because of a decrease in oil and gas revenues and the absence of deferred income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash flow is highly dependent on oil and gas prices. Decreases in the market price of oil and gas in the prior 12 months have reduced cash flow and also resulted in the reduction of our borrowing base under our bank credit facility. These factors have decreased the funds available to us for capital expenditures.

         Our working capital increased as of September 30, 1999 compared with December 31, 1998. Current assets exceeded current liabilities by $648,717 at September 30, 1999 compared with working capital of $128,813 at December 31, 1998. The increase was primarily attributable to a decrease in accounts payable.

         We incurred net property costs of $2,641,202 for the nine months ended September 30, 1999. Of this amount, $2,250 was associated with our equity interest in First Permian. The remaining amount, $2,638,952, was expended on Parallel's 3-D seismic interpretation, leasehold costs and drilling and completion activities. These activities were financed by the utilization of our cash flow provided by operations, sales of equity securities, proceeds from the sale of certain properties and cash provided by credit lines.

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

         Historically, we have not entered into transactions to hedge against changes in oil and gas prices. As of September 30, 1999, we had no hedging contracts in place.

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


                                     Phase
----------------------------------------------------------------------------------------------------
            Component                 Inventory            Assessment           Remediation
----------------------------------------------------------------------------------------------------
Business Partners                 January 31, 1999         August 31, 1999       Completed
Software                          April 30, 1999           May 31, 1999          Completed
Hardware                          April 30, 1999           September 15,1999     November 30, 1999
Embedded Systems                  April 30, 1999           May 31, 1999          Completed



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Parallel has not entered into any hedging arrangements.

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


                                                                    Fair
Instrument                         1999    2000    2001    Total    Value
--------------------------------------------------------------------------------
                                       (in 000's, except interest rates)
Variable rate debt
     Revolving Facility (secured)     -       -   $18.816  $18.816  $18.816
        Average interest rate       8.5%    8.5%     8.5%      8.5%

TEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1 Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

         3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 1995)

         4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998)

         10.1 Certificate of Formation of First Permian, L.L.C., dated September 24, 1999 (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

         10.2 Limited Liability Company Agreement of First Permian, L.L.C., dated September 25, 1999 (Incorporated by reference to Exhibit
                  10.2 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15,
                  1999)

         10.3 Merger Agreement, dated September 25, 1999 (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

         10.4 Agreement and Plan of merger, dated September 30, 1999, of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

         10.5 Certificate of Merger of First Permian L.L.C. and Nash Oil Company, dated September 30, 1999 (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

         10.6 Credit Agreement, dated September 30, 1999, among First Permian, L.L.C., as Borrower, and Parallel Petroleum Corporation and Baytech, Inc. as Guarantors and Bank One, Texas, N.A. and the Institutions named Herein as Banks and Bank One, Texas, N.A., as Agent (Incorporated by reference to
                  Exhibit 10.6 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

         10.7 Limited Guaranty, dated September 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas N.A. (Incorporated by reference to Exhibit 10.7 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

         10.8 Intercreditor Agreement, dated as of September 30, 1999, among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company and Mansefeldt Investment Corporation. (Incorporated by reference to Exhibit 10.8 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

         10.9 Subordinated Promissory Note, dated September 30, 1999, among First Permian, L.L.C. and Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

         10.10 Subordinated Promissory Note, dated September 30, 1999, among First Permian, L.L.C. and Mansefeldt Investment Company (Incorporated by reference to Exhibit 10.10 to Form 8-K of the Registrant dated July 14, 1999 and filed with the Securities and Exchange Commission on July 15, 1999)

         *27      Financial Data Schedule

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

                                       PARALLEL PETROLEUM CORPORATION



Date:   May 10, 2000                   BY:  /s/ THOMAS R. CAMBRIDGE
                                       --------------------------------
                                       Thomas R. Cambridge
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer



Date:   May 10, 2000                   BY:  /s/ LARRY C. OLDHAM
                                       --------------------------------
                                       Larry C. Oldham,
                                       President and Principal
                                       Financial Officer