Form 10-Q
period 2000-06-30
PARALLEL PETROLEUM CORP /DE/
filed 2000-08-14
CIK 750561

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


                          ----------------------------
                                   (Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2000 or

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

                                     INDEX



                        PART I. - FINANCIAL INFORMATION
                                                                    Page No.

ITEM 1. FINANCIAL STATEMENTS

        Reference is made to the succeeding pages for the following financial statements:

          - Balance Sheets as of December 31, 1999 and June 30, 2000
            (unaudited)                                                  3

          - Unaudited  Statements  of  Operations  for the three
            months and six months ended June 30, 1999 and 2000           5

          - Unaudited  Statements  of Cash Flows for the six months      6
            ended June 30, 1999 and 2000

          - Notes to Financial Statements                                7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                       10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      16



                          PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             16


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                17

                        PARALLEL PETROLEUM CORPORATION

                                 BALANCE SHEETS



ASSETS                                             December 31,            June 30, 2000
                                                     1999 *                (Unaudited)
                                                   -----------            --------------

Current assets:

Cash and cash equivalents                       $  1,276,417              $  2,904,364


Accounts receivable:

   Oil and gas                                     1,312,923                 2,015,856

   Others, net of allowance for
    doubtful accounts of $157,187
    in 1999 and 2000                                 314,911                   262,910

Affiliate                                             20,658                    17,835
                                                ------------              ------------
                                                   1,648,492                 2,296,601
                                                ------------              ------------
Other assets                                          39,677                    52,459

Assets held for sale                               2,127,734                         -
                                                ------------              ------------

Total current asset                                5,092,320                 5,253,424
                                                ------------              ------------

Property and equipment, at cost:

   Oil and gas properties, full cost method       65,136,783                66,230,708

   Other                                             289,720                   315,703
                                                ------------              ------------
                                                  65,426,503                66,546,411

   Less accumulated depreciation and depletion    27,502,855                29,785,466
                                                ------------              ------------
       Net property and equipment                 37,923,648                36,760,945
                                                ------------              ------------

Investment in First Permian, LLC (Notes 1 and 5)     201,311                         -

Other assets, net of accumulated amortization of
     $141,428 in 1999 and $86,391 in 2000             46,791                    53,153
                                                ------------              ------------
                                                $ 43,264,070              $ 42,067,522
                                                ============              ============

                         PARALLEL PETROLEUM CORPORATION


                                 BALANCE SHEETS
                                  (Continued)



LIABILITIES AND STOCKHOLDERS' EQUITY                   December 31,            June 30, 2000
                                                          1999 *                (Unaudited)
                                                      ------------            --------------

Current liabilities:

  Current maturities of long-term debt               $  3,665,889            $  3,600,000

  Investment liability in First Permian
     (Notes 1 and 5)                                           -                  362,272

  Accounts payable and accrued liabilities:

    Trade                                               1,471,013               1,007,832

   Affiliate                                                2,702                   1,546

   Preferred stock dividend                                24,363                  24,363
                                                     ------------            ------------
                                                        1,498,078               1,033,741
                                                     ------------            ------------
  Total current liabilities                             5,163,967               4,996,013
                                                     ------------            ------------
Long-term debt, excluding current maturities
     (Note 2)                                          12,300,000              10,700,000



Stockholders' equity:

  Preferred stock 6% convertible preferred stock
    par value $.10 per share (aggregate liquidation
    preference of $10) authorized 10,000,000
    shares, issued and outstanding 974,500
    in 1999 and 2000                                       97,450                  97,450

  Common stock - par value $.01 per share,
    authorized 60,000,000 shares, issued and
    outstanding 20,331,858 in 1999 and 2000               203,319                 203,319

  Additional paid-in surplus                           34,847,141              34,530,428

  Retained deficit                                     (9,347,807)             (8,459,688)
                                                     ------------            ------------
    Total stockholders' equity                         25,800,103              26,371,509


Contingencies
                                                     ------------            ------------
                                                     $ 43,264,070            $ 42,067,522
                                                     ============            ============


*The balance sheet as of December 31, 1999 has been derived from Parallel's audited financial statements. The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                      Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                                    ------------------------           ----------------------
                                                     1999             2000              1999            2000
                                                    ------           ------            ------          ------

Oil and gas revenues                           $  1,991,727      $  3,196,614      $  3,954,816    $  5,971,205

Cost and expenses:
    Lease operating expense                         551,142           618,570         1,064,964       1,232,385
    General and administrative                      220,911           260,160           424,148         457,960
    Depreciation, depletion and amortization        956,958         1,219,142         1,860,794       2,282,611
                                               ------------      ------------      ------------     -----------
                                                  1,729,011         2,097,872         3,349,906       3,972,956
                                               ------------      ------------      ------------     -----------

          Operating income                          262,716         1,098,742           604,910       1,998,249
                                               ------------      ------------      ------------     -----------

Other income (expense), net:
    Interest income                                  13,695            12,490            26,971          31,245
    Other income                                      6,606            41,976            13,229          48,437
    Interest expense                               (376,057)         (348,842)         (747,128)       (691,747)
    Other expense                                    (1,205)             (276)           (2,510)         (1,982)
                                               ------------      ------------      ------------    ------------
          Total other expense, net                 (356,961)         (294,652)         (709,438)       (614,047)


    Equity in loss of First Permian, LLC                 -           (109,572)               -         (496,083)
                                               ------------      ------------      ------------    ------------
                                                   (356,961)         (404,224)         (709,438)     (1,110,130)
                                               ------------      ------------      ------------    ------------
Income (loss) before income taxes                   (94,245)          694,518          (104,528)        888,119
Inncome taxes                                            -                 -                 -               -
                                               ------------      ------------      ------------    ------------
          Net income (loss)                    $    (94,245)     $    694,518      $   (104,528)   $    888,119
                                               ============      ============      ============    ============

Cumulative preferred stock dividend            $    146,175      $    146,175      $    316,713    $    316,713
                                               ============      ============      ============    ============

    Net income (loss) available to
       common stockholders                     $   (240,420)     $    548,343      $   (421,241)   $    571,406
                                               ============      ============      ============    ============

Net income (loss) per common share:
     Basic                                     $      (.013)     $       .027      $      (.023)   $       .028
                                               ============      ============      ============    ============

     Diluted                                   $      (.013)     $       .027      $      (.023)   $       .028
                                               ============      ============      ============    ============

Weighted average common shares
   outstanding - diluted                         18,331,858        20,583,831        18,120,194      20,569,109
                                               ============      ============      ============    ============


The accompanying notes are an integral part of these financial statements.

                         PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)



                                                                        Six Months Ended June 30,
                                                                      -----------------------------
                                                                       1999                   2000
                                                                      ------                 ------

Cash flows from operating activities:
     Net income (loss)                                            $   (104,528)         $    888,119
     Adjustments to reconcile net income
        (loss) to net cash provided by operating activities:
          Depreciation and depletion                                 1,860,794             2,282,611
          Equity in loss from investments in First Permian, LLC             -                496,083
          Other, net                                                    (7,520)               (6,362)
          Changes in assets and liabilities:
          Decrease (increase) in accounts receivables                  (42,239)             (648,109)
          Decrease (increase) in prepaid expenses and other             33,492               (12,782)
          Decrease in accounts payable and accrued liabilities      (1,051,732)             (464,337)
                                                                  ------------         -------------
           Net cash provided by operating activities                   688,267             2,535,223
                                                                  ------------         -------------

Cash flows from investing activities:
      Additions to property and equipment                          (2,035,289)            (1,909,566)
      Proceeds from disposition of property and equipment             255,240              2,917,392
      Investment in First Permian, LLC                                 (2,250)                    -
      Distribution from First Permian, LLC                                 -                  67,500
                                                                 ------------          -------------
           Net cash provided by (used in) investing activities     (1,782,299)             1,075,326
                                                                 ------------          -------------
Cash flows from financing activities:
           Borrowings from bank line of credit                        780,000                    -
           Payments on bank line of credit                                 -             (1,665,889)
           Proceeds from exercise of options and warrants              17,189                    -
           Payment of preferred stock dividend                       (316,713)             (316,713)
                                                                 ------------         -------------
           Net cash provided by (used in) financing activities        480,476            (1,982,602)
                                                                 ------------         -------------

           Net increase (decrease) in cash and cash equivalents      (613,556)            1,627,947


Beginning cash and cash equivalents                                 1,178,819             1,276,417
                                                                 ------------         -------------
Ending cash and cash equivalents                                 $    565,263         $   2,904,364
                                                                 ============         =============

Non-cash financing activities:
    Accrued preferred stock dividend                             $     24,362         $      24,363
                                                                 ============         =============
     Transfer of assets held for sale to oil and gas property    $         -          $   2,127,734
                                                                 ============         =============

The accompanying notes are an integral part of these financials.

                         PARALLEL PETROLEUM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The financial information included herein, except the balance sheet as of December 31, 1999, is unaudited. However, such information includes all adjustments of management (consisting solely of normal recurring adjustments), which are, in our opinion, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in Parallel's 1999 Annual Report and 1999 Form 10-K.

     We own an equity interest in First Permian, LLC, a limited liability company. The founding members of First Permian were Parallel Petroleum Corporation, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation. Parallel, Baytech, Tejon and Mansefeldt each contributed cash for initial members' interests of 22.5%, 22.5%, 27.5% and 27.5%, respectively, on June 30, 1999. At March 31, 2000, Parallel, Baytech, Tejon and Mansefeldt and affiliates owned member interests of 35%, 35%, 15% and 15%, respectively. Effective May 31, 2000, First Permian's original limited liability company agreement was amended and restated to provide for, among other things, the admission of additional members, the issuance of a new class of preferred membership units and the issuance of additional common membership units in return for additional capital contributions totaling $20,000,000 from new members. As a result of the issuance of additional common membership units, our interest at June 30, 2000 was 28.665%. However, on or before January 15, 2001, we expect our interest to increase to 30.675%.

     We account for our investment in First Permian on an equity basis. Accordingly, our investment in First Permian is recorded at cost and is increased or decreased by our proportionate share of First Permian's income or loss. Our 28.665% interest is reported as an investment on the balance sheet and our share of income or loss is recognized on the income statement as equity in earnings (loss) of First Permian.

NOTE 2. LONG TERM DEBT

     Our long term debt at June 30, 2000 consisted of the following:

     Revolving credit facility payable to bank at the bank's base
       lending rate plus .25% (9.75% at June 30, 2000)              $14,300,000
                                                                    ===========
     Scheduled maturities of Parallel's debt at June 30, 2000 are as follows:

         June 30, 2001                                              $ 3,600,000
         July 1, 2001                                                10,700,000
                                                                    -----------
                                                                    $14,300,000
                                                                    ===========

     Revolving Credit Facility. Parallel is a party to a loan agreement with Bank One, Texas, N.A. The loan agreement, as restated in December 1999, currently provides for a revolving credit facility under which we may borrow up to the lesser of (a) $30,000,000 or (b) the borrowing base then in effect. The borrowing base automatically reduces by $300,000 each month, which means that we are required to make a principal payment in the same amount by which the borrowing base is reduced. The total outstanding principal amount of our bank borrowings was $15,965,889 at December 31, 1999 and $14,300,000 at June 30, 2000. The borrowing base and the borrowing base reduction amount are required to be redetermined by the bank on February 1, 2000 and on May 1 and November 1 of each year, beginning May 1, 2000. Our borrowing base is currently under review.

     At June 30, 2000, we had borrowed all the funds currently available under the revolving facility. All indebtedness under the revolving facility matures July 1, 2001. The loan is secured by substantially all of our oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding are due quarterly.

     The unpaid principal balance of the revolving facility bears interest at our election at a rate equal to (i) the bank's base lending rate plus .25% or
(ii) the bank's Eurodollar rate plus a margin of 3.0%. Interest under the revolving facility is due and payable monthly. At June 30, 2000, the interest rate was the bank's base rate plus .25% or 9.75%.

     The loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, (3) prohibiting payment of dividends on common stock, and (4) prohibiting the payment of dividends on preferred stock when an event of default under the loan agreement is in existence.

NOTE 3. PREFERRED STOCK

     We have outstanding 974,500 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semiannually on June 15 and December 15 of each year. Each share of Preferred
Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $10 per share and has no vot rights, except as required by law. We may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends.

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

     During the fourth quarter of 1999, we recognized a noncash impairment charge of $1,705,000 related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of a decrease in year-end proved reserves. At June 30, 2000, our net book value of oil and gas, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting.

NOTE 5. LIABILITY IN FIRST PERMIAN, LLC

     At June 30, 2000, our net investment in First Permian, LLC was a liability as a result of recording our share of the losses of First Permian. We have recorded a liability to the extent that we have guaranteed $10,000,000 of the debt of First Permian, LLC. We expect the $10,000,000 guarantee to be removed on or before December 31, 2000.

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


                                                      Three Months Ended          Six Months Ended
                                                         June 30,                   June 30,
                                                     --------------------    ----------------------
                                                      1999          2000      1999            2000
                                                     ------        ------    ------          ------

Basic EPS Computation:
        Numerator -
                Net income (loss)                 $ (94,245)    $ 694,518   $ (104,528)     $ 888,119
                Preferred stock dividends          (146,175)     (146,175)    (316,713)      (316,713)
                                                  ---------     ---------   ----------      ---------
                Net income (loss) available
                  to common stockholders          $ (240,420)   $ 548,343   $ (421,241)     $ 571,406
                                                  ==========    =========   ==========      =========
        Denominator -
        Weighted average common shares
                  outstanding                     18,331,858   20,331,858   18,120,194     20,331,858
                                                  ==========   ==========   ==========     ==========
Basic earnings (loss) per share                   $    (.013)  $     .027   $    (.023)    $     .028
                                                  ==========   ==========   ==========     ==========



                                                      Three Months Ended          Six Months Ended
                                                         June 30,                   June 30,
                                                     --------------------    ----------------------
                                                      1999          2000      1999            2000
                                                     ------        ------    ------          ------


Diluted EPS Computation:
        Numerator -
                Net income (loss)                 $  (94,245)  $  694,518   $ (104,528)    $  888,119
                Preferred stock dividends           (146,175)    (146,175)    (316,713)      (316,713)
                                                  ----------    ---------   ----------      ---------
                 Net income (loss) available
                   to common stockholders         $ (240,420)  $  548,343   $ (421,241)    $  571,406
                                                  ==========   ==========   ==========     ==========
                Denominator -
                Weighted average common shares
                   outstanding                    18,331,858   20,331,858   18,120,194     20,331,858
               Employee stock options                     -       251,973           -         237,251
                                                  ----------   ----------   ----------     ----------
                                                  18,331,858   20,583,831   18,120,194     20,569,109
                                                  ==========   ==========   ==========     ==========
Diluted earnings (loss) per share                 $    (.013)  $     .027   $    (.023)    $     .028
                                                  ==========   ==========   ==========     ==========


     Convertible preferred stock equivalents of 974,500 shares for the three-month period ended March 31, 2000 and the six-month period ended June 30, 2000 that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share for the periods presented because to do so would have been antidilutive.

NOTE 7: RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2001. Early adoption is permitted. Recently, the FASB deferred the implementation requirements of SFAS No. 133 for one year. We have not evaluated the effects of implementing SFAS No. 133.

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

     Investment in First Permian. During 1999, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian, LLC, a limited liability company. First Permian entered into a cash merger with a wholly owned subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million.

     The founding members of First Permian were Parallel Petroleum Corporation, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation. Parallel, Baytech, Tejon and Mansefeldt each contributed cash for initial members' interests of 22.5%, 22.5%, 27.5% and 27.5%, respectively, on June 30, 1999. At March 31, 2000, Parallel, Baytech, Tejon and Mansefeldt and affiliates owned member interests of 35%, 35%, 15% and 15%, respectively. Effective May 31, 2000, First Permian's original company agreement was amended and restated to provide for, among other things, the admission of additional members, the issuance of a new class of preferred membership units and the issuance of additional common membership units in return for capital contributions totaling $20,000,000. As a result of issuance of additional common units, our interest at June 30, 2000 was 28.665%. However, on or before January 15, 2001, we expect our interest to increase to 30.675%.

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

     Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

     .    cash flow from  operations,

     .    sales of our equity securities, and

     .    bank borrowings.

     For the six months ended June 30, 2000, the average sales price we received for our crude oil production averaged $26.93 per barrel compared with $12.68 per barrel at June 30, 1999 and $17.32 per barrel at December 31, 1999. The average sales price for natural gas during this same period was $3.01 per mcf compared with $1.94 per mcf at June 30, 1999 and $2.27 per mcf at December 31, 1999.

     Sustained low oil and gas prices in 1998 and 1999 limited the capital we had available for drilling activities during this time, which adversely affected the quantities and value of our proved oil and gas reserves. As a result, our available borrowing capacity under our revolving credit facility was reduced from $18,815,889 to $15,965,889 at December 31, 1999 and $14,300,000 at June 30,
2000. This means we have borrowed all the funds currently available under our revolving credit agreement. In the past few months, oil and gas prices have increased significantly. Our borrowing base is currently under review.

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

                                                   Three Months Ended            Three Months Ended
                                         ------------------------------------   ----------------------
                                          12-31-99      3-31-00      6-30-00     6-30-99      6-30-00
                                          --------      -------      -------     -------      -------

Production and prices:
        Oil (Bbls)                         41,177        39,283       44,753      45,908       44,753
        Natural gas (Mcf)                 615,766       570,504      657,039     749,856      657,039
        Equivalent barrels of oil (EBO)   143,805       134,367      154,260     170,884      154,260

        Oil price (per BBL)                $23.96        $26.70       $27.13      $13.17       $27.13
        Gas price (per Mcf)                 $2.82         $3.02        $3.02       $1.85        $3.02
        Price per EBO                      $18.97        $20.65       $20.72      $11.66       $20.72

Results of operations per EBO:
Oil and gas revenues                       $18.97        $20.65       $20.72      $11.66       $20.72
Costs and expenses:
        Lease operating expense              4.80          4.57         4.01        3.23         4.01
        Provision for losses on
           trade receivables                 0.60          0.00         0.00        0.00         0.00
        General and administrative           1.13          1.47         1.69        1.29         1.69
        Depreciation and depletion          13.49          7.91         7.90        5.60         7.90
        Impairment of oil and gas
           properties                       11.86          0.00         0.00        0.00         0.00
                                           ------        ------       ------      ------       ------
                Total costs and expenses    31.88         13.95        13.60       10.12        13.60
                                           ------        ------       ------      ------       ------
Operating income (loss)                    (12.91)         6.70         7.12        1.54         7.12
                                           ------        ------       ------      ------       ------

Interest expense, net                       (2.50)        (2.41)       (2.18)      (2.12)       (2.18)
Other income, net                            0.03          0.04         0.27        0.03         0.27
                                           ------        ------       ------      ------       ------
                                            (2.47)        (2.37)       (1.91)      (2.09)       (1.91)
Equity in earnings (loss) of
   First Permian, LLC                        0.12         (2.88)       (0.71)         -         (0.71)
                                           ------        ------       ------      ------       ------
                Net income (loss)         $(15.26)       $ 1.45       $ 4.50      $(0.55)      $ 4.50
                                           ======        ======       ======      ======       ======
Net operating cash flow before working
   capital adjustments                    $  9.97        $12.24       $13.11      $ 5.05       $13.11
                                           ======        ======       ======      ======       ======

                                                                      Six Months Ended
                                                        -------------------------------------------
                                                         6/30/98          6/30/99          6-30-00
                                                        ---------        ---------        ---------

Production and prices:
        Oil (Bbls)                                        87,859            90,527           84,037
        Natural gas (Mcf)                              1,538,536         1,447,449        1,227,543
        Equivalent barrels of oil (EBO)                  344,281           331,768          288,627

        Oil price (per BBL)                               $13.86            $12.68           $26.93
        Gas price (per Mcf)                                $2.18             $1.94            $3.01
        Price per EBO                                     $13.26            $11.92           $20.69

Results of operations per EBO:
Oil and gas revenues                                      $13.26            $11.92           $20.69
Costs and expenses:
        Lease operating expense                             3.40              3.21             4.27
        General and administrative                          1.22              1.28             1.59
        Depreciation and depletion                          5.79              5.61             7.91
                                                          ------            ------           ------
                Total costs and expenses                   10.41             10.10            13.77
                                                          ------            ------           ------
Operating income                                            2.85              1.82             6.92
                                                          ------            ------           ------
Interest expense, net                                      (1.88)            (2.17)           (2.29)
Other income, net                                           0.12              0.03             0.16
                                                          ------            ------           ------
                                                           (1.76)            (2.14)           (2.13)
Equity in earnings (loss) of First Permian, LLC             0.00              0.00            (1.72)
                                                          ------            ------           ------
                Net income (loss) before income taxes     $ 1.09            $(0.32)          $ 3.07

Income tax expense - deferred                               0.36              0.00             0.00
                                                          ------            ------           ------
                Net income (loss)                         $ 0.73            $(0.32)          $ 3.07
                                                          ======            ======           ======
Net operating cash flow before working
    capital adjustments                                   $ 6.88            $ 5.29           $12.70
                                                          ======            ======           ======

     The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.




                                                   Three Months Ended            Three Months Ended
                                         ------------------------------------   ----------------------
                                          12-31-99      3-31-00      6-30-00     6-30-99      6-30-00
                                          --------      -------      -------     -------      -------

Oil and gas revenues                        100.0%       100.0%       100.0%      100.0%       100.0%
Costs and expenses:
        Lease operating expense              25.3         22.1         19.4        26.9         20.6
        Provision for losses on
           trade receivables                  3.2          0.0          0.0         0.0          0.0
        General and administrative            6.0          7.1          8.1        10.7          7.7
        Depreciation and depletion           71.1         38.3         38.1        47.1         38.2
        Impairment of oil and gas
           properties                        62.5          0.0          0.0         0.0          0.0

                                            -----        -----        -----       -----        -----
                Total costs and expenses    168.1         67.5         65.6        84.7         66.5
                                            -----        -----        -----       -----        -----
Operating income                            (68.1)        32.5         34.4        15.3         33.5
                                            -----        -----        -----       -----        -----
Interest expense, net                       (13.2)       (11.7)       (10.5)      (18.2)       (11.1)
Other income, net                             0.2          0.2          1.3         0.3          0.8
                                            -----        -----        -----       -----        -----
                                            (13.0)       (11.5)        (9.2)      (17.9)       (10.3)
Equity in earnings (loss) of
   First Permian, LLC                         0.6        (13.9)        (3.4)        0.0         (8.3)
                                            -----        -----        -----       -----        -----
                                            (12.4)       (25.4)       (12.6)      (17.9)       (18.6)
                                            -----        -----        -----       -----        -----
                Net income (loss)           (80.5)         7.1         21.8        (2.6)        14.9
                                            =====        =====        =====       =====        =====


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000

     Oil and Gas Revenues. Oil and gas revenues increased $1,204,887, or 60%, to $3,196,614 for the three months ended June 30, 2000, from $1,991,727 for the same period of 1999. The increase was primarily the result of a 78% increase in the average sales price per EBO. We received $20.72 per EBO in the three months ended June 30, 2000 compared with $11.66 per EBO for the same period of 1999. Higher prices were partially offset by a 10% decrease in oil and gas production volumes.

     Production Costs. Production costs increased $67,428, or 12%, to $618,570 during the second three months of 2000, compared with $551,142 for the same period of 1999. Average production costs per EBO increased 24%, to $4.01, for the second three months in 2000 compared to $3.23 for the same period in 1999, primarily a result of increased production taxes associated with higher oil and gas revenues and a 10% decrease in oil and gas production volumes.

     General and Administrative Expenses. General and administrative expenses increased by $39,249 or 18% to $260,160 for the second three months of 2000, from $220,911 for the same period of 1999. The increase was primarily due to an increase in audit, legal and reservoir engineering expenses. General and administrative expenses were $1.69 per EBO in the second three months of 2000 compared to $1.29 per EBO in the second three months of 1999. The increase per EBO is a result of lower production volumes in the second quarter of 2000 when compared with the same period of the prior year. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $262,184 or 27%, to $1,219,142 for the second three months of 2000 compared with $956,958 for the same period of 1999. As a percentage of revenues, the DD&A rate decreased by 1% when compared with the prior year second quarter, a result of an increase in the average sales price per EBO we received in the second quarter of 2000. The DD&A rate per EBO increased to $7.90 for the second quarter of 2000 compared with $5.60 per EBO for the second quarter of 1999. The increase in the DD&A rate per EBO is attributable to lower production volumes in the current quarter, a decrease in proved reserves and a noncash impairment charge incurred in the fourth quarter of 1999 that reduced our full cost pool.

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

     Equity in Earnings (Loss) of First Permian, LLC. Our share of the operating results of First Permian resulted in a noncash charge of $109,572 for the three months ended June 30, 2000, which reflects our pro rata share of First Permian's loss for the three months ended June 30, 2000. First Permian recorded a loss for the quarter primarily as a result of a noncash charge of $960,825 associated with the restructuring of its debt during the second quarter ended June 30, 2000, which was booked as a nonrecurring extraordinary item. Also contributing to First Permian's loss was an oil hedge payment of $3,046,548 for the three months ended June 30, 2000. Since First Permian's date of inception was June 30, 1999, there are no results for the comparable period a year ago.

     Net Interest Expense. Interest expense decreased $26,010, or 7%, to $336,352 for the three months ended June 30, 2000 compared with $362,362 for the same period of 1999, due principally to decreased bank borrowings.

     Net Income and Operating Cash Flow. We reported net income of $694,518 for the three months ended June 30, 2000 compared to a net loss of $94,245 for the three months ended June 30, 1999. Operating cash flow increased $1,160,519 or 134%, to $2,023,232 for the three months ended June 30, 2000 compared to $862,713 for the three months ended June 30, 1999. The increase in net income and operating cash flow resulted from a 60% increase in oil and gas revenues, a 78% increase in the average sales price per EBO and a 7% decrease in interest expense. These factors were partially offset by a 12% increase in production costs, a 18% increase in general and administrative costs, a 27% increase in DD&A expenses and a 10% decrease in production volumes. In addition, we recorded a loss of $109,572 associated with our 28.665% interest in First Permian. This is a noncash charge and does not affect operating cash flows.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000:

     Oil and Gas Revenues. Oil and gas revenues increased $2,016,389, or 51%, to $5,971,205 for the six months ended June 30, 2000, from $3,954,816 for the same period of 1999. The increase was primarily the result of a 74% increase in the average sales price per EBO. We received $20.69 per EBO in the six months ended June 30, 2000 compared with $11.92 per EBO for the same period of 1999. Higher prices were partially offset by a 13% decrease in oil and gas production.

     Production Costs. Production costs increased $167,421 or 16%, to $1,232,385 during the first six months of 2000, compared with $1,064,964 for the same period of 1999. Average production costs per EBO increased 33%, to $4.27, for the first six months in 2000 compared to $3.21 for the same period in 1999, primarily a result of increased production taxes associated with higher oil and gas revenues and a 13% decrease in oil and gas production.

     General and Administrative Expenses. General and administrative expenses increased by $33,812 or 8% to $457,960 for the first six months of 2000, from $424,148 for the same period of 1999.The increase was primarily due to an increase in audit, legal and reservoir engineering expenses. General and administrative expenses were $1.59 per EBO in the first six months of 2000 compared to $1.28 per EBO in the first six months of 1999. The increase per EBO is a result of lower production volumes in the first six months of 2000 when compared with the same six-month period of the prior year. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $421,817, or 23%, to $2,282,611 for the first six months of 2000 compared with $1,860,974 for the same period of 1999. As a percentage of revenues, the DD&A rate decreased by 9% when compared with the prior year six months, a result of an increase in the average sales price per EBO we received in the first six months of 2000. The DD&A rate per EBO increased to $7.91 for the first six months of 2000 compared with $5.61 per EBO for the first six months of 1999. The increase in the DD&A rate per EBO is attributable to lower production volumes in the current six-month period, a decrease in proved reserves and a noncash impairment charge incurred in the fourth quarter of 1999 that reduced our full cost pool.

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

     Equity in Earnings (Loss) of First Permian, LLC. Our share of the operating results of First Permian resulted in a noncash charge of $496,083 for the six months ended June 30, 2000, which reflects our pro rata share of First Permian's loss for the six months ended June 30, 2000. First Permian recorded a loss for the six-month period primarily as a result of a noncash charge of $960,825 associated with the restructuring of its debt during the second quarter ended June 30, 2000, which was booked as a nonrecurring extraordinary item. Also contributing to First Permian's loss were oil hedge payments totaling $6,125,064 for the six months ended June 30, 2000. Since First Permian's date of inception was June 30, 1999, there are no results for the comparable period a year ago.

     Net Interest Expense. Interest expense decreased $59,655, or 8%, to $660,502 for the six months ended June 30, 2000 compared with $720,157 for the same period of 1999; due principally to decreased bank borrowings.

     Net Income and Operating Cash Flow. We reported net income of $888,119 for the six months ended June 30, 2000 compared to a net loss of $104,528 for the six months ended June 30, 1999. Operating cash flow increased $1,910,547, or 74%, to $3,666,813 for the six months ended June 30, 2000 compared to $1,756,266 for the six months ended June 30, 1999. The increase in net income and operating cash flow resulted from a 51% increase in oil and gas revenues, a 74% increase in the average sales price per EBO and an 8% decrease in interest expense. These factors were partially offset by a 16% increase in production costs, an 8% increase in general and administrative costs, a 23% increase in DD&A expenses and a 13% decrease in production volumes. In addition, we recorded a loss of $496,083 associated with our 28.665% interest in First Permian. This is a noncash charge and does not affect operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the price of oil and natural gas.

     Working capital increased $329,058 as of June 30, 2000 compared to December 31, 1999. Current assets exceeded current liabilities by $257,411 at June 30, 2000. As of December 31, 1999, current liabilities exceeded current assets by $71,647. Current assets as of June 30, 2000 increased primarily due to an increase in cash and cash equivalents and an increase in accounts receivables. Current liabilities as of June 30, 2000 decreased because of a reduction in accounts payable - trade.

     We incurred property costs of approximately $1,900,000, primarily for our oil and gas property acquisition, development, and enhancement activities for the six months ended June 30, 2000. Such costs were financed by the utilization of the cash provided by operations and proceeds from the sale of certain undeveloped properties.

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

     Because of the prolonged deterioration in oil and gas prices experienced in 1998 and the first half of 1999, the capital normally available to us from our cash flows and bank borrowings during that period was significantly reduced, affecting our ability to fund future capital expenditures. Although oil and natural gas prices have improved significantly since that time, our capital expenditure budget for 2000 is still highly dependent on future oil and gas prices and will be consistent with internally generated cash flows.

     During 1999, the average sales price we received for our oil was approximately $17.32 per barrel while the average sales prices we received for natural gas was approximately $2.27 per thousand cubic feet ("Mcf"). At June 30, 2000, the average price we received for our oil production was approximately $26.93 per Bbl, while the average price received at that same date for our natural gas production was approximately $3.01 per Mcf.

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

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $24.91 per barrel to a monthly high of $29.68 per barrel during second quarter 2000. The natural gas prices we received during second quarter 2000 ranged from a monthly low of $1.19 per Mcf to a monthly high of $3.58 per Mcf. A significant decline in the prices of oil and natural gas could have a material adverse effect on our financial condition and results of operations.

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


                                          June      July
                                          2001      2001      Total   Fair Value
                                          ----      ----      -----   ----------
                                            (in 000's, except interest rates)

Variable rate debt:
        Revolving Facility (secured)     $ 3,600   $ 10,700   $ 14,300 $ 14,300
            Average interest rate           9.75%      9.75%      9.75%



                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Parallel's annual meeting of stockholders was held on June 22, 2000. At the meeting, the following persons were elected to serve as Directors of Parallel for a term of one year expiring in 2001 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Ernest R. Duke, (3) Myrle Greathouse, (4) Larry C. Oldham and (5) Charles R. Pannill. Set forth below is a tabulation of votes with respect to each nominee for Director:

           NAME                VOTES CAST FOR     VOTES WITHHELD     BROKER NON-VOTES
     -------------------       --------------     --------------     ----------------


     Thomas R. Cambridge        17,912,441           308,060                 --
     Ernest R. Duke             17,912,011           308,490                 --
     Myrle Greathouse           17,892,791           327,710                 --
     Larry C. Oldham            17,910,442           310,059                 --
     Charles R. Pannill         17,911,911           308,590                 --


     In addition to electing Directors, the stockholders also voted upon and ratified the appointment of KPMG LLP to serve as our independent public accountants for 2000. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of Parallel's independent public accountants:


                VOTES CAST FOR          VOTES CAST AGAINST          ABSTENTIONS
                --------------          ------------------          -----------

                  18,181,168                   12,933                  26,400



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

     *27. Financial Data Schedule

          (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended June 30, 2000.

-----------------------

* Filed herewith.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PARALLEL PETROLEUM CORPORATION


                                            BY:  /s/ THOMAS R. CAMBRIDGE
Date:   August 14, 2000                    ------------------------------
                                            Thomas R. Cambridge
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer



Date:   August 14, 2000                     BY:  /s/ LARRY C. OLDHAM
                                            -------------------------------
                                            Larry C. Oldham,
                                            President and
                                               Principal Financial Officer