Form 10-Q
period 2000-09-30
PARALLEL PETROLEUM CORP /DE/
filed 2000-11-13
CIK 750561

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549

                                FORM 10-Q

                      ----------------------------
(MARK ONE)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

                 DELAWARE
75-1971716
  (State of other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification Number)


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

                 YES  'X'                        NO

     At November 2, 2000, there were 20,331,858 shares of the Registrant's Common Stock, $0.01 par value, outstanding.


================================================================================

                                  INDEX



                     PART I. - FINANCIAL INFORMATION
                                                                      PAGE NO.
ITEM 1. FINANCIAL STATEMENTS

     Reference is made to the succeeding pages for the following financial statements:

       -    Balance Sheets as of December 31, 1999 and
            September 30, 2000 (unaudited)                                3

       -    Unaudited Statements of Operations for the three months
            and nine months ended September 30, 1999 and 2000             5

       -    Unaudited Statements of Cash Flows for the nine
            months ended September 30, 1999 and 2000                      6

       -   Notes to Financial Statements                                  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                        12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       19



                      PART II. - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                        19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 22

                     PARALLEL PETROLEUM CORPORATION

                              BALANCE SHEETS


                                                                                     (UNAUDITED)
ASSETS                                                  DECEMBER 31, 1999*       SEPTEMBER 30, 2000
                                                        ------------------       ------------------
Current Assets:

Cash and cash equivalents                                  $   1,276,417             $   3,075,827

Accounts receivable:

   Oil and gas                                                 1,312,923                 2,205,510

   Others, net of allowance for doubtful
     accounts of $157,187 in 1999 and 2000                       314,911                   214,423


Affiliate                                                         20,658                     2,398
                                                            ------------              ------------
                                                               1,648,492                 2,422,331
                                                            ------------              ------------

Other assets                                                      39,677                    11,170

Assets held for sale                                           2,127,734                         -
                                                            ------------              ------------

Total current assets                                           5,092,320                 5,509,328
                                                            ------------              ------------

Property and equipment, at cost:

   Oil and gas properties, full cost method                   65,136,783                68,983,180

   Other                                                         289,720                   366,893
                                                            ------------              ------------
                                                              65,426,503                69,350,073
   Less accumulated depreciation and depletion                27,502,855                31,084,653
                                                            ------------              ------------
       Net property and equipment                             37,923,648                38,265,420
                                                            ------------              ------------

Investment in First Permian, LLC (Notes 1 and 6)                 201,311                         -

Other assets, net of accumulated amortization of $141,428 in
     1999 and $92,639 in 2000                                     46,791                    46,954
                                                            ------------              ------------
                                                            $ 43,264,070              $ 43,821,702
                                                            ============              ============

                      PARALLEL PETROLEUM CORPORATION

                              BALANCE SHEETS
                                (CONTINUED)


                                                                                       (Unaudited)
Liabilities and Stockholders' Equity                          December 31, 1999*   September 30, 2000
                                                              -----------------    ------------------
Current liabilities:

  Current maturities of long-term debt (Note 3)                   $   3,665,889     $           -

  Investment liability in First Permian (Notes 1 and 6)                       -            366,765

  Accounts payable and accrued liabilities:

    Trade                                                             1,471,013          2,259,295

    Affiliate                                                             2,702              1,070

    Preferred stock dividend                                             24,363            170,537
                                                                  -------------      -------------
                                                                      1,498,078          2,430,902
                                                                  -------------      -------------

  Total current liabilities                                           5,163,967          2,797,667
                                                                  -------------      -------------

Long-term debt, excluding current maturities (Note 3)                12,300,000         13,100,000

Stockholders' equity

  Preferred stock - 6% convertible preferred stock  par value
     $.10 per share (aggregate liquidation preference of $10)
     authorized 10,000,000 shares, issued and outstanding
     974,500 in 1999 and 2000                                            97,450             97,450

  Common stock - par value $.01 per share, authorized 60,000,000
    shares, issued and outstanding 20,331,858 in 1999 and 2000          203,319            203,319

  Additional paid-in surplus                                         34,847,141         34,384,254

  Retained deficit                                                   (9,347,807)        (6,760,988)
                                                                  -------------      -------------
    Total stockholders' equity                                       25,800,103         27,924,035



Contingencies                                                                -                   -
                                                                  -------------      -------------
                                                                  $  43,264,070      $  43,821,702
                                                                  =============      =============



*The balance sheet as of December 31, 1999 has been derived from Parallel's audited financial statements. The accompanying notes are an integral part of these financial statements.

                      PARALLEL PETROLEUM CORPORATION

                         STATEMENTS OF OPERATIONS

                                (UNAUDITED)


                                                     Three Months Ended                         Nine Months Ended
                                                        September 30,                             September 30,
                                                  ------------------------                 --------------------------
                                                   1999              2000                    1999               2000
                                                  ------            ------                 -------             ------


Oil and gas revenues                             $  2,291,448      $  4,162,667             $  6,246,264       $ 10,133,872
                                                 ------------      ------------             ------------       ------------
Cost and expenses:
    Lease operating expense                           598,586           738,929                1,663,550          1,971,315
    General and administrative                        218,731           182,250                  642,879            640,209
    Depreciation, depletion and amortization        1,422,119         1,299,187                3,282,913          3,581,798
                                                 ------------      ------------             ------------       ------------
                                                    2,239,436         2,220,366                5,589,342          6,193,322
                                                 ------------      ------------             ------------       ------------
          Operating income                             52,012         1,942,301                  656,922          3,940,550
                                                 ------------      ------------             ------------       ------------
Other income (expense), net:
    Interest income                                     7,973            62,779                   34,944             94,024
    Other income                                        6,999            38,522                   20,228             86,959
    Interest expense                                 (396,110)         (337,519)              (1,143,238         (1,029,266)
    Other expense                                      (2,351)           (2,891)                  (4,861)            (4,872)
                                                 ------------      ------------             ------------       ------------
          Total other expense, net                   (383,489)         (239,109)              (1,092,927)          (853,155)

    Equity in income (loss) of First Permian, LLC     181,108            (4,493)                 181,108           (500,576)
                                                 ------------      ------------             ------------       ------------
                                                     (202,381)         (243,602)                (911,819)        (1,353,731)
                                                 ------------      ------------             ------------       ------------
Income (loss) before income taxes                    (150,369)        1,698,699                 (254,897)         2,586,819

Income taxes                                                -                 -                        -                  -
                                                 ------------      ------------             ------------       ------------

          Net income (loss)                      $   (150,369)     $  1,698,699             $   (254,897)      $  2,586,819
                                                 ============      ============             ============       ============

Cumulative preferred stock dividend              $    146,174      $    146,174             $    462,887       $    462,887
                                                 ============      ============             ============       ============

  Net income (loss) available                    $   (296,543)     $  1,552,525             $   (717,784)      $  2,123,932
     to common stockholders                      ============      ============             ============       ============

Net income (loss) per common share:
     Basic                                       $     (0.016)     $      0.076             $     (0.039)      $      0.105
                                                 ============      ============             ============       ============
     Diluted                                     $     (0.016)     $      0.072             $     (0.039)      $      0.103
                                                 ============      ============             ============       ============

Weighted average common shares
outstanding - diluted                              18,331,858        23,511,753               18,329,759         20,635,568
                                                 ============      ============             ============       ============



The accompanying notes are an integral part of these financial statements.

                        PARALLEL PETROLEUM CORPORATION

                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                              1999               2000
                                                                         -----------          ----------

Cash flows from operating activities:

     Net income (loss)                                                    $    (254,897)       $  2,586,819
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Depreciation and depletion                                          3,282,913           3,581,798
          Equity in income (loss)from investments in First Permian, LLC        (181,108)            500,576
          Other, net                                                            (20,103)               (163)
          Changes in assets and liabilities:
          Decrease (increase) in accounts receivables                            40,969            (773,839)
          Decrease (increase) in prepaid expenses and other                      43,818              28,507
          Decrease (increase) in accounts payable and accrued liabilities    (1,149,730)            932,824
                                                                          -------------        ------------
           Net cash provided by operating activities                          1,761,862           6,856,522
                                                                          -------------        ------------
Cash flows from investing activities:
      Additions to property and equipment                                    (3,074,183)         (4,797,991)
      Proceeds from disposition of property and equipment                       435,231           3,002,155
      Investment in First Permian, LLC                                           (2,250)                  -
      Distribution from First Permian, LLC                                            -              67,500
                                                                          -------------        ------------
           Net cash provided by (used in) investing activities               (2,641,202)         (1,728,336)
                                                                          -------------        ------------
Cash flows from financing activities:
      Borrowings from bank line of credit                                       780,000                  -
      Payments on bank line of credit                                                 -          (2,865,889)
      Proceeds from exercise of options and warrants                             17,188                  -
      Payment of preferred stock dividend                                      (462,887)           (462,887)
                                                                          -------------        ------------
           Net cash provided by (used in) financing activities                  334,301          (3,328,776)
                                                                          -------------        ------------
           Net increase (decrease) in cash and cash equivalents                (545,039)          1,799,410

Beginning cash and cash equivalents                                           1,178,819           1,276,417
                                                                          -------------        ------------
Ending cash and cash equivalents                                          $     633,780        $  3,075,827
                                                                          =============        ============
Non-cash financing activities:
     Accrued preferred stock dividend                                     $     170,537        $    170,537
                                                                          =============        ============
     Transfer of assets held for sale to oil and gas property             $           -        $  2,127,734
                                                                          =============        ============


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

     We own an equity interest in First Permian, LLC, a Delaware limited liability company. The founding members of First Permian were Parallel Petroleum Corporation, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation. Parallel, Baytech, Tejon and Mansefeldt each contributed cash for initial members' interests of 22.5%, 22.5%, 27.5% and 27.5%, respectively, on June 30, 1999. Effective May 31, 2000, First Permian's original limited liability company agreement was amended and restated to provide for, among other things, the admission of additional members, the issuance of a new class of preferred membership units and the issuance of additional common membership units in return for additional capital contributions totaling $20,000,000 from new members. As a result of the issuance of additional common membership units, our interest at September 30, 2000 was 28.665%. However, effective October 1, 2000, our interest increased to 30.675%. See "Recent Events: Change in Ownership Interest of First Permian, LLC" on page 9 for additional information.

     We account for our investment in First Permian on an equity basis. Accordingly, our investment in First Permian is recorded at cost and is increased or decreased by our proportionate share of First Permian's income or loss. Our interest is reported as an investment on the balance sheet and our share of income or loss is recognized on the income statement as equity in the income (loss) of First Permian.

NOTE 2.   RECENT EVENTS

Adoption of Rights Agreement

     On October 5, 2000, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Parallel's common stock, $0.01 par value (the "Common Stock"), to stockholders of record at the close of business on October 16, 2000. Each Right entitles the registered holder to purchase from Parallel one one-thousandth (1/1,000) of a share of Series A Preferred Stock, par value $0.10 per share (the "Preferred Stock"), at a Purchase Price of $26.00 per one one-thousandth (1/1,000) of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between Parallel and Computershare Trust Company, Inc., as Rights Agent (the "Rights Agent").

     Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of (i) ten (10) business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of fifteen percent (15%) or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), or (ii) ten (10) business days (or such later date as the Board of Directors shall determine) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning fifteen percent (15%) or more of such outstanding shares of Common Stock. The date the Rights separate is referred to as the "Distribution Date."

     Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates issued after October 16, 2000 will contain a notation incorporating the Rights Agreement by reference, and
(iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificates. Pursuant to the Rights Agreement, we reserve the right to require prior to the occurrence of a Triggering Event (as defined below) that, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock will be issued.

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 5, 2010, unless earlier redeemed by Parallel.

     As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates will represent the Rights. Except in connection with shares of Common Stock issued or sold pursuant to the exercise of stock options under any employee plan or arrangements, or upon the exercise, conversion or exchange of securities hereafter issued by Parallel, or as otherwise determined by the Board of Directors, only shares of Common Stock issued prior to the Distribution Date will be issued with Rights.

     At any time until the Stock Acquisition Date, Parallel may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (payable in cash, shares of Common Stock or other consideration deemed appropriate by the Board of Directors). Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.001 redemption price.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Parallel, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to Parallel, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of Parallel or for common stock of an acquiring company as set forth above or in the event that the Rights are redeemed.

     Other than those provisions relating to the principal economic terms of the Rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of Parallel at any time during the period in which the Rights are redeemable. At any time when the Rights are no longer redeemable, the provisions of the Rights Agreement may be amended by the Board only if such amendment does not adversely affect the interest of holders of Rights (excluding the interest of any Acquiring Person); provided, however, that no amendment may cause the Rights again to become redeemable.

Amendment of Bylaws

     Also on October 5, 2000, the Board of Directors of Parallel adopted certain amendments to our Bylaws. These amendments modify and add certain provisions regarding the advance notice requirements for stockholder proposals before an annual meeting of stockholders, the calling of special meetings of stockholders, stockholder written consents and the procedures for nominating directors.

Contemplated Change in Credit Facility

     On November 6, 2000, we signed a commitment letter with Bank United, Texas, N.A to establish a new credit facility. The purpose of the credit facility is to refinance our debt facility at Bank One, N.A., and to provide funds for the acquisition of and development drilling on oil and gas properties and for general corporate purposes. We expect to execute definitive loan documents on or before December 1, 2000. As a result of the commitment with Bank United, Texas, N.A., we classified debt on the balance sheet as long term with a maturity date of October 1, 2003.

     The loan agreement will provide for a reducing revolving credit facility under which we may borrow up to the lesser of (a) $30,000,000 or (b) the borrowing base then in effect. The initial borrowing base will be $15,500,000. The borrowing base automatically reduces by $323,000 each month until the next borrowing base redetermination, which will be scheduled six months from the date of signing the final loan documents. We are not required to make principal payments in the amount by which the borrowing base is reduced.

     Subject to semi-annual borrowing base redeterminations and compliance with the loan agreement covenants and representations, we may borrow, repay and reborrow from time to time within the available revolving credit amount.

     The unpaid principal balance of the credit facility bears interest at our election at a fluctuating rate equal to the Wall Street Journal prime rate, or the LIBOR rate plus 2.75%.

     The loan will be secured by substantially all of our oil and gas properties. Commitment fees of one-fourth of one percent are payable quarterly in arrears on the difference between the borrowing base and the outstanding balance of the loan.

     The loan agreement will contain various restrictive covenants and compliance requirements, including (1) maintenance of certain financial ratios,
(2) limitations on additional indebtedness, and (3) prohibiting payment of dividends.

Change in Ownership Interest of First Permian, LLC

     We own an equity interest in First Permian, LLC, a limited liability company. Our interest in First Permian for the three months ended September 30, 2000 was 28.665%. Effective October 1, 2000, however, our interest in First Permian increased to 30.675%. First Permian was the holder and payee of a $3.1 million note receivable from one of the other members of First Permian. The note was collateralized by 80,000 common membership units of First Permian. The note was canceled on September 30, 2000 and, in exchange, the 80,000 common membership units held as collateral for the note were acquired by First Permian. This transaction had the effect of reducing the total number of common membership units outstanding, decreasing one member's pro rata interest and increasing the interests of the remaining members of First Permian.

NOTE 3.   LONG TERM DEBT

     See discussion of Parallel's loan commitment with Bank United, Texas, N.A. at page 8 under "Contemplated Change in Credit Facility." As a result of the commitment with Bank United, Parallel has classified its debt on the balance sheet as long term with a maturity date of October 1, 2003.

Revolving Credit Facility

     At September 30, 2000, Parallel was party to a loan agreement with Bank One, Texas, N.A. The loan agreement, as restated in December 1999, provided for a revolving credit facility under which we could borrow up to the lesser of (a) $30,000,000 or (b) the borrowing base then in effect. The borrowing base automatically reduces by $300,000 each month, which requires us to make a principal payment in the same amount by which the borrowing base was reduced. The total outstanding principal amount of our bank borrowings was $18,815,889 at September 30, 1999, $15,965,889 at December 31, 1999 and $13,100,000 at
September 30, 2000.

     At September 30, 2000, we had borrowed all the funds currently available under the revolving facility. All indebtedness under the revolving facility was scheduled to mature July 1, 2001. However, as described above under "Recent Events", proceeds from the new credit facility with Bank United will be used to retire this debt.

     The unpaid principal balance of the Bank One revolving facility bears interest at our election at a rate equal to (i) the bank's base lending rate plus .25% or (ii) the bank's Eurodollar rate plus a margin of 3.0%. Interest under the revolving facility is due and payable monthly. At September 30, 2000, the interest rate was the bank's base rate plus .25% or 9.75%.

     The loan agreement with Bank One contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, (3) prohibiting payment of dividends on common stock, and (4) prohibiting the payment of dividends on preferred stock when an event of default under the loan agreement is in existence.

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

     During the fourth quarter of 1999, we recognized a noncash impairment charge of $1,705,000 related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of a decrease in year- end proved reserves. At September 30, 2000, our net book value of oil and gas, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting.

NOTE 6. LIABILITY IN FIRST PERMIAN, LLC

     At September 30, 2000, our net investment in First Permian, LLC was a liability as a result of recording our share of the losses of First Permian. We have recorded a liability to the extent that we have guaranteed $10,000,000 of the debt of First Permian, LLC. Effective October 25, 2000, we were released from the $10,000,000 guarantee and have discontinued the equity method of accounting for our share of losses of First Permian. When First Permian begins to generate income, we will resume applying the equity method only after our share in First Permian's net income equals the share of net losses not recognized during the period the equity method was suspended.

NOTE 7. NET INCOME PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the previously reported fully diluted earnings per share and reflects the assumed conversion of all potentially dilutive securities. The following tables present per share net income calculations for the periods indicated.


                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                      September 30,
                                                                ------------------------             -----------------------
                                                                  1999           2000                   1999         2000
                                                                ---------      ---------             ----------     --------

Basic EPS Computation:
     Numerator -
         Net income (loss)                                      $  (150,369)    $ 1,698,699          $  (254,897)   $ 2,586,819
         Preferred stock dividends                                 (146,174)       (146,174)            (462,887)      (462,887)
                                                                -----------     -----------          -----------    -----------
         Net income (loss) available to common stockholders     $  (296,543)    $ 1,552,525          $  (717,784)   $ 2,123,932
                                                                ===========     ===========          ===========    ===========

     Denominator -
     Weighted average common shares outstanding                  18,331,858      20,331,858           18,329,759     20,331,858
                                                                ===========     ===========          ===========    ===========
Basic earnings (loss) per share                                 $    (0.016)    $     0.076          $    (0.039)   $     0.105
                                                                ===========     ===========          ===========    ===========


                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                      September 30,
                                                                ------------------------             -----------------------
                                                                  1999           2000                   1999         2000
                                                                ---------      ---------             ----------     --------

Diluted EPS Computation:
     Numerator -
          Net income (loss)                                     $  (150,369)   $  1,698,699          $  (254,897)   $ 2,586,819
          Preferred stock dividends                                (146,174)              -             (462,887)      (462,887)
                                                                -----------    ------------          -----------    -----------
          Net income (loss) available to common stockholders    $  (296,543)   $  1,698,699          $  (717,784)   $ 2,123,932
                                                                ===========    ============          ===========    ===========

     Denominator -
     Weighted average common shares outstanding                  18,331,858      20,331,858           18,329,759     20,331,858
     Employee stock options                                               -         393,359                    -        303,710
     Warrants                                                             -           2,292                    -              -
     Preferred stock                                                      -       2,784,244                    -              -
                                                                -----------    ------------          -----------    -----------
                                                                 18,331,858      23,511,753           18,329,759     20,635,568
                                                                ===========    ============          ===========    ===========
Diluted earnings (loss) per share                               $    (0.016)   $      0.072          $    (0.039)   $     0.103
                                                                ===========    ============          ===========    ===========


     Convertible preferred stock equivalents of 974,500 shares for the three-month period ended March 31, 1999 and the nine-month periods ended September 30, 2000 and 1999 that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share for the periods presented because to do so would have been antidilutive.

NOTE 8:   RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. Parallel will adopt SFAS No. 133 as required by SFAS 137, "Deferral of the Effective Date of the FASB Statement No. 133" beginning in the first quarter of 2001. Although we have not fully assessed the implications of this new statement, we do not believe Parallel has any free standing or embedded derivative instruments that would need to be accounted for under SFAS 133.

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

     Investment in First Permiam. During 1999, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian, LLC, a limited liability company. First Permian entered into a cash merger with a wholly owned subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million.

     The founding members of First Permian were Parallel Petroleum Corporation, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation. Parallel, Baytech, Tejon and Mansefeldt each contributed cash for initial members' interests of 22.5%, 22.5%, 27.5% and 27.5%, respectively, on June 30, 1999. At March 31, 2000, Parallel, Baytech, Tejon and Mansefeldt and affiliates owned member interests of 35%, 35%, 15% and 15%, respectively. Effective May 31, 2000, First Permian's original company agreement was amended and restated to provide for, among other things, the admission of additional members, the issuance of a new class of preferred membership units and the issuance of additional common membership units in return for capital contributions totaling $20,000,000. As a result of issuance of additional common units, our interest at September 30, 2000 was 28.665%. However, effective October 1, 2000, our interest increased to 30.675%. See "Recent Events: Change in Ownership Interest of First Permian, LLC" on page 9 for additional information.

     We account for our interest in First Permian using the equity method of accounting whereby our investment is increased or decreased by our proportionate share of First Permian's net income or loss.

     Operating Performance. Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas production volumes. The world price for oil has overall influence on the prices we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users and proximity of our wells to major transportation pipeline infrastructures and, to a lesser extent, world oil prices. Additional factors influencing our operating performance include production expenses, overhead requirements, and cost of capital.

     Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

          .    cash flow from operations,

          .    sales of our equity securities, and

          .    bank borrowings.

     For the nine months ended September 30, 2000, the average sales price we received for our crude oil production averaged $27.80 per barrel compared with $15.09 per barrel at September 30, 1999 and $17.32 per barrel at December 31, 1999. The average sales price for natural gas during this same period was $3.37 per mcf compared with $2.10 per mcf at September 30, 1999 and $2.27 per mcf at December 31, 1999.

     Sustained low oil and gas prices in 1998 and 1999 limited the capital we had available for drilling activities during this time, which adversely affected the quantities and value of our proved oil and gas reserves. On November 6, 2000, we signed a commitment letter with Bank United, Texas, N.A to establish a new credit facility. The purpose of the credit facility is to refinance our debt facility at Bank One, N.A., and to provide funds for the acquisition and/or development drilling on oil and gas properties and for general corporate purposes. We expect to execute definitive loan documents on or before December 1, 2000.

     The loan agreement will provide for a reducing revolving credit facility under which we may borrow up to the lesser of (a) $30,000,000 or (b) the borrowing base then in effect. The initial borrowing base will be set at $15,500,000. The borrowing base automatically reduces by $323,000 each month until the next borrowing base redetermination, which will be scheduled six months from the date of signing the final loan documents. We are not required to make principal payments in the amount by which the borrowing base is reduced.

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



                                             Three Months Ended              Three Months Ended
                                       -------------------------------    -------------------------
                                         3-31-00    6-30-00   9-30-00        9-30-99       9-30-00
                                         -------    -------   -------        -------       -------
Production and prices:
   Oil (Bbls)                             39,283    44,753    42,317          31,991        42,317
   Natural gas (Mcf)                     570,504   657,039   733,621         645,301       733,621
   Equivalent barrels of oil (EBO)       134,367   154,260   164,587         139,542       164,587

   Oil price (per BBL)                    $26.70    $27.13    $29.53          $21.89        $29.53
   Gas price (per Mcf)                    $ 3.02    $ 3.02    $ 3.97          $ 2.47        $ 3.97
   Price per EBO                          $20.65    $20.72    $25.29          $16.42        $25.29


RESULTS OF OPERATIONS PER EBO:
Oil and gas revenues                      $20.65    $20.72    $25.29          $16.42        $25.29
Costs and expenses:
   Lease operating expense                  4.57      4.01      4.49            4.29          4.49
   General and administrative               1.47      1.69      1.11            1.57          1.11
   Depreciation and depletion               7.91      7.90      7.89           10.19          7.89
                                          ------    ------    ------          ------        ------
          Total costs and expenses         13.95     13.60     13.49           16.05         13.49
                                          ------    ------    ------          ------        ------
Operating income (loss)                     6.70      7.12     11.80            0.37         11.80
                                          ------    ------    ------          ------        ------
Interest expense, net                      (2.41)    (2.18)    (1.67)          (2.78)        (1.67)
Other income, net                           0.04      0.27      0.22            0.03          0.22
                                          ------    ------    ------          ------        ------
                                           (2.37)    (1.91)    (1.45)          (2.75)        (1.45)
Equity in earnings (loss) of
   First Permian, LLC                      (2.88)    (0.71)    (0.03)           1.30         (0.03)
                                          ------    ------    ------          ------        ------

         Net income (loss)                $ 1.45    $ 4.50    $10.32          $(1.08)       $10.32
                                          ======    ======    ======          ======        ======

Net operating cash flow before            $12.24    $13.11    $18.24          $ 9.11        $18.24
working capital adjustments               ======    ======    ======          ======        ======


                                                                       Nine Months Ended
                                                                 -------------------------------
                                                                  9-30-98    9-30-99    9-30-00
                                                                 ---------  --------   ---------
Production and Prices:

Oil (Bbls)                                                        136,180    122,518    126,353
Natural gas (Mcf)                                               2,407,751  2,092,750  1,961,164
Equivalent barrels of oil (EBO)                                   537,472    471,310    453,214
Oil price (per BBL)                                             $   13.25  $   15.09  $   27.80
Gas price (per Mcf)                                             $    2.20  $    2.10  $    3.37
Price per EBO                                                   $   13.22  $   13.25  $   22.36

Results of operations per EBO:
Oil and gas revenues                                            $   13.22  $   13.25  $   22.36
Costs and expenses:
     Lease operating expense                                         3.34       3.53       4.35
     General and administrative                                      1.20       1.36       1.41
     Depreciation and depletion                                      5.78       6.96       7.90
                                                                ---------  ---------  ---------
          Total costs and expenses                                  10.32      11.85      13.66
                                                                ---------  ---------  ---------
Operating income                                                     2.90       1.40       8.70
                                                                ---------  ---------  ---------
Interest expense, net                                               (1.94)     (2.35)     (2.06)
Other income, net                                                    0.09       0.03       0.18
                                                                ---------  ---------  ---------
                                                                    (1.85)     (2.32)     (1.88)
Equity in earnings (loss) of First Permian, LLC                      0.00       0.38      (1.10)
                                                                ---------  ---------  ---------
          Net income(loss) before income taxes                  $    1.05  $   (0.54) $    5.72
                                                                ---------  ---------  ---------
Income tax expense - deferred                                        0.35       0.00       0.00
                                                                ---------  ---------  ---------
          Net income (loss)                                     $    0.70  $   (0.54) $    5.72
                                                                =========  =========  =========
Net operating cash flow before working capital adjustments      $   6.83   $    6.42  $   14.72
                                                                =========  =========  =========

     The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.



                                                         Three Months Ended                  Nine Months Ended
                                                   ---------------------------------       ---------------------
                                                    3-31-00     6-30-00     9-30-00         9-30-99     9-30-00
                                                   ---------   ---------   ---------       ---------   ---------
Oil and gas revenues                                  100.0%      100.0%      100.0%          100.0%      100.0%
Costs and expenses:
    Lease operating expense                            22.1        19.4        17.7            26.6        19.5
    General and administrative                          7.1         8.1         4.4            10.3         6.3
    Depreciation and depletion                         38.3        38.1        31.2            52.5        35.3
                                                     ------      ------      ------          ------      ------

          Total costs and expenses                     67.5        65.6        53.3            89.4        61.1
                                                     ------      ------      ------          ------      ------
Operating income                                       32.5        34.4        46.7            10.6        38.9
                                                     ------      ------      ------          ------      ------
Interest expense, net                                 (11.7)      (10.5)       (6.6)          (17.7)       (9.2)
Other income, net                                       0.2         1.3         0.8             0.2         0.8
                                                     ------      ------      ------          ------      ------
                                                      (11.5)       (9.2)       (5.8)          (17.5)       (8.4)

Equity in earnings (loss) of First Permian, LLC       (13.9)       (3.4)       (0.1)            2.9        (4.9)
                                                     ------      ------      ------          ------      ------
                                                      (25.4)      (12.6)       (5.9)          (14.6)      (13.3)
                                                     ------      ------      ------          ------      ------
          Net income (loss)                             7.1        21.8        40.8            (4.0)       25.6
                                                     ======      ======      ======          ======      ======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     Oil and Gas Revenues. Oil and gas revenues increased $1,871,219 or 82%, to $4,162,667 for the three months ended September 30, 2000, from $2,291,448 for the same period of 1999. The increase was primarily the result of a 54% increase in the average sales price we received per EBO and an 18% increase in production volumes. We received $25.29 per EBO in the three months ended September 30, 2000 compared with $16.42 per EBO for the same period of 1999.

     Production Costs. Production costs increased $140,343 or 23%, to $738,929 during the third three months of 2000, compared with $598,586 for the same period of 1999. Average production costs per EBO increased 5% to $4.49 for the third three months in 2000 compared to $4.29 for the same period in 1999, primarily a result of increased production taxes associated with higher oil and gas revenues and a 18% increase in oil and gas production volumes.

     General and Administrative Expenses. General and administrative expenses decreased by $36,481 or 17% to $182,250 for the third three months of 2000, from $218,731 for the same period of 1999. The decrease was primarily due to a decrease in franchise taxes and receipt of management fees totaling $18,750 related to our ownership interest in First Permian. General and administrative expenses were $1.11 per EBO in the third three months of 2000 compared to $1.57 per EBO in the third three months of 1999. The decrease per EBO is a result of an 18% increase in production volumes in the third quarter of 2000 when compared with the same period of the prior year and higher oil and gas prices. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $122,932 or 9%, to $1,299,187 for the third three months of 2000 compared with $1,422,119 for the same period of 1999. The decrease is attributable to an increase in the amount of our recoverable reserves, which resulted in a lower DD&A rate per EBO. As a percentage of revenues, the DD&A rate decreased by 33% when compared with the prior year third quarter. The DD&A rate per EBO decreased to $7.89 for the third quarter of 2000 compared with $10.19 per EBO for the third quarter of 1999.

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

     Equity in Earnings (Loss) of First Permian, LLC. Our share of the operating results of First Permian resulted in a noncash loss of $4,493 for the three months ended September 30, 2000, which reflects our pro rata share of First Permian's loss for the three months ended September 30, 2000. For the three months ended September 30, 1999, we reported noncash earnings of $181,108, which reflected our pro rata share of First Permian's income for that period. When comparing periods, First Permian's recorded a net loss in the current quarter primarily because of:

     (i)  crude oil hedge payments totaling $3,889,056;

     (ii) noncash charges totaling $262,827 associated with the amortization of banking fees; and

     (iii) payments of preferred dividends totaling $303,750.

As a term of providing financing for First Permian to acquire the assets of Fina Oil and Chemical, the lending bank required First Permian to hedge a significant portion of its monthly oil production volumes. The hedge expires on June 30, 2001.

     Net Interest Expense. Net interest expense decreased $113,397 or 29%, to $274,740 for the three months ended September 30, 2000 compared with $388,137 for the same period of 1999, due principally to decreased bank borrowings.

     Net Income and Operating Cash Flow. We reported net income of $1,698,699 for the three months ended September 30, 2000 compared with a net loss of $150,369 for the three months ended September 30, 1999. Operating cash flow increased $1,911,737 or 125%, to $3,002,379 for the three months ended September 30, 2000 compared to $1,090,642 for the three months ended September 30, 1999. The increase in net income and operating cash flow resulted from a 82% increase in oil and gas revenues, a 54% increase in the average sales price per EBO, a 17% decrease in general and administrative costs, a 9% decrease in DD&A expenses, a 29% decrease in net interest expense and a 18% increase in production volumes. These factors were partially offset by a 23% increase in production costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000:

     Oil and Gas Revenues. Oil and gas revenues increased $3,887,608, or 62%, to $10,133,872 for the nine months ended September 30, 2000, from $6,246,264 for the same period of 1999. The increase was primarily the result of a 69% increase in the average sales price per EBO. We received $22.36 per EBO in the nine months ended September 30, 2000 compared with $13.25 per EBO for the same period of 1999. Higher prices were partially offset by a 4% decrease in oil and gas production.

     Production Costs. Production costs increased $307,765 or 19%, to $1,971,315 during the first nine months of 2000, compared with $1,663,550 for the same period of 1999. Average production costs per EBO increased 23%, to $4.35 for the first nine months in 2000 compared to $3.53 for the same period in 1999, primarily a result of increased production taxes associated with higher oil and gas revenues, which was partially offset by a 4% decrease in oil and gas production.

     General and Administrative Expenses. General and administrative expenses decreased by $2,670, or 1%, to $640,209 for the first nine months of 2000, from $642,879 for the same period of 1999. The decrease was primarily due to decreased franchise taxes and receipt of management fees totaling $56,250 related to our ownership interest in First Permian. General and administrative expenses were $1.41 per EBO in the first nine months of 2000 compared to $1.36 per EBO in the first nine months of 1999. The increase per EBO is a result of a 4% decrease in oil and gas production volumes, when compared with the same nine-month period of the prior year. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $298,885, or 9%, to $3,581,798 for the first nine months of 2000 compared with $3,282,913 for the same period of 1999. As a percentage of revenues, DD&A decreased by 33% when compared with the prior year nine months, a result of an increase in the average sales price per EBO we received in the first nine months of 2000. The DD&A rate per EBO increased to $7.90 for the first nine months of 2000 compared with $6.96 per EBO for the first nine months of 1999.

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

     Equity in Earnings (Loss) of First Permian, LLC. Our share of the operating results of First Permian resulted in a noncash charge of $500,576 for the nine months ended September 30, 2000, which reflects our pro rata share of First Permian's loss for the nine months ended September 30, 2000. Since First Permian was formed on July 1, 1999, there are no comparable numbers for the nine months ended September 30, 1999. First Permian recorded a loss for the nine-month period ended September 30, 2000 primarily as a result of:

          (i)  crude oil hedge payments totaling $10,014,120;

          (ii) noncash   charges   totaling   $475,260   associated   with   the
               amortization of banking fees;

          (iii) payments of preferred dividends totaling $405,000, and

          (iv) a noncash charge of $960,825 associated with the restructuring of its debt, which was booked as a nonrecurring extraordinary item.

As a term of providing financing for First Permian to acquire the assets of Fina Oil and Chemical, the lending bank required
First Permian to hedge a significant portion of its monthly oil production volumes. The hedge expires on June 30, 2001.

     Net Interest Expense. Interest expense decreased $173,052, or 16%, to $935,242 for the nine months ended September 30, 2000 compared with $1,108,294 for the same period of 1999 due principally to decreased bank borrowings.

     Net Income and Operating Cash Flow. We reported net income of $2,586,819 for the nine months ended September 30, 2000 compared to a net loss of $254,897 for the nine months ended September 30, 1999. Operating cash flow increased $3,822,285, or 134%, to $6,669,193 for the nine months ended September 30, 2000 compared to $2,846,908 for the nine months ended September 30, 1999. The increase in net income and operating cash flow resulted from a 62% increase in oil and gas revenues, a 69% increase in the average sales price per EBO and a 16% decrease in interest expense. These factors were partially offset by a 19% increase in production costs, a 9% increase in DD&A expenses and a 4% decrease in production volumes. In addition, we recorded a net loss of $500,576 associated with our interest in First Permian. This is a noncash charge that affects net income but does not affect operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the price of oil and natural gas.

     Working capital increased $2,783,309 as of September 30, 2000 compared to December 31, 1999. Current assets exceeded current liabilities by $2,711,661 at September 30, 2000. As of December 31, 1999, current liabilities exceeded current assets by $71,647. Current assets as of September 30, 2000 increased primarily due to an increase in cash and cash equivalents and in accounts receivable. Current liabilities as of September 30, 2000 decreased primarily as a result of entering into a new banking facility, which eliminated current maturities of long term debt totaling $3,665,889.

     We incurred property costs of approximately $4.8 million, primarily for our oil and gas property acquisition, development, and enhancement activities for the nine months ended September 30, 2000. Such costs were financed by the utilization of the cash provided by operations and proceeds from the sale of certain undeveloped properties totaling approximately $3.2 million.

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

     For the twelve months ended December 31, 1999, the average sales price we received for our oil was approximately $17.32 per barrel while the average sales price we received for natural gas was approximately $2.27 per thousand cubic feet ("Mcf"). At September 30, 2000, the average price we received for our oil production was approximately $29.53 per Bbl, while the average price received at that same date for our natural gas production was approximately $3.97 per Mcf.

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

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $21.12 per barrel to a monthly high of $30.91 per barrel during third quarter 2000. The natural gas prices we received during third quarter 2000 ranged from a monthly low of per $1.73 Mcf to a monthly high of $6.30 per Mcf. A significant decline in the prices of oil and natural gas could have a material adverse effect on our financial condition and results of operations.

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

                                              2000     2001     2002     2003     TOTAL     FAIR VALUE
                                              ----     ----     ----     ----     -----     ----------
                                                     (IN 000'S, EXCEPT INTEREST RATES)

Variable rate debt:
 Revolving Facility (secured)                $  -      $ -      $  -   $ 13,100  $ 13,100     $13,100
     Average interest rate                                                9.75%     9.75%


                       PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Adoption of Rights Agreement

     On October 5, 2000, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Parallel's common stock, $0.01 par value (the "Common Stock"), to stockholders of record at the close of business on October 16, 2000. Each Right entitles the registered holder to purchase from Parallel one one-thousandth (1/1,000) of a share of Series A Preferred Stock, par value $0.10 per share (the "Preferred Stock"), at a Purchase Price of $26.00 per one one- thousandth (1/1,000) of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between Parallel and Computershare Trust Company, Inc., as Rights Agent (the "Rights Agent").

     Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of (i) ten (10) business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of fifteen percent (15%) or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), or (ii) ten (10) business days (or such later date as the Board of Directors shall determine) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning fifteen percent (15%) or more of such outstanding shares of Common Stock. The date the Rights separate is referred to as the "Distribution Date."

     Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates issued after October 16, 2000 will contain a notation incorporating the Rights Agreement by reference, and
(iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificates. Pursuant to the Rights Agreement, we reserve the right to require prior to the occurrence of a Triggering Event (as defined below) that, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock will be issued.

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 5, 2010, unless earlier redeemed by Parallel as described below.

     As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates will represent the Rights. Except in connection with shares of Common Stock issued or sold pursuant to the exercise of stock options under any employee plan or arrangements, or upon the exercise, conversion or exchange of securities hereafter issued by Parallel, or as otherwise determined by the Board of Directors, only shares of Common Stock issued prior to the Distribution Date will be issued with Rights.

     In the event that (i) Parallel is the surviving corporation in a merger or other business combination with an Acquiring Person (or any associate or affiliate thereof) and our Common Stock remains outstanding and unchanged, (ii) any person shall acquire beneficial ownership of more than fifteen percent (15%) of the outstanding shares of Common Stock (except pursuant to (A) certain consolidations or mergers involving Parallel or sales or transfers of the combined assets, cash flow or earning power of Parallel and our subsidiaries or
(B) an offer for all outstanding shares of Common Stock at a price and upon terms and conditions which the Board of Directors determines to be in the best interests of Parallel and our stockholders), or (iii) there occurs a reclassification of securities, a recapitalization of the company or any of certain business combinations or other transactions (other than certain consolidations and mergers involving Parallel and sales or transfers of the combined assets, cash flow or earning power of the company and our subsidiaries) involving Parallel or any of our subsidiaries which has the effect of increasing by more than one percent (1%) the proportionate share of any class of the
outstanding   equity   securities  of  Parallel  or  any  of  our   subsidiaries
beneficially owned by an Acquiring Person (or any associate or affiliate thereof), each holder of a Right (other than the Acquiring Person and certain related parties) will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of Parallel) having a value equal to two times the Purchase Price of the Right. Notwithstanding any of the foregoing, following the occurrence of any of the events described in this paragraph, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. The events described in this paragraph are referred to as "Flip-in Events."

     For example, at a Purchase Price of $26.00 per Right, each Right not owned by an Acquiring Person (or by certain related parties or transferees) following an event set forth in the preceding paragraph would entitle its holder to purchase $52.00 worth of Common Stock (or other consideration, as noted above) for $26.00.Assuming that the Common Stock had a per share market price of $5.20 at such time, the holder of each valid Right would be entitled to purchase 10 shares of Common Stock for $26.00.

     In the event that, at any time following the Stock Acquisition Date, (i) we enter into a merger or other business combination transaction in which we are not the surviving corporation, (ii) Parallel is the surviving corporation in a consolidation, merger or similar transaction pursuant to which all or part of the outstanding shares of Common Stock are changed into or exchanged for stock or other securities of any other person or cash or any other property or (iii) more than 50% of the combined assets, cash flow or earning power of Parallel and our subsidiaries is sold or transferred (in each case other than certain consolidations with, mergers with and into, or sales of assets, cash flow or earning power by or to subsidiaries of Parallel as specified in the Rights Agreement), each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price of the Right. The events described in this paragraph are referred to as "Flip-over Events." Flip-in Events and Flip-over Events are referred to collectively as "Triggering Events."

     The Purchase Price payable, the number and kind of shares covered by each Right and the number of Rights outstanding are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) if holders of the Preferred Stock are granted certain rights, options or warrants to subscribe for Preferred Stock or securities convertible into Preferred Stock at less than the current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness, cash (excluding regular quarterly cash dividends), assets (other than dividends payable in Preferred Stock) or subscription rights or warrants (other than those referred to in (ii) immediately above).

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments amount to at least one percent (1%) of the Purchase Price. No fractional shares of Preferred Stock are required to be issued (other than fractions which are integral multiples of one one-thousandth (1/1,000) of a share of Preferred Stock) and, in lieu thereof, we may make an adjustment in cash based on the market price of the Preferred Stock on the trading date immediately prior to the date of exercise.

     At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of fifty percent (50%) or more of the outstanding shares of Common Stock, the Board of Directors of Parallel may, without payment of the Purchase Price by the holder, exchange the Rights (other than Rights owned by such person or group, which will become void), in whole or in part, for shares of Common Stock at an exchange ratio of one-half (1/2) the number of shares of Common Stock (or in certain circumstances Preferred Stock) for which a Right is exercisable immediately prior to the time of Parallel's decision to exchange the Rights (subject to adjustment).

     At any time until the Stock Acquisition Date, Parallel may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (payable in cash, shares of Common Stock or other consideration deemed appropriate by the Board of Directors). Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.001 redemption price.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Parallel, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to Parallel, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of Parallel or for common stock of an acquiring company as set forth above or in the event that the Rights are redeemed.

     Other than those provisions relating to the principal economic terms of the Rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of Parallel at any time during the period in which the Rights are redeemable. At any time when the Rights are no longer redeemable, the provisions of the Rights Agreement may be amended by the Board only if such amendment does not adversely affect the interest of holders of Rights (excluding the interest of any Acquiring Person); provided, however, that no amendment may cause the Rights again to become redeemable.

Amendment of Bylaws

     Also on October 5, 2000, the Board of Directors of Parallel adopted certain amendments to our Bylaws. These amendments modify and add certain provisions regarding the advance notice requirements for stockholder proposals before an annual meeting of stockholders, the calling of special meetings of stockholders, stockholder written consents and the procedures for nominating directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.1 Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

               3.2 Certificate of Designations, Preferences and Rights of Serial Preferred Stock -Q of the Registrant for the fiscal quarter ended September 30, 1998)

               3.3 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Registrant (Incorporated by reference to Exhibit 2 of Form 8-A of the Registrant dated October 9, 2000 and filed with the Securities and Exchange Commission on October 10, 2000)

               3.4 Bylaws of Registrant (Incorporated by reference to Exhibit 3 of Form 8-K of the Registrant dated October 5, 2000 and filed with the Securities and Exchange Commission on October 10, 2000)

               4.1 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant dated October 9, 2000 and filed with the Securities and Exchange Commission on October 10, 2000)

               4.2  Form of Rights  Certificate  (Incorporated  by  reference to
                    Exhibit 3 of Form 8-A of the Registrant dated October 9, 2000 and filed with the Securities and Exchange Commission on October 10, 2000)

               10.1 Restated Loan  Agreement,  dated December 27, 1999,  between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Registrant for the fiscal year ended December 31, 1999)

               *27. Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports were filed on Form 8-K during the quarter ended September 30, 2000.

-----------------------
* Filed herewith.

                                   SIGNATURES



               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PARALLEL PETROLEUM CORPORATION


                                       BY:  /s/ THOMAS R. CAMBRIDGE
Date:   November 13, 2000
                                       ------------------------------------
                                       Thomas R. Cambridge
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer



Date:   November 13, 2000               BY:  /s/ LARRY C. OLDHAM
                                       ------------------------------------
                                       Larry C. Oldham,
                                       President and Principal Financial Officer