Form 10-K
period 2000-12-31
PARALLEL PETROLEUM CORP /DE/
filed 2001-04-02
CIK 750561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - K


          [X]       Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 2000

          [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                For the transition period from ______ to ______.

                       Commission File Number: 0 - 13305

                         PARALLEL PETROLEUM CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


       Delaware                                           75-1971716
------------------------------                         ----------------
State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


   110 North Marienfeld Street
One Marienfeld Place, Suite 465
       Midland, Texas                                       79701
----------------------------------------               ----------------
(Address of Principal Executive Offices)                  (Zip Code)


       Registrant's Telephone Number, Including Area Code: (915) 684-3727

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:


                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants
                  Rights to Purchase Series A Preferred Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     x                                  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 2001 was approximately $91,929,861, based on the last sale price of the common stock on the same date.

     At March 15, 2001 there were 20,428,858 shares of common stock outstanding.

                                      (i)


                                   FORM 10-K

                         PARALLEL PETROLEUM CORPORATION

                               TABLE OF CONTENTS


 Item No.                                                                Page

                                     PART I

Item  1.    Business                                                        1
Item  2.    Properties                                                     22
Item  3.    Legal Proceedings                                              24
Item  4.    Submission of Matters to a Vote
             of Security Holders                                           24

                                     PART II

Item  5.    Market for Registrant's Common Equity and
             Related Stockholder Matters                                   25
Item  6.    Selected Financial Data                                        26
Item  7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 27
Item  7A.   Quantitative and Qualitative Disclosures
             About Market Risk                                             38
Item  8.    Financial Statements and Supplementary Data                    39
Item  9.    Changes in and Disagreements with
             Accountants on Accounting and Financial
             Disclosure                                                    39

                                    PART III

Item  10.   Directors and Executive Officers of the Registrant             40
Item  11.   Executive Compensation                                         42
Item  12.   Security Ownership of Certain Beneficial Owners
             and Management                                                48
Item  13.   Certain Relationships and Related Transactions                 50


                                     PART IV

Item  14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                   51

                                      (ii)

           Cautionary Statements Regarding Forward-Looking Statements


     Some statements contained in our Form 10-K report are "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "continue," "present value," "future" or "reserves" or other variations or comparable terminology. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, we can't give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

     risks associated with the drilling of wells;

     competition;

     future capital requirements and availability of financing;

     fluctuations in prices of oil and gas;

     governmental regulations;

     geological concentration of our reserves; and

     general economic conditions.

     For these and other reasons, actual results may differ materially from those projected or implied. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements.

     Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks in other sections of this annual report and under the section Risk Factors beginning on page 18 of this annual report.

                                     PART I


ITEM 1. BUSINESS


General

     Parallel Petroleum is an independent energy company engaged in oil and natural gas exploration, development and production and the acquisition of producing properties. These activities are concentrated in two areas:

     the onshore gulf coast area of south Texas; and

     the Permian Basin of west Texas.

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

     As you read this report, it is important for you to understand our relationship with First Permian, L.L.C., a Delaware limited liability company. If you will turn to page 4 of this report, you will find information about First Permian and its acquisition of properties under the heading First Permian, L.L.C. Unless we state that the information about Parallel in this report includes Parallel's 30.675% membership interest in First Permian, you should keep in mind that references to Parallel, we, our or similar terminology exclude First Permian.

     Proved Reserves as of December 31, 2000

     At December 31, 2000, our estimated proved reserves were approximately 1.0 million Bbls of oil and 15.7 Bcf of natural gas. The present value of our pretax future net revenues, discounted at 10%, was approximately $90.9 million. Approximately 73% of our proved reserves were natural gas and approximately 70% were categorized as proved developed reserves.

     As of December 31, 2000, an independent engineering firm estimated that First Permian had total proved reserves of 48.1 million Bbls of oil and 5.9 Bcf of natural gas with a present value of pretax future net revenues, discounted at 10%, of $300.1 million. Based on our 30.675% interest in First Permian's oil and gas reserves, this represented 14.7 million Bbls of oil and 1.8 Bcf of natural gas with a present value of $92.1 million, net to Parallel's interest.

     The First Permian properties complement our existing Permian Basin production and reserves. The properties are long-lived with low decline rates, which helps offset the higher decline rates of our reserve base in the Yegua/Frio/Wilcox gas trend in south Texas. At December 31, 2000, the reserve life (total estimated proved reserves divided by the prior 12 months production) of First Permian's properties was approximately 34.6 years. This compares with a reserve life of our existing proved reserves at December 31, 2000 of approximately 5.6 years. At December 31, 2000, the reserve life of our properties, after including our 30.675% share of First Permian's reserves, is approximately 17.4 years.

     During 2000, we participated in drilling 32 gross (5.6 net) exploratory and development wells. Twenty-three gross (4.0 net) wells were productive and 9 gross (1.7 net) wells were dry holes.

     Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1984.

     Our executive offices are located at 110 Marienfeld Place, Suite 465, Midland, Texas 79701. Our telephone number is (915) 684-3727.

     Strategy

     Our primary objectives are to build oil and gas reserves, production, cash flow and earnings per share by exploring for new oil and gas reserves, acquiring oil and gas properties and optimizing production from existing oil and gas properties. Management seeks to achieve these objectives by:

     using advanced technologies to conduct exploratory activities;

     acquiring producing properties we believe add incremental value to our asset base;

     keeping debt levels low;

     concentrating activities in core areas to achieve economies of scale; and

     emphasizing cost controls.

     Following this strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and in the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas. Additionally, we have acquired oil and gas producing properties in the Permian Basin of west Texas. Capital utilized to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flow from operations.

     We continually screen, review and evaluate potential leases and prospects. Our sources for possible acquisitions of leases and prospects include independent landmen, independent oil and gas operators, geologists and engineers. We also evaluate properties that become available for purchase from major oil companies. If our review of an undeveloped lease or prospect or a producing property indicates that it may have geological characteristics favorable for 3-D seismic analysis, we may decide to acquire a working interest in the property or an option to acquire a working interest. In the case of producing properties, we also seek properties that are underperforming relative to their potential. To reduce our financial exposure in any one prospect and participate in more prospects, we enter into co-ownership arrangements with third parties under standard industry form operating agreements. This is common in the industry and enables us to share the drilling and related costs and dry-hole risks with other participants. From time to time, we sell prospects to third parties or farm-out prospects and retain an interest in revenues from these prospects.

     We strive to maintain low general and administrative expenses in our operations. Our concentrated geographic focus allows us to manage a relatively large asset base with few employees. We believe that our operational base allows us to acquire exploratory prospects and producing properties at relatively low incremental overhead costs and achieve economies of scale.

     We also pursue cost savings by using outside geological and geophysical consultants for our exploration and development efforts. We use independent contractors for all of our field operations.

     Intense competition among independent oil and gas producers requires us to react quickly to available exploration and acquisition opportunities. We try to position for these opportunities by maintaining:

     adequate capital resources for projects in our primary areas of operations;

     the technological capabilities to conduct a thorough evaluation of a particular project; and

     a small staff that is able to respond swiftly to exploration and acquisition opportunities.

     The steps we use to implement our business strategy include:

     Focusing on Exploration Activities

     We seek to increase our oil and gas reserves and production through targeted exploration activities in our core operating areas. We focus on prospects having the following characteristics:

     known geological and reservoir characteristics;

     locations near existing wells so data from existing wells can be correlated with seismic data for prospects; and

     a potential to have a meaningful impact on our reserves.

     When economic conditions are favorable and when we have sufficient capital resources, we believe we can maximize the value of our properties by accelerating drilling activities. This provides us an opportunity to replace reserves at a more rapid pace than existing reserves are produced.

     Using Advanced Technologies

     We believe use of 3-D seismic surveys and other advanced technologies provides us with a risk management tool. Our use of these technologies in exploring for and developing oil and gas properties can:

     reduce drilling risks;

     lower finding costs;

     provide for more efficient production of oil and natural gas from our properties; and

     locate reserves not detectable by using traditional means.

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

     We believe that using 3-D seismic, AVO and other technologies gives us a competitive advantage because of the increased likelihood of successful drilling. When we evaluate exploratory prospects in geographical areas where the use of 3-D seismic and other advanced technologies are not likely to provide any advantages, we use traditional evaluation methods, such as 2-D seismic technology.

     Serving as Geophysical Operator

     We prefer to serve as the geophysical operator of exploratory projects located in areas where we have experience using 3-D seismic technology. By doing so, we control the design, acquisition, processing and interpretation of 3-D surveys and, in most cases, determine drilling locations and well depths. The integrity of 3-D seismic analysis in our projects is enhanced by emphasizing quality controls throughout the data acquisition, processing and interpretation phases.

     We retain experienced outside consultants and participate with knowledgeable joint working interest owners when we acquire, process and interpret 3-D seismic surveys. When possible, we also attempt to correlate or model the interpretations of 3-D seismic surveys with wells previously drilled on or near the prospect being evaluated.

First Permian, L.L.C.

     We own an equity interest in First Permian, L.L.C., a Delaware limited liability company. On June 30, 1999, we joined with three other oil and gas companies and formed First Permian to acquire oil and gas properties from Fina Oil and Chemical Company. The acquired assets included oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas.

     On June 25, 1999, First Permian entered into a Merger Agreement with Fina Oil and Chemical Company. Under terms of the Merger Agreement, Fina transferred all of the oil and gas properties to a wholly owned subsidiary of Fina which was then merged into First Permian. Upon consummating the merger, and after giving effect to the purchase price adjustments required by the Merger Agreement, First Permian paid to Fina cash in the aggregate amount of approximately $92 million.

     The purchase was financed primarily with a bank credit facility for $74,000,000, subordinated notes totaling $16,000,000 and the sale of minerals for $5,000,000. The credit facility is collateralized by substantially all of First Permian's oil and gas properties.

     As of December 31, 2000, the subordinated notes had been paid in full.

     On October 5, 2000, First Permian restated its credit agreement dated June 30, 1999, which, among other things, released Parallel from its guarantee of $10,000,000 of First Permian's bank loans. First Permian's credit agreement was further amended on December 27, 2000 and a revolving credit facility of up to $110,000,000 was established with an initial borrowing base of $75,000,000 as of December 27, 2000. The loan matures on September 1, 2003.

     The founding members of First Permian were Parallel Petroleum, Baytech, Inc., Tejon Exploration Company and Mansefeldt Investment Corporation. On June 30, 1999, Parallel, Baytech, Tejon and Mansefeldt each contributed cash for initial membership interests of 22.5%, 22.5%, 27.5% and 27.5%, respectively. Effective May 31, 2000, First Permian's original limited liability company agreement was amended and restated to provide for, among other things, the admission of additional members, the issuance of a new class of preferred membership units and the issuance of additional common membership units in return for additional capital contributions totaling $20,000,000 from new members. As a result of the issuance of additional common membership units, our interest at June 30, 2000 was 28.665%.

     Concurrent with the cancellation on September 30, 2000 of a $3.1 million note receivable from one of the other members of First Permian, our interest increased to 30.675%. The note was collateralized by 80,000 common membership units of First Permian and upon cancellation, the 80,000 common membership units were acquired by First Permian. This transaction had the effect of reducing the total number of common membership units outstanding, decreasing one member's pro rata interest and increasing the interest of the remaining members of First Permian.

     At December 31, 2000, Parallel owned a 30.675% interest in First Permian.

     As a condition of obtaining bank financing to consummate the acquisition, First Permian was required to hedge a significant portion of its crude oil production. The remaining required hedge expires on June 30, 2001. A portion of First Permian's production will remain subject to a collar through December 2002, as indicated in the following table.



                           First Permian, LLC (100%)
                                Hedge Contracts


Type                Volume/Month        Term                     Price          Commodity
----                ------------        ----                     -----          ---------

Swap                91,000 barrels    1/1/01-6/30/01             $17.70         WTI NYMEX

Collar              40,000 barrels      7/01-12/02               $19.00 floor
                                                                 $24.80 ceiling WTI NYMEX

Collar              40,000 barrels      7/01-12/02               $18.00 floor
                                                                 $28.75 ceiling WTI NYMEX


Drilling Activities in 2000

     We are engaged in extensive drilling activities, primarily on properties in which Parallel already owns interests and, to a lesser extent, newly acquired properties. The scope of our exploration and development activities is affected by the price of oil and gas.

     In 2000, excluding transfers of assets held for sale, we spent approximately $6.6 million on oil and gas related capital expenditures, an increase of 47% over that expended in 1999. (See Note 11 to the Financial Statements.) The majority of this was spent in the Yegua/Frio/Wilcox gas trend. Because of the significantly higher oil and gas prices we received during 2000, our cash flows increased and additional funds were available to accelerate drilling activities from levels in 1999.

     For the year ended December 31, 2000, we participated in drilling 32 gross wells (5.62 net wells), of which 23 gross wells (3.96 net wells) are productive. This compares with 18 gross wells (5.0 net wells) drilled in 1999, of which 13 gross wells (3.32 net wells) were productive.

     Yegua/Frio/Wilcox Gas Trend

     During 2000, our principal exploration and development activities were concentrated in the Yegua/Frio/Wilcox gas trend, onshore the gulf coast of south Texas, in Dewitt, Jackson, Lavaca, Victoria and Wharton Counties. This trend has been our primary area of exploration activity since 1993.

     We participated in drilling 32 gross wells in 2000, of which 30 were drilled in the Yegua/Frio/ Wilcox gas trend. The following table shows the results of drilling activity in this trend.


                             2000 Drilling Activity
                          Yegua/Frio/Wilcox Gas Trend

 Target                  Depth Range                No. of
Formation                 (feet)                  Wells Drilled       Productive          Dry
---------                ----------               -------------       ----------         -----

 Yegua                   6,300 - 13,000                10                 7               3

 Frio                    6,400 -  8,400                20                15               5

 Wilcox                 13,200 - 17,500                 -                 -               -
                                                    --------           -------       -------

          Total                                        30                22               8
                                                    ========           =======       =======



     At March 1, 2001, we owned interests in 84 gross wells in south Texas.

     Our exploration activities in the Yegua/Frio/Wilcox gas trend are conducted under exploration agreements with third party participants. These agreements allow us to participate in the acquisition and ownership of:

     3-D seismic surveys;

     options to acquire oil and gas leasehold interests; and

     undivided working interests in oil and gas leases.

     Our exploration agreements include area of mutual interest provisions. Generally, an AMI is an agreed upon area of land which is subject to rights of first refusal among the participants. For example, if we acquire any minerals, royalty, overriding royalty, oil and gas leasehold or other interests in the AMI, we would be obligated to offer the other participants the right to purchase their pro rata share of the interest we acquired on the same terms that we acquired the interest. If the other participants elect not to acquire their pro rata share, we would then typically be free to retain or sell our interest for our own account.

     The 3-D seismic survey data we obtain is proprietary and shared only with our working interest partners. Typically, seismic data is obtained from seismic operations conducted over large blocks of acreage. Our actual working interest ownership in acreage surveys is less than the total area surveyed.

Drilling and Acquisition Costs

     The following table shows our oil and gas property acquisition, exploration and development costs for the periods indicated.


                                                          Year Ended December 31,
                                            --------------------------------------------------------
                                             2000 (1)       1999 (1)       1998      1997      1996
                                            ---------      ---------      ------    ------    ------
                                                            (in thousands)

Transfers from (to) undeveloped leases
    held for sale                           $ 2,128        $ (2,128)    $    -    $    -     $    60

Proved property acquisition  costs               23              42         89        918      3,839

Unproved property acquisition costs           3,372           1,979      6,034      7,710        369

Exploration costs                             2,163           1,856      8,556      9,604      8,669

Development costs                             1,087             639      3,873      4,877      3,963
                                            -------        --------     -------   -------    -------
                                            $ 8,773        $  2,388     $18,552   $23,109    $16,900
                                            =======        ========     =======   =======    =======



 -------------------

(1) Reflects costs associated with assets being held for sale in 1999 and transferred back to oil and gas property in 2000. The actual amounts spent on capital expenditures during 2000 and 1999, excluding transfers, were approximately $6.6 million and $4.5 million, respectively.


Drilling and Production Activities

     We have assembled a balanced portfolio of:

     lower risk natural gas projects in the Yegua/Frio/Wilcox gas trend;

     low risk infill oil development projects in the Permian Basin (through our interest in First Permian); and

     high risk/high potential Wilcox natural gas projects.

     Following are brief descriptions of the primary areas in which we conduct our drilling and production activities.

     Yegua/Frio/Wilcox Gas Trend

     Since 1993, we have concentrated our exploration efforts in the Yegua/Frio/Wilcox gas trend, drilling more than 140 wells with a 70% drilling success ratio and acquiring more than 800 square miles of proprietary 3-D seismic data on 22 projects. This seismic library is proprietary in the sense that only Parallel and its working interest partners have access to the data, and, most importantly, Parallel is the only partner with an interest in all of the 22 projects. In our opinion, it would be cost prohibitive for another company to duplicate this data base. With seismic data processing methods continually improving, we believe this data library has an indefinite shelf life and could yield new generations of prospects for many years.

     Using this data base, we have generated a multi-year prospect inventory ranging from lower risk/moderate impact to higher risk/higher impact prospects. With the cost of seismic acquisition activities paid for, we can allocate most of our future capital expenditure funds to data interpretation, drilling and completion activities and leasehold acquisition.

     The Yegua/Frio/Wilcox gas trend is a multi-pay trend with numerous productive formations. The primary producing formations, listed in order of depth, are the Miocene, Frio, Vicksburg, Yegua, and Wilcox formations. Our strategy has been to drill lower risk prospects in the Frio and Yegua formations, then to evaluate Miocene, Vicksburg and Wilcox leads.

     This trend, in our opinion, ranks among the top domestic exploration areas at this time.

     First, the trend contains primarily natural gas reserves. With the current strength of natural gas prices and with demand forecasted to remain strong, this is an excellent area to concentrate capital dollars.

     Second, the trend is located in what is often referred to as "pipeline alley." Natural gas pipelines and distribution systems are in close proximity, which means successful wells can usually be connected within a 30-day time period.

     Third, we have extensive experience in the area and have been actively exploring for new reserves since 1993.

     Fourth, the return on investment is attractive, as is the potential to discover significant natural gas reserves.

     Using this same data base, we completed a regional Wilcox study last year and identified 12 high potential/high risk Wilcox prospects. We believe our Wilcox 3-D Gas Project presents a unique opportunity to drill untested structures in the Wilcox formation and have leased approximately 30,000 acres in connection with the project. If any one of the Wilcox prospects is successful, it would have a major positive impact on Parallel's proved reserves.

     To manage financial risks associated with the Wilcox Project, which has a significantly higher risk profile than Yegua and Frio prospects, we intend to bring in industry partners and reduce our average 50% working interest in the project.

     Contingent on rig availability, we plan to spud the first Wilcox well in the second quarter of 2001. We have initially budgeted $3.0 million, net to our interest, in 2001 to drill Wilcox prospects.

     Permian Basin of West Texas

     Before entering the gulf coast area of south Texas in 1993, our principal activities were focused on acquiring producing properties in the Permian Basin of west Texas. These properties produce primarily crude oil. At December 31, 2000, excluding our ownership interest in First Permian's properties, we operated of all our Permian Basin properties.

     We emphasize an ongoing program of enhancement, remedial and development drilling activities on our Permian Basin properties when oil prices are at levels to support these activities. In 2000, because we concentrated our capital budget in the Yegua/Frio/Wilcox gas trend, we limited our capital expenditures on our Permian Basin properties primarily to those activities necessary to maintain optimum well performance.

     When funds are available to support enhancement, remedial and development drilling activities on our Permian Basin properties, we intend to allocate available funds for these activities. Enhancement and remedial activities include:

     recompleting existing wellbores;

     restimulating producing reservoirs;

     identifying potential infill drilling locations;

     making   mechanical   improvements  to  surface   facilities  and  downhole
     equipment; and

     reviewing  the   practicality  of  applying  new  drilling  and  production technologies that could either improve recovery potential or result in the discovery of a new reservoir.

     From time to time, we may also renegotiate gas purchase contracts or reconfigure gathering lines. In connection with our enhancement operations, we routinely review the performance and economics of our oil and gas properties. When necessary, we take corrective action, such as:

     shutting in temporarily uneconomic properties;

     plugging wells we believe to be permanently impaired or depleted;

     terminating oil and gas leases that are uneconomic under existing operating conditions; and/or selling properties to third parties.

     During 2001, we expect our principal exploration and development activities will continue to be concentrated in the Yegua/Frio/Wilcox gas trend and in the Permian Basin, primarily through our 30.675% ownership in First Permian.

     With the benefit of stable oil and gas prices, we expect to increase our oil and gas related capital expenditure budget by 21% to approximately $8.0 million in 2001. Of this amount, $5.0 million will be used to drill approximately 30 Frio and Yegua wells and $3.0 million to commence drilling activities on our Wilcox 3-D Gas Project.

     First Permian, L.L.C. Operations

     Through our 30.675% interest, in 2001 we will participate in First Permian's infill drilling and major workover program. First Permian's exploitation and production activities are focused primarily on oil producing properties in the Permian Basin of west Texas. The majority of its properties produce from shallow producing intervals well depths range from 2,500 feet to 7,500 feet and include the San Andres, Glorietta and Clearfork formations.

     These are mature, long-lived reserves with low decline rates, a predictable production profile and successful secondary and tertiary recovery programs in place and field-tested. Proved undeveloped potential is significant, with more than 450 low risk infill locations identified that will require minimal capital expenditures to exploit.

     For the year 2001, First Permian has budgeted approximately $18.0 million to continue drilling low-risk, infill wells and conduct major remedial and workover activities. This is an increase of approximately 33% when compared with its $13.5 million budget implemented in July 2000. The majority of the 2001 budget will be spent on properties operated by First Permian and will be used to drill approximately 94 infill wells, primarily on the Southeast Westbrook and North Robertson Units, for recompletions, workovers and facilities upgrades and for secondary and tertiary activities.

     First Permian operates each of its largest four core properties, as detailed in the following table.


                               First Permian, LLC
                                Core Properties


                                                  Working Interest/
Property            Acres          Operator       Net Revenue Interest     Formation
---------           -----          --------       --------------------     ----------


Westbrook SE        3,680          First Permian       87.6/72.5%          Clearfork/3200'

N. Robertson        5,633          First Permian       42.5/35.0%          Clearfork/5900-7200'

East Penwell        3,900          First Permian       53.1/46.3%          San Andres/3800'

Whiteface           3,375          First Permian       100.0/85.0%         San Andres/5000'


Oil and Natural Gas Prices are Volatile

     Our revenues, profitability and cash flows are highly dependent on the prices we receive for our oil and natural gas. Oil and natural gas prices have continued to improve and stabilize since mid-1999.

     If prices should decline substantially from current levels for a sustained period of time, this could have a material adverse effect on our future operations and financial condition.

     Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors beyond our control. These factors include:

     weather conditions;

     the supply of foreign oil;

     the level of product demand;

     overall economic conditions;

     the price and availability of alternative fuels; and

     changes in the supply of and demand for oil and natural gas in domestic and foreign markets.

     The average prices we received for the oil and natural gas we produced in 2000, 1999 and 1998 are shown in the following table:


                               Average Price Received for the
                                   Year Ended December 31,
                         --------------------------------------
                            2000          1999          1998
                           ------        ------        ------
Oil (Bbl)                $ 28.88       $ 17.32        $ 12.49

Natural gas (Mcf)        $  4.38       $  2.27        $  2.04


     The average price we received for our oil sales at March 15, 2001 was approximately $25.25 per Bbl. At the same date, the average price we received for our natural gas was approximately $5.00 per Mcf. At December 31, 2000, on a Mcfe basis, approximately 78% of our daily production was natural gas and 22% was oil. There is substantial uncertainty regarding future oil and gas prices and we can provide no assurance that prices will remain at current levels.

Part of Our Business is Seasonal in Nature

     Weather conditions affect the demand for and prices of natural gas and can also delay drilling activities, disrupting our overall business plans. Historically, demand for natural gas has been typically higher during winter months.

Our Oil and Gas Operations Are Subject to Many Inherent Risks

     Oil and gas drilling activities and production operations are highly speculative and involve a high degree of risk. These operations are marked by unprofitable efforts because of dry holes and wells that do not produce oil or gas in sufficient quantities to return a profit. The success of our operations depends, in part, upon the ability of our management and technical personnel. The cost of drilling, completing and operating wells is often uncertain. There is no assurance that our oil and gas drilling or acquisition activities will be successful, that any production will be obtained, or that any such production, if obtained, will be profitable.

     Our operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas. These hazards and risks include:

     encountering unusual or unexpected formations and pressures;

     explosions, blowouts and fires;

     pipe and tubular failures and casing collapses;

     environmental pollution; and

     personal injuries.

     Any one of these potential hazards could result in accidents, environmental damage, personal injury, property damage and other harm that could result in substantial liabilities to us.

     As is customary in the industry, we maintain insurance against some, but not all, of these risks. We maintain general liability insurance and obtain insurance against blowouts on a well-by-well basis. We do not carry insurance against pollution risks. If we sustain an uninsured loss or liability, our ability to operate could be materially adversely affected.

     Our oil and gas operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

Executive Officers of Parallel

     At March 15, 2001, Parallel's executive officers were Thomas R. Cambridge and Larry C. Oldham.

     Mr. Cambridge, age 65, is the Chief Executive Officer and Chairman of the Board of Directors of Parallel. He is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such activities have been carried out through Cambridge Production, Inc., a Texas corporation. Mr. Cambridge has served as a Director of Parallel since February 1985; as President during the period from October 1985 to October 1994; and as Chairman of the Board of Directors and Chief Executive Officer since October 1985. He received a Bachelors degree in geology from the University of Nebraska in 1958 and a Masters of Science degree in 1960.

     Mr. Oldham, age 47, is a founder of Parallel. He has served as an officer and Director since Parallel's formation in 1979. He served as Executive Vice President until October 1994 when he became President. He received a Bachelor of Business Administration degree from West Texas State University in 1975. Mr. Oldham is a member of the Permian Basin Landman's Association.

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

Employees

     At March 15, 2001, Parallel had seven full time employees. Mr. Cambridge serves in the capacity of a consultant and not as a full-time employee. Parallel also retains independent land, geological, geophysical and engineering consultants and expects to continue to do so in the future. Additionally, Parallel retains six contract pumpers on a month-to-month basis.

     We consider our employee relations to be satisfactory. None of our employees are represented by a union and we have not experienced work stoppages or strikes.

Wells Drilled

     The following table shows certain information concerning the number of gross and net wells we drilled during the three-year period ended December 31, 2000.



                          Exploratory Wells (1)              Development Wells (2)
                    --------------------------------    --------------------------------
   Year Ended         Productive           Dry            Productive            Dry
   December 31,     --------------    --------------    --------------     --------------
                    Gross     Net     Gross     Net      Gross    Net       Gross    Net
                    -----    -----    -----    -----    ------   -----     ------   -----


   2000             20.0     3.40      7.0     1.22       3.0     .56         2.0    .45

   1999             11.0     2.50      5.0     1.70       2.0     .80          .0    .00

   1998              9.0     2.16      8.0     1.71       4.0    1.16         2.0    .45


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

     At March 15, 2001, we were participating in the drilling of 3 gross (.86 net) gas wells in Victoria, Dewitt and Jackson Counties, Texas.

Volumes, Prices and Lifting Costs

     The following table shows certain information about our production, including the volumes of oil and gas we produced, the average sales prices per Mcf of gas and Bbl of oil produced, and the average production, or lifting, cost per EBO for the three-year period ended December 31, 2000.

                                                       Year Ended December 31,
                                             ------------------------------------------
                                                  2000           1999           1998
                                             ------------    -----------    ----------

Net Production:
     Oil (Bbls)                                   165,137        163,696        185,474
     Gas (Mcf)                                  2,821,815      2,708,516      3,275,882
     EBO(1)                                       635,440        615,115        731,454

Average Sales Price:
     Oil (per Bbl)                           $     28.88     $    17.32       $   12.49
     Gas (per Mcf)                           $      4.38     $     2.27       $    2.04
     EBO                                     $     26.96     $    14.59       $   12.31

Average Production (Lifting) Cost per EBO    $      4.88     $     3.83       $    3.33

Operating Margin per EBO(2)                  $     22.08     $    10.76       $    8.98

Depletion per EBO                            $      8.18     $     8.30       $    8.07


---------------------------

(1) An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2) Operating margin is determined by deducting the average production cost per EBO from the average sales price per EBO.

     Our gas sales represented approximately 72% of our combined oil and gas sales for the year ended December 31, 2000 versus 68% for December 31, 1999.

Markets and Customers

     Our oil and gas production is sold at the well site on an as produced basis at market-related prices in the areas where the producing properties are located. We do not refine or process any of the oil or natural gas we produce and all of our production is sold to unaffiliated purchasers on a month-to-month basis.

     In the following table, we show the purchasers that accounted for 10% or more of our revenues during the specified years.


                                                  2000           1999           1998
                                                  ----           ----           ----

EOTT Energy Operating Limited Partnership           -              -             11%

Cox & Perkins Exploration, Inc.                     -             14%            24%

Allegro Investments, Inc.                          22%            27%            22%

Brayton Operating Corp.                            -              26%            18%

Pure Resources, Inc.                               16%             -              -


     We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce. Other purchasers are available in our areas of operations.

     Our future ability to market our oil and gas production depends upon the availability and capacity of gas gathering systems and pipelines and other transportation facilities. We do not currently own or operate our own pipelines or transportation facilities, and we are dependent on third parties to transport our products.

     We are not obligated to provide a fixed and determinable quantity of oil or natural gas under any existing arrangements or contracts.

     Our business does not require us to maintain a backlog of products, customer orders or inventory.

Office Facilities

     Our corporate offices consist of approximately 5,776 square feet of leased space in Midland, Texas. Our current rental rate is $3,927 per month until May 31, 2004, when the lease expires.

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

     We are also affected by competition for drilling rigs and the availability of related equipment. With relatively high oil and gas prices, the oil and gas industry typically experiences shortages of drilling rigs, equipment, pipe and qualified field personnel. We are unable to predict when or to what extent our exploration and development activities will be affected by rig, equipment or personnel shortages.

     The principal resources we need for acquiring, exploring, developing, producing and selling oil and gas are:

     leasehold prospects under which oil and gas reserves may be discovered;

     drilling rigs and related equipment to explore for such reserves; and

     knowledgeable and experienced personnel to conduct all phases of oil and gas operations.

Oil and Gas Regulations

     Our operations are regulated by certain federal and state agencies. Oil and gas production and related operations are or have been subject to:

     price controls;

     taxes; and
     environmental and other laws relating to the oil and gas industry.

     We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such interpretations or new laws and regulations may have on our business, financial condition or results of operations.

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

     the unitization or pooling of oil and gas properties;

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

     require prior governmental authorization for certain activities;

     limit or prohibit activities because of protected areas or species;

     impose substantial liabilities for pollution related to our operations or properties; and

     provide significant penalties for noncompliance.

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

     containment or cleanup;

     personal injury;

     property damage; and

     penalties assessed or other claims sought for natural resource damages.

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

     Solid Waste. Parallel generates non-hazardous solid wastes that fall under the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. The EPA and the states in which we operate are considering the adoption of stricter disposal standards for the type of non-hazardous waste we generate. The Resource Conservation and Recovery Act also governs the generation, management, and disposal of hazardous wastes. At present, we are not required to comply with substantial portion of the Resource Conservation and Recovery Act requirements because our operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during operations, could in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such change in the regulations may result in Parallel incurring additional capital expenditures or operating expenses.

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

Risk Factors

Declining oil and gas prices may cause us to record ceiling test write-downs

     We use the full cost method of accounting to account for our oil and gas operations. This means that we capitalize the costs to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the capitalized costs of oil and gas properties may not exceed a "ceiling limit", which is based on the present value of estimated future net revenues, net of income tax effects, from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. Theses rules generally require pricing future oil and gas production at the unescalated oil and prices in effect at the end of each fiscal quarter. If capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a ceiling test write-down. This noncash impairment charge does not affect cash flow from operating activities but it does reduce stockholders' equity.

     The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices decline. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.

     During the fourth quarter of 1999, we recognized a noncash impairment charge of $1,705,000 related to our oil and gas reserves and unproved properties. This impairment of our oil and gas assets was primarily the result of a decrease in our year-end proved reserves. We did not recognize an impairment in 2000. We cannot assure you that we will not experience ceiling test write-downs in the future.

We are subject to many restrictions under our loan agreement

     Under our loan agreement with Bank United, Midland, Texas, substantially all of our assets are encumbered and we are subject to various restrictions on our ability to obtain additional financing, make investments, pay dividends, lease equipment, sell assets and engage in business combinations. We are also required under the loan agreement to comply with certain financial covenants and maintain certain financial ratios. The loan agreement prohibits us from declaring or paying dividends on our common stock but we are permitted to pay dividends on our outstanding 6% convertible preferred stock as long as we are not in default under the loan agreement. Although we are currently in compliance with the foregoing restrictions and provisions, in the past we have had to request waivers from our banks because of our non-compliance with certain financial covenants and ratios. Our ability to comply in the future with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the loan agreement could result in a default under the loan agreement, which could cause all of our existing indebtedness to be immediately due and payable. It is also an event of default under the loan agreement if a material adverse change occurs in our financial or business condition.

     The loan agreement limits the amounts we can borrow to a borrowing base amount, determined by Bank United in its sole discretion, based upon projected revenues from the oil and gas properties securing our loan. Bank United can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the loan agreement. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and gas properties as additional collateral. We do not currently have any substantial unpledged properties and no assurance can be given that if the borrowing base was reduced significantly that we would be able to make any mandatory principal prepayments required by Bank United.

Our producing properties are concentrated

     Substantially all of our producing properties are located in the State of Texas. At December 31, 2000, excluding our interest in First Permian, approximately 47% of the PV-10 value of our proved reserves was concentrated in the Gulf Coast region of south Texas and approximately 53% of the PV-10 value of our proved reserves was concentrated in the Permian Basin of west Texas.

     The occurrence of mechanical problems, adverse weather conditions, or other events that cause curtailment or cessation of production from wells in which we own an interest could have a material adverse effect on us. We will remain vulnerable to a disproportionate impact of delays or interruptions of production from these wells until we develop a more diversified production base.

     Any material harm to the current producing reservoirs or any significant governmental regulations with respect to these wells, including any curtailments of production or interruptions of transportation of oil or gas produced from the wells could have a material adverse effect on our liquidity and results of operations.

We do not control all operations and development

     Substantially all of our business activities are conducted through joint operating agreements under which we own partial interests in oil and gas wells.

     At December 31, 2000, excluding our interest in First Permian, we owned interests in 76 gross (69.7 net) oil and gas wells where we are the operator and 100 gross (24.5 net) oil and gas wells where we are not the operator.

     If we do not operate the wells in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties.

     Since we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

We are highly dependent upon key personnel and a small management team

     Our success is highly dependent upon the services, efforts and abilities of Thomas R. Cambridge, the Chairman of the Board of Directors and Chief Executive Officer of our company, and Larry C. Oldham, the President and a Director of our company. Our operations could be materially and adversely affected if Mr. Cambridge or Mr. Oldham become unavailable for any reason.

     We believe that our operations are dependent to some degree upon the availability of outside advisors and consultants, including geophysicists who provide 3-D seismic survey expertise.

     We do not have employment agreements or long term contractual arrangements with any of our officers, employees or consultants. In periods of improving market conditions, our ability to obtain and retain qualified consultants on a timely basis may be adversely affected.

     Parallel is the owner and beneficiary of life insurance policies on the lives of Mr. Cambridge and Mr. Oldham in the amounts of $1 million and $5 million, respectively.

     At December 31, 2000, we had seven full-time employees. Our future growth and profitability will also be dependent upon our ability to attract and retain other qualified management personnel and to effectively manage our growth. There can be no assurance that we will be successful in doing so.

The oil and gas industry is capital intensive

     The oil and gas industry is capital intensive. We make substantial capital expenditures for the acquisition, exploration for and development of oil and gas reserves.

     Historically, we have financed capital expenditures primarily with cash generated by operations, proceeds from bank borrowings and sales of equity securities. In addition, we may consider selling non-core assets to raise additional operating capital. From time to time, we may also reduce our ownership interests in 3-D seismic and other projects in order to reduce our capital expenditure requirements, depending on our working capital needs.

     Our cash flow from operations and access to capital are subject to a number of variables, including:

     our proved reserves;

     the level of oil and gas we are able to produce from existing wells;

     the prices at which oil and gas are sold; and

     our ability to acquire, locate and produce new reserves.

     Any one of these variables can materially affect the borrowing base availability under our revolving credit facility with our bank lender.

     If our revenues or the borrowing base under our loan agreement decrease as a result of lower oil and gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future drilling projects.

     We may, from time to time, seek additional financing, either in the form of increased bank borrowings, sales of debt or equity securities or other forms of financing. We do not have any agreements at the present time for any additional financing and there can be no assurance as to the availability or terms of any additional financing.

     If our capital resources and earnings are insufficient to fund our exploration and development activities or repay our bank debt when due, we will need to obtain additional funds through public or private financings or additional borrowings. No assurance can be given as to our ability to obtain any such capital resources. If we are not able to obtain the necessary capital, our results of operations and financial condition could be materially adversely affected. If, however, additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders at that time could be diluted and, in addition, such equity securities may have rights, preferences or privileges senior to those of the common stock.

We don't pay dividends on our common stock

     We have never paid dividends on our common stock, and do not intend to pay cash dividends on the common stock in the foreseeable future. Net income from our operations, if any, will be used for the development of our business, including capital expenditures, to retire debt and to pay dividends on our outstanding shares of preferred stock. Any decision to pay dividends on our common stock in the future will depend upon our profitability at that time, the available cash and other factors. Our ability to pay dividends on our common stock is further limited by the terms of our loan agreement and the terms of our preferred stock.

Changes in control may be discouraged

     Our certificate of incorporation, our bylaws and the Delaware General Corporation Law contain provisions that may discourage other persons from initiating a tender offer or takeover attempt that a stockholder might consider to be in the best interests of all stockholders, including takeover attempts that might result in a premium to be paid over the market price of our stock.

     On October 5, 2000, our Board of Directors adopted a stockholder rights plan designed to protect Parallel from unfair or coercive takeover attempts and to prevent a potential acquiror from gaining control of Parallel without fairly compensating all of the stockholders. The plan authorized 50,000 shares of $0.10 par Series A Preferred Stock Purchase Rights. A dividend of one Right for each share of our outstanding common stock was distributed to stockholders of record at the close of business on October 16, 2000. If a public announcement is made that a person has acquired 15% or more of Parallel's common stock or a tender or exchange offer is made for 15% or more of the common stock, each Right entitles the holder to purchase from the company one one-thousandth of a share of Series A Preferred Stock, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment. In addition, under certain circumstances, the rights entitle the holders to buy Parallel's stock at a 50% discount. See Notes 4 and 9 to Financial Statements, on pages F-14 and F-19, respectively, for additional information.

     We are authorized to issue 10,000,000 shares of preferred stock, 974,500 shares of which are outstanding. Our Board of Directors has total discretion in the issuance and the determination of the rights and privileges of any shares of preferred stock which might be issued in the future, which rights and privileges may be detrimental to the holders of the common stock. Also, the issuance of preferred stock in the future could discourage, delay or prevent a tender offer, proxy contest or other similar transaction involving a potential change in control of Parallel that might by viewed favorably by stockholders.

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

Producing Wells and Acreage

     We have presented the following table to provide you with a summary of the producing oil and gas wells and the developed and undeveloped acreage in which we owned an interest at December 31, 2000. We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests.



                         Producting Wells                              Acreage
               -------------------------------------     ----------------------------------------
                     Oil                 Gas                 Developed           Undeveloped
               -----------------   -----------------     ------------------    ------------------
                Gross    Net (1)    Gross    Net (1)      Gross     Net (2)     Gross     Net (2)
               ------- ---------   -------  --------     ------    --------    ------    --------

Texas            78        60.9        98      34.2      51,467     30,996     52,123      13,014

New Mexico       -          -          -         -           -         -       11,357         340
                ---        ----       ---      ----      ------     ------     ------      ------
     Total       78        60.9        98      34.2      51,467     30,996     63,480      13,354
                ===        ====       ===      ====      ======     ======     ======      ======

--------------------

(1) Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(2) Net acres are computed by multiplying the number of gross acres by our working interest in the gross acres.

     At December 31, 2000, we were operating 76 gross wells in which we also owned interests. Approximately 48% of the discounted present value of our oil and gas reserves as of December 31, 2000 is attributable to wells operated by us. As operator, we supervise the drilling, completion and production of wells and the further development of surrounding properties.

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

Oil and Gas Reserves

     Our oil and gas reserves were estimated as of December 31, 2000 by Williamson Petroleum Consultants, Inc., Midland, Texas.

     At December 31, 2000, excluding our 30.675% interest in First Permian's oil and gas reserves, our estimated proved reserves were approximately 1.0 million Bbls of oil and 15.7 Bcf of gas, or 3.6 million EBO.

     The   information  in  the  following   table  provides  you  with  certain
information regarding our proved reserves at December 31, 2000.


                                               Proved                Proved
                                             Developed           Undeveloped         Total
                                              ---------           -----------         -----

Oil (Bbls)                                      570,851               402,156           973,007

Gas (Mcf)                                    11,576,608             4,109,360        15,685,968

Future Net Revenues (before income taxes) $ 107,229,435         $  37,038,329     $ 144,267,764

Present Value of Future Net Revenues
   (before income taxes)                  $  72,486,636         $  18,463,955     $  90,950,591



     For additional information concerning our estimated proved oil and gas reserves, you should read Note 17 to the Financial statements. See Item 8 - Financial Statements and Supplementary Data.

     The   information  in  the  following   table  provides  you  with  certain
information regarding our 30.675% interest in First Permian's proved reserves at December 31, 2000.



                                              Developed           Undeveloped         Total
                                              ---------           -----------         -----
Oil (Bbls)                                    7,505,547             7,236,780         14,742,327

Gas (Mcf)                                     1,251,195               567,432          1,818,627

Future Net Revenues (before income taxes)  $113,962,997          $106,096,369       $220,059,366

Present Value of Future Net Revenues
   (before income taxes)                   $ 54,513,476          $ 37,536,012       $ 92,049,488


     For additional information concerning our 30.675% interest in First Permian's estimated proved oil and gas reserves, you should read Note 15 to the Financial statements. See Item 8 - Financial Statements and Supplementary Data.

     The reserve data in these reports represent estimates only. Reservoir engineering is a subjective process. There are numerous uncertainties inherent in estimating our oil and natural gas reserves and their estimated values. Many factors are beyond our control. Estimating underground accumulations of oil and natural gas cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production after the date of such estimates. Consequently, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

ITEM 3. LEGAL PROCEEDINGS

     At March 15, 2001 we were involved in two lawsuits incidental to our business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. See Note 16 to the Financial Statements for additional information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We did not submit any matter to a vote of our stockholders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock trades on the Nasdaq National Market under the symbol PLLL. The following table shows, for the periods indicated, the high and low closing sales prices for the common stock as reported by Nasdaq.

                                                           Price Per Share
                                                       ------------------------
                                                          High            Low
                                                       --------        --------
       1998

                First quarter                           $7.06           $5.37
                Second quarter                          $6.25           $4.12
                Third quarter                           $4.93           $2.62
                Fourth quarter                          $2.93           $1.34

        1999

                First quarter                           $1.87           $1.00
                Second quarter                          $2.34           $1.25
                Third quarter                           $3.00           $1.75
                Fourth quarter                          $2.53           $1.37

        2000

                First quarter                           $4.19           $1.59
                Second quarter                          $3.00           $1.75
                Third quarter                           $4.69           $2.56
                Fourth quarter                          $4.69           $3.00


     The last sale price of our common stock on March 15, 2001 was $4.50 per share, as reported on the Nasdaq National Market.

     As of March 15, 2001, there were approximately 3,064 stockholders of record.

Dividends

     We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. The revolving credit facility we have with our bank lender prohibits the payment of dividends on the common stock. Our 6% convertible preferred stock also contains provisions that restrict us from paying dividends or making distributions on our common stock if all dividends on the preferred stock have not been paid in full. Any dividends on our preferred stock that are not declared and paid will accumulate and all accumulated dividends must be paid in full before dividends may be paid to holders of common stock. The credit facility allows us to pay dividends on our outstanding shares of preferred stock as long as we are not in default under the terms of the credit facility. The holders of the preferred stock are entitled, as and when declared by the Board of Directors, to receive an annual dividend of $.60 per share, payable semi-annually on June 15 and December 15 of each year. See "Risk Factors" on page 18 and "Management's Discussion and Analysis of Financial Condition and Results of Operations Capital Resources and Liquidity" on page 34.

ITEM 6. SELECTED FINANCIAL DATA

     In the following table, we provide you with selected historical financial data. We have prepared this information using the audited financial statements of Parallel for the five-year period ended December 31, 2000. It is important that you read this data along with our financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below. The selected financial data provided are not necessarily indicative of our future results of operations or financial performance.


                                                                 Year Ended December 31,
                                       -------------------------------------------------------------------------
                                            2000            1999(1)        1998(2)        1997          1996
                                       -------------    ------------   ------------   ------------  ------------

Operating revenues                      $ 17,134,502    $  8,974,041   $  9,001,582   $ 12,614,242  $ 14,167,470

Operating expenses                      $  9,530,266    $ 10,173,995   $ 24,056,923   $  7,968,146  $  6,945,168

Net income (loss)                       $  5,977,328    $ (2,450,457)  $(12,995,910)  $  2,743,930  $  4,330,654

Cumulative preferred stock dividend     $   (609,063)   $   (609,063)  $   (276,712)            -             -

Net income (loss) available to
   common  stockholders                 $  5,368,265    $ (3,059,520)  $(13,272,622)  $  2,743,930  $  4,330,654

Net income (loss) per common share
     Basic                              $       0.26    $      (0.16)  $      (0.73)  $       0.15  $       0.29

     Diluted                            $       0.25    $      (0.16)  $      (0.73)  $       0.15  $       0.28

Cash dividends - common stock                     -               -              -              -             -

Weighted average common shares
  and common  stock equivalents
   outstanding:
     Basic                                20,331,858      18,549,214     18,300,998     17,862,792    14,957,404

     Diluted                              23,465,492      18,549,214     18,300,998     18,640,990    15,693,258

Present value of proved oil and gas
   reserves  discounted at 10% (before
   estimated federal income taxes)      $ 90,950,591    $ 25,498,996   $ 26,822,980   $ 46,419,580  $ 67,015,980

Working capital                         $  2,760,837    $    (71,647)  $    128,813   $ (2,162,139) $    351,517

Total assets                            $ 46,456,437    $ 43,264,070   $ 46,564,782   $ 49,855,532  $ 38,098,169

Total liabilities                       $ 15,288,069    $ 17,463,967   $ 20,839,642   $ 20,736,779  $ 13,380,034

Long term debt, less current maturities $ 11,624,000    $ 12,300,000   $ 18,035,889   $ 12,182,610  $  8,521,391

Total stockholders' equity              $ 31,168,368    $ 25,800,103   $ 25,725,140   $ 29,118,753  $ 24,718,135


-------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis are intended to assist you in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2000. You should read the following discussion and analysis in conjunction with our financial statements and the related notes.

     The  following  discussion  contains  forward-looking   statements.  For  a
description  of  limitations   inherent  in  forward-looking   statements,   see
"Cautionary Statement Regarding Forward-Looking Statements" on page ii.

Basis of Presentation

     We account for our 30.675% interest in First Permian using the equity method of accounting. Under the equity method of accounting, we record our investment in First Permian at cost on the balance sheet. This is increased or reduced by our proportionate share of First Permian's income or loss, which is presented as one amount in the statement of income. Our 30.675% share of First Permian's oil and gas reserves is presented separately under our oil and gas reserve information in Note 15 to the Financial Statements.

     At December 31, 2000, we had recorded a loss of $500,576 in our investment in First Permian. Our loss is recorded as a net liability in our investment to the extent that we had guaranteed $10,000,000 of the debt of First Permian. Effective October 25, 2000, we were released from this guarantee and , although we continue to utilize the equity method of accounting, our financial statements no longer include First Permian's losses because we are released from our guarantee. To the extent First Permian generates income in excess of losses, we will then recognize our share of the net income on our financial statements.

General

     Our primary objectives are to build oil and gas reserves, production, cash flow and earnings per share by exploring for new oil and gas reserves, acquiring oil and gas properties and optimizing production from existing oil and gas properties. Management seeks to achieve these objectives by:

     using advanced technologies to conduct exploratory activities;

     acquiring producing properties we believe add incremental value to our asset base;

     keeping debt levels low;

     concentrating activities in core areas to achieve economies of scale; and

     emphasizing cost controls.

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

Operating Performance

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

     seasonal demand;

     weather;

     hurricane conditions in the Gulf of Mexico;

     availability of pipeline transportation to end users;

     proximity of our wells to major  transportation  pipeline  infrastructures;
     and

     to a lesser extent, world oil prices.

     Additional factors influencing our overall operating performance include:

     production expenses;

     overhead requirements; and

     costs of capital.

     Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

     cash flow from operations,

     sales of our equity securities, and

     bank borrowings.

     Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. (See Note 11 to the Financial

Statements.) These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized.

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

     Depletion per equivalent unit of production EBO was $8.18 versus $8.30 in 1999 and $8.07 in 1998. The decrease per BOE in 2000 was a result of a decrease of $2,890,373 in the net oil and gas properties depletable base coupled with a disproportionate decrease in total beginning of the year reserves of 289,156 BOEs.

Results of Operations

     Our business activities are characterized by frequent, and sometimes significant, changes in our:

     reserve base;

     sources of production;

     product mix (oil versus gas volumes); and

     the prices we receive for our oil and gas production.

     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three years ended December 31, 2000, 1999 and 1998.


                                                            Year Ended December 31,
                                                 -------------------------------------------
                                                      2000         1999(1)         1998(2)
                                                  ----------    -----------     -----------

Production and prices:
    Oil (Bbls)                                       165,137        163,696        185,474
    Natural gas (Mcf)                              2,821,815      2,708,516      3,275,882
    EBO (Bbls)                                       635,440        615,115        731,454
    Oil price (per Bbl)                           $    28.88      $   17.32     $    12.49
    Gas price (per Mcf)                           $     4.38      $    2.27     $     2.04
    Ratio of oil to gas price                         6.59/1         7.63/1         6.12/1
    Increase (decrease) in production
        volumes over prior year                           3%          (16%)           (1%)

Results of operations per EBO:
    Oil and gas revenues                          $    26.96     $    14.59     $    12.31

    Costs and expenses:
        Production costs                               4.88            3.83           3.33                        -
        General and administrative                     1.88            1.31           1.23
        Provision for losses on trade receivables        -              .14             -
        Depreciation, depletion and amortization       8.25            8.49           8.16
        Impairment of oil and gas properties             -             2.77          20.17
                                                  ---------      ----------     ----------
             Total costs and expenses                 15.01           16.54          32.89
                                                  ---------      ----------     ----------
    Operating income (loss)                           11.97           (1.95)        (20.58)

    Equity interest in earnings (loss) of
        First Permian, L.L.C.                         (0.79)           0.32            -

    Interest expense, net                             (1.76)          (2.39)       (1 .89)

    Other income, net                                   .19             .03           .46
                                                  ---------      ----------     ----------
        Pretax income (loss) per EBO              $    9.61      $    (3.99)    $   (22.01)
                                                  =========      ==========     ==========

-------------------

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


                                                        Year Ended December 31,
                                                 -------------------------------------
                                                   2000          1999(1)       1998(2)
                                                 -------        --------       -------
Oil and gas revenues                              100.0%         100.0%         100.0%

Costs and expenses:
    Production costs                               18.1           26.2           27.0
    General and administrative                      6.9            8.9            9.5
    Provision for loss on trade receivables          -             1.0             .5
    Depreciation, depletion and
        amortization                               30.6           58.2           66.3
    Impairment of oil and gas properties             -            19.0          163.9

                                                -------        -------        -------
        Total costs and expenses                   55.6          113.3          267.2
                                                -------        -------        -------
        Total costs and expenses

Operating income (loss)                            44.4          (13.3)        (167.2)

Equity interest in earnings (loss) of
     First Permian, L.L.C.                         (2.9)           2.2             -

Interest expense, net                              (6.5)         (16.4)         (15.3)

Other income, net                                    .7             .2            3.8
                                                -------        -------        -------
Pretax income (loss)                               35.7          (27.3)        (178.7)

Income tax (expense) benefit                       (0.8)            -            34.4
                                                -------        -------        -------
Net income (loss)                                  34.9%         (27.3%)       (144.3%)
                                                -------        -------        -------

-------------------

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

Years Ended December 31, 2000 and December 31, 1999

     Oil and Gas Revenues. Parallel's total oil and gas revenues for 2000 were $17,134,502, an increase of $8,160,461, or approximately 91%, from $8,974,041 for 1999. The increase in revenues for 2000 when compared with 1999 is related to a 3% increase in production volumes and an 85% increase in the average price per EBO we received for our oil and gas sales.

     Production. On an equivalent barrel basis, production volumes in 2000 totaled 635,440 EBOs compared with 615,115 EBOs in 1999. The 3% increase in production was primarily due to increased drilling activity in 2000, which resulted in more wells being placed in production.

     Production Costs. The rise in production costs for 2000, when compared with 1999, was primarily the result of increased production taxes associated with increased revenues and, to a lesser degree, a slight increase in production volumes. Production costs increased $745,802 or 32%, to $3,099,534 for the twelve months ended December 31, 2000, from $2,353,732 for the same period of

1999. Production costs as a percentage of revenues decreased primarily because of higher oil and gas prices, which resulted in higher revenues. Average production costs per EBO increased 27% to $4.88 for the twelve months ended December 31, 2000 compared to $3.83 in the same period of 1999, primarily because of increased production taxes.

     General and Administrative Expenses. General and administrative expenses increased $385,593, or 48%, to $1,191,527 for the year ended December 31, 2000, from $805,934 in 1999. The increase was primarily related to increases in automobile and salary expenses. General and administrative expenses as a percentage of revenues decreased to 6.9% for the year ended December 31, 2000 versus 8.9% for the same period in 1999. This decrease is primarily a result of higher oil and gas prices, which increased revenues.

     Depreciation, Depletion and Amortization Expense. DD&A expenses for 2000 increased $15,705 to $5,239,205 versus $5,223,500 in 1999. This increase was primarily the result of a 3% increase in production volumes. DD&A expense as a percentage of revenues decreased primarily because of higher oil and gas revenues.

     Impairment of Oil and Gas Properties. During 2000, we did not recognize any impairment charge. During the fourth quarter of 1999, we recognized a noncash impairment charge of $1,705,000 related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets in 1999 was primarily the result of a decrease in our year-end proved reserves.

     Under full cost accounting rules, each quarter we are required to perform a ceiling test calculation. The full cost pool carrying values cannot exceed a company's future net revenues from its proved reserves, discounted at 10% per annum using constant current product prices, and the lower of cost or market of unproved properties.

     The ceiling test was computed using the net present value of reserves at December 31, 2000 based on prices of $25.00 per Bbl of oil and $10.18 per Mcf of natural gas. The prices used to compute the ceiling test in 1999 were $24.75 per Bbl and $2.20 per Mcf.

     Net Interest Expense. Net interest expense decreased $349,127, or 24%, to $1,120,080 for the year ended December 31, 2000 compared with $1,469,207 for the same period of 1999. This decrease was principally a result of lower average borrowings from our revolving line of credit facility and an increase in interest income.

     Income Tax Benefit (Expense). For the year ended December 31, 2000, we recognized tax expense of $130,000. For the year ended December 31, 1999, we did not recognize an income tax benefit or expense.

     Our effective tax rate for 2000 was approximately 2.1% versus 0% in 1999. You should read Note 5 to the Financial Statements on page F-14, included in
Item 8 - Financial Statements and Supplementary Data, for further discussion of our income tax provisions and benefits.

     Net Income (Loss) and Operating Cash Flow. Our net income, before preferred stock dividends, was $5,977,328 for the year ended December 31, 2000 compared with a net loss of $2,450,457 for the year ended December 31, 1999. We realized net income in 2000 primarily because of substantially higher oil and gas prices, which increased revenues, and a 3% increase in production volumes. The 1999 loss was primarily caused by a fourth quarter 1999 noncash impairment charge to oil and gas properties totaling $1,705,000 and decreased revenues resulting from a decline in production volumes.

     Operating cash flow for 2000 increased approximately $7,566,877, or 177%, to $11,847,109 compared with $4,280,232 for the year ended December 31, 1999.

Years Ended December 31, 1999 and December 31, 1998

     Oil and Gas Revenues. Our total oil and gas revenues for 1999 were $8,974,041, a decrease of $27,541, or less than 1%, from $9,001,582 for 1998.
The decrease in revenues for 1999, compared with 1998, is related to a 16% decline in production volumes, which was partially offset by higher oil and gas prices.

     Production. On an equivalent barrel basis, 1999 production totaled 615,115 EBOs compared with 731,454 EBOs in 1998. The decrease in production was primarily due to normal production declines associated with producing wells and decreased drilling activity in 1999, which affected our ability to replace oil and gas produced during the year.

     Production Costs. The decrease in production costs for 1999, when compared with 1998, was primarily the result of a decrease in production volumes. Production costs decreased $80,926, or 3%, to $2,353,732 for the twelve months ended December 31, 1999, from $2,434,658 for the same period of 1998. Production costs as a percentage of revenues decreased primarily because of higher oil and gas prices. Average production costs per EBO increased 15% to $3.83 for the twelve months ended December 31, 1999 compared with $3.33 in the same period of 1998, primarily because of lower production volumes and the fixed costs associated with producing wells.

     General and Administrative Expenses. General and administrative expenses decreased $49,854, or 6%, to $805,934 for the year ended December 31, 1999, from $855,788 for the same period of 1998. The decrease in general and administrative expenses was primarily related to a decrease in property insurance costs and legal expenses. General and administrative expenses as a percentage of revenues decreased to 8.9% for the year ended December 31, 1999 versus 9.5% for the same period in 1998. This decrease is primarily a result of higher oil and gas prices and a 6% decline in general and administrative expenses.

     Depreciation, Depletion and Amortization Expense. DD&A expenses for 1999 decreased $742,721, or 12%, to $5,223,500 versus $5,966,221 in 1998. This decrease was a result of lower production volumes. DD&A expense as a percentage of revenues decreased primarily because of lower production volumes.

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

     Net Interest Expense. Net interest expense increased $90,875, or 6%, to $1,469,207 for the year ended December 31, 1999, from $1,378,332 for the same period of 1998. This increase was principally a result of an increase in average borrowings from our revolving line of credit facility.

     Income Tax Benefit (Expense). For the year ended December 31, 1999, we did not recognize an income tax benefit or expense because we generated net tax losses during the year. For the year ended December 31, 1998, we recognized a tax benefit of $3,100,027. At December 31, 1999 and 1998, we reviewed our deferred tax assets and, in light of the current economic conditions in the oil and gas industry, the outlook for future commodity prices, and our expected operational results in future periods, we believe that some of our net operating losses may expire unused. Therefore, we established a valuation allowance against them of $4,248,480 and $2,530,196 for 1999 and 1998, respectively.

     Our effective tax rate for 1999 was approximately 0% versus a 19% benefit in 1998. You should read Note 5 to the Financial Statements on page F-14, included in Item 8 - Financial Statements and Supplementary Data, for further discussion of our income tax provisions and benefits.

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

     Operating cash flow for 1999 decreased approximately $347,000, or 8%, to $4,280,232 compared with $4,627,312 for the year ended December 31, 1998. Other sources of funds included net proceeds of $17,188 from the exercise of stock options, net proceeds of $3,117,295, excluding offering costs, from the private placement of common stock, net proceeds from property sales totaling $1,111,525 and bank borrowings under our credit facility.

Capital Resources and Liquidity

     Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the price of oil and natural gas.

     Our primary source of cash during 2000 was funds generated from operations. Such funds were used primarily for exploration and development expenditures, preferred stock dividend payments and the repayment of borrowings under our bank credit facility.

     During 2000, we spent $6,645,737 on exploration and development, seismic data processing and leasehold acquisitions. Long term debt, excluding current maturities, decreased by $676,000 to $11,624,000. At December 31, 2000, Parallel had $2,000,826 in cash and total assets of $46,456,437. The unused borrowing base available from our revolving credit facility was approximately $3,100,000 at December 31, 2000.

     Bank Facility

     On December 18, 2000, we entered into a new loan agreement with Bank United, Midland, Texas, to refinance the outstanding indebtedness under the loan agreement with our former bank lender, and to provide funds for working capital. The loan agreement provides for a revolving credit facility under which we may borrow up to the lesser of $30.0 million or the borrowing base amount in effect from time to time. At December 31, 2000, the borrowing base in effect was $15.5 million, and $12.4 million, bearing interest at 9.5%, was outstanding under the credit facility. The interest rate on amounts drawn under the revolving credit facility is, at our election, either the bank's base rate or the eurodollar rate plus a margin of 2.75% during the related eurodollar interest rate period. The borrowing base is redetermined by the bank semi-annually on or about May 1 and November 1 of each year, or at other times as the bank elects. The borrowing base automatically reduces by $323,000 each month beginning January 1, 2001. If the outstanding principal amount of our loan ever exceeds the borrowing base, we are required to either provide additional collateral to the bank or prepay the principal of the note in an amount at least equal to such excess. Unless there is a borrowing base deficiency and we prepay the amount of the deficiency, interest only is payable monthly. The revolving credit facility matures on October 1, 2003.

     Commitment fees of .25% per annum on the difference between the revolving commitment and the average daily amount of the loan are due quarterly.

     Our obligations to the bank are secured by substantially all of our oil and gas properties. Our bank borrowings have been incurred to finance our property acquisition, 3-D seismic surveys, enhancement and drilling activities.

     In addition to customary affirmative covenants, the loan agreement contains various restrictive covenants and compliance requirements, including:

     maintaining certain financial ratios;

     limitations on incurring additional indebtedness;

     prohibiting the payment of dividends on our common stock;

     limitations of the disposition of assets; and

     permitting liens (other than in favor of the lender) to exist on any of our properties.

     If we have borrowing capacity under our loan agreement, we intend to borrow, repay and reborrow under the revolving credit facility from time to time as necessary, subject to borrowing base limitations, to fund:

     3-D seismic surveys;

     lease option exercises;

     drilling activities on our properties in the Yegua/Frio/Wilcox gas trend;

     developmental drilling on our Permian Basin properties, when economically feasible;

     other drilling expenditures and acquisition opportunities; and

     general corporate purposes.

     Preferred Stock

     At December 31, 2000, we had 974,500 shares of 6% convertible preferred stock outstanding. The preferred stock:

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

Future Capital Requirements

     Our capital expenditure budget for 2001 is highly dependent on future oil and gas prices and the availability of other sources of funding. These expenditures will be governed by the following factors:

     internally generated cash flows;

     availability of borrowing under our current credit facility;

     additional sources of financing; and

     future drilling successes.

     In 2001, we intend to drill lower risk prospects that could have a meaningful effect on our reserve base and cash flows. In selected cases, we may elect to reduce our interests in higher risk, higher impact projects. We may also sell certain non-core producing properties to raise funds for capital expenditures.

Outlook

     The oil and gas industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of oil and gas reserves. Historically, our capital expenditures have been financed primarily with:

     internally generated cash from operations;

     funds provided from bank borrowings; and

     proceeds from sales of equity securities.

     The continued availability of these capital sources depends upon a number of variables, including:

     our proved reserves,

     the volumes of oil and gas we produce from existing wells;

     the prices at which we sell oil and gas; and

     our ability to acquire, locate and produce new reserves.

     Each of these variables materially affects our borrowing capacity. We may, from time to time, seek additional financing in the form of:

     increased bank borrowings;

     sales of Parallel's securities;

     sales of non-core properties; or

     other forms of financing.

     We do not currently have agreements for any future financing and there can be no assurance as to the availability or terms of any such financing.

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

     During 2000, the average sales price we received for our oil production was approximately $28.88 per Bbl, as compared with $17.32 in 1999, while the average sales price for our gas was approximately $4.38 per Mcf in 2000, as compared with $2.27 per Mcf in 1999. At March 15, 2001, we were receiving an average of approximately $25.25 per Bbl for our oil production and approximately $5.00 per Mcf for our gas production.

Inflation

     Inflation has not had a significant impact on our financial condition or results of operations. We do not believe that inflation poses a material risk to our business.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. (FAS No. 133), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge and establishes standards for reporting changes in the fair value of a derivative. We adopted FAS No. 133, as amended by FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, effective January 1, 2001. After assessing our contracts, we are not aware of any freestanding or embedded derivative instruments that would need to be recorded as either assets or liabilities in the Financial Statements as of January 1, 2001, in accordance with FAS No. 133.




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

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $23.57 per barrel to a monthly high of $31.80 per barrel during 2000. Natural gas prices we received during 2000 ranged from a monthly low of $1.83 per Mcf to a monthly high of $6.36 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

     Our only financial instrument sensitive to changes in interest rates is our bank debt. Our annual interest costs in 2001 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in December

2000. You should read Note 3 to the Financial Statements and Supplementary Data for further discussion of our debt that is sensitive to interest rates.


                                        2001       2002      2003      Total     Fair Value
                                       ------     ------    ------    -------   ------------
                                                (in 000s, except interest rates)
Variable rate debt:                     $804      $3,876    $7,478    $12,428     $12,428

   Revolving Facility (secured)
      Average interest rate             9.5%         9.5%      9.5%



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Parallel's financial statements and supplementary financial data are included elsewhere in this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III




ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors and executive officers of Parallel at March 15, 2001 are as follows:

                                                 Director
         Name                   Age               Since         Position with Company
-------------------------      -----            ---------       ---------------------
Thomas R. Cambridge              65               1985          Chairman of the Board of Directors and
                                                                Chief Executive Officer

Larry C. Oldham                  47               1979          President, Treasurer and Director

Ernest R. Duke (1)(2)            74               1980          Director

Dewayne E. Chitwood (1)          65               2000          Director

Charles R. Pannill (1)(2)        75               1982          Director



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

     Mr. Oldham, a founder of Parallel, has served as an officer and Director since its formation in 1979. Before Parallel's formation, Mr. Oldham was employed by Dorchester Gas Corporation during the period 1976 to 1979 and by KPMG Peat Marwick LLP during 1975 and 1976. Mr. Oldham became President of Parallel in October 1994, and served as Executive Vice President before that time. He is a member of the Permian Basin Landman's Association. Mr. Oldham received a Bachelor of Business Administration degree from West Texas State University in 1975.

     Mr. Duke is a consultant to MI Drilling Fluids, LLC and the president and the majority shareholder of Mustang Mud, Inc., privately held oil field service companies. He received a Bachelor of Science degree in Geology from Southern Methodist University in 1950.

     Mr. Chitwood is the chairman of the board of directors of Wes-Tex Drilling Company, a corporation engaged in oil and gas exploration and production. Mr. Chitwood has been an officer and director of Wes-Tex Drilling Company, Abilene, Texas, since 1997. Mr. Chitwood currently serves as Executor and Trustee of the Myrle Greathouse Estate, Executive Director of the Greathouse Foundation and as an officer and director of Symbol, Inc. He graduated from Southern Methodist University in 1958 with a degree in Business Administration. Mr. Chitwood was appointed to Parallel's Board of Directors in December 2000 to fill the vacancy created by the resignation of Myrle Greathouse in the same month. Mr. Greathouse served as a director of Parallel for seven years.

     Mr. Pannill was employed by The Western Company of North America for over thirty years until his retirement in February 1982. During his employment with The Western Company of North America, Mr. Pannill served in various capacities, including those of an executive officer and director. He received a Bachelor of Science degree in Geology from Texas A&M University in 1950.

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

     Eric A. Bayley, Manager of Engineering, has been a full-time employee of Parallel since October 1993. From December 1990 to October 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to Parallel. He graduated from Texas A&M University in 1978 with a Bachelor of Science degree in Petroleum Engineering, and in 1984, Mr. Bayley graduated from the University of Texas of the Permian Basin with a Masters of Business Administration degree.

     Rebecca A. Burrell, Manager of Accounting, has been a full-time employee of Parallel since January 1985. Mrs. Burrell graduated from Jacksonville College in 1974 with a degree in accounting and has worked in oil and gas accounting since 1978.

     Rhonda L. Keller, Manager of Investor Relations, has been a full-time employee since August 1997. From October 1991 to July 1997, Ms. Keller served as President of Corporate Perspective, Inc., an independent investor relations and corporate communications firm, providing services primarily to publicly owned companies. From January 1986 to September 1991, Ms. Keller was Director of Investor Relations for Edisto Resources Corporation, Dallas, Texas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Parallel's Directors and officers to file periodic reports with the SEC. These reports show the Directors' and officers' ownership, and the changes in ownership, of Parallel's common stock and other equity securities. To our knowledge, all
Section 16(a) filing requirements have been complied with during 2000, except that Charles R. Pannill, a director, did not timely report the sale of 3,400 shares of common stock on December 28, 1999 and the sale of 3,000 shares of common stock on January 11, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Annual Compensation

     The table below shows a summary of the types and amounts of compensation paid to our executive officers during the last three years.


                         Summary Compensation Table

                                                                Long Term Compensation
                                                          ----------------------------------
                                Annual Compensation                 Awards           Payouts
                            ----------------------------  -------------------------- -------
                                                 Other                                           All
                                                 Annual    Restricted   Securities              Other
                                                 Compen-    Stock       Underlying     LTIP     Compen-
      Name and                 Salary    Bonus   sation     Awards      Options/      Payouts   sation
Principal Position    Year      ($)      ($)       ($)        ($)        SARs(#        ($)        ($)
-------------------   ----   --------  --------  -------    --------    ----------    -------   --------
T.R. Cambridge,       2000   $ 77,755  $  2,000  $   900      0                0         0         0
Chief Executive
 Officer and          1999   $ 77,755  $  1,000  $   900      0           50,000         0         0
 Chairman of the
 Board of Directors   1998   $ 73,631  $    500  $   900      0           50,000         0         0


L.C. Oldham,          2000   $161,000  $  2,000  $ 10,067(1)  0                0         0  $ 12,230(2)
President, Treasurer
  and Director        1999   $125,000  $  1,000  $ 20,221(1)  0          100,000         0  $  5,771(2)

                      1998   $112,923  $    500  $ 23,150(1)  0          100,000         0  $  5,139(2)

-------------------

(1) Such amount includes insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $7,058 for 2000; $18,534 for 1999; and $17,445 for 1998.

(2) For 1998, such amount includes $3,388 contributed by Parallel to Mr. Oldham's individual retirement account maintained under the 408(k) simplified employee pension plan/individual retirement account and the reimbursement to Mr. Oldham of $1,751 for income tax preparation and planning. For 1999, such amount includes $3,750 contributed by Parallel to Mr. Oldham's retirement account and the reimbursement to Mr. Oldham of $2,021 for income tax preparation and planning. The amount shown for 2000 includes Parallel's contribution of $9,750 to Mr. Oldham's retirement account and reimbursement of $2,480 for income tax preparation.

Stock Options

     Parallel uses stock options as part of the overall compensation of Directors, officers and employees. However, we did not grant any stock options to our executive officers in fiscal year 2000. Summary descriptions of our stock option plans are included in this report so you can review the types of options we have granted and the significant features of our stock options.

     The following table shows certain information with respect to stock option exercises in 2000 and the value of unexercised stock options held by Parallel's executive officers at December 31, 2000.


                         Aggregated Option/SAR Exercises in
                Last Fiscal Year and Fiscal Year - End Option/SAR Values

                                                 Number of Securities               Value of
                       Shares        Value      Underlying Unexercised             Unexercised
                      Acquired      Realized       Options at Fiscal            in-the-Mondy Options
   Name              on Exercise     ($) (1)          Year-End (2)            at Fiscal Year-End ($)(2)
----------------     -----------    -------- ----------------------------  -----------------------------
                                             Exercisable    Unexercisable  Exercisable     Unexercisable
                                             -----------    -------------  -----------     -------------
T. R. Cambridge        0               0      275,000          25,000      $  60,475 (2)   $  49,825 (2)

L. C. Oldham           0               0      557,000          90,000      $ 967,201       $ 200,000 (3)


-------------------

(1) The value of in-the money options is equal to the fair market value of a share of common stock at fiscal year-end ($3.813 per share), based on the last sale price of Parallel's common stock, less the exercise price.

(2) At December 31, 2000, the exercise price of excercisable options to purchase a total of 200,000 shares of common stock held by Mr. Cambridge exceeded $3.813, the fair market value of our common stock on that date.

(3) At December 31, 2000, the exercise prices of exercisable options to purchase 160,000 shares of common stock exceeded the fair market value of our common stock on December 31, 2000, and the exercise price of unexercisable options to purchase 40,000 shares exceeded the fair market value of our common stock at that same date.

Change of Control Arrangements

     Parallel's outstanding stock options and stock option plans contain certain change of control provisions which are applicable to Parallel's outstanding stock options, including the options held by Messrs. Cambridge and Oldham, and other Directors of Parallel. For purposes of our options, a change of control occurs if:

     Parallel is not the surviving entity in a merger or consolidation;

     Parallel sells, leases or exchanges all or substantially all of its assets;

     Parallel is to be dissolved and  liquidated;

     any person or group acquires beneficial ownership of more than 50% of Parallel's common stock; or

     in connection with a contested election of directors, the persons who were Directors of Parallel before the election cease to constitute a majority of the Board of Directors.

     If a change of control occurs, the Compensation Committee of the Board of Directors can:

     accelerate the time at which options may be exercised;

     require optionees to surrender some or all of their options and pay to each optionee the change of control value;

     make adjustments to the options to reflect the change of control; or

     permit the holder of the option to purchase, instead of the shares of common stock as to which the option is then exercisable, the number and class of shares of stock or other securities or property which the optionee would acquire under the terms of the merger, consolidation or sale of assets and dissolution if, immediately before the merger, consolidation or sale of assets or dissolution, the optionee had been the holder of record of the shares of common stock as to which the option is then exercisable.

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

Compensation of Directors

     Parallel's non-employee Directors each receive $1,000 for attending meetings of the Board of Directors and $500 for attending meetings of Board committees that they serve on. Under these arrangements, during 2000, Dewayne E. Chitwood received $0, Ernest R. Duke received $14,510, Myrle Greathouse received $12,000 and Charles R. Pannill received $14,000. All Directors are reimbursed for expenses incurred in connection with attending meetings.

     Parallel's 1992 Stock Option Plan provides for the granting of a one-time stock option to purchase 25,000 shares of common stock to each person who becomes a non-employee director after March 1, 1992. No options were granted in 2000 under this plan.

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

Stock Option Plans

     1983 Incentive Stock Option Plan. In May 1984, our stockholders approved and adopted the 1983 Incentive Stock Option Plan. Stock options granted under the 1983 Plan are intended to be "incentive stock options" within the meaning of the Internal Revenue Code which, generally, provides the optionee with certain favorable tax benefits. Although the 1983 Plan expired by its own terms in 1993, incentive stock options to purchase 157,000 shares of common stock remain outstanding. The 1983 Plan is administered by the Compensation Committee of the Board of Directors. Under the terms of the 1983 Plan, all employees of Parallel were eligible to participate. The 1983 Plan authorized the granting of options to purchase a total of 750,000 shares of common stock. All options granted under the 1983 Plan were granted with exercise prices equal to the fair market value of the common stock on the date of grant. All options expire, in any event, ten years after the date of grant.

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

     Other Option Grants. The Board of Directors granted a non-qualified stock option to Mr. Cambridge in October 1993 under the general corporate powers of Parallel. Upon recommendation of the Board's Compensation Committee, the Board granted the option to Mr. Cambridge to purchase 100,000 shares of common stock at an exercise price of $3.9375 per share, the fair market value of the common stock on the date of grant. The option is not transferable, except by will or the laws of descent and distribution. The option expires in October 2003.

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

     Distributions may be taken by employees at any time and must commence by April 1st following the year in which the employee attains age 70 .

     Parallel presently makes matching contributions to employee accounts in an amount equal to the contribution made by each employee, not to exceed, however, 6% of each employee's salary during any calendar year. During 2000, Parallel contributed an aggregate of $36,077 to the accounts of seven employee participants. Of this amount, $9,750 was allocated to Mr. Oldham's account.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This table shows information as of March 15, 2001 about the beneficial ownership of common stock by: (1) each person known by us to own beneficially more than five percent of our outstanding common stock; (2) each executive officer of Parallel; (3) each Director of Parallel; and (4) all of Parallel's executive officers and Directors as a group.



Name and Address                        Amount and Nature
      of                                       of                          Percent of
Beneficial Owner                        Beneficial Ownership (1)           Class (2)
----------------                        ------------------------           ----------
Thomas R. Cambridge
2201 Civic Circle, Suite 216
Amarillo, Texas  79109                     1,042,045  (3)                    5.03%

Dewayne E. Chitwood
P.O. Box 379
Abilene, TX 79604                          1,659,557  (4)                    7.84%

Ernest R. Duke
P.O. Box 1919
Midland, Texas  79702                        327,473  (5)                    1.60%

Larry C. Oldham
One Marienfeld Place, Suite 465
Midland, Texas  79701                        867,090  (6)                    4.15%

Charles R. Pannill
3416 Acorn Run
Fort Worth, Texas  76019                     116,995  (7)                      *

Wes-Tex Drilling Company, L.P.
P.O. Box 379
Abilene, Texas 79604                       1,246,773  (8)                    6.04%

Dian Graves Owen
400 Pine, Suite 1000
Abilene, Texas 79601                       1,281,428  (9)                    6.10%

Julia Jones Matthews
400 Pine, Suite 900
Abilene, Texas 79601                       1,942,428  (10)                   9.00%

Dodge Jones Foundation
400 Pine, Suite 900
Abilene, Texas 79601                       1,371,428  (11)                   6.41%

All Executive Officers and Directors
as a Group (5 persons)                     4,013,160  (12)                  18.20 %


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

(3) Includes 767,045 shares held indirectly through Cambridge Collateral Services, Ltd., a limited partnership of which Mr. Cambridge and his wife are the general partners. Includes 275,000 shares of common stock underlying presently exercisable stock options held directly by Mr. Cambridge.

(4) Includes 932,488 shares of common stock held directly by Wes-Tex Drilling Company, L.P., a limited partnership ("Wes-Tex"), and 314,285 shares of common stock that may be acquired by Wes-Tex upon conversion of 110,000 shares of preferred stock held by Wes-Tex. In his capacity as president, chief executive officer and a manager of Wes- Tex Holdings, LLC, the general partner of Wes-Tex, Mr. Chitwood may be deemed to have shared voting and investment powers with respect to such shares. See note 8 below. Also included are 97,500 shares of common stock underlying presently exercisable stock options held by the Estate of Myrle Greathouse (the "Estate"); 1,000 shares of common stock held indirectly by the Estate; 157,142 shares that may be acquired by the Greathouse Charitable Remainder Trust (the "Trust") upon conversion of 55,000 shares of preferred stock; and 157,142 shares of common stock that may be acquired by the Greathouse Foundation (the "Foundation") upon conversion of 55,000 shares of preferred stock. Mr. Chitwood is the executor of the Estate, the trustee (but not a beneficiary) of the Trust and the executive director and a director of the Foundation. In these capacities, Mr. Chitwood may also be deemed to have shared voting and investment powers with respect to the shares of common stock beneficially owned by the Estate, the Trust and the Foundation. However, Mr. Chitwood disclaims beneficial ownership of all shares of common stock shown in the table.

(5) Includes 72,500 shares of common stock underlying presently exercisable stock options. Also included are 74,395 shares held by Duke and Cain Partnership, a general partnership in which Mr. Duke is a partner, and 30,000 shares held in the name of Mr. Duke's wife. Mr. Duke has shared voting and investment powers with respect to such shares.

(6) Includes 480,000 shares of common stock underlying presently exercisable stock options.

(7) Includes 72,500 shares of common stock underlying presently exercisable stock options. Also included are 1,300 shares held by Mr. Pannill as custodian for the benefit of two minor grandchildren and as to which Mr. Pannill disclaims beneficial ownership.

(8) Includes 314,285 shares of common stock that may be acquired upon conversion of 110,000 shares of preferred stock. Wes-Tex has shared voting and investment powers with respect to all such shares. See note 4 above.

(9) Includes 700,000 shares of common stock held directly by the Dian Graves Owen Trust and 285,714 shares of common stock that may be acquired by Mrs. Owen upon conversion of 100,000 shares of preferred stock held directly by her. Also included are 285,714 shares that may be acquire upon conversion of 100,000 shares of preferred stock held directly by the Dian Graves Owen Foundation, a non-profit organization. Mrs. Owen disclaims beneficial ownership of all shares of common stock beneficially owned by the Dian Graves Owen Foundation.

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

(12) Includes 997,500 shares of common stock underlying presently exercisable stock options and 628,569 shares of common stock that may be acquired upon conversion of 220,000 shares of preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From  time to time,  Wes-Tex  Drilling  Company,  a  corporation,  acquires undivided interests in oil and gas leasehold acreage from our company and participates with us and other interest owners in the drilling and development of such acreage. Myrle Greathouse, a director and the sole shareholder of
Wes-Tex until his death in December 2000, was also a Director of Parallel. Wes-Tex participates in these operations under standard form operating agreements on the same or similar terms afforded by Parallel to nonaffiliated third parties. We invoice all working interest owners, including Wes-Tex, on a monthly basis, without interest, for their pro rata share of lease acquisition, drilling and operating expenses. During 2000, we billed Wes-Tex $14,892 for its proportionate share of lease operating expenses incurred. The largest amount owed to us by Wes-Tex at any one time during 2000 for its share of lease operating expenses was $2,219. At December 31, 2000, Wes-Tex owed us $429 for these expenses. During 2000, we disbursed $71,297 to Wes-Tex in payment of revenues attributable to Wes-Tex's pro rata share of the proceeds from sales of oil and gas produced from properties in which Wes-Tex and Parallel owned interests.

     During 2000, Cambridge Production, Inc., a corporation owned by Mr. Cambridge, served as operator of two wells on oil and gas leases in which we also owned an interest. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing production, employing field personnel, maintaining production and other records, determining the location and timing of drilling of wells, administering gas contracts, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 2000, Cambridge Production billed us $169,906 for our pro rata share of lease operating expenses and drilling and workover expenses. We paid $153,690 to Cambridge Production during 2000, which included amounts remaining unpaid and owed to Cambridge Production at the end of 1999. The largest outstanding amount we owed Cambridge Production at any one time during 2000 was $20,255. At December 31, 2000, Cambridge Production owed us $334. Cambridge Production's billings to Parallel are made monthly on the same basis as all other working interest owners in the wells. Our pro rata share of oil and gas sales during 2000 from the wells operated by Cambridge Production was $274,065. At December 31, 2000, we owed Cambridge Production $18,694.

     During 2000, we paid $45,762 to First Permian for reimbursement of general and administrative expense. First Permian paid $78,720 to us for reimbursement of general and administrative expense. At December 31, 2000, we owed First Permian $374. At that same date, First Permian owed us $2,875.

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

     (b) We filed one report on Form 8-K during the last quarter of our fiscal year ended December 31, 2000. In the Form 8-K, dated October 9, 2000 and filed with the Securities and Exchange Commission on October 10, 2000, we reported the adoption of a stockholder rights plan. As reported in Form 8-K, the plan is designed to protect Parallel from unfair or coercive takeover attempts and to prevent a potential acquiror from gaining control of Parallel without fairly compensating all of the stockholders.

     (c) Exhibits:

         Exhibit
           No.                            Description of Exhibit
         -------                          ----------------------

          3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

          3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000.)

          4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998.)

         *4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

         *4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent.

        Exhibit
           No.                            Description of Exhibit
         -------                          ----------------------

                                   Executive Compensation Plans and Arrangements (Exhibit No.'s 10.1 through 10.7):

          10.1 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-1 of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively).

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

          10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended
                                   December 31, 1998.)

          10.8 Restated Loan Agreement dated December 27, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 1999.)

         *10.9 Loan Agreement dated December 18, 2000 between the Registrant and Bank United.

          10.10 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit
                                   10.9 of Form 10-K for the fiscal year ended
                                   December 31, 1998.)

          10.11 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit
                                   10.1 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.12 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.13                    Merger Agreement, dated June 25, 1999.
                                   (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report dated
                                   June 30, 1999.)

          10.14 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.15 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.)

         *10.16 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000.

          10.17 Credit Agreement dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.18 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit
                                   10.7 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.19 Intercreditor Agreement, dated as of June 30, 1999, by and among First Permian, L.L.C.,Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.20 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit
                                   10.9 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.21 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to
                                   Exhibit 10.10 of the Registrant's Form 8-K report dated June 30, 1999.)

        Exhibit
           No.                            Description of Exhibit
         -------                          ----------------------

         *10.22                         Second Restated Credit Agreement,
                                        dated October 25, 2000, among First
                                        Permian, L.L.C., Bank One, Texas, N.A.,
                                        and Bank One Capital Markets, Inc.

          *23.1                         Consent of Independent Auditors

          *23.2                         Consent of Independent Petroleum
                                        Engineers

         *23.3                          Consent of Independent Petroleum
                                        Engineers


------------------------
 *    Filed herewith.

                         PARALLEL PETROLEUM CORPORATION

                       Index to the Financial Statements



                                                                      Page

Independent Auditors' Report                                          F-2

Financial Statements:

        Balance Sheets at December 31, 2000 and 1999                  F-3

        Statements of Income for the years ended
                December 31, 2000, 1999, and 1998                     F-4

        Statements of Stockholders' Equity for the
                years ended December 31, 2000, 1999 and 1998          F-5

        Statements of Cash Flows for the years ended
                December 31, 2000, 1999 and 1998                      F-6

        Notes to Financial Statements                                 F-7




     All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Parallel Petroleum Corporation:


We have audited the financial statements of Parallel Petroleum Corporation (the "Company") as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                        KPMG LLP


Midland, Texas
February 2, 2001

                         PARALLEL PETROLEUM CORPORATION

                                 Balance Sheets

                           December 31, 2000 and 1999

               Assets                                                           2000           1999

Current assets:
     Cash and cash equivalents                                             $  2,000,826   $  1,276,417
     Accounts receivable
          Oil and gas                                                         4,057,527      1,312,923
          Others, net of allowance for doubtful accounts of $51,136 in
               2000 and $157,187 in 1999                                        319,818        314,911
          Affiliate                                                              19,569         20,658
                                                                           ------------   ------------
                                                                              4,396,914      1,648,492
     Other assets                                                                27,166         39,677
     Assets held for sale                                                             _      2,127,734
                                                                           ------------   ------------

          Total current assets                                                6,424,906      5,092,320
                                                                           ------------   ------------
Property and equipment, at cost:
     Oil and gas properties, full cost method (Note 11)                      72,316,384     65,136,783
     Other                                                                      372,765        289,720
                                                                           ------------   ------------
                                                                             72,689,149     65,426,503
     Less accumulated depreciation and depletion                            (32,742,060)   (27,502,855)
                                                                           ------------   ------------
          Net property and equipment                                         39,947,089     37,923,648
                                                                           ------------   ------------
Investment in First Permian, LLC (Note 15)                                           _         201,311
Other assets, net of accumulated amortization of $114,791 in 2000 and
     $141,428 in 1999                                                            84,442         46,791
                                                                           ------------   ------------
                                                                           $ 46,456,437   $ 43,264,070
                                                                           ============   ============

          Liabilities and Stockholders' Equity

Current liabilities:
     Current maturities of long-term debt (Note 3)                         $    803,531   $  3,665,889
     Investment liability in First Permian (Note 15)                            366,765             _
     Accounts payable and accrued liabilities:
          Trade                                                               2,443,773      1,495,376
          Affiliate                                                                  _           2,702
     Income taxes payable (Note 5)                                               50,000             _
                                                                           ------------   ------------
          Total current liabilities                                           3,664,069      5,163,967
                                                                           ------------   ------------
Long-term debt, excluding current maturities (Note 3)                        11,624,000     12,300,000

Stockholders' equity:
     Series A preferred stock - par value of $.10 per share
       (aggregate liquidation preference of $26) authorized 50,000 shares            _              _
     Preferred stock - $.60 cumulative convertible preferred stock - par value of $.10 per share, (aggregate liquidation preference of $10)
       authorized 10,000,000 shares, issued and outstanding 974,500 in
       2000 and 1999                                                             97,450         97,450
     Common stock - par value of $.01 per share, authorized 60,000,000 shares,
       issued and outstanding 20,331,858 in 2000 and 20,331,858 in 1999         203,319        203,319
     Additional paid-in surplus                                              34,238,078     34,847,141
     Retained earnings (deficit)                                             (3,370,479)    (9,347,807)
                                                                           ------------   ------------
          Total stockholders' equity                                         31,168,368     25,800,103
                                                                           ------------   ------------

Commitments and contingencies (Note 16)                                    ------------   ------------

                                                                           $ 46,456,437   $ 43,264,070
                                                                           ============   ============

See accompanying notes to financial statements.

                         PARALLEL PETROLEUM CORPORATION

                              Statements of Income

                  Years ended December 31, 2000, 1999 and 1998


                                                            2000                1999                1998

Oil and gas revenues                                   $ 17,134,502        $   8,974,041       $   9,001,582
                                                       ------------        -------------       -------------

Costs and expenses:
     Lease operating expense                              3,099,534            2,353,732           2,434,658
     General and administrative                           1,191,527              805,934             855,788
     Provision for losses on trade receivables                   _                85,829              43,228
     Depreciation and depletion                           5,239,205            5,223,500           5,966,221
     Impairment of oil and gas properties                        _             1,705,000          14,757,028
                                                       ------------        -------------       -------------
          Total costs and expenses                        9,530,266           10,173,995          24,056,923
                                                       ------------        -------------       -------------
          Operating income (loss)                         7,604,236           (1,199,954)        (15,055,341)
                                                       ------------        -------------       -------------

Other income (expense), net:
     Equity in income (loss) of First Permian, LLC
          (Note 15)                                        (500,576)             197,811                  -
     Interest income                                        220,280               65,333               2,771
     Other income                                           130,368               26,847             395,683
     Interest expense                                    (1,340,360)          (1,534,540)         (1,381,103)
     Other expense                                           (6,620)              (5,954)            (57,947)
                                                       ------------        -------------       -------------
          Total other expense, net                       (1,496,908)          (1,250,503)         (1,040,596)
                                                       ------------        -------------       -------------
Income (loss) before income taxes                         6,107,328           (2,450,457)        (16,095,937)

Income tax (expense) benefit                               (130,000)                  _            3,100,027
                                                       ------------        -------------       -------------
          Net income (loss)                            $  5,977,328        $  (2,450,457)      $ (12,995,910)
                                                       ============        =============       =============
Cumulative preferred stock dividend                    $   (609,063)       $    (609,063)      $    (276,712)
                                                       ------------        -------------       -------------

          Net income (loss) available to common
               stockholders                            $  5,368,265        $  (3,059,520)      $ (13,272,622)
                                                       ============        =============       =============

Net income (loss) per common share:
     Basic                                                  $   .26              $  (.16)            $  (.73)
                                                            =======              =======             =======
     Diluted                                                $   .25              $  (.16)            $  (.73)
                                                            =======              =======             =======

See accompanying notes to financial statements.

                         PARALLEL PETROLEUM CORPORATION

                       Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998



                                    Common stock             Preferred stock          Additional        Retained       Total
                              -----------------------     ------------------------      paid-in         earnings    stockholders'
                              Number of                    Number of
                               Shares        Amount         Shares        Amount        surplus         (deficit)      equity
                              ---------      ------        ---------      ------        -------         ---------      -------


Balance,
     January 1, 1998         18,114,358     181,144              -            -        22,839,049       6,098,560     29,118,753

     Issuance of stock, net          -           -          974,500       97,450        9,531,477              -       9,628,927

     Options exercised          192,500       1,925              -            -           164,700              -         166,625

     Tax benefits related
        to options                   -           -               -            -            83,457              -          83,457

     Net loss                        -           -               -            -                -      (12,995,910)   (12,995,910)

     Dividends ($.60 per
        share)                       -           -               -            -          (276,712)             -        (276,712)

                             ----------    --------         -------       ------       ----------     -----------    -----------
Balance,
     December 31, 1998       18,306,858     183,069         974,500       97,450       32,341,971      (6,897,350)    25,725,140

     Issuance of stock, net   2,000,000      20,000              -            -         3,097,295              -       3,117,295

     Options exercised           25,000         250              -            -            16,938              -          17,188

     Net loss                        -           -               -            -                -       (2,450,457)    (2,450,457)

     Dividends ($.60 per
         share)                      -           -               -            -          (609,063)             -        (609,063)
                             ----------    --------         -------       ------       ----------     -----------    -----------
Balance,
     December 31, 1999       20,331,858   $ 203,319         974,500     $ 97,450      $34,847,141    $ (9,347,807)   $25,800,103

     Net income                      -           -               -            -                -        5,977,328      5,977,328

     Dividends ($.60 per
        share)                      -           -               -            -          (609,063)             -        (609,063)
                             ----------    --------         -------       ------       ----------     -----------    -----------

Balance,
     December 31, 2000       20,331,858   $ 203,319         974,500     $ 97,450      $34,238,078    $ (3,370,479)   $31,168,368
                             ==========    ========         =======       ======       ==========     ===========    ===========


See accompanying notes to financial statements.

                         PARALLEL PETROLEUM CORPORATION

                            Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998


                                                                      2000          1999           1998

Cash flows from operating activities:
     Net income (loss)                                           $  5,977,328   $ (2,450,457)  $  (12,995,910)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
               Depreciation and depletion                           5,239,205      5,223,500        5,966,221
               Equity loss (income) from investment                   500,576       (197,811)              -
               Deferred income taxes                                                      _        (3,100,027)
               Loss on disposal of equipment                            1,000             _                _
               Impairment of oil and gas properties                        _       1,705,000       14,757,028
               Provision for losses on trade receivables                   _          85,829           43,228
     Other, net                                                       (37,651)        11,728            9,077
     Changes in assets and liabilities:
          Decrease (increase) in accounts receivable               (2,748,422)       (42,078)         838,743
          Decrease (increase) in prepaid expenses                      12,511         21,827          (24,321)
          Increase (decrease) in accounts payable and accrued
               liabilities                                          1,773,692       (927,304)         123,421
                                                                 ------------   ------------   --------------

                    Net cash provided by
                         operating activities                      10,718,239      3,430,234        5,617,460
                                                                 ------------   ------------   --------------

Cash flows from investing activities:
     Additions to oil and gas property                             (8,847,482)    (4,896,081)     (21,237,837)
     Proceeds from disposition of oil and gas property              3,017,618      1,111,525          683,592
     Additions to other property and equipment                        (84,045)            _           (62,582)
     Proceeds from disposition of other property and equipment             _              _           208,918
     Distribution received from investment in First Permian, LLC       67,500             _                _
     Investment in First Permian, LLC                                      _          (3,500)              _
                                                                 ------------   ------------   --------------
                    Net cash used in
                         investing activities                      (5,846,409)    (3,788,056)     (20,407,909)
                                                                 ------------   ------------   --------------

Cash flows from financing activities:
     Borrowings from bank line of credit                           12,427,531        780,000       18,182,279
     Payments on bank line of credit                              (15,965,889)    (2,850,000)     (12,329,000)
     Proceeds from exercise of options and warrants                        _          17,188          166,625
     Stock offering costs                                                            (82,705)        (116,072)
     Proceeds from common stock issuance                                   _       3,200,000               _
     Proceeds from preferred stock issuance                                _              _         9,744,999
     Payments of preferred stock dividend                            (609,063)      (609,063)        (276,712)
                                                                 ------------   ------------   --------------

                    Net cash provided by (used in)
                         financing activities                      (4,147,421)       455,420       15,372,119
                                                                 ------------   ------------   --------------
                    Net increase in cash
                         and cash equivalents                         724,409         97,598          581,670

Beginning cash and cash equivalents                                 1,276,417      1,178,819          597,149
                                                                 ------------   ------------   --------------
Ending cash and cash equivalents                                 $  2,000,826   $  1,276,417   $    1,178,819
                                                                 ============   ============   ==============

See accompanying notes to financial statements.

                         PARALLEL PETROLEUM CORPORATION

(1)  Summary of Significant Accounting Policies

     Nature of Operations

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

     Management and service fees received for contractual arrangements, if any, are treated as reimbursement of costs, offsetting the costs incurred to provide those services, with any excess of fees over costs credited to the full cost pool and recognized through lower cost amortization only as production occurs.

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

     In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value", discounted at a 10-percent interest rate, of future net revenues, net of income tax effects, from proved reserves, based on

                         PARALLEL PETROLEUM CORPORATION
          current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

     Salesof proved and unproved  properties are accounted for as adjustments of capitalized  costs  with  no  gain or  loss  recognized,  unless  such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

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

     Revenue Recognition

     The Company uses the sales method of accounting for crude oil revenues. To the extent that crude oil is produced but not sold, the oil in tanks is not recorded as inventory on the financial statements. The oil in tanks at December 31, 2000, 1999, and 1998 was not material.

                         PARALLEL PETROLEUM CORPORATION

     The Company uses the entitlements method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual percent of ownership interest from volumes of gas sold to purchasers.

     Environmental

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

     Net  Income Per Share

     Basicearnings per share excludes any dilutive  effects of option,  warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share, however fully diluted earnings per share reflects the assumed conversion of all potentially dilutive securities.

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

                         PARALLEL PETROLEUM CORPORATION

     Cash Management

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

     Reclassifications

     Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation.

(2)  Fair Value of Financial Instruments

     The carrying amount of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

     The carrying amount of long-term debt approximates fair value because the Company's current borrowing rate is based on a variable market rate of interest.

(3)  Long-Term Debt

     Long-term debt consists of the following at December 31:


                                                                      2000               1999



     Revolving  Facility  note payable to bank, at bank's base
       lending rate plus .25% (8.75% at December 31, 1999)         $        _       $  15,965,889
     Revolving Facility note payable to bank, at bank's base
       lending rate (9.5% at December 31, 2000)                      12,427,531               _
                                                                    -----------      ------------
     Less:  current maturities                                          803,531         3,665,889
                                                                    -----------      ------------
                                                                   $ 11,624,000     $  12,300,000
                                                                    ===========      ============

     On December 27, 1999, the Company restated its note agreement with a bank ("Note"). Pursuant to the restated note agreement, the Company could borrow $30,000,000 or the "borrowing base" then in effect. The borrowing base was reduced by a monthly commitment reduction of $300,000 beginning January 1, 2000. Indebtedness under the Note was to mature July 1, 2001. The note was secured by substantially all of the

                         PARALLEL PETROLEUM CORPORATION

          Company's oil and gas properties. Commitment fees of .25% per annum on the difference between the commitment and the average daily amount outstanding were due quarterly.

     On December 18, 2000, the Company entered into a note agreement with a bank ("Revolving Facility") to refinance the outstanding indebtedness with its former lender. Pursuant to the note agreement, the Company may borrow $30,000,000 or the "borrowing base" then in effect. The borrowing base in effect at December 31, 2000 was $15,500,000. The borrowing base is reduced by a monthly commitment reduction of $323,000 beginning January 1, 2001. The borrowing base and monthly commitment reduction are subject to redetermination semi-annually, on or about May 1 and November 1 of each year, beginning May 1, 2001. The lender may require a redetermination of the Borrowing Base and Monthly Automatic Borrowing Base Reduction at any time in its sole discretion. Indebtedness under the Revolving Facility matures October 1, 2003. The note is secured by substantially all of the Company's oil and gas properties. Commitment fees of .25% per annum on the difference between the revolving commitment and the average daily amount are due quarterly.

     The unpaid principal balance for the Revolving Facility bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate, or (ii) the applicable adjusted eurodollar rate plus a margin of 2.75% during the related Eurodollar Interest Period. Interest is due and payable on the day which the related Eurodollar Interest Period ends.

     The restated note agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) no payment of dividends for common stock.

     Scheduled maturities of long-term debt at December 31, 2000 are as follows:

     2001                                       $   803,531
     2002                                         3,876,000
     2003                                         7,748,000
                                                -----------
                                                $12,427,531
                                                ===========


(4)  Stock Options, Warrants and Rights

     At the election of the board of directors, the Company awards both incentive stock options and nonqualified stock options to selected key employees and officers. The options are awarded at an exercise price based on the closing price of the Company's common stock on the date of grant, a two-year and four-year vesting schedule and a ten-year exercise period. As of December 31, 2000, options expire beginning in the year-ended December 31, 2001 through 2009. There were no options exercised in the year ended December 31, 2000. Exercise of the nonqualified stock options resulted in a deferred tax effect of $6,375 and $83,457 for the years ended December 31, 1999 and 1998, respectively.

                         PARALLEL PETROLEUM CORPORATION

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


                                                  2000           1999           1998

Net income (loss)                            $ 5,832,237    $ (3,107,170)  $ (13,452,020)
Basic net income (loss) per share                  $ .29          $ (.17)        $  (.74)
Diluted net income (loss) per share                $ .25          $ (.17)        $  (.74)


     The pro forma net income (loss) and pro forma net income (loss) per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. Pro forma adjustments in future years will include compensation expense associated with options granted beginning in 1995 plus compensation expense associated with any options awarded in subsequent years. As a result, such pro forma compensation expense is likely to be higher than the levels experienced in 2000, 1999 and 1998.

     UnderFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998. No options were granted in 2000.


                                                  2000           1999           1998

Risk-free interest rate                            _             5.98           5.61
Expected life                                      _          8 years        7 years
Expected volatility                                _              .74            .71

                         PARALLEL PETROLEUM CORPORATION

     A summary of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:


                                             For the year ended     For the year ended      For the year ended
                                             December 31, 2000       December 31, 1999       December 31, 1998
                                            ---------------------   --------------------    --------------------
                                                         Weighted               Weighted                Weighted
                                              Number      Average     Number    Average      Number      Average
                                            of Shares      Price     of Shares   Price      of Shares     Price
                                            ---------    --------    ---------  --------    ---------   --------


Stock options:
     Outstanding at beginning of year       1,951,750    $  3.13    1,541,750   $  3.46     1,364,250    $ 3.06
          Options granted                          _          _       435,000      1.29       370,000      3.60
          Options exercised                        _          _       (25,000)     (.69)     (192,500)     (.87)
          Options canceled                         _          _            _         _             _         _
                                            ---------    -------    ---------   -------     ---------    ------
     Outstanding at end of year             1,951,750    $  3.13    1,951,750   $  3.13     1,541,750    $ 3.46
                                            =========    =======    =========   =======     =========    ======
     Exercisable at end of year             1,689,250    $  3.26    1,200,500   $  3.35       816,750    $ 2.97
                                            =========    =======    =========   =======     =========    ======
Weighted average fair value
     of options granted during
     the year                                 $   _                   $  1.40                 $  2.58
                                              =======                 =======                 =======

     The following table summarizes information about the Company's stock options outstanding at December 31, 2000:


                              Options Outstanding                                  Options Exercisable
                 --------------------------------------------------------   ------------------------------------
                       Number          Weighted Average      Weighted          Number              Weighted
   Range of        Outstanding at         Remaining           Average        Exercisable at         Average
Exercise Prices  December 31, 2000     Contractual Life    Exercise Price   December 31, 2000     Exercise Price
---------------  -----------------     ----------------    --------------   -----------------     --------------


$.64 - $.69         150,000                  2 years             $  .64         150,000             $  .64
$1.03 - $1.82       558,000                  3 years             $ 1.68         340,500             $ 1.59
$3.19 - $5.50     1,243,750                  8 years             $ 3.46       1,198,750             $ 4.06
                  ---------                                                   ---------
                  1,951,750                                                   1,689,250
                  =========                                                   =========

                         PARALLEL PETROLEUM CORPORATION

     Stock Warrants

     In connection with a common stock offering in 1996, an underwriter received a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $5.10 per share. At December 31, 2000, no shares have been purchased in connection with the five-year warrant.

     The Company has outstanding at December 31, 2000 and 1999, 300,000 warrants. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants were issued as part of the Company's initial public offering in 1980 and are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions and in the event of liquidation, dissolution, or winding up of the Company, the holders are not entitled to participate in the assets of the Company.

     Stock Rights

     On October 5, 2000, the Board of Directors declared a dividend of one Right for each outstanding share of the Company's common stock, $0.01 par value, distributable to stockholders of record at the close of business on October 16, 2000. If a public announcement that a person has acquired 15% or more of the Company's common stock or a tender offer or exchange offer is made for 15% or more of the common stock, each Right will entitle the holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.10 per share, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment.

     Initially, the Rights attach to all common stock certificates representing shares then outstanding, and no separate rights certificates will be distributed. The Rights separate from the common stock upon the earlier of (1) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire, beneficial ownership of fifteen percent (15%) or more of the outstanding shares of common stock or (2) ten business days (or such later date as the Board of Directors shall determine) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning fifteen percent (15%) or more of such outstanding shares of common stock. The date the Rights separate is referred to as the "distribution date".

     Undercertain circumstances the rights entitle the holders to buy the Company's stock at a 50% discount. In the event that (1) the Company is the surviving corporation in a merger or other business combination with an entity that owns 15% or more of the Company's outstanding

                         PARALLEL PETROLEUM CORPORATION
          stock; (2) any person shall acquire beneficial ownership of 15% of the Company's outstanding stock; or (3) there is any type of recapitalization of the Company that results in an increase by more than 1% the proportionate share of equity securities of the Company owned by a person who owns 15% or more of the Company's outstanding stock, each right holder will have the option to buy for the purchase price common stock of the Company having a value equal to two times the purchase price of the right.

     Under certain circumstances the rights entitle the holders to buy shares of the acquiror's common stock at a 50% discount. In the event that, at any time after a person has acquired 15% or more of the Company's common stock, (1) the Company enters into a merger or other business combination transaction in which the Company is not the surviving corporation; (2) the Company is the surviving corporation in a transaction in which all or part of the common stock is exchanged for cash, property or securities of any other person; or (3) more than 50% of the assets, cash flow or earning power of the Company is sold, each right holder will have the option to buy for the purchase price stock of the acquiring company having a value equal to two times the purchase price of the right.

     The Rights are not exercisable until the distribution date and will expire at the close of business on October 5, 2010, unless earlier redeemed by the Company for $0.001 per right.

(5)  Income Taxes

     Federal income tax expense (benefit) differs from the amount computed at the Federal statutory rate as follows:



                                                                           Year ended
                                                                           December 31,
                                                       --------------------------------------------
                                                            2000             1999           1998
                                                            ----             ----           ----



     Income tax expense (benefit) at statutory
          rate                                          $ 2,076,492      $  (833,156)   $ (5,472,619)
     Change in valuation allowance for deferred
          tax assets                                     (2,185,526)       1,718,284       2,530,196
     Adjustment to deferred tax liability for
          changes in estimates                              669,533         (649,920)             _
     Statutory depletion                                   (445,941)        (237,047)       (171,803)
     Nondeductible expenses and other                        15,442            1,839          14,199
                                                        -----------      -----------    ------------

               Income tax expense (benefit)             $   130,000      $        _     $ (3,100,027)
                                                        ===========      ===========    ============


     Income tax expense is deferred, with the exception of $130,000 in 2000 related to alternative minimum tax ("AMT").

                         PARALLEL PETROLEUM CORPORATION

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:


                                                                      2000           1999
                                                                      ----           ----


               Noncurrent
               ----------

     Deferred tax assets:
          Net operating loss carryforwards                       $ 4,840,778    $ 7,217,369
          Statutory depletion carryforwards                        1,635,931      1,190,146
          Alternative minimum tax credit carryforward                125,523             _
          Equity loss in First Permian, LLC                          124,700             _
          Allowance for accounts receivable                           17,386             _
                                                                 -----------    -----------

               Total deferred tax assets                          6,744,318      8,407,515

               Less valuation allowance                          (2,062,954)    (4,248,480)
                                                                -----------    -----------
               Net deferred tax assets                            4,681,364      4,159,035
                                                                -----------    -----------
     Deferred tax liabilities:
          Equity income in First Permian, LLC                           _          187,568
          Property and equipment, principally due to
               differences in basis, expensing of intangible
               drilling costs for tax purposes and depletion      4,681,364      3,971,467
                                                                -----------    -----------

               Total deferred tax liabilities                     4,681,364      4,159,035
                                                                -----------    -----------

               Net noncurrent deferred income tax
                    liability                                   $        _     $        _
                                                                ===========    ===========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to the historical volatility in crude oil and gas prices, the uncertainty of future commodity prices, and the Company's history of generating net losses, management has been unable to conclude that it is more likely than not that the Company will be able to utilize all the available carryforwards prior to their ultimate expiration. As such, the Company has established a valuation allowance against deferred tax assets which is $2,062,954 as of December 31, 2000.

                         PARALLEL PETROLEUM CORPORATION

     As of December 31, 2000, the Company had investment tax credit and net operating loss carryforwards for regular tax purposes available to reduce future taxable income and tax liability, respectively. These carryforwards expire as follows:


                                                                 Alternative
                                                                 minimum tax
                   Net operating          Investment            net operating
                      loss                tax credit                  loss
                   -------------          ----------            -------------

2001             $         _                $ 24,000           $         _
2009                  329,000                     _                      _
2018                8,658,000                     _               6,748,000
2019                5,250,000                     _               4,883,000
                 ------------               --------           ------------
                 $ 14,237,000               $ 24,000           $ 11,631,000
                 ============               ========           ============


     As of December 31, 2000, the Company had approximately $127,000 of minimum tax credit available indefinitely.

(6)  Major Customers

     The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31:


                                           2000         1999        1998
                                           ----         ----        ----

          Purchaser A                       _             5%         11%
          Purchaser B                       _            14%         24%
          Purchaser C                      22%           27%         22%
          Purchaser D                       _            26%         18%
          Purchaser E                      16%            _           _

(7)  Employee Pension Plan

     Effective September 1, 1988, the Company  established a simplified employee pension plan covering all salaried employees of the Company. The employees voluntarily contribute a portion of their eligible compensation, not to exceed $7,000, adjusted for inflation beginning in 1988, to the plan. The Company's contribution, including the employees contribution, cannot exceed the lesser of $30,000 or 15% of compensation. During 2000, 1999 and 1998, the Company contributed an aggregate of $36,077, $14,338 and $11,632, respectively, of which $9,750, $3,750 and $3,388, respectively, was allocated to a Director of the Company. The Company has no obligation to make contributions to the plan.

                         PARALLEL PETROLEUM CORPORATION

(8)  Statements of Cash Flows

     During 2000,  management  of the Company  made the decision to not sell its assets held for sale and $2,127,734 was transferred from assets held for sale to oil and gas properties and in 1999 and 1998, $2,127,734 and $0 were transferred from oil and gas properties to assets held for sale, respectively. These transfers are considered non-cash transactions.

     No Federal taxes were paid in 2000, 1999 and 1998, as a result of net operating losses or loss carryforwards.

     The  Company  made  interest   payments  of   $1,340,002,   $1,534,023  and
          $1,349,786 in 2000, 1999 and 1998, respectively.

     At   December  31,  2000 and 1999,  there  were  $711,873  and  $1,489,870, respectively, of property additions accrued in accounts payable.

(9)  Equity Transactions

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

                         PARALLEL PETROLEUM CORPORATION

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

     On October 5, 2000, the Company authorized 50,000 shares of $0.10 par Series A Preferred Stock. These shares will be issued upon the exercise of the Company's Preferred Stock Purchase Rights. Subject to the rights of the holders of any series of preferred stock ranking prior and superior to the Series A preferred stock with respect to dividends, the holders of shares of the Series A Preferred Stock shall be entitled to receive, when, and if declared by the Board of Directors, quarterly dividends payable in cash on the first day of July, October, January and April, in each year beginning in 2001, commencing on the first quarterly dividend payment Date after the first issuance of a fraction of a share of Series A Preferred Stock. Each share of Series A Preferred Stock shall entitle the holder to one one-thousandth of a vote on all matters submitted to a vote of the stockholders of the Company.

(10) Related Party Transactions

     Certain Directors and their companies own interests in certain wells operated by the Company. During 2000 and 1999, the Company charged $305,304 and $114,000, respectively, for lease operating expenses and drilling costs and paid $160,704 and $68,000, respectively, in oil and gas revenues to these related parties related to these wells.

     An entity in which the Chief Executive Officer and Chairman of the Board is the owner acted as the Company's agent in performing the routine day to day operations of certain wells. In 2000 and 1999, the Company was billed $169,906 and $34,000, respectively, for the Company's pro rata share of lease operating and drilling expenses and received $274,065 and $197,000 in 2000 and 1999, respectively, in oil and gas revenues related to these wells.

     During 2000 and 1999, the Company received from First Permian, LLC net reimbursement of general and administrative expenses of $115,471 and $78,720, respectively, with the reimbursement netted against the costs incurred to provide those services.

     During 2000,  the Company  received  management  fees of $75,000 from First
          Permian, LLC. No such fees were received in 1999.

                         PARALLEL PETROLEUM CORPORATION

     During 2000, the Company received $67,500 from First Permian, LLC for tax withholdings associated with the Company's interest in First Permian. No such distribution was received in 1999.

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

(11) Oil and Gas Expenditures

     The following table reflects capitalized costs related to the oil and gas properties as of December 31:



                                                  2000                1999
                                                  ----                ----


     Proved properties                       $ 57,915,944        $ 52,795,570
     Unproved properties                       14,400,440          12,341,213
                                             ------------        ------------
                                               72,316,384          65,136,783
     Accumulated depletion                    (32,495,930)        (27,296,752)
                                             ------------        ------------
                                             $ 39,820,454        $ 37,840,031
                                             ============        ============

     Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. Such costs capitalized in 2000, 1999 and 1998 totaled $624,007, $508,883 and
          $527,500, respectively.

     Depletion per equivalent unit of production (BOE) was $8.18, $8.30 and $8.07 for 2000, 1999 and 1998, respectively.

     The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities for each of the years in the three year period ended December 31:


                                                       2000                1999             1998
                                                       ----                ----             ----

     Transfers (to)/from assets held for sale     $ 2,127,734         $ (2,127,734)     $         -
     Proved property acquisition costs                 23,291               41,768            88,747
     Unproved property acquisition costs            3,371,898            1,978,964         6,034,025
     Exploration                                    2,163,124            1,855,948         8,555,741
     Development                                    1,087,424              638,845         3,873,168
                                                  -----------         ------------      ------------
                                                  $ 8,773,471         $  2,387,791      $ 18,551,681
                                                  ===========         ============      ============

                         PARALLEL PETROLEUM CORPORATION

(12) Impairment of Oil and Gas Properties

     As a result of a ceiling test calculation, which limits capitalized costs, net of related deferred tax liability, to the aggregate of the estimated present value, discounted at 10-percent of future net revenues from proved reserves plus lower of cost or fair market value of unproved properties, the Company recognized an impairment of approximately $1,705,000 related to its oil and gas properties during 1999. There was no impairment recorded for 2000.

(13) Earnings per Share

     In accordance with the provisions of FAS 128, the following table provides a reconciliation between basic and diluted earnings per share for the year ended December 31:



                                                                      2000           1999           1998
                                                                      ----           ----           ----

     Basic EPS Computation:
     Numerator -
          Net income (loss)                                      $  5,977,328   $ (2,450,457)  $ (12,995,910)
          Preferred stock dividend                                   (609,063)      (609,063)       (276,712)
                                                                 ------------   ------------   -------------
          Net income (loss) available to common
               stockholders                                      $  5,368,265   $ (3,059,520)  $ (13,272,622)
                                                                 ============   ============   =============
     Denominator -
          Weighted average common shares outstanding               20,331,858     18,549,214      18,300,998
                                                                  ===========   ============   =============

     Basic net earnings (loss) per share                              $   .26        $  (.16)       $   (.73)
                                                                      =======        =======        ========

     Diluted EPS Computation:
     Numerator -
          Net income (loss)                                      $ 5,977,328    $ (2,450,457)  $ (12,995,910)
          Preferred stock dividend                                       _          (609,063        (276,712)
                                                                 -----------    ------------   -------------
          Net income (loss) available to common
               stockholders                                      $ 5,977,328    $ (3,059,520)  $ (13,272,622)
                                                                 ===========    ============   =============
     Denominator -
          Weighted average common shares for basic
               earnings (loss) per share                          20,331,858      18,549,214      18,300,998

     Effect of dilutive securities:
          Employee stock options                                     348,787              _               _
          Warrants                                                       603              _               _
          Preferred stock                                          2,784,244              _               _
                                                                 -----------    ------------   -------------
          Weighted average common shares for diluted
               earnings (loss) per share assuming conversions     23,465,492      18,549,214      18,300,998
                                                                 ===========    ============   =============

         Diluted net earnings (loss) per share                       $   .25         $  (.16)       $   (.73)
                                                                     =======         =======        ========

                         PARALLEL PETROLEUM CORPORATION

     Employee stock options to purchase shares of common stock and convertible preferred stock were outstanding during 1999 and 1998 but were not included in the computation of diluted net earnings (loss) per share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company, (ii) the effect of the assumed conversion of the Company's preferred stock to common stock would be antidilutive, or (iii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

(14) Recently Announced Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS No. 133"), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge and establishes standards for reporting changes in the fair value of a derivative. The Company adopted FAS No. 133, as amended by FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, effective January 1, 2001. After assessing its contracts, the Company is not aware of any freestanding or embedded derivative instruments that would need to be accounted for in accordance with FAS No. 133.

(15) Equity Investment

     On June 30, 1999, the Company acquired a 22.5% interest for $2,250 in First Permian, LLC ("First Permian"), a Delaware limited liability company. On December 31, 2000, the Company's interest in First Permian was 30.675%.

     On June 25, 1999, First Permian and Fina Oil and Chemical Company ("Fina") entered into a Merger Agreement in which First Permian purchased oil and gas properties located in the Permian Basin of west Texas for $96,125,000. Under the Merger Agreement, the oil and gas properties were conveyed to Nash Oil Company, LLC ("Nash"), a newly formed Delaware Limited Liability Company and a wholly-owned subsidiary of Fina. Effective June 30, 1999, First Permian and Nash were merged with the surviving limited liability company being First Permian, LLC. The purchase was financed primarily with a bank credit facility for $74,000,000, subordinated notes totaling $16,000,000 and sale of minerals for $5,000,000. The credit facility is collateralized by substantially all of First Permian's oil and gas properties.

                         PARALLEL PETROLEUM CORPORATION

     At December 31, 2000, the Company has recorded a loss of $500,576 in its investment of First Permian, LLC to the extent that the Company had guaranteed $10,000,000 of the debt of First Permian. Effective October 25, 2000, the Company was released from its guarantee and has discontinued the equity method of accounting for it's share of losses in First Permian from that date. When First Permian begins to generate net income, the Company will resume application of the equity method of accounting only after the +Company's share in First Permian's net income equals or exceeds the share of net losses not recognized during the period the equity method was suspended. For 1999, the Company recorded equity in income of $197,811 of First Permian.

Commodity Hedges

     First Permian  utilizes   various  swap   contracts  and  other   financial
          instruments to hedge the effect of price changes on future oil production.

     The following table sets forth First Permian's outstanding oil hedge contracts at December 31, 2000:

     Type           Volume/Month             Term           Price               Commodity
     ----           ------------             ----           -----               ---------

     Swap           91,000 barrels      1/1/01 - 6/30/01    $17.70              WTI NYMEX
     Collar         40,000 barrels        7/01 - 12/02      $18.00 - $28.75     WTI NYMEX
     Collar         40,000 barrels        7/01 - 12/02      $19.00 - $24.80     WTI NYMEX



     During 2000 and at December 31, 1999, First Permian evaluated its oil hedge contracts and determined that a portion of oil subject to the contract did not qualify for hedge accounting. As a result, First Permian marked-to-market the contract for $441,180 and $576,000, respectively, recognizing a loss in other income. As of December 31, 2000, First Permian's oil hedge contracts qualified for hedge accounting.

     Interest Rate Swap Agreements

     Theseinstruments are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 2000 and 1999, First Permian was party to one interest rate swap agreement to provide the Company with a fixed interest rate of 6.52% on $40,000,000 of its revolving line of credit through July 1, 2002.

     FAS  133

     Pursuant to FAS 133, First Permian recorded a net transition adjustment loss of $6,105,108 in accumulated other comprehensive income on January 1, 2001.

                         PARALLEL PETROLEUM CORPORATION

     The following summarizes selected audited financial information for First Permian, LLC as of December 31:

                    Assets                                  2000                     1999
                    ------                                  ----                     ----

Current assets:
     Cash and cash equivalents                         $ 3,836,840              $ 4,476,669
     Accounts receivable                                 6,337,595                4,653,020
     Prepaids                                               61,218                   25,311
     Assets held for sale                                       _                 2,300,000
                                                       -----------              -----------
          Total current assets                          10,235,653               11,455,000
                                                       -----------              -----------

Property and equipment, at cost:
     Oil and gas properties, full cost method           87,527,750               71,967,245
     Other property                                      1,086,427                  252,453
                                                       -----------              -----------
                                                        88,614,177               72,219,698
     Less accumulated depletion and depreciation        (8,251,530)              (2,974,973)
                                                       -----------              -----------
          Net property and equipment                    80,362,647               69,244,725


Other non-current assets, net of accumulated
     amortization of $986,350 in 2000 and $223,800
     in 1999                                             1,664,528                1,064,113
                                                       -----------              -----------
                                                       $92,262,828              $81,763,838
                                                       ===========              ===========

     Liabilities and Members' Equity
     --------------------------------
Current liabilities:
     Current maturities of long-term debt              $        _               $ 3,000,000
     Accounts payable and accrued liabilities-trade      7,042,264                5,848,150
     Liability for commodity swap                           58,450                  576,000
                                                       -----------              -----------
          Total current liabilities                      7,100,714                9,424,150
                                                       -----------              -----------
Long-term debt, net of current maturities               67,400,000               63,950,000
Notes payable to related parties                                _                 7,500,000
Redeemable preferred units                              14,224,946                       _
Members' equity                                          3,537,168                  889,688
                                                       -----------              -----------
                                                       $92,262,828              $81,763,838
                                                       ===========              ===========
Revenues                                               $24,713,111              $14,627,611
Cost and expenses                                       16,870,023                8,825,266
                                                       -----------              -----------
          Operating income                               7,843,088                5,802,345

Other expense, net                                       7,220,136               (4,923,183)
                                                       -----------              -----------
Net income before extraordinary item                   $   622,952              $   879,162

Extraordinary loss from debt restructure                  (960,825)                      _
                                                       -----------              -----------
Net income (loss)                                      $  (337,873)             $   879,162
                                                       ===========              ===========
Redeemable preferred unit dividends                       (724,946)                      _
                                                       -----------              -----------
Net income (loss) available to common members          $(1,062,819)             $   879,162
                                                       ===========              ===========


                         PARALLEL PETROLEUM CORPORATION

     The following summarizes the Company's 30.675% interest in First Permian LLC's unaudited oil and gas reserve data (in thousands):

                          Changes in Reserve Balances


                                                         Total Proved          Proved Developed
                                                       ----------------       ------------------
                                                       BBL          MCF       BBL            MCF
                                                       ---          ---       ---            ---


     Reserves as of June 30, 1999 (date of
          inception)                                     _              _         _            _
          Purchase of reserves in place              10,521          9,360     6,249        8,934
          Sales of reserves in place                 (1,162)          (533)   (1,162)        (533)
          Revisions of previous estimates             1,115           (180)    1,110         (180)
          Production                                   (248)          (457)     (248)        (457)
                                                     ------         ------    ------       ------
     Reserves as of December 31, 1999                10,226          8,190     5,949        7,764
          Purchase of reserves in place               1,266            246     1,266          246
          Sales of reserves in place                     (3)        (2,014)       (3)      (2,014)
          Revisions of previous estimates             3,639         (4,253)      680       (4,395)
          Production                                   (386)          (350)     (386)        (350)
                                                     ------         ------    ------       ------
     Reserves as of December 31, 2000                14,742          1,819     7,506        1,251
                                                     ======         ======    ======       ======



            Standardized Measure of Discounted Future Net Cash Flows
                    Relating to Proved Oil and Gas Reserves


                                                                      December 31,
                                                            ---------------------------
                                                                 2000         1999
                                                                 ----         ----

     Future cash flows                                       $  374,869     $ 238,996
     Future costs:
          Production                                           (126,082)      (71,878)
          Development                                           (28,728)      (13,001)
                                                             ----------     ---------
     Future net cash flows                                      220,059       154,117
     10% annual discount for estimated timing of cash flows    (128,010)      (80,448)
                                                             ----------     ---------
     Standardized measure of discounted net cash flows       $   92,049     $  73,669
                                                             ==========     =========

                         PARALLEL PETROLEUM CORPORATION

     Changes in  Standardized  Measure of Discounted  Future Net Cash Flows From
          Proved Reserves




                For the year ended December 31, 2000 and for the period June 30, 1999 (date of inception) through December 31, 1999


                                                                         2000           1999
                                                                         ----           ----
     Increase (decrease):
          Sales of minerals in place                                  $ (1,380)      $ (6,612)
          Accretion of discount                                          7,367             _
          Net change in sales prices net of production costs            24,997             _
          Purchase of minerals in place                                  9,755         51,125
          Changes in estimated future development costs                 (6,514)          (337)
          Revisions of prices and costs                                (11,603)        32,266
          Sales, net of production costs                                (4,242)        (2,773)
                                                                      --------       --------
               Net increase                                             18,380         73,669
          Standardized measure of discounted net cash flows:
               Beginning of year                                        73,669             _
                                                                      --------       --------
               End of year                                            $ 92,049       $ 73,669
                                                                      ========       ========



(16) Commitments and Contingencies

     At December 31, 2000, the Company is party to two legal actions arising incidental to its business. It is managements opinion that the ultimate outcome of these legal actions will not have a material adverse effect on the Company's operations or financial position.

(17) Supplemental Oil and Gas Reserve Data (Unaudited)

     The estimates of the Company's proved oil and gas reserves, which are all located in the United States, are prepared by independent petroleum engineers. Reserves were estimated in accordance with guidelines established by the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company has presented the reserve estimates utilizing an oil price of $25.09, $24.75 and $10.50 per Bbl and a gas price of $10.18, $2.20 and $2.00 per Mcf as of December 31, 2000, 1999
          and 1998,  respectively.  Information  for oil is presented in barrels
          (BBL) and for gas in thousands of cubic feet (MCF).

                         PARALLEL PETROLEUM CORPORATION

     A summary of changes in reserve balances is presented below (in thousands):



                                                Total Proved        Proved Developed
                                             -----------------    --------------------
                                              BBL         MCF        BBL         MCF
                                              ---         ---        ---         ---
     Reserves as of January 1, 1998          1,894      30,548       837       20,328
          Extensions and discoveries           281       7,554       210        5,634
          Revisions of previous estimates     (265)     (8,806)       (9)      (3,614)
          Production                          (186)     (3,275)     (185)      (3,276)
                                             -----      ------      ----       ------
     Reserves as of December 31, 1998        1,724      26,021       853       19,072
          Sales of reserves in place            _         (241)       _          (241)
          Extensions and discoveries            28       2,167        28        1,910
          Revisions of previous estimates     (580)     (7,903)     (128)      (5,296)
          Production                          (164)     (2,760)     (164)      (2,760)
                                             -----      ------      ----       ------
     Reserves as of December 31, 1999        1,008      17,284       589       12,685
          Sales of reserves in place            _         (383)       _          (383)
          Extensions and discoveries            37       1,143        37        1,143
          Revisions of previous estimates       94         464       111          953
          Production                          (165)     (2,822)     (165)      (2,822)
                                             -----      ------      ----       ------
     Reserves as of December 31, 2000          974      15,686       572       11,576
                                             =====      ======      ====       ======



     The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by SFAS No. 69. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.

     During 2000,  the average  sales price  received by the Company for its oil was approximately $28.88 per Bbl, as compared to $17.32 in 1999, while the average sales price for the Company's gas was approximately $4.38 per Mcf in 2000, as compared to $2.27 per Mcf in 1999. At March 15, 2001, the price received by the Company for its oil production was approximately $25.25 per Bbl, while the price received by the Company, at that same date, for its gas production was approximately $5.00 per Mcf.

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

                         PARALLEL PETROLEUM CORPORATION

            Standardized Measure of Discounted Future Net Cash Flows
                    Relating to Proved Oil and Gas Reserves
                                 (In Thousands)


                                                                     December 31,
                                                       --------------------------------------
                                                          2000          1999           1998
                                                       ---------      --------       --------

Future cash flows                                      $ 184,045      $ 62,967       $ 70,141
Future costs:
     Production                                          (35,550)      (18,632)       (20,706)
     Development                                          (4,228)       (4,797)        (5,740)
                                                       ---------      --------       --------
Future net cash flows before income taxes                144,267        39,538         43,695
Future income taxes                                      (24,321)           _              _
                                                       ---------      --------       --------
Future net cash flows                                    119,946        39,538         43,695
10% annual discount for estimated timing of
     cash flows                                          (38,658)      (14,039)       (16,872)
                                                       ---------      --------       --------
Standardized measure of discounted net cash flows      $  81,288      $ 25,499       $ 26,823
                                                       =========      ========       ========


                       Changes in Standardized Measure of
             Discounted Future Net Cash Flows From Proved Reserves
                                 (In Thousands)



                                                                     December 31,
                                                       --------------------------------------
                                                          2000          1999           1998
                                                       ---------      --------       --------

Increase (decrease):
     Sales of minerals in place                        $   (136)      $   (238)      $     -
     Extensions and discoveries and improved recovery,
          net of future production and development costs  8,398          3,067          8,916
     Accretion of discount                                2,550          2,682          4,642
     Net change in sales prices net of production costs  66,306         11,882        (16,036)
     Changes in estimated future development costs          204            789            664
     Revisions of quantity estimates                      4,496        (13,371)        (8,325)
     Net change in income taxes                          (9,662)            _             365
     Sales, net of production costs                     (14,035)        (6,620)        (6,588)
     Changes of production rates (timing) and other      (2,332)           485         (2,870)
                                                       --------       --------       --------
               Net increase (decrease)                   55,789         (1,324)       (19,232)

     Standardized measure of discounted future net cash
         flows:
               Beginning of year                         25,499         26,823         46,055
                                                       --------       --------       --------
               End of year                             $ 81,288       $ 25,499       $ 26,823
                                                       ========       ========       ========

                         PARALLEL PETROLEUM CORPORATION

(18) Selected Quarterly Financial Results (Unaudited)


                                                       Quarter
                                       -------------------------------------------------
                                       First          Second         Third        Fourth
                                       -----          ------         -----        ------
                                            (in thousands, except per share data)

2000:

     Oil and gas revenues          $    2,775     $    3,197     $   4,163      $   7,000
     Total costs and expense            1,875          2,098         2,220          3,337
     Net income                           194            695         1,699          3,389
     Net income per common share   $     .001     $     .027     $    .076      $     .16
     Net income per common share
          - assuming dilution      $     .001     $     .027     $    .072      $     .14


1999:
     Oil and gas revenues          $    1,963     $    1,992     $   2,291      $   2,728
     Total costs and expenses           1,621          1,729         2,239          4,585
     Net income (loss)                    (10)           (94)         (150)        (2,196)
     Net income (loss) per common
          share                    $    (.010)    $    (.013)    $   (.016)     $    (.18)
     Net income (loss) per common
          share-assuming dilution  $    (.010)    $    (.013)    $   (.016)     $    (.16)



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PARALLEL PETROLEUM CORPORATION


March 30, 2001                           By:  /s/ Thomas R. Cambridge
                                              ---------------------------------
                                              Thomas R. Cambridge, Chief
                                              Executive Officer and
                                              Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas R. Cambridge         Chief Executive Officer         March 30, 2001
-----------------------         and Chairman of the
    Thomas R. Cambridge         Board of Directors
                                (Principal Executive
                                Officer)


/s/ Larry C. Oldham
-----------------------         President and Treasurer         March 30, 2001
Larry C. Oldham                 (Principal Financial and
                                Accounting Officer)


/s/ Dewayne E. Chitwood
-----------------------         Director                        March 30, 2001
Dewayne E.  Chitwood


s/ Ernest R. Duke
-----------------------         Director                        March 30, 2001
Ernest R. Duke


/s/ Charles R. Pannill
-----------------------         Director                        March 30, 2001
Charles R. Pannill

Exhibit
  No.                              Description of Exhibit

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000.)


4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998.)

*4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

*4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent.


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

Exhibit
  No.                              Description of Exhibit


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

10.7                1998 Stock Option Plan (Incorporated by reference to Exhibit
                    10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

10.8 Restated Loan Agreement dated December 27, 1999 between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 1999.)


*10.9               Loan  Agreement,   dated  December  18,  2000,  between  the
                    Registrant and Bank United.

10.10 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

10.11               Certificate   of   Formation   of  First   Permian,   L.L.C.
                    (Incorporated   by   reference   to  Exhibit   10.1  of  the
                    Registrant's  Form 8-K report  dated June 30,  1999.)

10.12               Limited Liability Company Agreement of First Permian, L.L.C.
                    (Incorporated   by   reference   to  Exhibit   10.2  of  the
                    Registrant's Form 8-K report dated June 30, 1999.)


10.13 Merger Agreement, dated June 25, 1999. (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report dated June 30, 1999.)


10.14 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to
                    Exhibit 10.4 of the Registrant's Form 8-K report dated June 30, 1999.)

10.15 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K report dated June 30, 1999.)

Exhibit
  No.                              Description of Exhibit




*10.16 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000.

10.17 Credit Agreement, dated June 30, 1999 by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report dated June 30, 1999.)

10.18 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report dated June 30, 1999.)

10.19 Intercreditor Agreement, dated as of June 30, 1999, among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation. (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report dated June 30, 1999).

10.20 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K report dated June 30, 1999.)

10.21 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First
                    Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit
                    10.9 of the  Registrant's  Form 8-K  report  dated  June 30,
                    1999.)

*10.22 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc.

*23.1               Consent of Independent Auditors

*23.2               Consent of Independent Petroleum Engineers


*23.3               Consent of Independent Petroleum Engineers



----------------------
* Filed herewith.

                                                      Exhibit 4.2



                         CERTIFICATE OF
             DESIGNATION, PREFERENCES AND RIGHTS OF
                    SERIES A PREFERRED STOCK

                               of

                 PARALLEL PETROLEUM CORPORATION

     Pursuant to Section 151 of the General Corporation Law
                    of the State of Delaware

     Pursuant to Section 151 of the General Corporation Law of the State of Delaware, the undersigned authorized officer of Parallel Petroleum Corporation (the "Corporation"), on behalf of the Corporation, DOES HEREBY CERTIFY

     That pursuant to the authority conferred upon the Board of Directors (the "Board") by the Certificate of Incorporation of the Corporation, as amended, and the General Corporation Law of the State of Delaware, the Board of Directors on October 5, 2000, adopted the following resolutions creating a series of fifty thousand shares of Preferred Stock, par value $0. 1 0 per share, designated as Series A Preferred Stock:

     RESOLVED, that, pursuant to the authority vested in the Board in accordance with the provisions of its Certificate of Incorporation, as amended, the Board and the General Corporation Law of the State of Delaware, does hereby create, authorize and provide for the issuance upon the exercise of the Corporation's Preferred Stock Purchase Rights, of a series of Preferred Stock of the Corporation, and does hereby fix and state that the designations, amounts, powers, preferences and relative and other special rights and the qualifications, limitations or restrictions thereof are as follows:

Series A Preferred Stock

     Section 1. Designation and Amount. The shares of such series shall be designated as Series A Preferred Stock and the number of shares constituting such series shall be 50,000, which number may be increased or decreased (but not below the number of shares thereof then outstanding) from time to time by action of the Board of Directors.

     Section 2. Dividends and Distributions.

     (A) Subject to the prior and superior rights of the holders of any shares of any series of Preferred Stock ranking prior and superior to the shares of Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for that purpose, quarterly dividends payable in cash on the I st day of July, October, January and April, in each year commencing January 1, 2001 (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $0.01 or (b) subject to the provision for adjustment hereinafter set forth, one thousand (1,000) times the aggregate per share amount of all cash dividends, and one thousand (1,000) times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of the common stock of the Corporation, par value $0.01 per share ("the Common Stock"), or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time after October 5, 2000 (the "Rights Declaration Date") (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) The Corporation shall declare a dividend or distribution on the Series A Preferred Stock as provided in paragraph (A) above immediately after it declares a dividend or distribution on the Common

Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $0.01 per share on the Series A Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

     (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share- by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than sixty (60) days prior to the date fixed for the payment thereof.

     Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

     (A) Subject to the provision for adjustment hereinafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to one thousand (1,000) votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) Except as otherwise provided herein or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation. Except as otherwise provided herein or by law, the holders of the shares of Series A Preferred Stock shall not be entitled to vote as a separate class on any matters submitted to a vote of the stockholders.

     (C) (i) If at any time dividends on any Series A Preferred Stock shall be in arrears in an amount equal to six (6) quarterly dividends thereon, the occurrence of such contingency shall mark the beginning of a period (herein called a "default period") which shall extend until such time when all accrued and unpaid dividends for all previous quarterly dividend periods and for the current quarterly dividend period on all shares of Series A Preferred Stock then outstanding shall have been declared and paid or set apart for payment. During each default period, all holders of Series A Preferred Stock, voting as a class, shall have the right to elect two (2) Directors to the Board of Directors of the Corporation.

          (ii) During any default period, such voting right of the holders of Series A Preferred Stock may be exercised initially at a special meeting called pursuant to subparagraph (iii) of this Section 3(C) or at any annual meeting of stockholders of the Corporation, and thereafter at annual meetings of stockholders of the Corporation, provided that such voting right shall not be exercised unless the holders of one-third (1/3) in number of shares of Series A Preferred Stock outstanding shall be present in person or by proxy. The absence of a quorum of the holders of Common Stock shall not affect the exercise by the holders of Series A Preferred Stock of such voting right. At any meeting at which the holders of Series A Preferred Stock shall exercise such voting right initially during an existing default period, they shall have the right, voting as a class, to elect Directors to fill such vacancies, if any, in the Board of Directors as may then exist up to two (2) Directors or, if such right is exercised at an annual meeting, to elect two (2) Directors. If the number which may be so elected at any special meeting does not amount to the required number, the holders of the Series A Preferred Stock shall have the right to make such increase in the number of Directors constituting the whole Board of Directors as shall be necessary to permit the election by them of the required number. After the holders of the Series A Preferred Stock shall have exercised their right to elect Directors in any default period and during the continuance of such period, the number of Directors constituting the whole Board of Directors shall not be increased or decreased except by vote of the holders of Series A Preferred Stock as herein provided or pursuant to the rights of any equity securities ranking senior to or pari passu with the Series A Preferred Stock.

          (iii) Unless the holders of Series A Preferred Stock shall, during an existing default period, have previously exercised their right to elect Directors, the Board of Directors may order, or any stockholder or stockholders owning in the aggregate not less than ten percent (I 0%) of the total number of shares of Series A Preferred Stock outstanding may request, the calling of a special meeting of the holders of Series A Preferred Stock, which meeting shall thereupon be called by the President, a Vice President or the Secretary of the Corporation. Notice of such meeting and of any annual meeting at which holders of Series A Preferred Stock are entitled to vote pursuant to this subparagraph (C)(iii) shall be given to each holder of record of Series A Preferred Stock by mailing a copy of such notice to him at his last address as the same appears on the books of the Corporation. Such meeting shall be called for a time not earlier than twenty (20) days and not later than sixty (60) days after such order or request or in default of the calling of such meeting within sixty
     (60) days after such order or request, such meeting may be called on similar notice by any stockholder or stockholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Series A Preferred Stock outstanding. Notwithstanding the provisions of this subparagraph (C)(iii), no such special meeting shall be called during the period within sixty (60) days immediately preceding the date fixed for the next annual meeting of the stockholders of the Corporation.

          (iv) In any default period, the holders of Common Stock, and other classes of stock of the Corporation if applicable, shall continue to be entitled to elect the whole number of Directors until the holders of the Series A Preferred Stock shall have exercised their right to elect two (2)

     Directors voting as a class, after the exercise of which right (x) the Directors so elected by the holders of the Series A Preferred Stock shall continue in office until their successors shall have been elected by such holders or until the expiration of the default period, and (y) any vacancy in the Board of Directors may (except as provided in subparagraph (C)(ii) of this Section 3) be filled by vote of a majority of the remaining Directors theretofore elected by the holders of the class of stock which elected the Director whose office shall have become vacant. References in this paragraph (C) to Directors elected by the holders of a particular class of stock shall include Directors elected by such Directors to fill vacancies as provided in clause (y) of the foregoing sentence.

          (v) Immediately upon the expiration of a default period, (x) the right of the holders of the Series A Preferred Stock as a class to elect Directors shall cease, (y) the term of any Directors elected by the holders of Series A Preferred Stock as a class shall terminate and (z) the number of Directors constituting the whole Board of Directors shall be such number as may be provided for in the Corporation's Certificate of Incorporation or bylaws irrespective of any increase made pursuant to the provisions of subparagraph (C)(ii) of this Section 3 (such number being subject, however, to change thereafter in any manner provided by law or in the Corporation's Certificate of Incorporation or bylaws). Any vacancies in the Board of Directors effected by the provisions of clauses (y) and (z) in the preceding sentence may be filled as provided in the Corporation's Amended and Restated Certificate of Incorporation.

     (D) Except as set forth herein, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

     Section 4. Certain Restrictions.

     (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

          (i) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to, the Series A Preferred Stock;

          (ii) declare or pay dividends on, or make any other distributions on, any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such junior stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

          (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or

          (iv) purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

     (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

     Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

     Section 6. Liquidation, Dissolution or Winding Up.

     (A) Upon any liquidation (voluntary or otherwise), dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $250 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment(the"Series A Liquidation Preference"). Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Series A Liquidation Preference by (ii) one thousand (1,000) (as appropriately adjusted as set forth in paragraph (C) of this Section to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock) (such number in clause (ii) immediately above being referred to as the "Adjustment Number"). Following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Series A Preferred Stock and Common Stock, respectively, holders of Series A Preferred Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to one (1) with respect to such Preferred Stock and Common Stock, on a per share basis, respectively.

     (B) In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of preferred stock, if any, which rank on a parity with the Series A Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences . In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

     (C) In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock, securities, cash or any other property, then in any such case the shares of Series A Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to one thousand (1,000) times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (ii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 8. Redemption. The outstanding shares of Series A Preferred Stock may be redeemed at the option of the Board of Directors as a whole, but not in part, at any time, or from to time to time, at a cash price per share equal to one hundred five percent (105%) of (i) the product of the Adjustment Number times the Average Market Value (as such term is hereinafter defined) of the Common Stock, plus (ii) all dividends which on the redemption date have accrued on the shares to be redeemed and have not been paid, or declared and a sum sufficient for the payment thereof set apart, without interest. The "Average Market Value" is the average of the closing sale prices of the Common Stock during the thirty (30) day period immediately preceding the date before the redemption date on the Composite Tape for New York Stock Exchange Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934, as amended, on which such stock is listed, or, if such stock is not listed on any such exchange, the average of the closing sale prices with respect to a share of Common Stock during such thirty (30) day period, as quoted on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value of the Common Stock as determined by the Board of Directors in good faith.

     Section 9. Ranking. The Series A Preferred Stock shall rank junior to all other series of the Corporation's Preferred Stock as to the payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.

     Section 10. Amendment. Except as otherwise provided in the Certificate of Incorporation, as amended, or by law, the Certificate of Incorporation of the Corporation, as amended, shall not be further amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of a majority or more of the outstanding shares of Series A Preferred Stock, voting separately as a class.

     Section 11. Fractional Shares. At the Corporation's sole discretion, Series A Preferred Stock may be issued in fractions of a share which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Stock.

     IN WITNESS WHEREOF, I have executed this Certificate as of October 5, 2000.

                              PARALLEL PETROLEUM CORPORATION


                              By: /s/ Larry C.  Oldham
                                  --------------------------------
                                  Larry C. Oldham, President

                                                            Exhibit 4.3





                         PARALLEL PETROLEUM CORPORATION

                                      and

                       COMPUTERSHARE TRUST COMPANY, INC.,

                                as Rights Agent

                                Rights Agreement

                           Dated as of October 5,2000

                                TABLE OF CONTENTS

Section                                                                   Page

Section 1.  Certain Definitions                                            1

Section 2.  Appointment of Rights Agent                                    5

Section 3.  Issuance of Rights  Certificates                               6
           (a)  Distribution  Date;  Rights Certificates                   6
           (b)  Common Stock Certificates; Summary of Rights               6
           (c)  Legend                                                     6

Section 4.  Form of Rights  Certificates                                   7
           (a)  Form; Date                                                 7
           (b)  Acquiring  Person Legend                                   8

Section 5.  Countersignature and Registration                              8
           (a)  Signatures                                                 8
           (b)  Registration and Transfer                                  8

Section 6. Transfer, Split Up, Combination and Exchange of Rights Certificates; Mutilated, Destroyed, Lost or Stolen
            Rights Certificates                                            9
           (a)  Procedure                                                  9
           (b)  Issuance of New Rights Certificates                        9

Section 7.  Exercise of Rights; Purchase Price; Expiration Date of Rights  9
           (a)  Exercise                                                   9
           (b)  Purchase Price                                             10
           (c)  Rights Agent Actions                                       10
           (d)  Partial Exercise                                           11
           (e)  Termination of Acquiring Person's Rights                   11
           (f)  Surrender of Rights Certificates; Identity of
                Beneficial Owner                                           11

Section 8.  Cancellation and Destruction of Rights Certificates            11

Section 9.  Reservation and Availability of Capital Stock                  12
           (a)  Reservation of Capital Stock                               12
           (b)  Listing                                                    12
           (c)  Registration under the Act                                 12

           (d)  Covenant Regarding Capital Stock                           12
           (e)  Transfer Taxes and Charges                                 13

Section 10. Preferred Stock Record Date                                    13

Section 11. Adjustment of Purchase Price; Number and Kind of
            Shares or Number of Rights                                     13
          (a)  Certain Adjustments                                         13
          (b)  Purchase Price Adjustment - Capital Stock                   16
          (c)  Purchase Price Adjustment - Cash, Assets, etc.              17
          (d)  Current Market Price                                        17
          (e)  Purchase Price Adjustment Threshold                         18
          (f)  Equivalent Adjustments                                      19
          (h)  Preferred Stock Anti-Dilution                               19
          (i)  Adjustment of Number of Rights                              19
          (j)  Rights Certificates                                         20
          (k)  Adjustment Below Par Value                                  20
          (1)  Adjustment Effective as of Future Date; Exercise            20
          (m)  Tax Adjustments                                             20
          (n)  Restriction on Certain Transactions                         21
          (o)  Restriction Against Diminishing Benefits of the Rights      21
          (p)  Common Stock Adjustments                                    21

Section 12. Certificate of Adjusted Purchase Price or
            Number of Shares                                               21

Section 13. Consolidation, Merger or Sale or Transfer of
            Assets or Earning Power                                        22
          (a   Flip-over Event                                             22
          (b)  Principal Party                                             23
          (c)  Supplemental Agreement                                      23
          (d)  Exceptions                                                  24

Section 14. Fractional Rights and Fractional Shares                        24
          (a)  Fractional Rights                                           24
          (b)  Fractional Shares of Preferred Stock                        25
          (c)  Fractional Shares of Common Stock                           25
          (d)  Waiver of Fractional Rights and Shares                      25

Section 15. Rights of Action                                               25

Section 16. Agreement of Rights Holders                                    26

Section 17. Rights Certificate Holder Not Deemed a Stockholder             26

Section 18. Concerning the Rights Agent                                    27
          (a)  Compensation                                                27
          (b)  Reliance                                                    27

Section 19. Merger or Consolidation or Change of Name of
            Rights Agent                                                   27
          (a)  Successor                                                   27
          (b)  Prior Countersignatures                                     27

Section 20. Duties of Rights Agent                                         28
          (a)  Legal Counsel                                               28
          (b)  Certification by the Company                                28
          (c)  Liability for Gross Negligence, etc.                        28
          (d)  Statements of Fact or Recitals                              28
          (e)  Agreement; Adjustments                                      28
          (f)  Further Assurances                                          28
          (g)  Instructions                                                29
          (h)  Dealing in Rights                                           29
          (i)  Agents; Reasonable Care                                     29
          (j)  Expenses; Repayment Assurances                              29
          (k)  Exercise of Rights; Consultation with Company               29

Section 21. Change of Rights Agent                                         29

Section 22. Issuance of New Rights Certificates                            30

Section 23. Redemption and Termination                                     30
          (a)  Redemption                                                  30
          (b)  Effect of Redemption; Procedure                             31

Section 24. Exchange                                                       31
          (a)  Right to Exchange                                           31
          (b)  Effect of Exchange; Procedure                               31

          (c)  Common Stock Equivalents                                    32
          (d)  Insufficient Common Stock                                   32
          (e)  Fractional Shares                                           32

Section 25. Notice of Certain Events                                       32
          (a)  Preferred Stock Transactions, etc.                          32
          (b)  Other Transactions                                          33

Section 26. Notices                                                        33

Section 27. Supplements and Amendments                                     34

Section 28. Successors                                                     34

Section 29. Determinations and Actions by the Board of
            Directors, etc.                                                34

Section 30. Benefits of this Agreement                                     34

Section 31. Severability                                                   35

Section 32. Governing Law                                                  35

Section 33. Counterparts                                                   35

Section 34. Descriptive Headings                                           35

Exhibit A   Certificate of Designation, Preferences and Rights
            of Series A Preferred Stock

Exhibit B   Form of Rights Certificate

Exhibit C   Letter to Stockholders

Exhibit D   Form of Press Release

                               RIGHTS AGREEMEENT


     RIGHTS AGREEMENT, dated as of October 5, 2000, between PARALLEL PETROLEUM CORPORATION, a Delaware corporation (the "Company"), and COMPUTERSHARE TRUST COMPANY, INC., a Colorado corporation, as rights agent (the "Rights Agent").

                                    RECITAL

     On October 5, 2000 (the "Rights Dividend Declaration Date "), the Board of Directors of the Company authorized and declared a dividend distribution of one Right for each share of Common Stock (as hereinafter defined) of the Company outstanding at the close of business on October 16, 2000 (the "Record Date"), and has authorized the issuance of one Right (as such number may hereafter be adjusted as provided herein) for each share of Common Stock of the Company issued between the Record Date (whether originally issued or delivered from the Company's treasury) and the Distribution Date, each Right initially representing the right to purchase one one-thousandth of a share of Series A Preferred Stock of the Company having the rights, powers and preferences set forth in the form of Certificate of Designation, Preferences and Rights attached hereto as Exhibit A, upon the terms and subject to the conditions hereinafter set forth (the "Rights");

                                   AGREEMENT

     In consideration of the premises and the mutual agreements herein set forth, the parties hereby agree as follows:

     Section 1. Certain Definitions. For purposes of this Agreement, the following terms have the meanings indicated:

          (a) "Acquiring Person" shall mean any Person who or which, together with all Affiliates and Associates of such Person, shall be the Beneficial Owner (as such term is hereinafter defined) of 15% or more of the shares of Common Stock then outstanding, but shall not include (i) the Company, (ii) any Subsidiary of the Company, (iii) any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan, or
(iv) any Person who becomes an Acquiring Person solely as a result of a reduction in the number of shares of Common Stock outstanding due to the repurchase of shares of Common

Stock by the Company, unless and until such Person shall purchase or otherwise become (as a result of actions taken by such Person or its Affiliates or Associates) the Beneficial Owner of additional shares of Common Stock constituting 1% or more of the then outstanding shares of Common Stock. Notwithstanding the foregoing, if (i) the Board of Directors of the Company determines in good faith that a Person who would otherwise be an Acquiring Person, as defined pursuant to the foregoing provisions of this paragraph, has become such inadvertently (including, without limitation, because (A) such Person was unaware that it beneficially owned a percentage of Common Stock that would otherwise cause such Person to be an Acquiring Person, or (B) such Person was aware of the extent of its Beneficial Ownership of Common Stock but had no actual knowledge of the consequences of such Beneficial Ownership under this Agreement) and without any intention of changing or influencing control of the Company, and (ii) within ten Business Days of being requested by the Company to advise it regarding the same, such Person certifies to the Company that such Person acquired shares of Common Stock in excess of 14.99% inadvertently or without knowledge of the terms of the Rights and who, together with all Affiliates and Associates, thereafter does not acquire additional shares of Common Stock and within ten Business Days of being requested by the Company to do so disposes of the portion of such Common Stock in excess of 14.99%, then such Person shall not be deemed to be or to have become an Acquiring Person for any purposes of this Agreement; provided, however, that if the Person requested to so certify fails to do so within ten Business Days of the Company's request or such Person fails to dispose of such Common Stock in excess of 14.99% within ten Business Days of the Company's request, then such Person shall become an Acquiring Person immediately after such ten Business Day period.

          (b) "Act" shall mean the Securities Act of 1933, as amended and in effect from time to time.

          (c) "Adjustment Shares" shall have the meaning set forth in Section 11(a)(ii) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Certain Adjustments)

          (d) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Exchange Act.

          (e) "Agreement", shall mean this Rights Agreement as originally executed or as it may from time to time be supplemented or amended pursuant to the applicable provisions hereof.

          (f) A Person shall be deemed the "Beneficial Owner" of, and shall be deemed to "beneficially own," any securities:

                    (i) which such Person or any of such Person's Affiliates or Associates, directly or indirectly, has the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (whether or not in writing) or upon the exercise of conversion rights, exchange rights, rights, warrants or options, or otherwise; provided, however that a Person shall not, for purposes of this paragraph (i), be dee "Beneficial Owner" of or to "beneficially own," (A) securities tendered pursuant to a tender or exchange offer made by such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange, or (B) securities issuable upon exercise of Rights at any time prior to the occurrence of a Triggering Event, or (C) securities issuable upon exercise of Rights from and after the occurrence of a Triggering Event, which Rights were acquired by such Person or any of such Person's Affiliates or Associates prior to the Distribution Date or pursuant to
Section 3(a) (Issuance of Rights Certificates - Distribution Date, Rights Certificates) or Section 22 (Issuance of New Rights Certificates) (the "Original Rights") or pursuant to Section 11(i) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Adjustment of Number of Rights) in connection with an adjustment made with respect to any Original Rights;

                    (ii) which such Person or any of such Person's Affiliates or Associates, directly or indirectly, has the right to vote or dispose of or has "beneficial ownership" of (as determined pursuant to Rule 13d-3 of the General Rules and Regulations under the Exchange Act), including pursuant to any agreement, arrangement or understanding, whether or not in writing; provided, however, that a Person shall not be deemed the "Beneficial Owner, of, or to "beneficially own," any securi under this subparagraph (ii) as a result of an agreement, arrangement or understanding to vote such security if such agreement, arrangement or understanding: (A) arises solely from a revocable proxy given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable provisions of the General Rules and Regulations under the Exchange Act, and (B) is not also then reportable by such Person on a
Schedule 13D under the Exchange Act (or any comparable or successor report); or

                    (iii) which are "beneficially owned," directly or indirectly, by any other Person (or any Affiliate or Associate thereof) with which such Person (or any of such Person's Affiliates or Associates) has any agreement, arrangement or understanding (whether or not in writing), for the purpose of acquiring, holding, voting (except pursuant to a revocable proxy as described in the proviso to subparagraph (ii) of this paragraph (f)) or disposing of any voting securities of the Company;

provided, however, that nothing in this paragraph (f) shall cause a Person engaged in business as an underwriter of securities to be the "Beneficial Owner, of or to "beneficially own," any securities acquired through such Person's participation in good faith in a firm commitment underwriting until the expiration of forty (40) calendar days after the date of such acquisition.

          (g) "Board" means the Board of Directors of the Company.

          (h) "Business Day" shall mean any day other than a Saturday, Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

          (i) "Close of Business" on any given date shall mean 5:00 P.M., New York, New York time, on such date; provided, however, that if such date is not a Business Day it shall mean 5:00 P.M., New York, New York time, on the next succeeding Business Day.

          (j) "Common Stock" shall mean the common stock, par value $0.01 per share, of the Company, except that "Common Stock" when used with reference to any Person other than the Company shall mean the capital stock of such Person with the greatest voting power, or the equity securities or other equity interest having power to control or direct the management, of such Person.

          (k)  "Common  Stock  Equivalents"  shall have the meaning set forth in
Section 11(a)(iii) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Certain Adjustments).

          (l) "Company" shall mean the Person named as the "Company" in the first paragraph of this Agreement until a successor corporation shall have become such, or until a Principal Party shall assume, and thereafter be liable for, all obligations and duties of the Company hereunder, pursuant to the applicable provisions of this Agreement, and thereafter "Company" shall mean such successor corporation or Principal Party.

          (m) "Current Market Price" shall have the meaning set forth in Section 11(d) (Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights - Current Market Price).

          (n) "Current Value" shall have the meaning set forth in Section 11(a)(iii) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Certain Adjustments).

          (o) "Distribution Date" shall have the meaning set forth in Section 3(a) (Issuance of Rights Certificates - Distribution Date, Rights Certificates).

          (p) "Equivalent  Preferred  Stock" shall have the meaning set forth in
Section II (b) (Adjustment of Purchase Price; Number and Kind of Shares or Number of - Purchase Price Adjustment - Capital Stock).

          (q) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended and in effect on the date of this Agreement.

          (r) "Exchange Number" shall mean one-half of the number of shares of Common Stock, one-thousandths of a share of Preferred Stock, or shares or other units of other property for which a Right is exercisable immediately prior to the time of the action of the Board to exchange the Rights.

          (s) "Expiration Date" shall have the meaning set forth in Section 7(a) (Exercise of Rights; Purchase Price; Expiration Date of Rights - Exercise).

          (t) "Final Expiration Date" shall mean the Close of Business on October 5, 2010.

          (u) "Flip-in Event" shall mean any event described in Section 11(a)(ii) (A) or (B) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Certain Adjustments).

          (v) "Flip-in Trigger Date" shall have the meaning set forth in Section 11(a)(iii) (Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights - Certain Adjustments).

          (w) "Flip-over Event" shall mean any event described in clauses (x),

(y) or (z) of Section 13(a) (Consolidation, Merger or Sale or Transfer of Assets or Earning Power - Flip-over Event).

          (x) "Original Rights" shall have the meaning set forth in Section l(f)(i) (Certain Definitions).

          (y) "Person" shall mean any individual, firm, corporation, partnership or other entity.

          (z) "Preferred Stock" shall mean shares of Series A Preferred Stock, par value $0.10, of the Company, and, to the extent that there is not a sufficient number of shares of Series A Preferred Stock authorized to permit the full exercise of the Rights, any other series of preferred stock, par value $0.10, of the Company designated for such purpose containing terms substantially similar to the terms of the Series A Preferred Stock.

          (aa) "Principal Party" shall have the meaning set forth in Section 13(b) (Consolidation, Merger or Sale or Transfer of Assets or Earning Power - Principal Party).

          (bb) "Purchase Price" shall have the meaning set forth in Section 4(a) (Form of Rights Certificates - Form; Date).

          (cc) "Record Date" shall have the meaning set forth in the Recital at the beginning of the Agreement.

          (dd) "Redemption Date" shall have the meaning set forth in Section 23(a) (Redemption and Termination - Redemption).

          (ee) "Redemption Price" shall have the meaning set forth in Section 23(a) (Redemption and Termination - Redemption).

          (ff) "Rights" shall have the meaning set forth in the Recital at the beginning of the Agreement.

          (gg) "Rights Agent" shall mean the Person named as the "Rights Agent" in the first paragraph of this Agreement until a successor Rights Agent shall have become such pursuant to the applicable provisions hereof and thereafter "Rights Agent" shall mean such successor Rights Agent. If at any time there is more than one Person appointed by the Company as Rights Agent pursuant to the applicable provisions of this Agreement, "Rights Agent" shall mean and include each such Person.

          (hh) "Rights Certificates" shall have the meaning set forth in Section 3(a) (Issuance of Rights Certificates - Distribution Date; Rights Certificates).

          (ii) "Rights Dividend Declaration Date" shall have the meaning set forth in the Recital at the beginning of the Agreement.

          (jj) "Spread" shall have the meaning set forth in Section 11(a)(iii) (Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights - Certain Adjustments).

          (kk) "Stock Acquisition Date" shall mean the first date of public announcement (which, for purposes of this definition, shall include, without limitation, a report filed or amended pursuant to Section 13(d) under the Exchange Act) by the Company or an Acquiring Person that an Acquiring Person has become such.

          (ll) "Subsidiary" shall mean, with reference to any Person, any corporation or other entity of which a majority of the voting power of equity securities or majority of the equity interest is beneficially owned, directly or indirectly, by such Person, or otherwise controlled by such Person.

          (mm) "Substitution Period" shall have the meaning set forth in Section 11(a)(iii) (Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights - Certain Adjustments).

          (nn) "Trading Day" shall have the meaning set forth in Section 11(d)(i) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Current Market Price).

          (oo) "Triggering Event" shall mean any Flip-in Event or any Flip-over Event.

     Section 2. Appointment of Rights Agent. The Company hereby appoints the Rights Agent to act as agent for the Company in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company may from time to time appoint such Co-Rights Agents as it may deem necessary or desirable.

     Section 3. Issuance of Rights Certificates.

          (a) Distribution Date; Rights Certificates. Until the earlier of (i) the Close of Business on the tenth Business Day after the Stock Acquisition Date (or, if the tenth Business Day after the Stock Acquisition Date occurs before the Record Date, the Close of Business on the Record Date), or (ii) the Close of Business on the tenth Business Day (or such later date as the Board shall determine prior to such time as any Person becomes an Acquiring Person) after the date that a tender or exc offer by any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan) is first published or sent or given within the meaning of Rule 14d-2(a) of the General Rules and Regulations under the Exchange Act, if upon consummation thereof such Person would be the Beneficial Owner of 15% or more of the shares of Common Stock then outstanding (the earlier of (i) and (ii) being herein referred to as the "Distribution Date"), (x) the Rights will be evidenced (subject to the provisions of paragraph (b) of this Section 3) by the certificates for the Common Stock registered in the names of the holders of the Common Stock (which certificates for Common Stock shall be deemed also to be certificates for Rights) and not by separate certificates, and (y) the Rights will be transferable only in connection with the transfer of the underlying shares of Common Stock (including a transfer to the Company, except pursuant to the provision of Section 23 (Redemption and Termination)). As soon as practicable after the Distribution Date, the Rights Agent will send by first-class, insured, postage prepaid mail, to each record holder of the Common Stock as of the Close of Business on the Distribution Date, at the address of such holder shown on the records of the Company, one or more rights certificates, in substantially the form of Exhibit B hereto (the "Rights Certificates"), evidencing one Right for each share of Common Stock so held, subject to adjustment as provided herein. In the event that an adjustment in the number of Rights per share of Common Stock has been made pursuant to Section 11(p) (Adjustment of Purchase Price, Number and Kind of Shares or number of Rights -Common Stock Adjustments) at the time of distribution of the Rights Certificates, the Company shall make the necessary and appropriate rounding adjustments (in accordance with Section 14(a) (Fractional Rights and Fractional Shares-Fractional Rights)) so that Rights Certificates representing only whole numbers of Rights are distributed and cash is paid in lieu of any fractional Rights. As of and after the Distribution Date, the Rights will be evidenced solely by such Rights Certificates.

          (b) Common Stock Certificates, Summary of Rights. With respect to certificates for the Common Stock outstanding as of the Record Date, until the Distribution Date, the Rights associated with the Common Stock represented by such certificates will be evidenced by such certificates alone and the registered holders of such Common Stock shall also be the registered holders of the associated Rights. Until the earlier of the Distribution Date or the Expiration Date, the transfer of any certificates representing shares of Common Stock in respect of which Rights have been issued shall also constitute the transfer of the Rights associated with such shares of Common Stock. On the Record Date, or as soon as practicable thereafter, the Company will send a copy of a Summary of Rights to Purchase Preferred Stock, in substantially the form of Exhibit C hereto (the "Summary of Rights"), by first-class, postage-prepaid mail, to each record holder of shares of Common Stock as of the close of business of the Record Date, at the address of such holder shown on the records of the Company.

          (c) Legend. Rights shall be issued in respect of all certificates for shares of Common Stock which are issued (whether originally issued or from the Company's treasury) after the Record Date but prior to the earliest of the (i) Distribution Date, (ii) the Expiration Date, or (iii) the Redemption Date, or, in certain circumstances provided in Section 22 (Issuance of New Rights Certificates) after the Distribution Date. Certificates representing such shares of Common Stock shall also be deemed to be certificates for Rights, and shall bear the following legend:

                    This certificate also evidences and entitles the holder hereof to certain Rights as set forth in the Rights
                    Agreement dated as of October 5, 2000, by and between Parallel Petroleum Corporation (the "Company") and Computershare Trust Company, Inc., as Rights Agent (the "Rights Agreement"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal offices of the Company. Under certain circumstances, as set forth in the Rights Agreement, su Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. The Company will mail to the holder of this certificate a copy of the Rights Agreement, as in effect on the date of mailing, without charge promptly after receipt of a written request therefor. Under certain circumstances set forth in the Rights Agreement, Rights issued to, or held by, any Person who is, was or becomes an Acquiring Person or any Affiliate or Associate thereof (as such terms are defined in the Rights Agreement), whether currently held by or on behalf of such Person or by any subsequent holder, may become null and void.

With respect to such certificates containing the foregoing legend, until the earliest of (i) the Distribution Date, (ii) the Expiration Date, and (iii) the Redemption Date, (x) the Rights associated with the Common Stock represented by such certificates shall be evidenced by such certificates alone, (y) the registered holders of such Common Stock shall also be the registered holders of the associated Rights, and (z) the transfer of any of such certificates shall also constitute the transfer ofthe Rights associated with such shares of Common Stock. In the event that the Company purchases, or acquires any shares of Common Stock after the Record Date but prior to the Distribution Date, any rights associated with such shares of Common Stock shall be deemed canceled and retired so that the Company shall not be entitled to exercise any Rights associated with shares of Common Stock which are no longer outstanding.

     Section 4. Form of Rights Certificates.

          (a) Form; Date. The Rights Certificates (and the forms of election to purchase and of assignment to be printed on the reverse thereof) shall each be substantially in the form set forth in Exhibit B hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any applicable law or with a rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Rights may from time to time be listed or any securities association on whose interdealer quotation system the Rights may be from time to time authorized for quotation, or to conform to usage. Subject to the provisions of Section 11 (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights) and Section 22 (Issuance of New Rights Certificates), the Rights Certificates, whenever distributed, shall be dated as of the Record Date and on their face shall entitle the holders thereof to purchase such number of one one-thousandths of a share of Preferred Stock as shall be set forth therein at the price set forth therein (such exercise price per one one-thousandth of a share is referred to herein as the "Purchase Price"), but the amount and type of securities purchasable upon the exercise of each Right and the Purchase Price thereof shall be subject to adjustment as provided herein.

          (b) Acquiring Person Legend. Any Rights Certificate issued pursuant to
Section 3(a) (Issuance of Rights Certificates - Distribution Date: Rights Certificates) or Section 22 (Issuance of New Rights Certificates) that represents Rights beneficially owned by (i) an Acquiring Person or any Associate or Affiliate of an Acquiring Person, (ii) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee after the Acquiring Person becomes such, or (iii) transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from the Acquiring Person to holders of equity interests in such Acquiring Person or to any Person with whom such Acquiring Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or (B) a transfer which is part of a plan, arrangement or understanding which has as a primary purpose or effect avoidance of Section 7(e) (Exercise of Rights, Purchase Price, Expiration Date of Rights - Termination of Acquiring Person's Rights) and any Rights Certificate issued pursuant to Section 6 (Transfer, Split Up, Combination and Exchange of Rights Certificates: Mutilated, Destroyed, Lost or Stolen Rights Certificates), Section 11 (Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights) or Section 22 (Issuance of New Rights Certificates) upon transfer, exchange, replacement or adjustment of any other Rights Certificate referred to in this sentence, shall contain (to the extent feasible) the following legend:

     The Rights represented by this Rights Certificate are or were beneficially owned by a Person who was or became an Acquiring Person or an Affiliate or Associate of an Acquiring Person (as such terms are defined in the Rights Agreement dated as of October 5, 2000, by and between Parallel Petroleum Corporation and Computershare Trust Company, Inc., as Rights Agent). Accordingly, this Rights Certificate and the Rights represented hereby may become null and void in the circumstances specified in Section 7(e) (Exercise of Rights: Purchase Price: Expiration Date of Rights - Termination of Acquiring Person's Rights) of such Agreement.

     Section 5. Countersignature and Registration.

          (a) Signatures. The Rights Certificates shall be executed on behalf of the Company by its Chairman of the Board, its President or any Vice President, either manually or by facsimile signature, and shall have affixed thereto the Company's seal or a facsimile thereof which shall be attested to by the Secretary or an Assistant Secretary of the Company, either manually or by facsimile signature. The Rights Certificates shall be countersiped by the Rights Agent, either manually or by facsi signature, and shall not be valid for any purpose unless so countersigned. In case any officer of the Company who shall have signed any of the Rights Certificates shall cease to be such officer of the Company before countersignature by the Rights Agent and issuance and delivery by the Company, such Rights Certificates, nevertheless, may be countersigned by the Rights Agent and issued and delivered by the Company with the same force and effect as though the person who signed such Rights Certificates had not ceased to be such officer of the Company; and any Rights Certificates may be signed on behalf of the Company by any person who, at the actual date of the execution of such Rights Certificate, shall be a proper officer of the Company to sign such Rights Certificate, although at the date of the execution of this Rights Agreement any such person was not such an officer.

          (b) Registration and Transfer. Following the Distribution Date, the Rights Agent will keep or cause to be kept, at its principal office or offices designated as the appropriate place for surrender of Rights Certificates upon exercise or transfer, books for registration and transfer of the Rights Certificates issued hereunder. Such books shall show the names and addresses of the respective holders of the Rights Certificates, the number of Rights evidenced on its face by each of the Rig Certificates and the date of each of the Rights Certificates.

     Section  6.  Transfer,   Split  Up,  Combination  and  Exchange  of  Rights
Certificates; Mutilated, Destroyed, Lost or Stolen Rights Certificates.

          (a) Procedure. Subject to the provisions of Section 4(b) (Form of Rights Certificates - Acquiring Persons Legend), Section 7(e) (Exercise of Rights, Purchase Price, Expiration Date of Rights Termination of Acquiring Person's Rights) and Section 14 (Fractional Rights and Fractional Shares), at any time after the Close of Business on the Distribution Date, and at or prior to the Close of Business on the Expiration Date, any Rights Certificate or Certificates may be transferred, split up, combined or exchanged for another Rights Certificate or Certificates, entitling the registered holder to purchase a like number of one one-thousandths of a share of Preferred Stock (or, following a Triggering Event,

Common Stock, other securities, cash or other assets, as the case may be) as the Rights Certificate or Certificates surrendered then entitled such holder (or former holder in the case of a transfer) to purchase. Any registered holder desiring to transfer, split up, combine or exchange any Rights Certificate or Certificates shall make such request in writing delivered to the Rights Agent, and shall surrender the Rights Certificate or Certificates to be transferred, split up, combined or exchanged at the principal office or offices of the Rights Agent designated for such purpose. Neither the Rights Agent nor the Company shall be obligated to take any action whatsoever with respect to the transfer of any such surrendered Rights Certificate until the registered holder shall have completed and signed the certificate contained in the form of assignment on the reverse side of such Rights Certificate and shall have provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request. Thereupon, the Rights Agent shall, subject to Section 4(b), Section 7(e) and
Section 14, countersign and deliver to the Person entitled thereto a Rights Certificate or Rights Certificates, as the case may be, as so requested. The Company may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of Rights Certificates.

          (b) Issuance of New Rights Certificates. Upon receipt by the Company and the Rights Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a Rights Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and reimbursement to the Company and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights Agent and cancellation of the Rights Certificate mutilated, the Company will execute and deliver a new Rights Certificate of like tenor to the Rights Agent for countersignature and delivery to the registered owner in lieu of the Rights Certificate so lost, stolen, destroyed or mutilated.

     Section 7. Exercise of Rights, Purchase Price, Expiration Date of Rights.

          (a) Exercise.  Subject to Section 7(e)  (Exercise of Rights:  Purchase
Price: Expiration Date of Rights - Termination of Acquiring Person's Rights), the registered holder of any Rights Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein, including, without limitation, the restrictions on exercisability set forth in Section 9(c) (Reservation and Availability of Capital Stock - Registration under the Act),
Section 11(a)(iii) (Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights - Certain

Adjustments), Section 23(a) (Redemption and Termination Redemption), and Section 24(b) (Exchange - Effect of Exchange: Procedure)) in whole or in part at any time after the Distribution Date upon surrender of the Rights Certificate, with the form of election to purchase and the certificate on the reverse side thereof duly executed, to the Rights Agent at the principal office or offices of the Rights Agent designated for such purpose, together with payment of the aggregate Purchase Price with respect to the total number of one one-thousandths of a share of Preferred Stock (or other securities, cash or other assets, as the case may be) as to which such surrendered Rights are then exercisable and an amount equal to any applicable transfer tax, at or prior to the earliest of (i) the Final Expiration Date, (ii) the Redemption Date, or (iii) the expiration of the Rights pursuant to Section 13(d) (Consolidation, Merger or Sale or Transfer of Assets or Earning Power - Exceptions) (the earliest of (i), (ii) and (iii) being herein referred to as the "Expiration Date"). The payment of the Purchase Price and the applicable transfer tax, if any (as such amount may be reduced pursuant to Section 11(a)(iii) (Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights - Certain Adjustments)), may be made (x) in cash, (y) by certified check, cashier's check or money order payable to the order of the Company, or (z) by delivery of a certificate or certificates (with appropriate stock powers executed in blank attached thereto) evidencing a number of shares of Common Stock equal to the then Purchase Price divided by the closing price (as determined pursuant to Section 11(d) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Current Market Price)) per share of Common Stock on the Trading Day immediately preceding the date of such exercise. In the event that the Company is obligated to issue other securities (including Common Stock) of the Company, pay cash and/or distribute other property pursuant to Section 11(a) the Company will make all arrangements necessary so that such other securities, cash and/or other property are available for distribution by the Rights Agent, if and when appropriate. The Company reserves the right to require prior to the occurrence of a Triggering Event that upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock would be issued.

          (b) Purchase Price. The Purchase Price for each one one-thousandth of a share of Preferred Stock pursuant to the exercise of a Right shall initially be $26.00, and shall be subject to adjustment from time to time as provided in
Section 11 (Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights) and Section 13(a) (Consolidation, Merger or Sale or Transfer of Assets or Earning Power - Flip-over Event) and shall be payable in accordance with paragraph (a) of this Sect 7.

          (c) Rights Agent Actions. Upon receipt of a Rights Certificate representing exercisable Rights and the compliance by the holder of such Rights Certificate with paragraph (a) of this Section 7, the Rights Agent shall, subject to Section 20(k) (Duties of Rights Agent - Exercise of Rights, Consultation with Company), thereupon promptly (i) (A) requisition from any transfer agent of the shares of Preferred Stock (or make available, if the Rights Agent is the transfer agent for such shares) certificates for the total number of one one-thousandths of a share of Preferred Stock to be purchased and the Company hereby irrevocably authorizes its transfer agent to comply with all such requests, or (B) if the Company shall have elected to deposit the total number of shares of Preferred Stock issuable upon exercise of the Rights hereunder with a depositary agent, requisition from the depositary agent depositary receipts representing such number of one one-thousandths of a share of Preferred Stock as are to be purchased (in which case certificates for the shares of Preferred Stock represented by such receipts shall be deposited by the transfer agent with the depositary agent) and the Company will direct the depositary agent to comply with such request, (ii) requisition from the Company the amount of cash, if any, to be paid in lieu of fractional shares in accordance with Section 14 (Fractional Rights and Fractional Shares), (iii) after receipt thereof, deliver such certificates or depositary receipts to or upon the order of the registered holder of such Rights Certificate, registered in such name or names as may be designated by such holder, and (iv) after receipt thereof, deliver such cash, if any, to or upon the order of the registered holder of such Rights Certificate.

          (d) Partial Exercise. In case the registered holder of any Rights Certificate shall exercise less than all the Rights evidenced thereby, a new Rights Certificate evidencing Rights equivalent to the Rights remaining unexercised shall be issued by the Rights Agent and delivered to, or upon the order of the registered holder of such Rights Certificate, registered in such name or names as may be designated by such holder, subject to the provisions of
Section 14 (Fractional Rights and Fract Shares).

          (e) Termination of Acquiring Person's Rights. Notwithstanding anything in this Agreement to the contrary, from and after the first occurrence of a Flip-in Event, any Rights beneficially owned by (i) an Acquiring Person, or an Associate or Affiliate of an Acquiring Person, (ii) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee after such Acquiring Person becomes such, or (iii) a transferee of an Acquiring Person (or of any such Associat Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from the Acquiring Person to holders of equity interests in such Acquiring Person or to any Person with whom the Acquiring Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or (B) a transfer which is part of a plan, arrangement or understanding which has as a primary purpose or effect the avoidance of this Section 7(e), shall become null and void without any further action and no holder of such Rights shall have any rights whatsoever with respect to such Rights, whether under any provision of this Agreement or otherwise. The Company shall use all reasonable efforts to ensure that the provisions of this Section 7(e) and Section 4(b) (Form of Rights Certificates - Acquiring Person Legend) are complied with, but shall have no liability to any holder of Rights Certificates or other Person as a result of its failure to make any determinations with respect to an Acquiring Person or any of its respective Affiliates, Associates or transferees hereunder.

          (f) Surrender of Rights Certificates; Identity of Beneficial Owner. Notwithstanding anything in this Agreement to the contrary, neither the Rights Agent nor the Company shall be obligated to undertake any action with respect to a registered holder upon the occurrence of any purported exercise as set forth in this Section 7 unless such registered holder shall have (i) completed and signed the certificate contained in the form of election to purchase set forth on the reverse side of the Rights Certificate surrendered for such exercise, and
(ii) provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request.

     Section 8. Cancellation and Destruction of Rights Certificates. All Rights Certificates surrendered for the purpose of exercise, transfer, split up, combination or exchange shall, if surrendered to the Company or any of its agents, be delivered to the Rights Agent for cancellation or in canceled form, or, if surrendered to the Rights Agent, shall be canceled by it, and no Rights Certificates shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Agreement. The Company shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other Rights Certificate purchased or acquired by the Company otherwise than upon the exercise thereof. The Rights Agent shall deliver all canceled Rights Certificates to the Company, or shall, at the written request of the Company, destroy such canceled Rights Certificates, and in such case shall deliver a certificate of destruction thereof to the Company.

     Section 9. Reservation and Availability of Capital Stock.

          (a) Reservation of Capital Stock. The Company will use its best efforts to reserve and keep available out of its authorized and unissued shares of Preferred Stock (and, following the occurrence of a Triggering Event, out of its authorized and unissued shares of Common Stock and/or other securities or out of its authorized and issued shares of Common Stock held in its treasury), the number of shares of Preferred Stock (and, following the occurrence of a Triggering Event, Common Stock an other securities) that, as provided in this Agreement, including the rights of the Company under Section 11(a)(iii) (Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights - Certain Adjustments) to otherwise fulfill its obligations, will be sufficient to permit the exercise in full of all outstanding Rights.

          (b) Listing. So long as the shares of Preferred Stock (and, following the occurrence of a Triggering Event, Common Stock and/or other securities) issuable and deliverable upon the exercise of the Rights may be listed on any national securities exchange or authorized for quotation on any interdealer quotation system of any securities association, the Company shall use its best efforts to cause, from and after such time as the Rights become exercisable, all shares reserved for such issua to be listed on such exchange or quoted on such system upon official notice of issuance upon such exercise.

          (c) Registration under the Act. The Company will use its best efforts to (i) file, as soon as practicable following the earliest date after the first occurrence of a Flip-in Event on which the consideration to be delivered by the Company upon exercise of the Rights has been determined in accordance with
Section 11(a)(iii) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights Certain Adjustments), or as soon as is required by law following the Distribution Date, a case may be, a registration statement on an appropriate form under the Act with respect to the securities purchasable upon exercise of the Rights, (ii) cause such registration statement to become effective as soon as practicable after such filing, and (iii) cause such registration statement to remain effective (with a prospectus at all times meeting the requirements of the Act) until the earlier of (A) the date as of which the Rights are no longer exercisable for such securities, and (B) the Expiration Date. The Company will also take such action as may be appropriate under, or to ensure compliance with, the securities or "blue sky" laws of the various states in connection with the exercisability of the Rights. The Company may temporarily suspend, for a period of time not to exceed ninety (90) calendar days after the date set forth in clause

(i) of the first sentence of this Section 9(c), the exercisability of the Rights in order to prepare and file such registration statement and permit it to become effective. Upon any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect. In addition, if the Company shall determine that a registration statement is required following the Distribution Date, the Company may temporarily suspend the exercisability of the Rights until such time as a registration statement has been declared effective. Notwithstanding any provision of this Agreement to the contrary, the Rights shall not be exercisable in any jurisdiction if the requisite qualification in such jurisdiction shall not have been obtained, the exercise thereof shall not be permitted under applicable law or a registration statement shall not have been declared effective.

          (d) Covenant Regarding Capital Stock. The Company will take all such action as may be necessary to ensure that all one one-thousandths of a share of Preferred Stock (and, following the occurrence of a Triggering Event, Common Stock and/or other securities) delivered upon exercise of Rights shall, at the time of delivery of the certificates for such shares (subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and nonassessable.

          (e) Transfer Taxes and Charges. The Company will pay when due and payable any and all federal and state transfer taxes and charges which may be payable in respect of the issuance or delivery of the Rights Certificates and of any certificates for a number of one one-thousandths of a share of Preferred Stock (or Common Stock and/or other securities, as the case may be) upon the exercise of Rights. The Company shall not, however, be required to pay any transfer tax which may be payable i respect of any transfer or delivery of Rights Certificates to a Person other than, or the issuance or delivery of a number of one one-thousandths of a share of Preferred Stock (or Common Stock and/or other securities, as the case may be) in respect of a name other than, that of the registered holder of the Rights Certificates evidencing Rights surrendered for exercise or to issue or deliver any certificates for a number of one one-thousandths of a share of Preferred Stock (or Common Stock and/or other securities, as the case may be) in a name other than that of the registered holder upon the exercise of any Rights until such tax shall have been paid (any such tax being payable by the holder of such Rights Certificate at the time of surrender) or until it has been established to the Company's satisfaction that no such tax is due.

     Section 10. Preferred Stock Record Date. Each Person in whose name any certificate for a number of one one-thousandths of a share of Preferred Stock (or Common Stock and/or other securities, as the case may be) is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of such fractional shares of Preferred Stock (or Common Stock and/or other securities, as the case may be) represented thereby on, and such certificate shall be dated as of, the date upon which the Rights Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price (and all applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the Preferred Stock (or Common Stock and/or other securities, as the case may be) transfer books of the Company are closed, such Person shall be deemed to have become the record holder of such shares (fractional or otherwise) on, and such certificate shall be dated, the next succeeding Business Day on which the Preferred Stock (or Common Stock and/or other securities, as the case may be) transfer books of the Company are open. Prior to the exercise of the Rights evidenced thereby, the holder of a Rights Certificate shall not be entitled to any rights of a stockholder of the Company with respect to shares for which the Rights shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

     Section 11. Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights. The Purchase Price, the number and kind of shares covered by each Right and the number of Rights outstanding are subject to adjustment from time to time as provided in this Section 11.

          (a) Certain Adjustments.

               (i) In the event the Company shall at any time after the date of this Agreement (A) declare a dividend on the Preferred Stock payable in shares of Preferred Stock, (B) subdivide or split the outstanding Preferred Stock, (C) combine the outstanding Preferred Stock into a smaller number of shares, or (D) issue any shares of its capital stock in a reclassification of the Preferred Stock (including any such reclassification in connection with a consolidation or merger in whi Company is the continuing or surviving corporation), except as otherwise provided in this Section 11(a) and Section 7(e) (Exercise of Rights; Purchase Price: Expiration Date of Rights - Termination of Acquiring Person's Rights), the Purchase Price in effect at the time of the record date for such dividend or of the effective date of such subdivision, split, combination or reclassification, and the number and kind of shares of Preferred Stock or capital stock, as the case may be, issuable on such date, shall be proportionately adjusted so that the holder of any Right exercised after such time shall be entitled to receive, upon payment of the aggregate adjusted Purchase Price then in effect necessary to exercise a Right in full, the aggregate number and kind of shares of Preferred Stock or capital stock, as the case may be, which, if such Right had been exercised immediately prior to such date and at a time when the Preferred Stock (or other capital stock, as the case may be) transfer books of the Company were open, such holder would have owned upon such exercise and been entitled to receive by virtue of such dividend, subdivision, split, combination or reclassification. If an event occurs which would require an adjustment under both this Section 11(a)(i) and Section 11(a)(ii) the adjustment provided for in this Section 11(a)(i) shall be in addition to, and shall be made prior to, any adjustment required pursuant to
Section 11(a)(ii).

              (ii) In the event:

                     (A) (1) any Acquiring  Person or any Associate or Affiliate
              of any Acquiring Person, at any time after the date of this Agreement, directly or indirectly, shall merge into the Company or otherwise combine with the Company and the Company shall be the continuing or surviving corporation of such merger or combination and the Common Stock of the Company shall remain outstanding and unchanged, or (2) subject to Section 23 (Redemption and Termination), any Person (othe than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan), alone or together with its Affiliates and Associates, shall, at any time after the Rights Dividend Declaration Date, become an Acquiring Person, unless the event causing such Person to become an Acquiring Person is a Flip-over Event, or is an acquisition of shares of Common Stock pursuant to a tender offer or an exchange offer for all outstanding shares of Common Stock at a price and on terms determined by the Board of Directors, prior to the public announcement of such tender offer or exchange offer, after receiving advice from one or more investment banking firms selected by the Board of Directors, to be
              (a) at a price which is fair to the
              stockholders of the Company (taking into account all factors which the Board of Directors deem relevant including, without limitation, prices which could reasonably be achieved if the Company or its assets were sold on an orderly basis designed to realize maximum value) and (b) otherwise in the best interests of the Company and its stockholders, other than such Acquiring Person, its Affiliates and its Associates; or

                     (B) during such time as there is an Acquiring Person, there shall be any reclassification of securities (including any reverse stock split), or recapitalization of the Company, or any merger or consolidation of the Company with any of its Subsidiaries or any other transaction or series of transactions involving the Company or any of its Subsidiaries, other than a transaction or transactions to which the provisions of Section 13(a) (Consolidation, Merger or Sale o Transfer of Assets or Earning Power Flip-over Event) apply (whether or not with or into or otherwise involving an Acquiring Person) which has the effect, directly or indirectly, of increasing by more than 1% the proportionate share of the outstanding shares of any class of equity securities of the Company or any of its subsidiaries which is directly or indirectly beneficially owned by any Acquiring Person or any Associate or Affiliate of any Acquiring Person,

then, promptly following the occurrence of any such Flip-in Event (whether described in Section 11(a)(ii)(A) or (B)), proper provision shall be made so that each holder of a Right (except as provided below and in Section 7(e) (Exercise of Rights, Purchase Price: Expiration Date of Rights - Termination of Acquiring Person's Rights)) shall thereafter have the right to receive, upon exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, in lieu of the number of one one-thousandths of a share of Preferred Stock, such number of shares of Common Stock of the Company as shall equal the result obtained by (x) multiplying the then current Purchase Price by the then number of one one-thousandths of a share of Preferred Stock for which a Right was exercisable immediately prior to the first occurrence of a Flip-in Event, and (y) dividing that product (which, following such first occurrence, shall thereafter be referred to as the "Purchase Price" for each Right and for all purposes of this Agreement) by 50% of the Current Market Price per share of Common Stock on the date of such first occurrence (such number of shares being referred to as the "Adjustment Shares").

               (iii) In the event that the number of shares of Common Stock that are authorized by the Company's Certificate of Incorporation but not outstanding or reserved for issuance for purposes other than upon exercise of the Rights is not sufficient to permit the exercise in full of the Rights in accordance with the foregoing subparagraph (ii) of this Section 11 (a), the Company shall: (A) determine the excess of (1) the value of the Adjustment Shares issuable upon the exercise of Right (the "Current Value") over (2) the Purchase Price (such excess, the "Spread"), and (B) with respect to each Right, subject to Section 7(e) (Exercise of Rights; Purchase Price; Expiration Date of Rights - Termination of Acquiring Person's Rights), make adequate provision to substitute for the Adjustment Shares, upon payment of the applicable Purchase Price, (1) cash, (2) a reduction in the Purchase Price, (3) Common Stock or other equity securities of the Company (including, without limitation, shares, or units of shares, of preferred stock which the Board has deemed to have essentially the same value or economic rights as shares of Common Stock (such shares of preferred stock being referred to as "Common Stock Equivalents")), (4) debt securities of the Company, (5) other assets, or (6) any combination of the foregoing, having an aggregate value equal to the Current Value (less the amount of any reduction in the Purchase Price), where such aggregate value has been determined by the Board based upon the advice of a nationally recognized investment banking firm selected by the Board; provided, however, that if the Company shall not have made adequate provision to deliver value pursuant to clause (B) above within thirty (30) calendar days following the first occurrence of a Flip-in Event (the date of such Flip-in Event being referred to herein as the "Flip-in Trigger Date"), then the Company shall be obligated to deliver, upon the surrender for exercise of a Right and without requiring payment of the Purchase Price, shares of Common Stock (to the extent available) and then, if necessary, cash, which shares and/or cash have an aggregate value equal to the Spread. If the Board shall determine in good faith that it is likely that sufficient additional shares of Common Stock or other equity securities could be authorized for issuance upon exercise in full of the Rights, the thirty (30) calendar day period set forth above may be extended to the extent necessary, but not more than ninety (90) calendar days after the Flip-in Trigger Date, in order that the Company may seek stockholder approval for the authorization of such additional shares (such period, the "Substitution Period"). To the extent that the Company determines that some action need be taken pursuant to the first and/or second sentences of this Section 11(a)(iii), the Company (x) shall provide, subject to Section 7(e), that such action shall apply uniformly to all outstanding Rights, and (y) may suspend the exercisability of the Rights until the expiration of the Substitution Period in order to seek any authorization of additional shares and/or to decide the appropriate form of distribution to be made pursuant to such first sentence and to determine the value thereof. In the event of any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect. For purposes of this Section 11(a)(iii), the value of the Common Stock shall be the Current Market Price per share of the Common Stock on the Flip-in Trigger Date and the value of any Common Stock Equivalent shall be deemed to have the same value as the Common Stock on such date.

               (iv) If the rules of the national securities exchange, registered as such pursuant to Section 6 of the Exchange Act, or of the national securities association, registered as such pursuant to Section 15A of the Exchange Act, on which the Common Stock is principally traded or quoted would prohibit such exchange or association from listing or continuing to list, or from authorizing for or continuing quotation and/or transaction reporting through an interdealer quotation syst the Common Stock or other equity securities of the Company if the Rights were to be exercised for shares of Common Stock in accordance with subparagraph (ii) of this Section 11(a) because such issuance would nullify, restrict or disparately reduce the per share voting rights of holders of Common Stock, the Company shall: (A) determine the Spread, and (B) with respect to each Right, make adequate provision to substitute for the Adjustment Shares, upon payment of the applicable Purchase Price, (1) cash, (2) a reduction in the Purchase Price, (3) equity securities of the Company, including, without limitation, Common Stock Equivalents, other than securities which would have the effect of nullifying, restricting or disparately reducing the per share voting rights of holders of Common Stock, (4) debt securities of the Company, (5) other assets, or (6) any combination of the foregoing, having an aggregate value equal to the Current Value, where such aggregate value has been determined by the Board based upon the advice of a recognized investment banking firm selected by the Board; provided, however, if the Company shall not have made adequate provision to deliver value pursuant to clause (B) above within thirty (30) calendar days following the Flip-in Trigger Date, then the Company shall be obligated to deliver, upon the surrender for exercise of a Right and without requiring payment of the Purchase Price, cash having an aggregate value equal to the Spread. To the extent that the Company determines that some action need be taken pursuant to the first sentence of this Section 11(a)(iv), the Company (x) shall provide, subject to Section 7(e) (Exercise of Rights, Purchase Price; Expiration Date of Rights - Termination of Acquiring Person's Rights), that such action shall apply uniformly to all outstanding Rights and (y) may suspend the exercisability of the Rights, but not longer than ninety (90) calendar days after the Flip-in Trigger Date, in order to decide the appropriate form of distribution to be made pursuant to such first sentence and to determine the value thereof. In the event of any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect. For purposes of this Section 11(a)(iv), the value of the Common Stock shall be the Current Market Price per share of the Common Stock on the Flip-in Trigger Date and the value of any Common Stock Equivalent shall be deemed to have the same value as the Common Stock on such date.

                    (b) Purchase Price Adjustment - Capital Stock. In case the Company shall fix a record date for the issuance of rights, options or warrants to all holders of Preferred Stock entitling them to subscribe for or purchase (for a period expiring within forty-five (45) calendar days after such record date) Preferred Stock (or shares having the same rights, privileges and preferences as the shares of Preferred Stock ("Equivalent PreferredStock")) or securities convertible into Preferred Stock Equivalent Preferred Stock at a price per share of Preferred Stock or per share of Equivalent Preferred Stock (or having a conversion price per share, if a security convertible into Preferred Stock or Equivalent Preferred Stock) less than the Current Market Price per share of Preferred Stock on such record date, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of shares of Preferred Stock outstanding on such record date, plus the number of shares of Preferred Stock which the aggregate offering price of the total number of shares of Preferred Stock and/or Equivalent Preferred Stock so to be offered (and/or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such Current Market Price, and the denominator of which shall be the number of shares of Preferred Stock outstanding on such record date, plus the number of additional shares of Preferred Stock and/or Equivalent Preferred Stock to be offered for subscription or purchase (or into which the convertible securities so to be offered are initially convertible). In case such subscription price may be paid by delivery of consideration part or all of which may be in a form other than cash, the value of such consideration shall be as determined in good faith by the Board, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent and the holders of the Rights. Shares of Preferred Stock owned by or held for the account of the Company shall not be deemed outstanding for the purpose of any such computation. Such adjustment shall be made successively whenever such a record date is fixed, and in the event that such rights or warrants are not so issued, the Purchase Price shall be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

          (c) Purchase Price Adjustment - Cash, Assets, etc. In case the Company shall fix a record date for a distribution to all holders of Preferred Stock (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing corporation) of evidences of indebtedness, cash (other than a regular quarterly cash dividend out of the earnings or retained earnings of the Company), assets (other than a dividend payable in Preferred Stock, but including any dividend payable in stock other than Preferred Stock) or subscription rights or warrants (excluding those referred to in Section 11(b) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights Purchase Price Adjustment - Capital Stock)), the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the Current Market Price per share of Preferred Stock on such record date, less the fair market value (as determined in good faith by the Board, whose determination shall be described in a statement filed with the Rights Agent) of the portion of the cash, assets or evidences of indebtedness so to be distributed or of such subscription rights or warrants applicable to a share of Preferred Stock and the denominator of which shall be such Current Market Price per share of Preferred Stock. Such adjustments shall be made successively whenever such a record date is fixed, and in the event that such distribution is not so made, the Purchase Price shall be adjusted to be the Purchase Price which would have been in effect if such record date had not been fixed.

          (d) Current Market Price.

                    (i) For the purpose of any computation hereunder, other than computations made pursuant to Section 11(a)(iii) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Certain Adiustments) the Current Market Price per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of such Common Stock for the thirty (30) consecutive Trading Days immediately prior to such date, and for purposes of computations pursuant to Section 11(a)(iii) the Current Market Price per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of such Common Stock for the ten (10) consecutive Trading Days immediately following such date; provided, however, that in the event that the Current Market Price per share of the Common Stock is determined during a period following the announcement by the issuer of such Common Stock of (A) a dividend or distribution on such Common Stock payable in shares of such Common Stock or securities convertible into shares of such Common Stock (other than the Rights), or (B) any subdivision, combination or reclassification of such Common Stock and the ex-dividend date for such dividend or distribution, or the record date for such subdivision, combination or reclassification shall not have occurred prior to the commencement of the requisite thirty (30) Trading Day or ten (10) Trading Day period, as set forth above, then, and in each such case, the Current Market Price shall be properly adjusted to take into account ex-dividend trading. The closing price for each Trading Day shall be the last sale price, regular way, or, in case no such sale takes place on such Trading Day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the shares of Common Stock are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares of Common Stock are listed or admitted to trading or, if the shares of Common Stock are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or such other system then in use, or, if on any such date the shares of Common Stock are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Stock selected by the Board. If on any such date no market maker is making a market in the Common Stock, the fair value of such shares on such date as determined in good faith by the Board shall be used. The term "Trading Day'shall mean a day on which the principal national securities exchange on which the shares of Common Stock are listed or admitted to trading is open for the transaction of business or, if the shares of Common Stock are not listed or admitted to trading on any national securities exchange, a Business Day. If the Common Stock is not publicly held or not so listed or traded, Current Market Price per share shall mean the fair value per share as determined in good faith by the Board, whose determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes.

                    (ii) For the purpose of any computation hereunder, the Current Market Price per share of Preferred Stock shall be determined in the same manner as set forth above for the Common Stock in clause (i) of this
Section 11(d) (other than the last sentence thereof). If the Current Market Price per share of

Preferred Stock cannot be determined in the manner provided above or if the Preferred Stock is not publicly held or listed or traded in a manner described in clause (i) of th Section 11(d), the Current Market Price per share of Preferred Stock shall be conclusively deemed to be an amount equal to 1,000 (as such number may be appropriately adjusted for such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock occurring after the date of this Agreement) multiplied by the Current Market Price per share of the Common Stock. If neither the Common Stock nor the Preferred Stock is publicly held or so listed or traded, Current Market Price per share of the Preferred Stock shall mean the fair value per share as determined in good faith by the Board, whose determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes. For all purposes of this Agreement, the Current Market Price of one one-thousandth of a share of Preferred Stock shall be equal to the Current Market Price of one share of Preferred Stock divided by 1,000.

               (e) Purchase Price Adjustment Threshold. Anything herein to the contrary notwithstanding, no adjustment in the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least one percent (1%) in the Purchase Price; provided, however, that any adjustments which by reason of this Section 11(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 11 (Adjustme Purchase Price, Number and Kind of Shares or Number of Rights) shall be made to the nearest cent or to the nearest thousandth of a share of Common Stock or other share or one-millionth of a share of Preferred Stock, as the case may be. Notwithstanding the first sentence of this Section 11(e), any adjustment required by this Section 11 shall be made no later than the earlier of (i) three (3) years from the date of the transaction which mandates such adjustment, or (ii) the Expiration Date.

               (f) Equivalent Adjustments. If as a result of an adjustment made pursuant to Section 11 (a)(ii) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Certain Adjustments) or Section l3(a) (Consolidation Merger or Sale or Transfer of Assets or Earning Power Flip-over Event) the holder of any Right thereafter exercised shall become entitled to receive any shares of capital stock other than Preferred Stock, thereafter the number of such other shares so receivab upon exercise of any Right and the Purchase Price thereof shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Preferred Stock contained in Sections 11(a), (b), (c), (e), (g),
(h), (i), (j), (k) and (m), and the
provisions of Sections 7, 9, 10, 13 and 14 with respect to the Preferred Stock shall apply on like terms to any such other shares.

               (g) Post-Adjustment Rights Issuances. All Rights originally issued by the Company subsequent to any adjustment made to the Purchase Price hereunder shall evidence the right to purchase, at the adjusted Purchase Price, the number of one one-thousandths of a share of Preferred Stock purchasable from time to time hereunder upon exercise of the Rights, all subject to further adjustment as provided herein.

               (h) Preferred Stock Anti-Dilution. Unless the Company shall have exercised its election as provided in Section 11(i) (Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights - Adjustment of Number of Rights), upon each adjustment of the Purchase Price as a result of the calculations made in Section 11(b) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Purchase Price Adjustment - Capital Stock) and Section 11(c) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Purchase Price Adjustment - Cash, Assets, etc.), each Right outstanding immediately prior to the making of such adjustment shall thereafter evidence the right to purchase, at the adjusted Purchase Price, that number of one one-thousandths of a share of Preferred Stock (calculated to the nearest one-millionth) obtained by (i) multiplying (x) the number of one one-thousandths of a share covered by a Right immediately prior to this adjustment, by (y) the Purchase Price in effect immediately prior to such adjustment of the Purchase Price, and (ii) dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.

               (i) Adjustment of Number of Rights. The Company may elect on or after the date of any adjustment of the Purchase Price to adjust the number of Rights, in lieu of any adjustment in the number of one one-thousandths of a share of Preferred Stock purchasable upon the exercise of a Right. Each of the Rights outstanding after the adjustment in the number of Rights shall be exercisable for the number of one one-thousandths of a share of Preferred Stock for which a Right was exercisable immediately prior to such adjustment. Each Right held of record prior to such adjustment of the number of Rights shall become that number of Rights (calculated to the nearest one-ten-thousandth) obtained by dividing the Purchase Price in effect immediately prior to adjustment of the Purchase Price by the Purchase Price in effect immediately after adjustment of the Purchase Price. The Company shall make a public announcement of its election to adjust the number of Rights, indicating the record date for the adjustment, and, if known at the time, the amount of the adjustment to be made. This record date may be the date on which the Purchase Price is adjusted or any day thereafter, but, if the Rights Certificates have been issued, shall be at least ten (10) calendar days later than the date of the public announcement. If Rights Certificates have been issued, upon each adjustment of the number of Rights pursuant to this Section 11(i), the Company shall, as promptly as practicable, cause to be distributed to holders of record of Rights Certificates on such record date Rights Certificates evidencing, subject to Section 14 (Fractional Rights and Fractional Shares) the additional Rights to which such holders shall be entitled as a result of such adjustment, or, at the option of the Company, shall cause to be distributed to such holders of record in substitution and replacement for the Rights Certificates held by such holders prior to the date of adjustment, and upon surrender thereof, if required by the Company, new Rights Certificates evidencing all the Rights to which such holders shall be entitled after such adjustment. Rights Certificates so to be distributed shall be issued, executed and countersigned in the manner provided for herein (and may bear, at the option of the Company, the adjusted Purchase Price) and shall be registered in the names of the holders of record of Rights Certificates on the record date specified in the public announcement.

               (j) Rights Certificates. Irrespective of any adjustment or change in the Purchase Price or the number of one one-thousandths of a share of Preferred Stock issuable upon the exercise of the Rights, the Rights Certificates theretofore and thereafter issued may continue to express the
Purchase  Price  per  one  one-thousandth  of a  share  and  the  number  of one one-thousandths of a share which were expressed in the initial Rights Certificates issued hereunder.

               (k) Adjustment Below Par Value. Before taking any action that would cause an adjustment reducing the Purchase Price below the then par or stated value, if any, of the number of one one-thousandths of a share of Preferred Stock issuable upon exercise of the Rights, the Company shall take any corporate action which is or may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable such number of one one-thousandths share of Preferred Stock at such adjusted Purchase Price.

               (1) Adjustment Effective as of Future Date, Exercise. In any case in which this Section 11 (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights) shall require that an adjustment in the Purchase Price be made effective as of a record date for a specified event, the Company may elect to defer until the occurrence of such event the issuance to the holder of any Right exercised after such record date the number of one one-thousandths of a share of Preferred Stock an other capital stock or securities of the Company, if any, issuable upon such exercise over and above the number of one one-thousandths of a share of Preferred Stock and other capital stock or securities of the Company, if any, issuable upon such exercise on the basis of the Purchase Price in effect prior to such adjustment; provided, however, that the Company shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares (fractional or otherwise) or securities upon the occurrence of the event requiring such adjustment.

               (m) Tax Adjustments. Anything in this Section 11 (Adjustment of PurchaseNumber and Kind of Shares or Number of Rights) to the contrary notwithstanding, the Company shall be entitled to make such reductions in the Purchase Price, in addition to those adjustments expressly required by this
Section 11, as and to the extent that in its good faith judgment the Board shall determine to be advisable in order that any (i) consolidation or subdivision of the Preferred Stock, (ii) issuance wholl cash of any shares of Preferred Stock at less than the Current Market Price, (iii) issuance wholly for cash of shares of Preferred Stock or securities which by their terms are convertible into or exchangeable for shares of Preferred Stock, (iv) stock dividends or (v) issuance of rights, options or warrants referred to in this Section 11, hereafter made by the Company to holders of its Preferred Stock shall not be taxable to such stockholders.

               (n) Restriction on Certain Transactions. The Company shall not, at any time after the earlier of the Stock Acquisition Date or the Distribution Date, (i) consolidate with any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Restriction Against Diminishing Benefits of the Rights)), (ii) merge with or into any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11 (o)), (iii) enter into a statutory share exchange or similar transaction with any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o)), or (iv) sell or transfer (or permit any Subsidiary to sell or transfer), in one transaction, or a series of related transactions, assets, cash flow or earning power aggregating more than 50% of the assets, cash flow or earning power of the Company and its Subsidiaries (taken as a whole) to any other Person or Persons (other than the Company and/or any of its Subsidiaries in one or more transactions each of which complies with Section 11(o)), if (x) at the time of or immediately after such consolidation, merger, statutory share exchange or similar transaction, or sale there are any rights, warrants or other instruments or securities outstanding or agreements in effect which would substantially diminish or otherwise eliminate the benefits intended to be afforded by the Rights or (y) prior to, simultaneously with or immediately after such consolidation, merger, statutory share exchange or similar transaction, or sale, the stockholders of the Person who constitutes, or would constitute, the "Principal Party" for purposes of Section 13(a) (Consolidation, Merger or Sale or Transfer of Assets or Earning Power - Flip-over Event) shall have received a distribution of Rights previously owned by such Person or any of its Affiliates and Associates.

               (o) Restriction Against Diminishing Benefits of the Rights. The Company covenants and agrees that, after the earlier of the Stock Acquisition Date or the Distribution Date, it will not, except as permitted by Section 23 (Redemption and Termination) or Section 27 (Supplements and Amendments) take (or permit any Subsidiary to take) any action if at the time such action is taken it is reasonably foreseeable that such action will diminish substantially or otherwise eliminate the benefits intended to be afforded by the Rights.

               (p) Common Stock Adiustments. Anything in this Agreement to the contrary notwithstanding, in the event that the Company shall at any time after the Rights Dividend Declaration Date and prior to the Distribution Date (i) declare a dividend on the outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivide or split the outstanding shares of Common Stock, or (iii) combine the outstanding shares of Common Stock into a smaller number of shares, the number of Rights associated with each share of Common Stock then outstanding, or issued or delivered thereafter but prior to the Distribution Date, shall be proportionately adjusted so that the number of Rights thereafter associated with each share of Common Stock following any such event shall equal the result obtained by multiplying the number of Rights associated with each share of Common Stock immediately prior to such event by a fraction, the numerator of which shall be the total number of shares of Common Stock outstanding immediately prior to the occurrence of the event and the denominator of which shall be the total number of shares of Common Stock outstanding immediately following the occurrence of such event. The adjustments provided for in this Section 11(p) shall be made successively whenever such a dividend is declared or paid or such subdivision, combination or consolidation is effected.

     Section 12. Certificate of Adiusted Purchase Price or Number of Shares. Whenever an adjustment is made as provided in Section 11 (Adjustment of

Purchase Price: Number and Kind of Shares or Number of Rights) and Section 13 (Consolidation. Merger or Sale or Transfer of Assets or Earning Power) the Company shall (a) promptly prepare a certificate setting forth such adjustment and a brief statement of the facts accounting for such adjustment, (b) promptly file with the Rights Agent, and with each transfer agent for the Preferred Stock and the Common Stock, a copy of such certificate, and (c) mail or cause the Rights Agent to mail a brief summary thereof to each holder of a Rights Certificate (or, if prior to the Distribution Date, to each holder of a certificate representing shares of Common Stock) in accordance with Section 26 (Notices). The Rights Agent shall be fully protected in relying on any such certificate and on any adjustment therein contained.

     Section 13. Consolidation, Merger or Sale or Transfer of Assets or Earning Power.

          (a) Flip-over Event. In the event that, following the Stock Acquisition Date, directly or indirectly, (x) the Company shall consolidate with, or merge with and into, or enter into a statutory stock exchange or similar transaction with, any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o)(Adjustment of Purchase Price: Number and Kind of Shares or Number of Rights - Restriction Against Diminishing Benefits of the Rights)), and the Co shall not be the continuing or surviving corporation of such consolidation, merger or statutory share exchange or similar transaction, (y) any Person (other than a Subsidiary of the Company in a transaction which complies with Section 11 (o)) shall consolidate with, or merge with or into, or enter into a statutory stock exchange or similar transaction with, the Company, and the Company shall be the continuing or surviving corporation of such consolidation, merger or statutory share exchange or similar transaction and, in connection with such consolidation, merger or statutory share exchange or similar transaction, all or part of the outstanding shares of Common Stock shall be changed into or exchanged for stock or other securities of any other Person or cash or any other property, or (z) the Company shall sell or otherwise transfer (or one or more of its Subsidiaries shall sell or otherwise transfer), in one transaction or a series of related transactions, assets, cash flow or earning power aggregating more than 50% of the assets, cash flow or earning power of the Company and its Subsidiaries (taken as a whole) to any Person or Persons (other than the Company or any Subsidiary of the Company in one or more transactions each of which complies with Section 11(o)), then, and in each such case (except as may be contemplated by Section 13(d) (Consolidation, Merger or Sale or Transfer of Assets or Earning Power - Exceptions)), (i) proper provision shall be made so that: each holder of a Right, except as provided in Section 7(e) (Exercise of Rights: Purchase Price, Expiration Date of Rights Termination of Acquiring Person's Rights) shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, such number of validly authorized and issued, fully paid, nonassessable and freely tradeable shares of Common Stock of the Principal Party, not subject to any liens, encumbrances, rights of first refusal or other adverse claims, as shall be equal to the result obtained by (A) multiplying the then current Purchase Price by the number of one one-thousandths of a share of Preferred Stock for which a Right is exercisable immediately prior to the first occurrence of a Flip-over Event (or, if a Flip-in Event has occurred prior to the first occurrence of a Flip-over Event, multiplying the number of such one one-thousandths of a share for which a Right was exercisable immediately prior to the first occurrence of a Flip-in Event by the Purchase Price in effect immediately prior to such first occurrence), and (B) dividing that product (which, following the first occurrence of a Flip-over Event, shall be referred to as the "Purchase Price" for each Right and for all purposes of this Agreement) by 50% of the Current Market Price per share of the Common Stock of such Principal Party on the date of consummation of such Flip-over Event; (ii) such Principal Party shall thereafter be liable for, and shall assume, by virtue of such Flip-over Event, all the obligations and duties of the Company pursuant to this Agreement; (iii) the term "Company" shall thereafter be deemed to refer to such Principal Party, it being specifically intended that the provisions of
Section 11 (Adjustment of Purchase Price: Number and Kind of Shares or Number of Rights) shall apply only to such Principal Party following the first occurrence of a Flipover Event; (iv) such Principal Party shall take such steps (including, but not limited to, the reservation of a sufficient number of shares of its Common Stock) in connection with the consummation of any such transaction as may be necessary to assure that the provisions hereof shall thereafter be applicable, as nearly as reasonably may be, in relation to its shares of Common Stock thereafter deliverable upon the exercise of the Fights; and (v) the provisions of Section 11(a)(ii) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights Certain Adjustments) hereof shall be of no effect following the first occurrence of any Flip-over Event.

          (b) Principal Party. "Principal Party" shall mean

                    (i) in the case of any transaction described in clause (x) or (y) of the first sentence of Section 13(a) (Consolidation, Merger or Sale or Transfer of Assets or Earning Power Flip-over Event), the Person that is the issuer of any securities into which shares of Common Stock of the

          Company are converted in such consolidation, merger or statutory share exchange or similar transaction, and if no securities are so issued, the Person that is the other party to such consolidation, merger or statutory share exchange or similar transaction, and

                    (ii) in the case of any transaction described in clause (z) of the first sentence of Section 13(a) (Consolidation, Merger or Sale or Transfer of Assets or Earning Power - Flip-over Event), the Person that is the party receiving the greatest portion of the assets, cash flow or earning power transferred pursuant to such transaction or transactions;

provided, however, that in any such case, (1) if the Common Stock of such Person is not at such time and has not been continuously over the preceding twelve (12) month period registered under Section 12 of the Exchange Act, and such Person is a direct or indirect Subsidiary of another Person the Common Stock of which is and has been so registered, "Principal Party" shall refer to such other Person; and (2) in case such Person is a Subsidiary, directly or indirectly, of more than one Person, the Common Stocks of two or more of which are and have been so registered, "Principal Party" shall refer to whichever of such Persons is the issuer of the total outstanding Common Stock having the greatest aggregate market value.

          (c) Supplemental Agreement. The Company shall not consummate a Flip-over Event unless the Principal Party shall have a sufficient number of authorized shares of its Common Stock which have not been issued or reserved for issuance to permit the exercise in full of the Rights in accordance with this
Section 13 (Consolidation, Merger or Sale or Transfer of Assets or Earning Power) and unless prior thereto the Company and such Principal Party shall have executed and delivered to the Rights Agent a supplemental agreement providing for the terms set forth in paragraphs (a) and (b) of this Section 13 and further providing that, as soon as practicable after the date of such Flip-over Event, the Principal Party will

                    (i) prepare and file a registration statement under the Act, with respect to the Rights and the securities purchasable upon exercise of the Rights on an appropriate form, and will use its best efforts to cause such registration statement to (A) become effective as soon as practicable after such filing and (B) remain effective (with a prospectus at all times meeting the requirements of the Act) until the Expiration Date and take all such other action as may be
          necessary  to  enable   Principal   Party  to  issue
          the securities purchasable upon exercise of the Rights, including but not limited to the registration or qualification of such securities under all requisite securities laws or jurisdictions of the various states and the listing of such securities on such exchange and trading markets as may be necessary or appropriate; and

                    (ii) will deliver to holders of the Rights historical financial statements for the Principal Party and each of its
          Affiliates which comply in all respects with the requirements for registration on Form 10 under the Exchange Act.

The provisions of this Section 13 (Consolidation, Merger or Sale or Transfer of Assets or Earning Power) shall similarly apply to successive consolidations, mergers or statutory share exchanges or similar transactions or sales or other transfers. In the event that a Flip-over Event shall occur at any time after the occurrence of a Flip-in Event, the Rights which have not theretofore been exercised shall thereafter become exercisable in the manner described in Section 13(a) (Consolidation, Merger or Sale or Transfer of Assets or Earning Power - Flip-over Event).

          (d) Exceptions. Notwithstanding anything in this Agreement to the contrary, Section 13 (Consolidation, Merger or Sale or Transfer of Assets or Earning Power) shall not be applicable to a transaction described in subparagraphs (x) and (y) of Section 13(a) (Consolidation, Merger or Sale or Transfer of Assets or Earning Power - Flip-over Event) if (i) such transaction is consummated with a Person or Persons who acquired shares of Common Stock pursuant to a tender offer or exchange offer f all outstanding shares of Common Stock which complies with the provisions of Section 11(a)(ii)(A) (Adjustment of Purchase Price-, Number and Kind of Shares or Number of Rights - Certain Adjustments) (or a wholly-owned subsidiary of any such Person or Persons), (ii) the price per share of Common Stock offered in such transaction is not less than the price per share of Common Stock paid to all holders of shares of Common Stock whose shares were purchased pursuant to such tender or exchange offer and
(iii) the form of consideration being offered in such transaction is the same as the form of consideration paid to all holders of shares of Common Stock whose shares were purchased pursuant to such tender offer or exchange offer. Upon consummation of any such transaction contemplated by this Section 13(d), all Rights hereunder shall expire.

     Section 14. Fractional Rights and Fractional Shares.

          (a) Fractional Rights. The Company shall not be required to issue fractions of Rights, except prior to the Distribution Date as provided in
Section 11(p) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights Common Stock Adjustments), or to distribute Rights Certificates which evidence fractional Rights. In lieu of such fractional Rights, there shall be paid to the registered holders of the Rights Certificates with regard to which such fractional Rights would otherwise be issuable, an amount in cash equal to the same fraction of the current market value of a whole Right. For purposes of this Section 14(a), the current market value of a whole Right shall be the closing price of the Rights for the Trading Day immediately prior to the date on which such fractional Rights would have been otherwise issuable. The closing price of the Rights for any Trading Day shall be the last sale price, regular way, or, in case no such sale takes place on such Trading Day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Rights are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Rights are listed or admitted to trading, or if the Rights are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or such other system then in use or, if on any such date the Rights are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Rights selected by the Board. If on any such date no such market maker is making a market in the Rights, the fair value of the Rights on such date as determined in good faith by the Board shall be used.

          (b) Fractional Shares of Preferred Stock. The Company shall not be required to issue fractions of shares of Preferred Stock (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock which may at the option of the Company, be evidenced by depositary receipts) upon exercise of the Rights or to distribute certificates which evidence fractional shares of Preferred Stock (other than fractions which are integral multiples of one one-thousandth of share of Preferred Stock). Interests in fractions of Preferred Stock in integral multiples of one one-thousandth of a share of Preferred Stock may, at the election of the Company, be evidenced by depositary receipts, pursuant to an appropriate agreement between the Company and a depositary selected by it; provided, however, that such agreement shall provide that the holders of such depositary receipts shall have all the rights, privileges and preferences to which they are entitled as beneficial owners of the Preferred Stock represented by such depositary receipts. In lieu of fractional shares of Preferred Stock that are not integral multiples of one one-thousandth of a share of Preferred Stock, the Company may pay to the registered holders of Rights Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one one-thousandth of a share of Preferred Stock. For purposes of this Section 14(b), the current market value of one one-thousandth of a share of Preferred Stock shall be one one-thousandth of the closing price of a share of Preferred Stock (as determined pursuant to Section 11(d)(ii) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Current Market Price) for the Trading Day immediately prior to the date of such exercise.

          (c) Fractional Shares of Common Stock. Following the occurrence of a Triggering Event, the Company shall not be required to issue fractions of shares of Common Stock upon exercise of the Rights or to distribute certificates which evidence fractional shares of Common Stock. In lieu of fractional shares of Common Stock, the Company may pay to the registered holders of Rights Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fractio the current market value of one (1) share of Common Stock. For purposes of this Section 14(c), the current market value of one share of Common Stock shall be the closing price of one share of Common Stock (as determined pursuant to Section 11(d)(i) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Current Market Price) for the Trading Day immediately prior to the date of such exercise.

          (d) Waiver of Fractional Rights and Shares. The holder of a Right by the acceptance of the Right expressly waives his or her right to receive any fractional Rights or any fractional shares upon exercise of a Right, except as permitted by this Section 14 (Fractional Rights and Fractional Shares).

     Section 15. Rights of Action. All rights of action in respect of this Agreement are vested in the respective registered holders of the Rights Certificates (and, prior to the Distribution Date, the registered holders of the Common Stock); and any registered holder of any Rights Certificate (or, prior to the Distribution Date, of the Common Stock), without the consent of the Rights Agent or of the holder of any other Rights Certificate (or, prior to the Distribution Date, of the Common Stock), may, in his or her own behalf and for his or her own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or otherwise act in respect of, his or her right to exercise the Rights evidenced by such Rights Certificate in the manner provided in such Rights Certificate and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and shall be entitled to specific performance of the obligations hereunder and injunctive relief against actual or threatened violations of the obligations hereunder of any Person subject to this Agreement.

     Section 16. Agreement of Rights Holders. Every holder of a Right by accepting the same consents and agrees with the Company and the Rights Agent and with every other holder of a Right that:

          (a) prior to the Distribution Date, the Rights will be transferable only in connection with the transfer of Common Stock;

          (b) after the Distribution Date, the Rights Certificates are transferable only on the registry books of the Rights Agent if surrendered at the principal office or offices of the Rights Agent designated for such purposes, duly endorsed or accompanied by a proper instrument of transfer and with the appropriate forms and certificates fully executed;

          (c) subject to Section 6(a) (Transfer, Split Up, Combination and Exchange of Rights Certificates, Mutilated, Destroyed, Lost or Stolen Rights Certificates - Procedure) and Section 7(f) (Exercise of Rights; Purchase Price, Expiration Date of Rights - Surrender of Rights Certificates; Identity of Beneficial Owner), the Company and the Rights Agent may deem and treat the person in whose name a Rights Certificate (or, prior to the Distribution Date, the associated Common Stock certificate) registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership or writing on the Rights Certificates or the associated Common Stock certificate made by anyone other than the Company or the Rights Agent) for all purposes whatsoever, and neither the Company nor the Rights Agent, subject to the last sentence of Section 7(e) (Exercise of Rights; Purchase Price, Expiration Date of Rights - Termination of Acquiring Person's Rights), shall be required to be affected by any notice to the contrary; and

          (d) notwithstanding anything in this Agreement to the contrary, neither the Company nor the Rights Agent shall have any liability to any holder of a Right or other Person as a result of its inability to perform any of its obligations under this Agreement by reason of any preliminary or permanent injunction or other order, decree or ruling issued by a court of competent jurisdiction or by a governmental, regulatory or administrative agency or commission, or any statute, rule, regulation executive order promulgated or enacted by any governmental authority, prohibiting or otherwise restraining performance of such obligation; provided, however, the Company must use its best efforts to have any such order, decree or ruling lifted or otherwise overturned as soon as possible.

     Section 17. Rights Certificate Holder Not Deemed a Stockholder. No holder, as such, of any Rights Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of the number of one one-thousandths of a share of Preferred Stock or any other securities of the Company which may at any time be issuable on the exercise of the Rights represented thereby, nor shall anything contained herein or in any Rights Certificate be construed to confer upon the holder of any Rights Certificate, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in Section 25 (Notice of Certain Events)), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by such Rights Certificate shall have been exercised in accordance with the provisions hereof.

     Section 18. Concerning the Rights Agent.

          (a) Compensation. The Company shall pay to the Rights Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses and counsel fees and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability or expense, inc without gross negligence, bad faith or willful misconduct on the part of the Rights Agent, for anything done or omitted to be done by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against or investigating any claim of liability in the premises.

          (b)  Reliance.  The Rights Agent shall be protected and shall incur no liability for or in respect of any action taken, suffered or omitted to be taken by it in connection with its administration of this Agreement in reliance upon any Rights Certificate or certificate for Common Stock or for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper Person or Persons, or otherwise upon the advice of counsel as set forth in Section 20 (Duties of Rights Agent).

     Section 19. Merger or Consolidation or Change of Name of Rights Agent.

          (a) Successor. Any corporation into which the Rights Agent or any successor Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any corporation succeeding to the corporate trust or stock transfer business of the Rights Agent or any successor Rights Agent, shall be the successor to the Rights Agent under this Agreement without the execut or filing of any paper or any further act on the part of any of the parties hereto; provided, however, that such corporation would be eligible for appointment as a successor Rights Agent under the provisions of Section 21 (Change of Rights Agent). In case at the time such successor Rights Agent shall succeed to the agency created by this Agreement, any of the Rights Certificates shall have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of a predecessor Rights Agent and deliver such Rights Certificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, any successor Rights Agent may countersign such Rights Certificates either in the name of the predecessor or in the name of the successor Rights Agent; and in all such cases such Rights Certificates shall have the full force provided in the Rights Certificates and in this Agreement.

          (b) Prior Countersignatures. In case at any time the name of the Rights Agent shall be changed and at such time any of the Rights Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Rights Certificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, the Rights Agent may countersign such Rights Certificates either in its prior name or in changed name; and in all such cases such Rights Certificates shall have the full force provided in the Rights Certificates and in this Agreement.

     Section 20. Duties of Rights Agent. The Rights Agent undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of Rights Certificates, by their acceptance thereof, shall be bound:

          (a) Legal Counsel. The Rights Agent may consult with legal counsel (who may be legal counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the Rights Agent as to any action taken or omitted to be taken by it in good faith and in accordance with such opinion.

          (b) Certification by the Company. Whenever in the performance of its duties under this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter (including, without limitation, the identity of any Acquiring Person and the determination of Current Market Price) be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deem be conclusively proved and established by a certificate signed by the President, any Vice President, the Secretary, any Assistant Secretary, the Treasurer or any Assistant Treasurer of the Company and delivered to the Rights Agent; and such certificate shall be full authorization to the Rights Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.

          (c) Liability for Gross Negligence, etc. The Rights Agent shall be liable hereunder only for its own gross negligence, bad faith or willful misconduct.

          (d) Statements of Fact or Recitals. The Rights Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Rights Certificates or be required to verify the same (except as to its countersignature on such Rights Certificates), but all such statements and recitals are and shall be deemed to have been made by the Company only.

          (e) Agreement; Adjustments. The Rights Agent shall not be under any responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Rights Agent) or in respect of the validity or execution of any Rights Certificate (except its countersignature); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Rights Certificate; nor shall it be responsibl any adjustment required under the provisions of Section 11

(Adjustment of Purchase Price; Number and Kind of Shares or Number of Rights) or
Section 13 (Consolidation, Merger or Sale or Transfer of Assets or Earning Power) or responsible for the manner, method or amount of any such adjustment or the ascertaining of the existence of facts that would require any such adjustment (except with respect to the exercise of Rights evidenced by Rights Certificates after actual notice of any such adjustment); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any shares of Common Stock or Preferred Stock to be issued pursuant to this Agreement or any Rights Certificate or as to whether any shares of Common Stock or Preferred Stock will, when so issued, be validly authorized and issued, fully paid and nonassessable.

          (f) Further Assurances. The Company will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

          (g) Instructions. The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from the President, any Vice President, the Secretary, any Assistant Secretary, the Treasurer or any Assistant Treasurer of the Company and to apply to such persons for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered to be taken by it in good faith in accordance with the instructions of any such person.

          (h) Dealing in Rights. The Rights Agent and any stockholder, director, officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any ot capacity for the Company or for any other legal entity.

          (i) Agents, Reasonable Care. The Rights Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights Agent shall not be answerable or accountable for any act, default, neglect or misconduct of any such attorneys or agents or for any loss to the Company resulting from any such act, default, neglect or misconduct; provided, however, reasonable care was exercised in the selection and continued employment thereof.

          (j) Expenses: Repayment Assurances. No provision of this Agreement shall require the Rights Agent to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of its rights if there shall be reasonable grounds for believing that repayment of such funds or adequate indemnification against such risk or liability is not reasonably assured to it.

          (k) Exercise of Rights; Consultation with Company. If, with respect to any Rights Certificate surrendered to the Rights Agent for exercise or transfer, the certificate attached to the form of assignment or form of election to purchase, as the case may be, has either not been completed or indicates an affirmative response to clause 1 and/or 2 thereof, the Rights Agent shall not take any further action with respect to such requested exercise of transfer without first consulting with the Company.

     Section 21. Change of Rights Agent. The Rights Agent or any successor Rights Agent may resign and be discharged from its duties under this Agreement upon thirty (30) calendar days' notice in writing mailed to the Company, and to each transfer agent of the Common Stock and Preferred Stock, by registered or certified mail, and to the holders of the Rights Certificates by first-class mail. The Company may remove the Rights Agent or any successor Rights Agent upon thirty (30) calendar days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Common Stock and Preferred Stock, by registered or certified mail, and to the holders of the Rights Certificates by first-class mail. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent. If the Company shall fail to make such appointment within a period of thirty (30) calendar days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of a Rights Certificate (who shall, with such notice, submit his Rights Certificate for inspection by the Company), then the registered holder of any Rights Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be (a) a corporation organized and doing business under the laws of the United States or of any State of the United States, in good standing, which is authorized under such laws to exercise stock transfer or corporate trust powers, is subject to supervision or examination by federal or state authority and has at the time of its appointment as Rights Agent a combined capital and surplus of at least $50,000,000 or (b) an Affiliate of a corporation described in clause (a) of this sentence. After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment, the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Common Stock and the Preferred Stock, and mail a notice thereof in writing to the registered holders of the Rights Certificates. Failure to give any notice provided for in this Section 21 (Change of Rights Agent), or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

     Section 22. Issuance of New Rights Certificates. Notwithstanding any of the provisions of this Agreement or of the Rights to the contrary, the Company may, at its option, issue new Rights Certificates evidencing Rights in such form as may be approved by the Board to reflect any adjustment or change in the Purchase Price and the number or kind or class of shares or other securities or property purchasable under the Rights Certificates made in accordance with the provisions of this Agreement. In addition, in connection with the issuance or sale of shares of Common Stock following the Distribution Date and prior to the redemption or expiration of the Rights, the Company (a) shall, with respect to shares of Common Stock so issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement, or upon the exercise, conversion or exchange of securities hereafter issued by the Company, in either case outstanding as of the Distribution Date, and (b) may, in any other case, if deemed necessary or appropriate by the Board, issue Rights Certificates representing the appropriate number of rights in connection with such issuance or sale; provided, however, that (i) no such Rights Certificate shall be issued if, and to the extent that, the Company shall be advised by counsel that such issuance would create a significant risk of material, adverse tax consequences to the Company or the Person to whom such Rights Certificate would be issued, and (ii) no such Rights Certificate shall be issued if, and to the extent that, appropriate adjustment shall otherwise have been made in lieu of the issuance thereof.

     Section 23. Redemption and Termination.

          (a) Redemption. The Company may, at its option, at any time prior to the earlier of the Stock Acquisition Date, or (ii) the Final Expiration Date, redeem (the date of such redemption being referred to herein as the "Redemption Date") all but not less than all of the then outstanding Rights at a redemption price of $0.001 per Right, as such amount may be appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such redempt price being hereinafter referred to as the "Redemption Price"). The redemption of the Rights by the Company may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion, may establish. The Company may, at its option, pay the Redemption Price in cash, shares of Common Stock (based on the Current Market Price of the Common Stock at the time of redemption) or any other form of consideration deemed appropriate by Board.

          (b) Effect of Redemption; Procedure. Immediately upon the action of the Company ordering the redemption of the Rights and without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the Redemption Price for each Right so held. Promptly after the Redemption Date, the Company shall (i) give notice of such redemption to the Rights Agent, (ii) give public notice of such redemp provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such redemption, and
(iii) mail notice of such redemption to the holders of the then outstanding Rights at their last addresses as they appear upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the Transfer Agent for the Common Stock. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of redemption will state the method by which the payment of the Redemption Price will be made. Amounts payable shall be rounded down to the nearest $0.01.

     Section 24. Exchange.

          (a) Right to Exchange. The Company may, at its option, at any time and from time to time after the first occurrence of a Flip-in Event, exchange all or part of the then outstanding and exercisable Rights (other than Rights which have become void as provided in Section 7(e) (Exercise of Rights, Purchase Price, Expiration Date of Rights - Termination of Acquiring Person's Rights)) for the Exchange Number of shares of Common Stock, shares or units of Preferred Stock which the Board has determined to be a Common Stock Equivalent, units of other
property  or  any  combination   thereof  as  determined  by  the  Board.
Notwithstanding the foregoing, the Company shall not be empowered to effect such exchange at any time after any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any such Subsidiary or any entity holding shares of Common Stock for or pursuant to any such plan), together with all Affiliates and Associates of such Person, becomes the Beneficial Owner of 50% or more of the shares of Common Stock then outstanding. The exchange of the Rights by the Company may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish.

          (b) Effect of Exchange; Procedure. Immediately upon the action of the Company ordering the exchange of any Rights pursuant to paragraph (a) of this
Section 24, evidence of which shall have been filed with the Rights Agent and without any further action and without any notice, the right to exercise such Rights will terminate and the only right thereafter of a holder of such Rights shall be to receive that number of shares of Common Stock, Common Stock Equivalents or units of other prope equal to the number of such Rights held by such holder multiplied by the Exchange Number. Promptly after the action of the Company ordering the exchange of the Rights, the Company shall (i) file evidence of such action with the Rights Agent, (ii) give public notice of such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange, and (iii) mail notice of such exchange to the holders of such Rights at their last addresses as they appear upon the registry books of the Rights Agent. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of exchange will state the method by which the exchange will be effected and, in the event of any partial exchange, the number of Rights which will be exchanged. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become void as provided in Section 7(e) (Exercise of Rights; Purchase Price, Expiration Date of Rights Termination of Acquiring Person's Rights)) held by each holder of Rights.

          (c) Common Stock Equivalents. In any exchange pursuant to this Section 24, the Company, at its option, may substitute Common Stock Equivalents for Common Stock exchangeable for Rights, at the initial rate of one share of Common Stock Equivalent for each share of Common Stock, as appropriately adjusted to reflect adjustments in the voting rights of the Common Stock pursuant to the Company's Certificate of Incorporation, so that the share of Common Stock Equivalent delivered in lieu of e share of Common Stock shall have the same voting rights as one share of Common Stock.

          (d) Insufficient Common Stock. In the event that the number of shares of Common Stock which are authorized by the Company's Certificate of Incorporation but not outstanding or reserved for issuance for purposes other than upon exercise of the Rights is not sufficient to permit any exchange of Rights in accordance with this Section 24, the Company may, at its option, take all such action as may be necessary to authorize additional shares of Common Stock for issuance upon such exchange.

          (e) Fractional Shares. Upon the action of the Company ordering the exchange of any Rights pursuant to paragraph (a) of this Section 24, the Company shall not be required to issue fractions of shares or to distribute certificates which evidence fractional shares. In lieu of such fractional shares, the Company may pay to the registered holders of the Rights Certificates with regard to which such fractional shares would otherwise be issuable an amount in cash equal to the same fraction o current market value of one share of Common Stock. For purposes of this Section 24, the current market value of one share of Common Stock shall be the closing price of one share of Common Stock (as determined pursuant to Section 11(d)(i) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights - Current Market Price ) for the Trading Day immediately prior to the date of exchange pursuant to this Section 24, and the value of any Common Stock Equivalent shall be deemed to have the same current market value as the Common Stock on such date.

     Section 25. Notice of Certain Events.

          (a) Preferred Stock Transactions, etc. In case the Company shall propose, at any time after the Distribution Date, (i) to pay any dividend payable in stock of any class to the holders of Preferred Stock or to make any other distribution to the holders of Preferred Stock (other than a regular quarterly cash dividend out of earnings or retained earnings of the Company);
(ii) to offer to the holders of Preferred Stock rights or warrants to subscribe for or to purchase any additional share Preferred Stock or shares of stock of any class or any other securities, rights or options; (iii) to effect any reclassification of its Preferred Stock (other than a reclassification involving only the subdivision of outstanding shares of Preferred Stock); (iv) to effect any consolidation with, merger into or with, or statutory share exchange or similar transaction with, any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) (Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights -

Restriction a Diminishing Benefits of the Rights)), or to effect any sale or other transfer (or to permit one or more of its Subsidiaries to effect any sale or other transfer), in one transaction or a series of related transactions, of more than 50% of the assets, cash flow or earning power of the Company and its Subsidiaries (taken as a whole) to any other Person or Persons (other than the Company and/or any of its Subsidiaries in one or more transactions each of which complies with Section 11(o)); (v) to effect the liquidation, dissolution or winding up of the Company, or (vi) to declare or pay any dividend on the shares of Common Stock payable in Common Stock or to effect a subdivision, combination or consolidation of the shares of Common Stock (by reclassification or otherwise than by payment of dividends in Common Stock), then, in each such case, the Company shall give to each holder of a Rights Certificate, to the extent feasible and in accordance with Section 26 (Notices), a notice of such proposed action, which shall specify the record date for the purposes of such stock dividend, distribution of rights or warrants, or the date on which such reclassification, consolidation, merger, statutory share exchange or similar transaction, sale, transfer, liquidation, dissolution, or winding up is to take place and the date of participation therein by the holders of the shares of Preferred Stock, if any such date is to be fixed, and such notice shall be so given in the case of any action covered by clause (i) or (ii) above at least twenty (20) calendar days prior to the record date for determining holders of the shares of Preferred Stock for purposes of such action, and in the case of any such other action, at least twenty (20) calendar days prior to the date of the taking of such proposed action or the date of participation therein by the holders of the shares of Preferred Stock, whichever shall be the earlier.

          (b) Other Transactions. In case any of the events set forth in Section 11(a)(ii) (Adjustment of Purchase Price: Number and Kind of Shares or Number of Rights - Certain Adjustments) shall occur, then, in any such case, (i) the Company shall as soon as practicable thereafter give to each holder of a Rights Certificate, to the extent feasible and in accordance with Section 26 (Notices), a notice of the occurrence of such event, which shall specify the event and the consequences of the eve holders of Rights under Section 11(a)(ii), and (ii) all references in the preceding paragraph to Preferred Stock shall be deemed thereafter to refer to Common Stock and/or, if appropriate, other securities.

     Section 26. Notices. Notices or demands authorized by this Agreement to be given or made by the Rights Agent or by the holder of any Rights Certificate to or on the Company shall be sufficiently given or made if sent by telecopier (with receipt confirmed) or by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Rights Agent) as follows:

                         Parallel Petroleum Corporation
                               110 N. Marienfeld
                                   Suite 465
                              Midland, Texas 79701
                       Attention: Chief Executive Officer
                           Telecopier: (915) 684-3905


Subject to the provisions of Section 21 (Change of Rights Agent), any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Rights Certificate to or on the Rights Agent shall be sufficiently given or made if sent by telecopier (with receipt confirmed) or by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company as follows:

                        Computershare Trust Company, Inc.
                           12039 West Alameda Parkway
                                    Suite Z-2
                            Lakewood, Colorado 80228
                            Attention: Michelle Vigil
                           Telecopier: (303) 986-2444

Notices or demands authorized by this Agreement to be given or made by the Company or the Rights Agent to the holder of any Rights Certificate (or, if prior to the Distribution Date, to the holder of certificates representing shares of Common Stock) shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such holder at the address of such holder as shown on the registry books of the Company.

     Section 27. Supplements and Amendments. For so long as the Rights are redeemable, and subject to the penultimate sentence of this Section 27, the Company may, and the Rights Agent shall, if the Company so directs, supplement or amend any provision of this Agreement without the approval of any holders of certificates representing shares of Common Stock or, on and after the Distribution Date, any holders of Rights Certificates. At any time when the Rights are no longer redeemable and subject to the penultimate sentence of this
Section 27, the Company and the Rights Agent shall, if the Company so directs, supplement or amend this Agreement without the approval of any holders of Rights Certificates; provided, however, that no such supplement or amendment may (i) adversely affect the interests of the holders of Rights Certificates, or, prior to the

Distribution Date, the holders of the Common Stock (other than an Acquiring Person or an Affiliate or Associate of any such Person); (ii) cause this Agreement again to become amendable other than in accordance with this sentence; or (iii) cause the Rights again to become redeemable. Upon the delivery of a certificate from an appropriate officer of the Company which states that the proposed supplement or amendment is in compliance with the terms of this Section 27, the Rights Agent shall execute such supplement or amendment. Notwithstanding anything contained in this Agreement to the contrary, no supplement or amendment shall be made which changes the Redemption Price, the Final Expiration Date, the Purchase Price, or the number of one one-thousandths of a share of Preferred Stock for which a right is exercisable; provided, however, that at any time prior to (i) a Stock Acquisition Date or (ii) the date that a tender or exchange offer by any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan) is first published or sent or given within the meaning of Rule 14d-2(a) of the General Rules and Regulations under the Exchange Act, if upon consummation thereof, such Person would be the Beneficial Owner of 15% or more of the shares Of Common Stock then outstanding, the Board may amend this Agreement to increase the Purchase Price or extend the Final Expiration Date. Prior to the Distribution Date, the interests of the holders of Rights shall be deemed coincident with the interests of the holders of Common Stock.

     Section 28. Successors. All the covenants and provisions of this Agreement by or for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

     Section 29. Determinations and Actions by the Board of Directors, etc. For all purposes of this Agreement, any calculation of the number of shares of Common Stock outstanding at any particular time, including for purposes of determining the particular percentage of such outstanding shares of common Stock of which any Person is the Beneficial Owner, shall be made in accordance with the last sentence of Rule 13d 3(d)(1)(i) of the General Rules and Regulations under the Exchange Act. The Board shall have the exclusive power and authority to administer this Agreement and to exercise all rights and powers specifically granted to the Board or to the Company, or as may be necessary or advisable in the administration of this Agreement, including, without limitation, the right and power to (i) interpret the provisions of this Agreement, and (ii) make all determinations deemed necessary or advisable for the administration of this

Agreement (including a determination to redeem or not redeem the Rights or to amend the Agreement). All such actions, calculations, interpretations and determinations (including, for purposes of clause (y) below, all omissions with respect to the foregoing) which are done or made by the Board, in good faith, shall (x) be final, conclusive and binding on the Company, the Rights Agent, the holders of the Rights and all other parties, and (y) not subject the Board to any liability to the holders of the Rights.

     Section 30. Benefits of this Agreement. Nothing in this Agreement shall be construed to give to any Person other than the Company, the Rights Agent and the registered holders of the Rights Certificates (and, prior to the Distribution Date, registered holders of the Common Stock) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Rights Agent and the registered holders of the Rights Certificates (and, prior to the Distribution Date, registered holders of the Common Stock).

     Section 31. Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated;
provided, however, that notwithstanding anything in this Agreement to the contrary, if any such term, provision, covenant or restriction is held by such court or authority to be invalid, void or unenforceable and the Board determines in its good faith judgment that severing the invalid language from this Agreement would adversely affect the purpose or effect of this Agreement, the right of redemption set forth in Section 23 (Redemption and Termination) shall be reinstated and shall not expire until the Close of Business on the tenth Business Day following the date of such determination by the Board.

     Section 32. Governing Law. This Agreement, each Right and each Rights Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts made and to be performed entirely within such State.

     Section 33. Counterparts. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

     Section 34. Descriptive Headings. Descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


Attest:                                       PARALLEL PETROLEUM CORPORATION



By: /s/ Thomas W. Ortloff                     By: /s/ Larry C. Oldham
    -----------------------------                 --------------------------
    Thomas W. Ortloff, Secretary                  Larry C. Oldham, President


                                              COMPUTERSHARE TRUST COMPANY, INC.,
                                              as Rights Agent




By:/s/ Kellie Gwinn                           By: /s/ Laura Sisneros
   ------------------------------                 --------------------------
Name: Kellie Gwinn                            Name:  Laura Sisneros
Title: Vice President                         Title:  Vice President

                                                         Exhibit B


                          [Form of Rights Certificate]


Certificate No. R______       ______ Rights


NOT EXERCISABLE AFTER THE EARLIER OF OCTOBER 5, 2010, OR SUCH DATE AS THE RIGHTS REPRESENTED HEREBY ARE REDEEMED BY PARALLEL PETROLEUM CORPORATION (THE "CORPORATION"). THE RIGHTS REPRESENTED BY THIS RIGHTS CERTIFICATE ARE SUBJECT TO REDEMPTION, AT THE OPTION OF THE CORPORATION, AT $0.001 PER RIGHT ON THE TERMS SET FORTH IN THE RIGHTS AGREEMENT DATED AS OF OCTOBER 5, 2000, BY AND BETWEEN THE CORPORATION AND COMPUTERSHARE TRUST COMPANY, INC., AS RIGHTS AGENT (THE "RIGHTS AGREEMENT"). UNDER CERTAIN CIRCUMSTANCES, RIGHTS BENEFICIALLY OWNED BY AN ACQUIRING PERSON (AS SUCH TERM IS DEFINED IN THE RIGHTS AGREEMENT) AND ANY SUBSEQUENT HOLDER OF SUCH RIGHTS MAY BECOME NULL AND VOID. [THE RIGHTS REPRESENTED BY THIS RIGHTS CERTIFICATE ARE OR WERE BENEFICIALLY OWNED BY A PERSON WHO WAS OR BECAME AN ACQUIRING PERSON OR AN AFFILIATE OR ASSOCIATE OF AN ACQUIRING PERSON (AS SUCH TERMS ARE DEFINED IN THE RIGHTS AGREEMENT). ACCORDINGLY, THIS RIGHTS CERTIFICATE AND THE RIGHTS REPRESENTED HEREBY MAY BECOME NULL AND VOID IN THE CIRCUMSTANCES SPECIFIED IN SECTION 7(e) (EXERCISE OF RIGHTS, PURCHASE PRICE: EXPIRATION DATE OF RIGHTS TERMINATION OF ACQUIRING PERSON'S RIGHTS) OF SUCH AGREEMENT.]1

                               Rights Certificate
                         PARALLEL PETROLEUM CORPORATION

This  certifies  that  ___________________________________or  its,  his  or  her
registered assigns, is the registered owner of the number of rights set forth above, each of which entitles the owner thereof, subject to the terms, provisions and conditions of the Rights Agreement, dated as of October 5, 2000 (the "Rights

_______________________

     1 The portion of the legend in brackets shall be inserted only if applicable and shall replace the prededing sentence.

Agreement"), between Parallel Petroleum Corporation, a Delaware corporation (the "Corporation"), and Computershare Trust Company, Inc., a Colorado corporation, as Rights Agent (the "Rights Agent"), to purchase from the Corporation at any time prior to 5:00 P.M. (New York, New York time) on October 5, 2010 at the office or offices of the Rights Agent designated for such purpose, or its successors as Rights Agent, one one-thousandth (1/1,000) of a fully paid, nonassessable share of Series A Preferred Stock (the "Preferred Stock") of the Corporation, at a purchase price of $_________ per one one-thousandth (1/1,000) of a share (the "Purchase Price"), upon presentation and surrender of this Rights Certificate with the Form of Election to Purchase and related Certificate duly executed. The number of Rights evidenced by this Rights Certificate (and the number of shares which may be purchased upon exercise thereof) set forth above, and the Purchase Price set forth above, are the number and Purchase Price as of _________________, _______, based on the Preferred Stock as constituted at such date. The Corporation reserves the right to require prior to the occurrence of a Triggering Event (as such term is defined in the Rights Agreement) that upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock would be issued.

     Upon the occurrence of a Flip-in Event (as such term is defined in the Rights Agreement), if the Rights evidenced by this Rights Certificate are beneficially owned by (i) an Acquiring Person or an Associate or Affiliate or any such Person (as such terms are defined in the Rights Agreement), (ii) a transferee of an Acquiring Person or its Associate or Affiliate who becomes a transferee after such Acquiring Person or its Associate or Affiliate becomes such, or (iii) under certain circumstances specified in the Rights Agreement, a transferee of an Acquiring Person or its Associate or Affiliate who becomes a transferee prior to or concurrently with the Acquiring Person becoming such, such Rights shall become null and void and no holder hereof shall have any right with respect to such Rights from and after the occurrence of such Flip-in Event.

     As provided in the Rights Agreement, the Purchase Price and the number and kind of shares of Preferred Stock or other securities, which may be purchased upon the exercise of the Rights evidenced by this Rights Certificate are subject to modification and adjustment upon the happening of certain events, including Triggering Events (as such term is defined in the Rights Agreement).

     This Rights Certificate is subject to all of the terms, provisions and conditions of the Rights Agreement, which terms, provisions and conditions are hereby incorporated herein by reference and made a part hereof and to which

Rights Agreement reference is hereby made for a full description of the rights, limitations of rights, obligations, duties and immunities hereunder of the Rights Agent, the Corporation and the holders of the Rights Certificates, which limitations of rights include the temporary suspension of the exercisability of such Rights under the specific circumstances set forth in the Rights Agreement. Copies of the Rights Agreement are on file at the above-mentioned office of the Rights Agent and are also available upon written request to the Rights Agent.

     This Rights Certificate, with or without other Rights Certificates, upon surrender at the principal office or offices of the Rights Agent designated for such purpose, may be exchanged for another Rights Certificate or Rights
Certificates of like tenor and date evidencing Rights entitling the holder to purchase a like aggregate number of one one-thousandths of a share of Preferred Stock as the Rights evidenced by the Rights Certificate or Rights Certificates surrendered shall have entitled such holder to purchase. If this Rights Certificate shall be exercised in part, the holder shall be entitled to receive upon surrender hereof another Rights Certificate or Rights Certificates for the number of whole Rights for which this Rights Certificate is not exercised.

     Subject to the provisions of the Rights Agreement, the Rights evidenced by this Certificate (i) may be redeemed by the Corporation at its option at a redemption price of $0.001 per Right at any time prior to the earlier of (a) the Stock Acquisition Date (as such term is defined in the Rights Agreement) or (b) the Final Expiration Date (as such term is defined in the Rights Agreement) and
(ii) may be exchanged in whole or in part for Preferred Stock, shares of the Corporation's Common Stock, par value $0.01 per share, other property or any combination thereof.

     In addition, the Rights may be exchanged, in whole or in part, for shares of Common Stock, or shares of common stock equivalents of the Corporation having essentially the same value or economic rights as such shares. Immediately upon the action of the Board of Directors of the Corporation authorizing any such exchange, and without any further action or any notice, the Rights (other than Rights which are not subject to such exchange) will terminate and the Rights will only enable holders to receive the shares issuable upon such exchange.

     No fractional shares of Preferred Stock will be issued upon the exercise of any Right or Rights evidenced hereby (other than fractions which are integral multiples of one one-thousandth (1/1,000) of a share of Preferred Stock, which may, at the election of the Corporation, be evidenced by depositary receipts), but a cash payment will be made in lieu thereof, as provided in the Rights Agreement.

     No holder of this Rights Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of shares of Preferred Stock or of any other securities of the Corporation which may at any time be issuable on the exercise hereof, nor shall anything contained in the Rights Agreement or herein be construed to confer upon the holder hereof, as such, any of the rights of a stockholder of the Corporation or any right to vote for the election of directors or upon any matter submitted to stockholders of the Corporation at any meeting thereof, or to give or withhold consent to any corporate action or to receive notice of meetings or other actions affecting stockholders of the Corporation (except as provided in the Rights Agreement), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by this Rights Certificate shall have been exercised as provided in the Rights Agreement.

     This Rights Certificate shall not be valid or obligatory for any purpose until it shall have been countersigned by the Rights Agent.

     WITNESS the facsimile signature of the proper officers of the Corporation and its corporate seal.



Dated as of ______________________

ATTEST:                                     PARALLEL PETROLEUM CORPORATION


_________________________________           By:___________________________
Secretary                                   Title: _______________________

Countersigned:

RIGHTS AGENT

By:______________________________
   Authorized Signature

                  Form of Reverse Side of Rights Certificate]

                               FORM OF ASSIGNMENT
                (To be executed by the registered holder if such
              holder desires to transfer the Rights Certificate.)

FOR VALUE RECEIVED,_______________________________________ hereby sells, assigns
and             transfers              unto_____________________________________
________________________________________________________________________________
(Please print name and address of transferee) this Rights Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint Attorney, to transfer the within Rights Certificate on the books of the within-named Corporation, with full power of substitution.

Dated:___________________________        _____________________________________
                                               Signature
Signature Guaranteed:

                                  CERTIFICATE

     The undersigned hereby certifies by checking the appropriate boxes that:

     (1) this Rights Certificate [ ] is [ ] is not being sold, assigned and transferred by or on behalf of a Person who is or was an Acquiring Person or an Affiliate or Associate of an Acquiring Person (as such terms are defined in the Rights Agreement); and

     (2) after due inquiry and to the best knowledge of the undersigned, it did not acquire the Rights evidenced by this Rights Certificate from any Person who is, was or subsequently became an Acquiring Person or an Affiliate or Associate of an Acquiring Person.


Dated:___________________________        ____________________________________
                                               Signature

Signature Guaranteed:

                                     NOTICE

     The signature to the foregoing Assignment and Certificate must correspond to the name as written upon the face of this Rights Certificate in every particular, without alteration or enlargement or any change whatsoever.

                          FORM OF ELECTION TO PURCHASE
                      (To be executed if holder desires to
                       exercise Rights represented by the
                              Rights Certificate.)

To:  PARALLEL PETROLEUM CORPORATION

     The undersigned hereby irrevocably elects to exercise ____________ Rights represented by this Rights Certificate to purchase the shares of Preferred Stock issuable upon the exercise of the Rights (or such other securities of the Corporation or of any other person which may be issuable upon the exercise of the Rights) and requests that certificates for such shares be issued in the name of and delivered to:

Please insert social security or
other identifying number


______________________________________________________________________________
                        (Please print name and address)

______________________________________________________________________________


     If such number of Rights shall not be all the Rights evidenced by this Rights Certificate, a new Rights Certificate for the balance of such Rights shall be registered in the name of and delivered to:

Please insert social security or
other identifying number

______________________________________________________________________________
                        (Please print name and address)

______________________________________________________________________________


Dated:_________________________          _____________________________________

Signature Guaranteed:
                                  CERTIFICATE

     The undersigned hereby certifies by checking the appropriate boxes that:

     (1) the Rights evidenced by this Rights Certificate [ ] are [ ] are not being acquired or exercised by or on behalf of a Person who is or was an Acquiring Person or an Affiliate or Associate of an Acquiring Person (as such terms are defined in the Rights Agreement); and

     (2) after due inquiry and to the best knowledge of the undersigned, it [ ] did [ ] did not acquire the Rights evidenced by this Rights Certificate from any Person who is, was or became an Acquiring Person or an Affiliate or Associate of an Acquiring Person.


Dated:_________________________          ____________________________________
                                            Signature

Signature Guaranteed:

                                     NOTICE

     The signature to the foregoing Election to Purchase and Certificate must correspond to the name as written upon the face of this Rights Certificate in every particular, without alteration or enlargement or any change whatsoever.

                                     ANNEX I

                            Social Security
                             or Taxpayer         Number of       Total
Name and Address            Identification        Shares        Purchase
    of Buyer                    Number           Purchased       Price
----------------            ---------------      ----------     --------












[This Annex I is attached to and made a part of that certain Stock Purchase Agreement between Parallel Petroleum Corporation and the
Buyer named above.]

[Letter to Stockholders]                                         Exhibit C







                                        October 16, 2000




Dear Parallel Petroleum Corporation Stockholder:

     On October 5, 2000, your Board of Directors adopted a Stockholder Rights Plan designed to prevent a potential acquiror from gaining control of the Company without fairly compensating all of the Company's stockholders.

     The Rights will initially trade with shares of the Company's Common Stock and will have no impact on the way in which the Company's shares are traded. There are no separate certificates or market for the Rights.

     The Rights will not become exercisable and trade separately from the Common Stock until the earlier of (1) ten business days after a public announcement that a person has acquired 15% or more of the Common Stock of the Company or (2) ten business days (or any later date determined by the Company's Board of Directors) after a person makes a tender or exchange offer for 15% or more of the Company's Common Stock.

     Many  other  public  companies  have  adopted  similar  plans,   indicating
widespread agreement that such plans can help Directors deflect coercive and inadequate offers.

     A summary of the terms of the Rights is included with this letter.

                                                        Sincerely,



                                                        Larry C. Oldham,
                                                        President

                         SUMMARY OF RIGHTS TO PURCHASE
                                PREFERRED STOCK

     On October 5, 2000, the Board of Directors of Parallel Petroleum Corporation (the "Company"), declared a dividend distribution of one Right for each outstanding share of the Company's common stock, $0.01 par value (the "Common Stock"), to stockholders of record at the close of business on October 16, 2000. Each Right entitles the registered holder to purchase from the Company one one-thousandth(1/1,000) of a share of Series A Preferred Stock, par value $0.10 per share (the "Preferred Stock"), at a Purchase Price of $26.00 per one one-thousandth (1/1,000) of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Computershare Trust Company, Inc., as Rights Agent (the "Rights Agent").

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

     Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates issued after October 16, 2000 will contain a notation incorporating the Rights Agreement by reference, and
(iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificates. Pursuant to the Rights Agreement, the Company reserves the right to require prior to the occurrence of a Triggering Event (as defined below) that, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock will be issued.

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 5, 2010, unless earlier redeemed by the Company as described below.

     As soon as practicable  after the Distribution  Date,  Rights  Certificates will
be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates will represent the Rights. Except in connection with shares of Common Stock issued or sold pursuant to the exercise of stock options under any employee plan or arrangements, or upon the exercise, conversion or exchange of securities hereafter issued by the Company, or as otherwise determined by the Board of Directors, only shares of Common Stock issued prior to the Distribution Date will be issued with Rights.

     In the event that (i) the Company is the surviving corporation in a merger or other business combination with an Acquiring Person (or any associate or affiliate thereof) and its Common Stock remains outstanding and unchanged, (ii) any person shall acquire beneficial ownership of more than fifteen percent (15%) of the outstanding shares of Common Stock (except pursuant to (A) certain consolidations or mergers involving the Company or sales or transfers of the combined assets, cash flow or earning power of the Company and its subsidiaries or (B) an offer for all outstanding shares of Common Stock at a price and upon terms and conditions which the Board of Directors determines to be in the best interests of the Company and its stockholders), or (iii) there occurs a reclassification of securities, a recapitalization of the Company or any of certain business combinations or other transactions (other than certain consolidations and mergers involving the Company and sales or transfers of the combined assets, cash flow or earning power of the Company and its subsidiaries) involving the Company or any of its subsidiaries which has the effect of increasing by more than one percent (1%) the proportionate share of any class of the outstanding equity securities of the Company or any of its subsidiaries beneficially owned by an Acquiring Person (or any associate or affiliate thereof), each holder of a Right (other than the Acquiring Person and certain related parties) will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price of the Right. Notwithstanding any of the foregoing, following the occurrence of any of the events described in this paragraph, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. The events described in this paragraph are referred to as "Flip-in Events."

     For example, at a Purchase Price of $26.00 per Right, each Right not owned by an Acquiring Person (or by certain related parties or transferees) following an event set forth in the preceding paragraph would entitle its holder to purchase $52.00 worth of Common Stock (or other consideration, as noted above) for $26.00. Assuming that the Common Stock had a per share market price of $5.20 at such time, the holder of each valid Right would be entitled to purchase 10 shares of Common Stock for $26.00.

     In the event that, at any time following the Stock Acquisition Date, (i) the Company shall enter into a merger or other business combination transaction in which the Company is not the surviving corporation, (ii) the Company is the surviving corporation in a consolidation, merger or similar transaction pursuant to which all or part of the outstanding shares of Common Stock are changed into or exchanged for stock or other securities of any other person or cash or any other property or (iii) more than 50% of the combined assets, cash flow or earning power of the Company and its subsidiaries is sold or transferred (in each case other than certain consolidations with, mergers with and into, or sales of assets, cash flow or earning power by or to subsidiaries of the Company as specified in the Rights Agreement), each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price of the Right. The events described in this paragraph are referred to as "Flip-over Events." Flip-in Events and Flip-over Events are referred to collectively as "Triggering Events."

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

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments amount to at least one percent (1%) of the Purchase Price. No fractional shares of Preferred Stock are required to be issued (other than fractions which are integral multiples of one one-thousandth (1/1,000) of a share of Preferred Stock) and, in lieu thereof, the Company may make an adjustment in cash based on the market price of the Preferred Stock on the trading date immediately prior to the date of exercise.

     At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of fifty percent (50%) or more of the outstanding shares of Common Stock, the Board of Directors of the Company may, without payment of the Purchase Price by the holder, exchange the Rights (other than Rights owned by such person or group, which will become void), in whole or in part, for shares of Common Stock at an exchange ratio of one-half (1/2) the number of shares of Common Stock (or in certain circumstances Preferred

Stock) for which a Right is exercisable immediately prior to the time of the Company's decision to exchange the Rights (subject to adjustment).

     At any time until the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (payable in cash, shares of Common Stock or other consideration deemed appropriate by the Board of Directors). Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.001 redemption price.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Company or for common stock of an acquiring company as set forth above or in the event that the Rights are redeemed.

     Other than those provisions relating to the principal economic terms of the Rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company at any time during the period in which the Rights are redeemable. At any time when the Rights are no longer redeemable, the provisions of the Rights Agreement may be amended by the Board only if such amendment does not adversely affect the interest of holders of Rights (excluding the interest of any Acquiring Person); provided, however, that no amendment may cause the Rights again to become redeemable.

     A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A filed on October 9, 2000. A copy of the Rights Agreement is available free of charge from the Rights Agent. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

                                    Exhibit D

Parallel Petroleum Corporation (ticker: PLLL, exchange: NASDAQ) News Release - 5-Oct-2000

================================================================================


         Parallel Petroleum Announces Successful Natural Gas Discovery;
                Adopts Stockholder Rights Plan and Amends Bylaws

Parallel Petroleum Corporation (Nasdaq NMS: PLLL) today announced the current production rate of a natural gas discovery in the Yegua/Frio Gas Trend in Jackson County, Texas. The Weaver-Dugger A No. 1, Jackson County, Texas, was drilled to a total depth of 9,440 feet. The well was perforated in two intervals from 9,310 to 9,321 feet and 9,323 to 9,326 feet in the Frio formation and is currently flowing at a rate of 1,871 mcf of gas and 57 barrels of oil per day on a 9.75/64-inch choke with flowing tubing pressure of 4,750 psi. Based on the operator's current assessment, the production rate is expected to be increased to 5,000 mcf per day plus condensate during the next 30 days. Four new prospects have been identified on this project and are waiting on rigs. The Company owns a 27.63% working interest (20.72% net revenue interest) in the well. The operator, privately held Allegro Investments, and industry partners own the remaining interests.

In addition, the Company today announced that its Board of Directors has adopted a Stockholder Rights Plan. The Plan is designed to protect the Company from unfair or coercive takeover attempts and to prevent a potential acquiror from gaining control of the Company without fairly compensating all of the Company's stockholders.

The Plan creates a dividend of one right for each outstanding share of the Company's Common Stock. The rights are represented by and traded with the Company's Common Stock. There are no separate certificates or market for the rights.

The rights do not become exercisable or trade separately from the Common Stock unless one or both of the following conditions are met: a public announcement that a person has acquired 15% or more of the Common Stock of the Company, or a tender or exchange offer is made for 15% or more of the Common Stock of the Company.

Should either of the aforementioned conditions be met and the rights become exercisable, each right will entitle the holder thereof to buy 1/1,000th of a share of the Company's Series A Preferred Stock at an exercise price of $26.00. Each 1/1,000th of a share of the Series A Preferred Stock will essentially be the economic equivalent of one share of Common Stock.

Under certain circumstances the rights entitle the holders to buy the Company's stock at a 50% discount. In the event that (1) the Company is the surviving corporation in a merger or other business combination with an entity that owns 15% or more of the Company's outstanding stock; (2) any person shall acquire beneficial ownership of 15% of the Company's outstanding stock; or (3) there is any type of recapitalization of the Company that results in an increase by more than 1% the proportionate share of equity securities of the Company owned by a person who owns 15% or more of the Company's outstanding stock, each right holder will have the option to buy for the purchase price Common Stock of the Company having a value equal to two times the purchase price of the right.

Under certain circumstances the rights entitle the holders to buy shares of the acquiror's Common Stock at a 50% discount. In the event that at any time after a person has acquired 15% or more of the Company's Common Stock,

(1) the Company enters into a merger or other business combination transaction in which the Company is not the surviving corporation; (2) the Company is the surviving corporation in a transaction in which all or part of the Common Stock is exchanged for cash, property or securities of any other person; or (3) more than 50% of the assets, cash flow or earning power of the Company is sold, each right holder will have the option to buy for the purchase price stock of the acquiring company having a value equal to two times the purchase price of the right.

The rights may be redeemed by the Company for $0.001 per right at any time until the first public announcement of the acquisition of beneficial ownership of 15% of the Company's Common Stock.

The distribution of the rights will be made to stockholders of record as of October 16, 2000. Stockholders of record will receive a separate mailing describing the Plan and a copy of the Plan containing all the provisions of the new rights will be filed with the Securities and Exchange Commission. The Company's Plan is similar to those adopted by many other companies.

Also on October 5, 2000, the Board of Directors adopted certain amendments to the Company's Bylaws. These amendments modify, clarify and add certain provisions regarding the advance notice requirements for stockholder proposals before an annual meeting of stockholders, the calling of special meetings of stockholders, stockholder written consents, and the procedures for nominating directors.

Parallel Petroleum Corporation is an independent energy company engaged in the exploration for and the acquisition, development and production of oil and gas using 3-D seismic technology.

In addition to historical information contained herein, this news release contains forward-looking statements subject to various risks and uncertainties that could cause the Company's actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect","intend," "anticipated," "estimate," "continue," "present value," "future" "reserves" or other variations thereof or comparable terminology. Factors that could cause or contribute to such differences could include, but are not limited to, those relating to the Company's growth strategy, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, prices of oil and gas, and the general condition of the economy and its effect on the securities market. While the Company believes its forward-looking statements are based upon reasonable assumptions, there are factors that are difficult to predict and that are influenced by economic and other, conditions beyond the Company's control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Parallel Petroleum Corporation
I IO N. Marienfeld, Suite 465
Midland, TX 79701
915.684.3727
www.parallel-petro.com
Contact: Rhonda L. Keller
Manager Investor Relations
e-mail:rho@parallel-petro.com
MIDLAND, Texas, September 22, 2000

================================================================================

Parallel Petroleum Corporation - 110 North Marienfeld Suite 465 - Midland, Texas 79701 - phone 915.684.3727 fax 915.684.3905

                                                          EXHIBIT 10.9




                                 LOAN AGREEMENT



                            DATED DECEMBER 18, 2000



                                 by and between



                        PARALLEL PETROLEUM CORPORATION,
                                  as Borrower,




                                      AND



                                  BANK UNITED,
                                   as Lender

                                TABLE OF CONTENTS

                                                                        Page No.


ARTICLE I..............................................................     1
Definitions............................................................     1
                1.1     Certain Defined Terms..........................     1
                1.2     Other Definitional Provisions..................     8

ARTICLE II.............................................................     8
Revolving Loan.........................................................     8
                2.1     Revolving Commitment...........................     8
                2.2     Manner of Borrowing............................     9
                2.3     Commitment Fee.................................     9
                2.4     Note...........................................    10
                2.5     Principal Payments.............................    10
                2.6     Interest Rate; Interest Payments...............    10
                2.7     Capital Adequacy...............................    11
                2.8     Prepayments....................................    11
                2.9     Manner and Application of Payments.............    12
                2.10    Rate Elections.................................    12
                2.11    Increased Cost of Eurodollar Portion...........    13
                2.12    Availability...................................    13
                2.13    Funding Losses.................................    14
                2.14    Taxes..........................................    14

ARTICLE III............................................................    15
Borrowing Base and Required Prepayments Under Note.....................    15
                3.1     Borrowing Base.................................    15
                3.2     Redeterminations of Borrowing Base and Monthly
                        Automatic Borrowing Base Reduction.............    15
                3.3     Standards for Redetermination..................    16
                3.4     Borrowing Base Redetermination Fee.............    16
                3.5     Mandatory Increase in Collateral or Prepayment
                        of Principal of the Note.......................    16
                3.6     Monthly Automatic Borrowing Base Reduction
                        and Prepayment of Principal of the Note........    16

ARTICLE IV.............................................................    17
Security and Assignment................................................    17

ARTICLE V..............................................................    17
Conditions Precedent...................................................    17
                5.1     Renewal and Extension..........................    17
                5.2     All Advances...................................    18

ARTICLE VI.............................................................    19
Representations and Warranties.........................................    19
                6.1     Existence and Authority........................    19
                6.2     Powers.........................................    19
                6.3     Financial Statements...........................    19
                6.4     Liabilities....................................    19
                6.5     Litigation.....................................    19

                6.6     Taxes.........................................     20
                6.7     Purpose of Loan...............................     20
                6.8     Properties; Liens.............................     20
                6.9     Material Agreements...........................     20
                6.10    ERISA.........................................     21
                6.11    Location of Records...........................     21
                6.12    Permits and Franchises, Etc...................     21
                6.13    Subsidiaries..................................     21
                6.14    Hazardous Wastes and Substances...............     21
                6.15    Public Utility Holding Company Act............     22
                6.16    General.......................................     22

ARTICLE VII...........................................................     22
Affirmative Covenants.................................................     22
                7.1     Financial Statements and Other Information....     22
                7.2     Taxes.........................................     24
                7.3     Discharge of Contractual Obligations..........     24
                7.4     Legal Status..................................     24
                7.5     Maintenance and Evidence of Priority of Bank
                        Liens.........................................     24
                7.6     Insurance.....................................     25
                7.7     Reimbursement of Fees and Expenses............     25
                7.8     Indemnification...............................     25
                7.9     Curing of Defects.............................     26
                7.10    Inspection and Visitation.....................     26
                7.11    Notices.......................................     26
                7.12    Bank Lien on Other Assets.....................     26
                7.13    Compliance....................................     26
                7.14    Compliance with Environmental Laws............     27
                7.15    Use of Proceeds...............................     27
                7.16    Deposit Accounts..............................     27
                7.17    Title Curative................................     27

ARTICLE VIII..........................................................     27
Negative Covenants....................................................     27
                8.1     Liens.........................................     28
                8.2     Indebtedness..................................     29
                8.3     ERISA Compliance..............................     29
                8.4     Investments...................................     29
                8.5     Mergers, Consolidations.......................     30
                8.6     Dividends and Distributions...................     30
                8.7     Transactions with Affiliates..................     30
                8.8     Accounting Method and Fiscal Year.............     30
                8.9     Nature of Business............................     30
                8.10    Disposition of Assets.........................     30
                8.11    Current Ratio.................................     30
                8.12    Leases........................................     31
                8.13    Net Worth.....................................     31
                8.14    Debt Service Ratio............................     31
                8.15    Derivatives...................................     31

ARTICLE IX............................................................     31
Default and Remedies..................................................     31
                9.1     Events of Default.............................     31
                9.2     Remedies......................................     33

ARTICLE X.............................................................     33
Miscellaneous.........................................................     33
                10.1    Survival of Representations and Warranties....     33
                10.2    Communications................................     33
                10.3    Non-Waiver....................................     34
                10.4    Strict Compliance.............................     34
                10.5    Cumulative Rights.............................     34
                10.6    GOVERNING LAW.................................     35
                10.7    CHOICE OF FORUM; CONSENT TO SERVICE OF PROCESS;
                        JURISDICTION; AND WAIVER OF JURY TRIAL........     35
                10.8    ARBITRATION...................................     35
                10.9    Usury Savings Clause..........................     37
                10.10   Enforceability................................     37
                10.11   Binding Effect................................     37
                10.12   No Third Party Beneficiary....................     38
                10.13   Delegation by Lender..........................     38
                10.14   Setoff........................................     38
                10.15   Additional Documents..........................     38
                10.16   Counterparts..................................     39
                10.17   Amendments....................................     39
                10.18   Headings......................................     39
                10.19   Conflicts.....................................     39
                10.20   Entirety......................................     39
                10.21   Participations................................     39
                10.22   Notice of Final Agreement.....................     39

                        Exhibit 2.2     -    Request for Advance
                        Exhibit 2.4     -    Promissory Note
                        Exhibit 2.10    -    Form of Rate Election
                        Schedule 5.1    -    Closing Documents
                        Schedule 6.5    -    Litigation
                        Schedule 6.9    -    Material Agreements
                        Exhibit 7.1     -    Compliance Certificate
                        Schedule 7.17   -    Title Curative Matters

                                 LOAN AGREEMENT

     THIS LOAN AGREEMENT (this "Agreement") is entered into this 18th day of December, 2000 by and between PARALLEL PETROLEUM CORPORATION, a Delaware corporation ("Borrower"); and BANK UNITED, a federal savings bank ("Lender").


                                    RECITALS

     A. Borrower and Bank One, Texas, N.A. ("Prior Lender") entered into that certain Restated Loan Agreement dated December 27, 1999 (the "Prior Loan Agreement").

     B. Contemporaneously with the execution hereof, the Prior Lender has assigned to Lender all of the Prior Lender's interests in and under the Prior Loan Agreement, the Prior Note (defined below) and all liens and security interests securing Borrower's obligations to Prior Lender under the Prior Loan Agreement and the Prior Note.

     C. Borrower has requested that Lender provide Borrower with a reducing revolving line of credit facility in an amount up to $30,000,000, and Lender is willing to make such facility available to Borrower, subject to the terms and conditions contained herein. The parties hereto agree that this Agreement replaces the Prior Loan Agreement and that this Agreement and the other Loan Papers executed in connection herewith shall govern the terms of the loans made hereunder in their entirety and shall control over the Prior Loan Agreement.

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

(rounded upwards, if necessary, to the next higher 1/100th of 1%) determined on a daily basis pursuant to the following formula:

                        AER     =          ER     +  EM
                                        ---------
                                        1.00 - RP

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

     "Base Rate" means, as of any date, the fluctuating rate of interest per annum published in the Money Rates section of The Wall Street Journal as the U.S. "prime rate." If the Money Rates section of The Wall Street Journal contains more than one U.S. "prime rate," then the "prime rate" for purposes of this definition shall be the higher of said rates. If the Money Rates section of The Wall Street Journal does not have a rate designated by it as its "prime rate," then the "prime rate" shall be deemed to be the fluctuating rate of interest per annum which is the general reference rate designated by Lender as its "reference rate," "base rate" or other similar rate and which is comparable to the "prime rate" as described above. The Base Rate is used by Lender as a general reference rate of interest, taking into account such factors as Lender may deem appropriate, it being understood that it is not necessarily the lowest or best rate actually charged to any customer and that Lender may make various commercial or other loans at rates of interest having no relationship to such rate. Each change in the Base Rate shall become effective without prior notice to Borrower automatically as of the opening of business on the date of such change in the Base Rate.

     "Base Rate Portion" means that portion of the unpaid principal balance of the Revolving Loan which is not made up of Eurodollar Portions.

     "Borrower": the preamble.

     "Borrowing Base": Section 3.1.

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

     "Cash Flow" means Borrower's Net Income for each fiscal quarter of Borrower, less preferred dividends paid by Borrower during each such fiscal quarter, plus depreciation, depletion and other non-cash charges of Borrower during each such fiscal quarter determined on an unconsolidated basis.

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

     "Current Ratio" means, as of any date, the ratio of Borrower's Current Assets (including, for purposes of this calculation, unused availability under the Revolving Commitment) to its Current Liabilities (excluding, for purposes of this calculation, current maturities of the Note).

     "Debt Service Ratio" means, as of the end of each fiscal quarter of Borrower, the ratio of Borrower's Cash Flow during such fiscal quarter to the Total Monthly Automatic Borrowing Base Reductions during such fiscal quarter.

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

     "Eurodollar Margin" means, with respect to each Eurodollar Portion of the Revolving Loan, two and three-fourths percent (2.75%).

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

     "Plan" means any plan subject to Title IV of ERISA and maintained by Borrower, or any such plan to which Borrower is required to contribute on behalf of its employees.

     "Prior Lender": Recital A.

     "Prior Loan Agreement": Recital A.

     "Prior Note" means that certain promissory note dated December 27, 1999, in the original principal amount of $30,000,000 executed by Borrower and payable to the order of Prior Lender.

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

     "Reserve Percentage" means, on any day with respect to each particular Eurodollar Portion in a Tranche, the maximum reserve requirement, as determined by Lender (including without limitation any basic, supplemental, marginal, emergency or similar reserves), expressed as a decimal and rounded to the next higher .01 of 1%, which would then apply to Lender under Regulation D or successor regulations issued from time to time by the Board of Governors of the Federal Reserve System with respect to "Eurocurrency liabilities" (as such term is defined in Regulation D) equal in amount to Lender's Eurodollar Portion in such Tranche, were Lender to have any such "Eurocurrency liabilities". If such reserve requirement shall change after the date hereof, the Reserve Percentage shall be automatically increased or decreased, as the case may be, from time to time as of the effective time of each such change in such reserve requirement.

     "Revolving Commitment": Section 2.1(a).

     "Revolving Loan" means a loan or loans made under the Revolving Commitment pursuant to Section 2.1(a).

     "Revolving Maturity Date" means October 1, 2003.

     "Rights" means rights, remedies, powers, privileges and benefits.

     "Subsidiary" means any corporation fifty percent (50%) or more of the Voting Shares of which is owned, directly or indirectly, by Borrower.

     "Taxes" has the meaning given it in Section 2.14.

     "Total Monthly Automatic Borrowing Base Reductions" means the sum of the Monthly Automatic Borrowing Base Reductions during each fiscal quarter of Borrower.

     "Tranche" has the meaning given it in Section 2.10.

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


                                   ARTICLE II

     2.1 Revolving Commitment.

          (a) Subject to the terms and conditions hereof, during the period beginning on the date hereof and ending on the Revolving Maturity Date, Lender agrees to extend to Borrower a revolving line of credit which shall not exceed at any time outstanding the lesser of (i) $30,000,000, or (ii) the Borrowing Base from time to time in effect (such lesser amount being referred to herein as the "Revolving Commitment"). Subject to the foregoing limitations and the requirements set forth herein and the Note, Borrower may borrow, repay, and reborrow hereunder during the period beginning on the date hereof and ending on the Revolving Maturity Date. Notwithstanding any other provisions of this Agreement, no Advance shall be required to be made hereunder if any Event of Default has occurred and is continuing.

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

     2.2 Manner of Borrowing.

          (a) Each request by Borrower to Lender for an Advance shall be in the form of Exhibit 2.2 hereto and shall specify the aggregate amount of such requested Advance and the requested date of such Advance. Borrower shall furnish to Lender each request for Advance not later than 10:00 a.m. Midland, Texas time, (i) one (1) Business Day prior to the requested borrowing date (which must be a Business Day) in the case of Advances to be made as Base Rate Portions, and (ii) three (3) days prior to the requested borrowing date (which must be a Business Day) in the case of Advances to be made as Eurodollar Portions; provided that, any Advance to be made as a Eurodollar Portion shall require, in addition, a Rate Election as set forth in Section 2.10. Subject to Section 2.10, each Advance shall be in the minimum amount of $50,000 or the unadvanced portion of the Revolving Commitment, whichever is less.

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

     2.3 Commitment Fee. In addition to the payments provided for in the Note, Borrower shall pay to Lender a revolving credit loan commitment fee at the rate of one-quarter percent (1/4%) per annum on the difference between the Revolving Commitment and the average daily amount of the Revolving Loan for each calendar quarter (or portion thereof) during which the Revolving Commitment is in effect. Such fee shall be payable on the first (1st) day of the second month following each such calendar quarter, beginning February 1, 2001. The parties acknowledge and agree that the commitment fees payable hereunder are bona fide commitment fees and are intended as reasonable compensation to Lender for committing to make funds available to Borrower as described herein and for no other purpose.

     Upon the effective date of a change in the Revolving Commitment (whether due to a reduction of the Revolving Commitment pursuant to Section 2.1(b), or a change in the Borrowing Base pursuant to Section 3.2 or Section 3.6), the commitment fee payable pursuant to this Section

2.3 shall be calculated on the basis of the amount of the Revolving Commitment, as so changed. Upon the effective date of a termination or reduction of the Revolving Commitment (pursuant to Section 2.1(b)), Borrower shall have no further liability for such commitment fee (except for that portion of the quarter prior to termination of the Revolving Commitment).

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

          (b) It is expressly agreed that the Note is given, to the extent of $12,365,889.22, in renewal, extension and rearrangement, but not in extinguishment or novation, of the unpaid principal balance of the Prior Note.

     2.5 Principal Payments. The principal of the Note shall be due and payable on the Revolving Maturity Date, unless earlier due in whole or in part pursuant to the mandatory prepayment requirements of Section 3.5, Section 3.6 or the other terms hereof.

     2.6 Interest Rate; Interest Payments. The unpaid principal balance of the Note shall bear interest from time to time and interest on the Note shall be payable, as follows:

          (a) Borrower agrees to pay interest on the Note calculated on the basis of the actual days elapsed in a year consisting of 365 or, if appropriate, 366 days with respect to the unpaid principal amount of each Base Rate Portion during the term of the Note until maturity (whether by acceleration or otherwise), at a varying rate per annum equal to the lesser of (i) the Highest Lawful Rate, or (ii) the Base Rate. Subject to the provisions of this Agreement and to prepayment, the principal of the Note representing Base Rate Portions shall be due and payable as specified in
     Section 2.5 hereof and the interest in respect of each Base Rate Portion shall be due and payable monthly on the 1st day of each month, commencing January 1, 2001. Past due principal and, to the extent permitted by law, past due interest in respect to each Base Rate Portion, shall bear interest, payable on demand, at a rate per annum equal to the Highest Lawful Rate.

     (b) Borrower agrees to pay interest calculated on the basis of a year consisting of 360 days with respect to the unpaid principal amount of each Eurodollar Portion during the term of the Note until maturity (whether by acceleration or otherwise), at a varying rate per annum equal to the lesser of
(i) the Highest Lawful Rate, or (ii) the applicable Adjusted Eurodollar Rate during the related Eurodollar Interest Period. Subject to the provisions of this Agreement with respect to prepayment, the principal of the Note representing Eurodollar Portions shall be payable as specified in Section 2.5 hereof and the interest with respect to each Eurodollar Portion shall be due and payable on the day which the related Eurodollar Interest Period ends. Past due principal and, to the extent permitted by law, past due interest in respect to each Eurodollar Portion, shall bear interest, payable on demand, at a rate per annum equal to the Highest Lawful Rate.

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

     2.8 Prepayments. Borrower may prepay any Base Rate Portion, in whole or in part, without penalty or premium, provided, however, that the Revolving Commitment shall be terminated if the unpaid principal balance of the Note is at any time reduced to less than $1,000. No prepayment of any Eurodollar Portion or any part thereof shall be permitted prior to the last day of the current Interest Period therefor without the prior consent of Lender; provided, that if Lender determines that it may not lawfully maintain a Eurodollar Portion to the last day of the current Interest Period therefor, Borrower shall prepay such Eurodollar Portion on the date required by Lender. If there is a permitted prepayment of any Eurodollar Portion prior to the last day of the current Interest Period therefor, whether by consent or requirement of Lender (including without limitation pursuant to Section 3.5 or Section 3.6 hereof) or because of acceleration or otherwise, Borrower shall, within fifteen (15) days of any request by Lender, pay to Lender any loss or expense which Lender may incur or sustain as a result of any such prepayment. A statement as to the amount of such loss or expense, prepared in good faith and in reasonable detail by Lender and submitted by Lender to Borrower, shall be conclusive and binding absent manifest error in computation. Calculation of all amounts payable to Lender under this
Section 2.8 shall be made as though Lender shall have actually funded or committed to fund the relevant Eurodollar Portion through the purchase of an underlying deposit in an amount equal to the amount of such portion and having a maturity comparable to the current Interest Period for such Eurodollar Portion; provided, however, that Lender may fund any

Eurodollar Portion in any manner it sees fit and the foregoing assumption shall be utilized only for the purpose of calculation of amounts payable under this
Section 2.8.

     2.9 Manner and Application of Payments. All payments of principal and interest on the Note shall be made by Borrower to Lender before 1:30 o'clock p.m. (Midland, Texas time), in lawful money of the United States of America and in immediately available funds at Lender's principal banking office in Midland, Texas. In any case where a payment of principal or interest on the Note, or any commitment or other fee, is due on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day, but interest shall continue to accrue until the payment is in fact made. All payments and prepayments on the Obligation, including proceeds from the exercise of any Rights under the Loan Papers or proceeds of any of the Collateral, shall be applied to the Obligation in the order deemed appropriate by Lender, but Lender shall always retain the right to apply same in the following order: (i) to expenses for which Lender shall not have been reimbursed under the Loan Papers and then to all indemnified amounts due Lender under the terms of the Loan Papers; (ii) to accrued and unpaid interest on the Note; (iii) to Base Rate Portions of the Loan; (iv) to Eurodollar Portions of the Loan; and (v) to the remaining Obligation. Subject to the foregoing, payments of principal of the Note shall be applied to the Eurodollar Portions as Borrower shall select; provided, however, that Borrower shall select Eurodollar Portions to be repaid subject to the terms of Section 2.8 hereof, and in a manner designed to minimize the consequential loss to Lender, if any, resulting from such payments; and provided further that, if Borrower shall fail to select the Eurodollar Portions to which such payments are to be applied, or if an Event of Default has occurred and is continuing at the time of such payment, then Lender shall be entitled to apply the payment to such Eurodollar Portions in the manner it shall deem appropriate.

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


                                   ARTICLE III
               Borrowing Base and Required Prepayments Under Note

     3.1 Borrowing Base. The "Borrowing Base" is initially set at the sum of $15,500,000.00 but shall be subject to redetermination as further provided in this Article.

     3.2 Redeterminations of Borrowing Base and Monthly Automatic Borrowing Base Reduction. Lender shall redetermine the Borrowing Base and Monthly Automatic Borrowing Base Reduction semi-annually, on or about May 1 and November 1 of each year, beginning May 1, 2001. Lender may require a redetermination of the Borrowing Base and Monthly Automatic Borrowing Base Reduction at any time in its sole discretion. In addition, Borrower may request that Lender redetermine the Borrowing Base and Monthly Automatic Borrowing Base Reduction at any time, and Lender agrees to respond to each such request within thirty (30) days after
Lender has received from Borrower the requisite information for such redetermination; provided, however, that Borrower may request no more than one Borrowing Base and Monthly Automatic Borrowing Base Reduction redetermination during the six-month period between each scheduled Borrowing Base redetermination. Promptly following each redetermination of the Borrowing Base or the Monthly Automatic Borrowing Base Reduction, Lender shall notify Borrower of any change in the amount of the Borrowing Base or the Monthly Automatic Borrowing Base Reduction. Until such time as Lender has notified Borrower in writing of a change in the amount of the Borrowing Base or the Monthly Automatic Borrowing Base Reduction, the Borrowing Base and Monthly Automatic Borrowing Base Reduction will remain unchanged.

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

     3.4 Borrowing Base Redetermination Fee. In addition to the payments provided for in the Note, Borrower shall pay to Lender as a Borrowing Base redetermination fee the sum of $750 at the time Lender provides the notice required by Section 3.2 and at any time that Borrower requests a non-scheduled Borrowing Base redetermination pursuant to Section 3.2; provided, however, that Borrowing Base redetermination fees payable by Borrower hereunder shall not exceed $3000 during any calendar year. The parties acknowledge and agree that the Borrowing Base redetermination fees payable hereunder are intended as reasonable compensation to Lender for its efforts in redetermining the Borrowing Base during the term of the Revolving Loan and for no other purpose.

     3.5 Mandatory Increase in Collateral or Prepayment of Principal of the Note. In the event that the Obligation shall, at the time of notification of the Borrowing Base by Lender to Borrower pursuant to Section 3.2, be in excess of the Revolving Commitment, Borrower shall, at Borrower's option, either (i) within thirty (30) days thereafter, by instruments satisfactory in form and substance to Lender, provide Lender with additional collateral with value in amounts satisfactory to Lender, in its sole discretion, in order to increase the Borrowing Base by an amount at least equal to such excess, or (ii) within thirty
(30) days thereafter, prepay the principal of the Note (together with accrued interest on the principal amount so prepaid) in an amount at least equal to such excess.

     3.6 Monthly Automatic Borrowing Base Reduction and Prepayment of Principal of the Note. The Borrowing Base shall automatically reduce by $323,000 on January 1, 2001, and on the first day of each month thereafter during the term of the Revolving Commitment (each a "Monthly Automatic Borrowing Base Reduction"), subject to Lender's right, in its sole discretion, to redetermine the Monthly Automatic Borrowing Base Reduction in conjunction with a Borrowing Base redetermination pursuant to Section 3.2 above. In the event that the Obligation shall be in excess of the Borrowing Base on the date of any Monthly Automatic Borrowing Base Reduction, then on said date Borrower shall prepay the principal of the Note in an amount equal to such excess, in addition to the payment of accrued interest on the Note that may be due on such date. The provisions of Section 3.5 above shall be applicable to scheduled and non-scheduled redeterminations of the Borrowing Base but shall not apply to a Monthly Automatic Borrowing Base Reduction.

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

     All Bank Liens created in favor of Prior Lender pursuant to the Prior Loan Agreement are hereby ratified, renewed and extended in favor of Lender, without lapse or interruption of perfection or priority.


                                    ARTICLE V
                              Conditions Precedent

     5.1 Renewal and Extension. The obligation of Lender to accept the Note in renewal, extension and rearrangement of the Prior Note shall be subject to satisfaction of each of the following conditions precedent:

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

          (d) No Material Adverse Change shall have occurred in the financial condition, assets or business prospects of Borrower since September 30, 2000.

          (e) All fees due and payable to Prior Lender and all accrued and unpaid interest on the Prior Note shall have been paid up to the date hereof.

          (f) Lender shall have received an assignment of notes, liens and security interests and the original of the Prior Note, with appropriate endorsement, from the Prior Lender, all in form and substance satisfactory to Lender.

          (g)  Lender  shall  have  received  from  Borrower   acceptable  title
     information covering not less than ninety percent (90%) of the engineered value of Borrower's Mineral Interests.

          (h) Borrower shall have paid to Lender a facility fee in the amount of $38,750.

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

     6.3 Financial Statements. The unconsolidated financial statements of Borrower for the three (3) months ended September 30, 2000, which have been delivered to Lender, are complete and correct, have been prepared in conformity with GAAP, and fairly present the financial condition and results of operations of Borrower as of the dates and for the periods stated. No Material Adverse Change in the financial condition of Borrower has occurred since September 30, 2000.

     6.4 Liabilities. As of the date hereof, Borrower has no material liabilities, direct or contingent, other than those set forth in the financial statements of Borrower referred to in Section 6.3 hereof. Borrower knows of no fact, circumstance, act, condition or development that will or could cause a Material Adverse Change.

     6.5 Litigation. Except as provided in Schedule 6.5 attached hereto, Borrower is not involved in, nor is aware of the threat of, any material litigation, nor are there any outstanding or unpaid judgments against Borrower.

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

          (b) Borrower has good and marketable title to all of its other respective properties reflected on the financial statements referred to in
     Section 6.3 hereof, and, except for the Liens permitted under Section 8.1, there is no Lien on any asset of Borrower.

          (c) Subject to the Liens permitted under Section 8.1 and Liens that neither materially detract from the marketability of the property nor impair the use of the property, and except as may be limited or otherwise affected by bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally, upon execution, delivery and recording, or filing, as appropriate, the Loan Papers will be effective to create in favor of Lender a legal, valid and continuing first Lien on property (real and personal, tangible and intangible) described therein, prior and superior to all other existing or future Liens, and, upon the filing of the appropriate notice documents, will be enforceable as such against creditors and purchasers from Borrower, and no other filings, recordings or other actions are necessary or desirable in order to establish, preserve, protect and perfect such Lien in favor of Lender as a valid a perfected first Lien on such property, except a continuation statement may be required under the Uniform Commercial Code.

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

     6.14 Hazardous Wastes and Substances. Borrower and its properties are in compliance with applicable state and federal environmental laws and regulations and Borrower is not aware of and has not received any notice of any violation of any applicable state or federal environmental law or regulation and, except as previously disclosed in writing to Lender, there has not heretofore been filed any complaint, nor commenced any administrative procedure, against Borrower or any of its predecessors, alleging a violation of any environmental law or regulation. Except in substantial compliance with relevant environmental laws, Borrower has not installed, used, generated, stored or disposed of any hazardous waste, toxic substance, asbestos or related material ("Hazardous Materials") on its properties. For the purposes of this Agreement, Hazardous Materials shall include, but shall not be limited to, substances defined as "hazardous substances" or "toxic substances" in the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, 42 U.S.C. 9061, et seq., Hazardous Materials Transportation Act, 49 U.S.C. 1802, et seq., and the Resource Conservation and Recovery Act, 42 U.S.C. 6901, et seq., or as "hazardous substances," "hazardous waste" or "pollutant or contaminant" in any other applicable federal, state or local environmental law or regulation. There do not exist upon any property owned by Borrower any underground storage tanks or facilities, and to the knowledge of Borrower, none of such property has ever been used for the treatment, storage, recycling, or disposal of any Hazardous Materials.

     6.15 Public Utility Holding Company Act. Borrower is not a "holding company," or "subsidiary company" of a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company" or a "public utility" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

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

          (b) as soon as available and in any event within forty-five (45) days after the end of each fiscal quarter of Borrower, an unaudited consolidated and unconsolidated balance sheet of Borrower as of the close of such fiscal quarter and the related unaudited consolidated and unconsolidated statements of income, cash flows and stockholders' equity of Borrower for such fiscal quarter;

          (c) as soon as available and in any event within forty-five (45) days after the end of each fiscal quarter of Borrower, a report summarizing production, gross revenues, expenses, and net revenues from all of Borrower's Mineral Interests for such quarter on a field by field basis and, if requested by Lender, on a lease by lease basis;

          (d) on or before March 31 and September 30 of each year, an oil and gas reserve evaluation effective as of the immediately preceding December 31 and June 30, respectively, covering all of Borrower's Mineral Interests under the defined categories of proved developed producing, proved developed nonproducing, and proved undeveloped, prepared by independent petroleum engineers selected by Borrower and satisfactory to Lender;

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

          (i) immediately upon becoming aware that any person has given notice or taken any other action with respect to a claimed default under any material indenture, mortgage, deed of trust, promissory note, loan agreement, note agreement, drilling contract, operating or joint venture agreement or any other Material Agreement or undertaking to which Borrower is a party, a verbal notification to Lender specifying the notice given or action taken by such person and the nature of the claimed default and what action Borrower is taking or proposes to take with respect thereto and, immediately thereafter, a written communication to Lender of such matters; and

          (j) immediately upon becoming aware of the commencement of any material action or material proceeding against Borrower or any of its properties by any governmental agency, including, without limitation, the Internal Revenue Service, the Environmental Protection Agency, the U.S. Department of Energy or the Federal Energy Regulatory Commission, a written communication to Lender of such matter.

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

     7.8 Indemnification. Borrower agrees to indemnify Lender, its officers, directors, shareholders, employees, and affiliates (collectively "Indemnitee"), from and against any and all liabilities, obligations, claims, losses, damages, penalties, actions, judgments, suits, remedial actions, costs, expenses or disbursements (collectively, "Claims") of any kind or nature whatsoever that may be imposed on, incurred by, or asserted against Indemnitee growing out of or resulting from (i) the Loan Papers and the transactions and events at any time associated therewith (including, without limitation, the enforcement of the Loan Papers and the defense of Indemnitee's actions and inactions in connection with the Loan), except to the limited extent such Claims are proximately caused by Indemnitee's gross negligence or willful misconduct; (ii) the presence of any Hazardous Materials on or under the properties covered by the Deed of Trust; or
(iii) any activity carried on or undertaken on or off the properties covered by the Deed of Trust, whether prior to or during the term hereof and whether by Borrower or by any third person, in connection with the treatment, storage, recycling, removal, handling or disposal of Hazardous Materials at any time located on or under the properties covered by the Deed of Trust. Indemnitee shall have the right to defend any such Claims, employing its attorneys therefor. While Borrower shall also be entitled to employ its own attorneys and to participate in the defense of any such Claims, Indemnitee shall, if not furnished with reasonable indemnity, have the right to compromise and adjust all such Claims. The covenants and conditions of this section shall at all times be construed to be personal covenants in favor of Indemnitee and shall not run with the lands; provided, however, that such covenants and indemnity shall remain in full force and effect notwithstanding the payment in full of the Obligation and the release, either partially or wholly, of the Bank Liens or any foreclosure thereunder. All such Claims as may be paid by Indemnitee shall bear interest at the Highest Lawful Rate per annum until paid by Borrower and shall be part of the Obligation secured by the Bank Liens. THE PARTIES HERETO INTEND FOR THE PROVISIONS OF THIS PARAGRAPH TO APPLY TO AND PROTECT EACH INDEMNIFIED PARTY FROM THE CONSEQUENCES OF STRICT LIABILITY IMPOSED OR THREATENED TO BE IMPOSED ON ANY INDEMNIFIED PARTY AS WELL AS FROM THE CONSEQUENCES OF ITS OWN NEGLIGENCE (EXCEPT GROSS NEGLIGENCE), WHETHER OR NOT THAT NEGLIGENCE IS THE SOLE, CONTRIBUTING OR CONCURRING CAUSE OF ANY CLAIMS INDEMNIFIED AGAINST IN THIS PARAGRAPH.

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

     7.17 Title Curative. Not later than ninety (90) days after the date of this Agreement Borrower shall provide to Lender the title curative information set forth on Schedule 7.17 attached hereto. As soon as practicable but in any event within ninety (90) days after receipt by Borrower from Lender or its counsel of written notice of additional material title defects Lender reasonably requires to be cured, Borrower shall use its best efforts to provide such curative information, in form and substance satisfactory to Lender.


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

          (c) indebtedness of Borrower in respect of any Derivatives permitted by Section 8.15; and

          (d) other indebtedness not to exceed an aggregate amount of $100,000 at any time outstanding.

     8.3 ERISA Compliance. Borrower will not at any time permit any Plan subject to ERISA maintained by it to (i) engage in any "prohibited transaction" as such term is defined in Section 4975 of the Internal Revenue Code of 1986, as amended; (ii) incur any "accumulated funding deficiency" as such term is defined in Section 302 of ERISA; or (iii) terminate in a manner which could result in the imposition of a lien on its property pursuant to Section 4068 of ERISA.

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

     8.6 Dividends and Distributions. Neither Borrower nor any Subsidiary will declare, pay or make any loans, advances, dividends or distributions, of any kind, to its stockholders or other equity owners, or make any other distribution on account of, or purchase, acquire or redeem or retire any stock or other security issued by it, except that Borrower may pay cash dividends on its outstanding shares of 6% Convertible Preferred Stock in accordance with the provisions of Borrower's Certificate of Designations, Preferences and Rights of Serial Preferred Stock 6% Convertible Preferred Stock dated October 19, 1998, provided that no Event of Default exists at the time of declaration or payment of such dividends and the payment of such dividends would not cause an Event of Default.

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

     8.13 Net Worth. At all times during the term hereof, Borrower's Net Worth shall not be less than (a) $25,000,000, plus (b) seventy-five percent (75%) of the net proceeds of any equity offering by the Borrower on or after the date of this Agreement, plus (c) fifty percent (50%) of Borrower's Adjusted Net Income for each fiscal quarter, if positive, and zero percent (0%) if negative, determined on a cumulative basis, for the period beginning October 1, 2000, and ending on the last day of the most recent fiscal quarter as of the time in question. As used in this Section 8.13, Borrower's Adjusted Net Income means for any period, Borrower's Net Income for such period, provided there shall be excluded from such Net Income (to the extent otherwise included therein) the cumulative effect of a change in accounting principles and the after-tax net effect of any non-recurring non-cash charges, including, without limitation, any charges under Financial Accounting Standard Board Statement No. 121, as amended, supplemented or modified from time to time.

     8.14 Debt Service Ratio. At all times during the term hereof, Borrower's Debt Service Ratio shall not be less than 1.1 to 1.

     8.15 Derivatives. Borrower shall not enter into any Derivatives, other than oil and/or gas price Derivatives which are related to bona fide hedging activities and as to which (i) the aggregate notional amounts of such Derivatives during any calculation period do not exceed seventy-five percent (75%) of Borrower's estimated production from proved producing reserves existing as of the date of the execution thereof based upon the then most current reserve evaluation required pursuant to Section 7.1(d) above, (ii) such Derivatives do not contain terms or provisions which could require margin calls, (iii) the counterparty to any such Derivatives have a minimum rating of "A-" by Standard & Poors' Corporation or "A3" by Moody's Investors Service, Inc., (iv) such
Derivatives are for a term of eighteen (18) months or less, and (v) such Derivatives have the economic effect of assuring the receipt by Borrower of a price equal to or greater than that under Lender's then current pricing policy.


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

          (g) there shall occur any acceleration, notice of default, filing of suit or notice of breach by any other party to any Material Agreement to which Borrower is a party wherein the amount involved or claimed exceeds $100,000, following the passage of any grace period provided for thereunder;

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

     9.2 Remedies. Upon the occurrence of any Event of Default, Lender shall have no further obligation to advance funds hereunder or under the Note, and Lender may declare all of the Obligation to be forthwith due and payable, whereupon the same shall forthwith become due and payable without further presentment, demand, protest, notice of acceleration or the intent to accelerate, or other notice of any kind, all of which Borrower hereby expressly waives, anything contained herein, in the Note or in any of the other Loan Papers to the contrary notwithstanding; provided that any default under subsections (d) or (e) of Section 9.1 shall result in all of the Obligation becoming immediately due and payable in full without the necessity of any act by Lender. Further, Lender may, in its discretion, but shall not be required to, exercise such Rights as are provided it in any of the Loan Papers or at law or in equity. Nothing contained in this Article shall be construed to limit or amend in any way the Events of Default enumerated in the Loan Papers or any other document executed in connection with the transactions contemplated herein. Further, in such event, Lender shall have all other Rights afforded to it with respect to Borrower or any of the Collateral under any of the Loan Papers or under any applicable law or in equity.


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

                LENDER:         BANK UNITED
                                401 West Texas
                                Midland County
                                Midland, Texas 79701
                                        Attention:  Michael J. Davis

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

     10.7 CHOICE OF FORUM; CONSENT TO SERVICE OF PROCESS; JURISDICTION; AND WAIVER OF JURY TRIAL. ANY SUIT, ACTION OR PROCEEDING AGAINST BORROWER ARISING OUT OF OR RELATING TO ANY OF THE LOAN PAPERS OR ANY JUDGMENT ENTERED BY ANY COURT IN RESPECT THEREOF, MAY BE BROUGHT OR ENFORCED IN THE COURTS OF THE STATE OF TEXAS, COUNTY OF MIDLAND, OR IN THE UNITED STATES COURTS LOCATED IN THE STATE OF TEXAS, COUNTY OF MIDLAND, OR IN THE UNITED STATES COURTS LOCATED IN THE STATE OF TEXAS, AS LENDER IN ITS SOLE DISCRETION MAY ELECT, AND BORROWER HEREBY SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS FOR THE PURPOSE OF ANY SUCH SUIT, ACTION OR PROCEEDING. BORROWER HEREBY IRREVOCABLY CONSENTS TO SERVICE OF PROCESS IN ANY SUIT, ACTION OR PROCEEDING IN ANY OF SAID COURTS BY THE MAILING THEREOF BY LENDER BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO BORROWER, AT ITS ADDRESS SET FORTH HEREIN. BORROWER HEREBY IRREVOCABLY WAIVES ANY OBJECTIONS THAT IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY OF THE OTHER LOAN PAPERS BROUGHT IN ANY OF SAID COURTS AND HEREBY FURTHER IRREVOCABLY WAIVES ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. THE BORROWER HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATED TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

     10.8 ARBITRATION. TO THE MAXIMUM EXTENT NOT PROHIBITED BY LAW, ANY CONTROVERSY, DISPUTE OR CLAIM ARISING OUT OF, IN CONNECTION WITH, OR RELATING TO THIS AGREEMENT OR ANY OF THE OTHER LOAN PAPERS OR ANY TRANSACTION PROVIDED FOR THEREIN, INCLUDING BUT NOT LIMITED TO ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT OR AN ALLEGED BREACH OF ANY AGREEMENT CONTAINED IN ANY OF THE LOAN PAPERS, SHALL, AT THE REQUEST OF ANY PARTY TO THE LOAN PAPERS (EITHER BEFORE OR AFTER THE COMMENCEMENT OF JUDICIAL PROCEEDINGS), BE SETTLED BY ARBITRATION PURSUANT TO TITLE 9 OF THE UNITED STATES CODE, WHICH THE PARTIES HERETO

ACKNOWLEDGE AND AGREE APPLIES TO THE TRANSACTION INVOLVED HEREIN, AND IN ACCORDANCE WITH THE COMMERCIAL ARBITRATION RULES OF THE AMERICAN ARBITRATION ASSOCIATION (THE "AAA"). IN ANY SUCH ARBITRATION PROCEEDING: (i) ALL STATUTES OF LIMITATION WHICH WOULD OTHERWISE BE APPLICABLE SHALL APPLY; AND (ii) THE PROCEEDING SHALL BE CONDUCTED IN HOUSTON, TEXAS, BY A SINGLE ARBITRATOR, IF THE AMOUNT IN CONTROVERSY IS $1 MILLION OR LESS, OR BY A PANEL OF THREE ARBITRATORS IF THE AMOUNT IN CONTROVERSY IS OVER $1 MILLION. ALL ARBITRATORS SHALL BE SELECTED BY THE PROCESS OF APPOINTMENT FROM A PANEL PURSUANT TO SECTION 13 OF THE AAA COMMERCIAL ARBITRATION RULES AND EACH ARBITRATOR WILL HAVE AAA-ACKNOWLEDGED EXPERTISE IN THE APPROPRIATE SUBJECT MATTER. ANY AWARD RENDERED IN ANY SUCH ARBITRATION PROCEEDING SHALL BE FINAL AND BINDING, AND JUDGMENT UPON ANY SUCH AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION.

     IF ANY PARTY TO THIS AGREEMENT OR THE OTHER LOAN PAPERS FILES A PROCEEDING IN ANY COURT TO RESOLVE ANY SUCH CONTROVERSY, DISPUTE OR CLAIM, SUCH ACTION SHALL NOT CONSTITUTE A WAIVER OF THE RIGHT OF SUCH PARTY OR A BAR TO THE RIGHT OF ANY OTHER PARTY TO SEEK ARBITRATION UNDER THE PROVISIONS OF THIS SECTION OF THAT OR ANY OTHER CLAIM, DISPUTE OR CONTROVERSY, AND THE COURT SHALL, UPON MOTION OF ANY PARTY TO THE PROCEEDING, DIRECT THAT SUCH CONTROVERSY, DISPUTE OR CLAIM BE ARBITRATED IN ACCORDANCE WITH THIS SECTION.

     NOTWITHSTANDING ANY OF THE FOREGOING, THE PARTIES HERETO AGREE THAT NO ARBITRATOR OR PANEL OF ARBITRATORS SHALL POSSESS OR HAVE THE POWER TO (i) ASSESS PUNITIVE DAMAGES, (ii) DISSOLVE, RESCIND OR REFORM (EXCEPT THAT THE ARBITRATOR MAY CONSTRUE AMBIGUOUS TERMS) THIS AGREEMENT OR ANY OTHER LOAN PAPERS, (iii) ENTER JUDGMENT ON THE DEBT, (iv) EXERCISE EQUITABLE POWERS OR ISSUE OR ENTER ANY EQUITABLE REMEDIES OR (v) ALLOW DISCOVERY OF ATTORNEY/CLIENT PRIVILEGED INFORMATION, AND THE PARTIES HEREBY WAIVE THE AFOREMENTIONED REMEDIES. THE COMMERCIAL ARBITRATION RULES OF THE AAA ARE HEREBY MODIFIED TO THIS EXTENT FOR THE PURPOSE OF ARBITRATION OF ANY DISPUTE, CONTROVERSY OR CLAIM ARISING OUT OF, IN CONNECTION WITH, OR RELATING TO ANY LOAN PAPER. THE PARTIES HERETO FURTHER AGREE TO WAIVE, EACH TO EACH OTHER, ANY CLAIMS FOR PUNITIVE DAMAGES, AND AGREE THAT NEITHER AN ARBITRATOR NOR ANY COURT SHALL HAVE THE POWER TO ASSESS PUNITIVE DAMAGES.

     NO PROVISION  OF, OR THE EXERCISE OF ANY RIGHTS  UNDER,  THIS SECTION SHALL
LIMIT OR IMPAIR THE RIGHT OF ANY PARTY TO THE LOAN PAPERS BEFORE, DURING OR AFTER ANY ARBITRATION PROCEEDING TO: (i) EXERCISE SELF-HELP REMEDIES SUCH AS SET OFF OR REPOSSESSION; (ii) FORECLOSE (JUDICIALLY OR

OTHERWISE) ANY LIEN ON OR SECURITY INTEREST IN ANY REAL OR PERSONAL PROPERTY COLLATERAL; OR (iii) OBTAIN EMERGENCY RELIEF FROM A COURT OF COMPETENT
JURISDICTION TO PREVENT THE DISSIPATION, DAMAGE, DESTRUCTION, TRANSFER, HYPOTHECATION, PLEDGING OR CONCEALMENT OF ASSETS OR OF COLLATERAL SECURING ANY INDEBTEDNESS, OBLIGATION OR GUARANTY REFERENCED IN THE LOAN PAPERS. SUCH EMERGENCY RELIEF MAY BE IN THE NATURE OF, BUT IS NOT LIMITED TO: PRE-JUDGMENT ATTACHMENTS, GARNISHMENTS, SEQUESTRATIONS, APPOINTMENTS OF RECEIVERS, OR OTHER EMERGENCY INJUNCTIVE RELIEF TO PRESERVE THE STATUS QUO, INCLUDING, WITHOUT LIMITATION, THE RIGHT TO OBTAIN A PRELIMINARY INJUNCTION TO PREVENT A FORECLOSURE OF THE LIENS EVIDENCED BY THE DEED OF TRUST.

     10.9 Usury Savings Clause. Nothing contained in this Agreement, the Note, any other Loan Paper or in any other Agreement or undertaking relating hereto or to the Obligation shall be construed to obligate Borrower, under any circumstances whatsoever, to pay interest at a rate in excess of the Highest Lawful Rate. All sums paid hereunder or under the Note that are deemed to be interest shall be spread and prorated over the entire period for which the Note is outstanding. In the event that any sums received hereunder from Borrower are at any time under applicable law deemed or held to provide a rate of interest in excess of the Highest Lawful Rate, the effective rate of interest on the Obligation shall be deemed reduced to and shall be the Highest Lawful Rate, and Borrower and any other parties hereby agree to accept as their sole remedy under such circumstances either the return of any sums of interest that may have been collected in excess of the Highest Lawful Rate or the application of these sums as a credit against the unpaid principal amount of the Note, whichever remedy may be elected by Lender. In addition, in the event that the maturity of the
Note is accelerated by reason of the election by Lender hereunder, then earned interest may never include more than the amount calculated pursuant to the Highest Lawful Rate, and if unearned interest is provided for in the Note or the other Loan Papers, Borrower and any other parties liable on said documents hereby agree to accept as their sole remedy under such circumstances either (a) the cancellation of said unearned interest, or (b) if theretofore paid, either the return to Borrower or the crediting of said unearned interest on the principal amount due under the Note or other documents, whichever action may be elected by Lender. To the extent the Highest Lawful Rate is determined by reference to the laws of the State of Texas, same shall be the weekly ceiling provided for in Chapter 303 of the Texas Finance Code and in Article 5069-1D.002 of the Revised Civil Statutes of Texas, in each case as amended, provided that Lender may, by notice to Borrower, elect such other reference as is allowed by said statutes.

     10.10 Enforceability. If one or more of the provisions contained in the Loan Papers shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such in validity, illegality, or unenforceability shall not affect any other provision of the Loan Papers or any other instrument referred to herein.

     10.11 Binding Effect. The Loan Papers shall be binding upon and inure to the benefit of Borrower and Lender and their respective successors and assigns; provided, however, that Borrower shall not assign any Rights, duties or obligations under the Loan Papers without the prior written consent of Lender.

     10.12 No Third Party Beneficiary.

          (a) The parties do not intend the benefits of the Loan Papers to inure to any third party, nor shall the Loan Papers be construed to make or render Lender liable to any third party, including, without limitation, any materialman, supplier, contractor, subcontractor, purchaser, lessor or lessee having a claim against Borrower. Notwithstanding anything contained in the Loan Papers, or any conduct or course of conduct by any or all of the parties hereto, whether before or after signing the Agreement or any other Loan Paper, no Loan Paper shall be construed as creating any right, claim or cause of action against Lender in favor of any third party, including, without limitation, any materialman, supplier, contractor, subcontractor, purchaser, lessor or lessee having a claim against Borrower.

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

     10.13 Delegation by Lender. Lender may perform any of its duties or exercise any of its Rights by or through its officers, directors, employees, attorneys, agents or other representatives.

     10.14 Setoff. Borrower hereby grants to Lender (and to each participant to whom Lender has conveyed or may hereafter convey a participation in the Note) the right of setoff to secure payment of the Obligation upon any and all moneys, securities or other property of Borrower and the proceeds therefrom, now or hereafter held or received by or in transit to, Lender or any such participant or any agent of Lender or such participant, from or for the account of Borrower, whether for safekeeping, custody, pledge, transmission, collection or otherwise, and also upon any and all deposits (general or specific) and credits of Borrower and any and all claims of Borrower against Lender or any such participant at any time existing. Notwithstanding the foregoing, nothing contained herein shall grant to Lender the right of setoff against an account if Lender has actual knowledge that any person other than Borrower or any Subsidiary of Borrower has an ownership interest in such account.

     10.15 Additional Documents. It is contemplated that there may be certain supplementary and/or corrective mortgages, deeds of trust, security agreements and similar items prepared by Lender to be executed by Borrower subsequent hereto, as well as certain other corrective and additional documentation not executed concurrently with this Agreement because of the unavailability of information such as property and collateral descriptions at the time of the execution hereof. Borrower hereby agrees to cooperate with Lender and provide such information in connection therewith as Lender may reasonably request, and to execute and deliver such other and further documentation as Lender shall reasonably request so as to provide Lender with a Bank Lien on the Collateral.

     10.16 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which taken together shall constitute one and the same instrument.

     10.17 Amendments. Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated orally but only by an instrument in writing signed by Borrower and Lender.

     10.18 Headings. All headings used herein are for convenience and reference purposes only and shall not affect the substance of this Agreement.

     10.19 Conflicts. In the event that there exists any conflict or inconsistency between the terms hereof and the terms of any other Loan Paper, the terms hereof shall govern and control, provided that the fact that any representation, warranty or covenant contained in any other Loan Paper is not contained herein shall not be, or be deemed to be, a conflict or inconsistency.

     10.20 Entirety. This Agreement and the other Loan Papers embody the entire agreement among the parties and supersede and supplant all prior agreements and understandings with respect to the matters contained herein.

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

                                      PARALLEL PETROLEUM CORPORATION,
                                       a Delaware corporation


                                      By:___________________________
                                         Larry C. Oldham
                                         President

                                      BANK UNITED


                                      By:___________________________
                                         Michael J. Davis
                                         President

                                  Exhibit 2.4


                                 PROMISSORY NOTE

$30,000,000.00            Midland, Texas        December 18, 2000

     FOR VALUE RECEIVED, the undersigned PARALLEL PETROLEUM CORPORATION, a Delaware corporation (referred to herein as "Borrower"), hereby unconditionally promises to pay to the order of BANK UNITED, a federal savings bank ("Lender"), at 401 West Texas, Midland County, Midland, Texas 79701, or such other address as Lender shall designate in writing to Borrower, the principal sum of THIRTY MILLION AND NO/100 DOLLARS ($30,000,000.00), or if less, so much thereof as may be advanced pursuant to the Loan Agreement (as hereinafter defined), in lawful money of the United States of America, together with interest from the date hereof until paid at the rates specified in the Loan Agreement.

     The principal and all accrued interest on this Note shall be due and payable in accordance with the terms and provisions of the Loan Agreement.

     This Note is executed pursuant to that certain Loan Agreement dated of even date herewith between Borrower and Lender (herein, as from time to time amended, modified or restated, called the "Loan Agreement"), and is the Note referred to therein. All capitalized terms used but not specifically defined herein shall have the meanings ascribed thereto in the Loan Agreement. Reference is made to the Loan Agreement and the other Loan Papers for a statement of the prepayment rights and obligations of Borrower, a description of the properties mortgaged and assigned as security, the nature and extent of such security and the rights of the parties under the Loan Papers in respect to such security, for a statement of the terms and conditions under which the due date of this Note may be accelerated and for statements regarding other matters affecting this Note (including without limitation the obligations of the holder hereof to advance funds hereunder, principal and interest payment due dates, voluntary and mandatory prepayments, exercise of rights and remedies, payment of attorneys' fees, court costs and other costs of collection and certain waivers by Borrower and others now or hereafter obligated for payment of any sums due hereunder). Upon the occurrence of an Event of Default, as that term is defined in the Loan Agreement or the other Loan Papers, the holder hereof shall have all rights and remedies of the Lender under the Loan Agreement and the other Loan Papers.

     Nothing contained in this Note, the Loan Agreement, any other Loan Paper or in any other agreement or undertaking relating hereto or to the Obligation shall be construed to obligate Borrower, under any circumstances whatsoever, to pay interest at a rate in excess of the Highest Lawful Rate. All sums paid under the Loan Agreement or under this Note that are deemed to be interest shall be spread and prorated over the entire period for which this Note is outstanding. In the event that any sums received hereunder or under the Loan Agreement from Borrower are at any time under applicable law deemed or held to provide a rate of interest in excess of the Highest Lawful Rate, the effective rate of interest on the Obligation shall be deemed reduced to and shall be the Highest Lawful Rate, and

Borrower and any other parties hereby agree to accept as their sole remedy under such circumstances either the return of any sums of interest that may have been collected in excess of the Highest Lawful Rate or the application of these sums as a credit against the unpaid principal amount of this Note, whichever remedy may be elected by Lender. In addition, in the event that the maturity of this
Note is accelerated by reason of the election by Lender hereunder or under the Loan Agreement, then earned interest may never include more than the amount calculated pursuant to the Highest Lawful Rate, and if unearned interest is provided for in this Note or the other Loan Papers, Borrower and any other parties liable on said documents hereby agree to accept as their sole remedy under such circumstances either (a) the cancellation of said unearned interest, or (b) if theretofore paid, either the return to Borrower or the crediting of said unearned interest on the principal amount due under this Note or other documents, whichever action may be elected by Lender. To the extent the Highest Lawful Rate is determined by reference to the laws of the State of Texas, same shall be the weekly ceiling provided for in Chapter 303 of the Texas Finance Code and in Article 5069-1D.001 of the Revised Civil Statutes of Texas, in each case as amended, provided that Lender may, by notice to Borrower, elect such other reference as is allowed by said statutes.

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

     This Note is given, to the extent of $12,365,889.22, in renewal, extension and rearrangement, but not in extinguishment or novation, of the unpaid principal balance of the certain promissory note dated December 27, 1999, in the original principal amount of $30,000,000, executed by Borrower and payable to the order of Bank One, Texas, N.A.

     TO THE MAXIMUM EXTENT NOT PROHIBITED BY LAW, ANY CONTROVERSY, DISPUTE OR CLAIM ARISING OUT OF, IN CONNECTION WITH, OR RELATING TO THIS NOTE OR ANY OF THE OTHER LOAN PAPERS OR ANY TRANSACTION PROVIDED FOR THEREIN, INCLUDING BUT NOT LIMITED TO ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT OR AN ALLEGED BREACH OF ANY AGREEMENT CONTAINED IN ANY OF THE LOAN PAPERS, SHALL, AT THE REQUEST OF ANY PARTY TO THE LOAN PAPERS (EITHER BEFORE OR AFTER THE COMMENCEMENT OF JUDICIAL PROCEEDINGS), BE SETTLED BY ARBITRATION PURSUANT TO TITLE 9 OF THE UNITED STATES CODE, WHICH THE PARTIES HERETO ACKNOWLEDGE AND AGREE APPLIES TO THE TRANSACTION INVOLVED HEREIN, AND IN ACCORDANCE WITH THE COMMERCIAL ARBITRATION RULES OF THE AMERICAN ARBITRATION ASSOCIATION (THE "AAA"). IN ANY SUCH ARBITRATION PROCEEDING: (i) ALL STATUTES OF LIMITATION WHICH WOULD OTHERWISE BE APPLICABLE SHALL APPLY; AND (ii) THE PROCEEDING SHALL BE CONDUCTED IN HOUSTON, TEXAS, BY A SINGLE ARBITRATOR, IF THE AMOUNT IN CONTROVERSY IS $1 MILLION OR LESS, OR BY A PANEL OF THREE ARBITRATORS IF THE AMOUNT IN CONTROVERSY IS OVER $1 MILLION. ALL ARBITRATORS SHALL BE SELECTED BY THE PROCESS OF APPOINTMENT FROM A PANEL PURSUANT TO SECTION 13 OF THE AAA COMMERCIAL ARBITRATION RULES AND EACH ARBITRATOR WILL HAVE AAA-ACKNOWLEDGED EXPERTISE IN THE APPROPRIATE SUBJECT MATTER. ANY AWARD RENDERED IN ANY SUCH ARBITRATION PROCEEDING SHALL BE FINAL AND BINDING, AND JUDGMENT UPON ANY SUCH AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. IF ANY PARTY TO THIS NOTE OR THE OTHER LOAN PAPERS FILES A PROCEEDING IN ANY COURT TO RESOLVE ANY SUCH CONTROVERSY, DISPUTE OR CLAIM, SUCH ACTION SHALL NOT CONSTITUTE A WAIVER OF THE RIGHT OF SUCH PARTY OR A BAR TO THE RIGHT OF ANY OTHER PARTY TO SEEK ARBITRATION UNDER THE PROVISIONS OF THIS SECTION OF THAT OR ANY OTHER CLAIM, DISPUTE OR CONTROVERSY, AND THE COURT SHALL, UPON MOTION OF ANY PARTY TO THE PROCEEDING, DIRECT THAT SUCH CONTROVERSY, DISPUTE OR CLAIM BE ARBITRATED IN ACCORDANCE WITH THIS SECTION. NOTWITHSTANDING ANY OF THE FOREGOING, THE PARTIES HERETO AGREE THAT NO ARBITRATOR OR PANEL OF ARBITRATORS SHALL POSSESS OR HAVE THE POWER TO (i) ASSESS PUNITIVE DAMAGES, (ii) DISSOLVE, RESCIND OR REFORM (EXCEPT THAT THE ARBITRATOR MAY CONSTRUE AMBIGUOUS TERMS) THIS NOTE OR ANY OTHER LOAN PAPERS, (iii) ENTER JUDGMENT ON THE DEBT, (iv) EXERCISE EQUITABLE POWERS OR ISSUE OR ENTER ANY
EQUITABLE REMEDIES OR (v) ALLOW DISCOVERY OF ATTORNEY/CLIENT PRIVILEGED INFORMATION, AND THE PARTIES HEREBY WAIVE THE AFOREMENTIONED REMEDIES. THE COMMERCIAL ARBITRATION RULES OF THE AAA ARE HEREBY MODIFIED TO THIS EXTENT FOR THE PURPOSE OF ARBITRATION OF ANY DISPUTE, CONTROVERSY OR CLAIM ARISING OUT OF, IN CONNECTION WITH, OR RELATING TO ANY LOAN PAPER. THE PARTIES HERETO FURTHER AGREE TO WAIVE, EACH TO EACH OTHER, ANY CLAIMS FOR PUNITIVE DAMAGES, AND AGREE THAT NEITHER AN ARBITRATOR NOR ANY COURT SHALL HAVE THE POWER TO ASSESS PUNITIVE DAMAGES. NO PROVISION OF, OR THE EXERCISE OF ANY RIGHTS UNDER, THIS SECTION SHALL LIMIT OR IMPAIR THE RIGHT OF

ANY PARTY TO THE LOAN PAPERS BEFORE, DURING OR AFTER ANY ARBITRATION  PROCEEDING
TO: (i) EXERCISE SELF-HELP REMEDIES SUCH AS SET OFF OR REPOSSESSION; (ii) FORECLOSE (JUDICIALLY OR OTHERWISE) ANY LIEN ON OR SECURITY INTEREST IN ANY REAL OR PERSONAL PROPERTY COLLATERAL; OR (iii) OBTAIN EMERGENCY RELIEF FROM A COURT OF COMPETENT JURISDICTION TO PREVENT THE DISSIPATION, DAMAGE, DESTRUCTION, TRANSFER, HYPOTHECATION, PLEDGING OR CONCEALMENT OF ASSETS OR OF COLLATERAL SECURING ANY INDEBTEDNESS, OBLIGATION OR GUARANTY REFERENCED IN THE LOAN PAPERS. SUCH EMERGENCY RELIEF MAY BE IN THE NATURE OF, BUT IS NOT LIMITED TO: PRE-JUDGMENT ATTACHMENTS, GARNISHMENTS, SEQUESTRATIONS, APPOINTMENTS OF RECEIVERS, OR OTHER EMERGENCY INJUNCTIVE RELIEF TO PRESERVE THE STATUS QUO, INCLUDING, WITHOUT LIMITATION, THE RIGHT TO OBTAIN A PRELIMINARY INJUNCTION TO PREVENT A FORECLOSURE OF THE LIENS EVIDENCED BY THE DEED OF TRUST.

     THIS WRITTEN NOTE, THE LOAN AGREEMENT AND THE OTHER LOAN PAPERS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     EXECUTED this 18th day of December, 2000.

                              BORROWER:

                                   PARALLEL PETROLEUM CORPORATION,
                                     a Delaware corporation


                                   By:
                                        Larry C. Oldham
                                        President

                                                    Exhibit 10.16












                       AMENDED AND RESTATED
               LIMITED LIABILITY COMPANY AGREEMENT

                                OF

                      FIRST PERMIAN, L.L.C.

               a Delaware Limited Liability Company







                     Dated as of May 31, 2000

                                         (i)



                       TABLE OF CONTENTS


ARTICLE I                                                                Page
   Formation . . . . . . . . . . . . . . . . . . . . . . . . . .           2
       Section 1.1.  Formation. . . . . . . . . . . . . . . . .            2
       Section 1.2.  Name . . . . . . . . . . . . . . . . . . .            2
       Section 1.3.  Purpose  . . . . . . . . . . . . . . . . . .          2
       Section 1.4.  Registered Office and Registered Agent; Principal
               Place of Business   . . . . . . . . . . . . . . .           2
       Section 1.5.  Foreign Qualification. . . . . . . . . . .            3
       Section 1.6.  Term . . . . . . . . . . . . . . . . . . .            3
       Section 1.7.  EnCap Transaction Costs. . . . . . . . . .            3

ARTICLE II
   Definitions and References. . . . . . . . . . . . . . . . .             3
       Section 2.1.  Definitions. . . . . . . . . . . . . . . .            3
       Section 2.2.  References and Construction. . . . . . . .            8

ARTICLE III
   Members and Units . . . . . . . . . . . . . . . . . . . . . .           9
       Section 3.1.  Members. . . . . . . . . . . . . . . . . .            9
       Section 3.2.  Units. . . . . . . . . . . . . . . . . . .            9
       Section 3.3.  Additional Members . . . . . . . . . . .              11
       Section 3.4.  Liability to Third Parties . . . . . . .              11
       Section 3.5.  Withdrawal . . . . . . . . . . . . . . .              11

ARTICLE IV
   Capitalization. . . . . . . . . . . . . . . . . . . . . . .             12
       Section 4.1.  Agreed Capital Contributions of Founding Members      12
       Section 4.2.  Agreed Capital Contributions of Persons Admitted as
               Members as of the Date Hereof. . . . . . . . .              12
       Section 4.3.  Further Capital Contributions. . . . . .              12
       Section 4.4.  Non-Payment of Capital Contributions . .              12
       Section 4.5.  Interest on and Return of Capital Contributions       12

ARTICLE V
   Allocations and Distributions . . . . . . . . . . . . . . .             12
       Section 5.1   Allocations. . . . . . . . . . . . . . .              12
       Section 5.2.  Distributions in Respect of the Preferred Units       15
       Section 5.3.  Distributions in Respect of the Common Units          16
       Section 5.4.  Tax Distributions. . . . . . . . . . . .              16
       Section 5.5.  Payment of Cash Distributions. . . . . .              17

                                    (ii)

       Section 5.6.  Investment Coverage Ratio. . . . . . . .              17

ARTICLE VI
   Management/Governance Provisions. . . . . . . . . . . . . .             18
       Section 6.1.  Board of Directors . . . . . . . . . . .              18
       Section 6.2.  Certain Agreement. . . . . . . . . . . .              18
       Section 6.3.  Removal of Directors . . . . . . . . . .              19
       Section 6.4.  Vacancies. . . . . . . . . . . . . . . .              19
       Section 6.5.  Meetings of Board of Directors . . . . .              19
       Section 6.6.  Certain Specified Actions Requiring Board Approval    20
       Section 6.7.  Officers . . . . . . . . . . . . . . . .              23
       Section 6.8.  Certain Agreed Upon Actions. . . . . . .              23
       Section 6.9.  Use of EnCap Related Parties' Capital Contributions   25
       Section 6.10. Management Fees. . . . . . . . . . . . .              25
       Section 6.11. Placement Fee. . . . . . . . . . . . . .              25

ARTICLE VII
   Accounting and Banking Matters; Capital Accounts; Tax Matters           25
       Section 7.1.  Books and Records. . . . . . . . . . . .              25
       Section 7.2.  Fiscal Year. . . . . . . . . . . . . . .              25
       Section 7.3.  Bank Accounts. . . . . . . . . . . . . .              26
       Section 7.4.  Capital Accounts . . . . . . . . . . . .              26
       Section 7.5.  Tax Partnership. . . . . . . . . . . . .              27
       Section 7.6.  Tax Elections. . . . . . . . . . . . . .              27
       Section 7.7.  Tax Matters Partner. . . . . . . . . . .              27
       Section 7.8.  Confidentiality. . . . . . . . . . . . .              27

ARTICLE VIII
   Indemnification . . . . . . . . . . . . . . . . . . . . . .             28
       Section 8.1.  Power to Indemnify in Actions, Suits or Proceeding
               Other Than Those by or in the Right of the Company          28
       Section 8.2.  Power to Indemnify in Actions, Suits or Proceedings
               by or in the Right of the Company . . . . . . .             28
       Section 8.3.  Authorization of Indemnification . . . .              29
       Section 8.4.  Good Faith Defamed . . . . . . . . . . .              29
       Section 8.5.  Indemnification by a Court . . . . . . .              29
       Section 8.6.  Expenses Payable in Advance. . . . . . .              30
       Section 8.7.  Nonexclusivity of Indemnification and Advancement of
               Expenses . . . . . . . . . . . . . . . . . . .              30
       Section 8.8.  Insurance. . . . . . . . . . . . . . . .              30
       Section 8.9.  Certain Definitions. . . . . . . . . . .              30
       Section 8.10. Survival of Indemnification and Advancement of
               Expenses                                                    31
       Section 8.11  Limitation on Indemnification. . . . . .              31
       Section 8.12. Indemnification of Employees and Agents.              31
       Section 8.13. Severability . . . . . . . . . . . . . .              31

                                           (iii)
ARTICLE IX
   Dispositions of Units and Substitutions; Redemption of Preferred Units  32
       Section 9.1.  Dispositions . . . . . . . . . . . . . .              32
       Section 9.2.  Substitution . . . . . . . . . . . . . .              32
       Section 9.3.  Redemption of Preferred Units. . . . . .              32

ARTICLE X
   Dissolution, Liquidation, and Termination . . . . . . . . .             33
       Section 10.1. Dissolution. . . . . . . . . . . . . . .              33
       Section 10.2. Liquidation and Termination. . . . . . .              33
       Section 10.3  Deficit Capital Accounts . . . . . . . .              35
       Section 10.4  Certificate of Cancellation. . . . . . .              35

ARTICLE XI
   Representations and Warranties  . . . . . . . . . . . . . .             35
       Section 11.1. Representations and Warranties of Members to
               Each Other. . . . . . . . . . . . . . . . . . .             35
       Section 11.2. Representations and Warranties of EnCap Related
               Entities. . . . . . . . . . . . . . . . . . . .             36
       Section 11.3. Representations and Warranties of Jones
               Foundation, Owen, Owen Foundation, Stai, Bridwell
               and Tejon to the Other Members  . . . . . . . .             36
       Section 11.4. Representations and Warranties of Current
               Members to the EnCap Related Entities.  . . . .             37
       Section 11.5. Survival of Representations and Warranties            37

ARTICLE XII
   General Provisions. . . . . . . . . . . . . . . . . . . . .             37
       Section 12.1. Notices. . . . . . . . . . . . . . . . .              37
       Section 12.2. Amendment or Modification. . . . . . . .              38
       Section 12.3. Entire Agreement . . . . . . . . . . . .              38
       Section 12.4. Effect of Waiver or Consent. . . . . . .              38
       Section 12.5. Successors and Assigns . . . . . . . . .              38
       Section 12.6. Governing Law. . . . . . . . . . . . . .              38
       Section 12.7. Severability . . . . . . . . . . . . . .              38
       Section 12.8. Further Assurances . . . . . . . . . . .              39
       Section 12.9. Title to Company Property. . . . . . . .              39
       Section 12.10.   Public Announcements. . . . . . . . .              39
       Section 12.11.   No Third Party Beneficiaries. . . . .              39
       Section 12.12.   Area of Mutual Interest . . . . . . .              39
       Section 12.13.   Resignation of Baytech and Parallel as Managers    40
       Section 12.14.   Counterparts. . . . . . . . . . . . .              40

                           FIRST AMENDED AND RESTATED

                       LIMITED LIABILITY COMPANY AGREEMENT
                                       OF
                              FIRST PERMIAN, L.L.C.


     THIS FIRST AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT (this "Agreement"), dated as of May 31, 2000 is made and entered into by and among Baytech, Inc., a Texas corporation ("Baytech"), Parallel Petroleum Corporation, a Delaware corporation ("Parallel"), Tejon Exploration Company, a Texas corporation ("Tejon"), Tejon Investment Partners, a Texas general partnership ("Tejon Partners"), Dodge Jones Foundation ("Jones Foundation"), Mansefeldt Investment Corporation, a Texas corporation ("Mansefeldt"), Topaz Exploration Company, a Texas corporation ("Topaz"), Tucker S. Bridwell, a resident of the State of Texas ("Bridwell"), Dian Graves Owen, a resident of the State of Texas ("Owen"), Dian Graves Owen Foundation ("Owen Foundation"), Harlan Stai, a resident of the State of Texas ("Stai"), EnCap Energy Capital Fund III, L.P., a Texas -limited partnership ("III LP"), EnCap Energy Acquisition III-B, Inc., a Texas corporation ("III-B Inc."), Energy Capital Investment Company PLC, an English investment company ("ECIC"), and BOCP Energy Partners, L.P., a Texas limited partnership ("BOCP"). Baytech, Parallel, Tejon and Mansefeldt are herein sometimes called the "Founding Members". Baytech, Parallel, Tejon Partners, Mansefeldt, Topaz, Bridwell and Owen are herein sometimes called the "Current Members". III-LP, III-B Inc., ECIC and BOCP are herein sometimes called the "EnCap Related Parties".

                                    RECITALS:

     A. The Founding Members have heretofore formed First Permian L. L. C., a Delaware limited liability company (the "Company"), pursuant to the terms and conditions of that certain Limited Liability Company Agreement dated as of June 25, 1999 (the "Original Company Agreement"). Under the Original Company Agreement, the Founding Members acquired units of membership interest in the Company in exchange for certain capital contributions. Since the date of the Original Company Agreement, certain of the Founding Members have assigned all or a portion of its units of membership interest in the Company to certain other persons, which persons are referenced in the definition of Current Members.

     B. The Current Members, Tejon, Jones Foundation, Owen Foundation, Stai, and the EnCap Related Parties desire to amend and restate the Original Company
Agreement (i) to provide for the admission of Tejon, Jones Foundation, Owen Foundation, Stai and the EnCap Related Parties as members of the Company, (ii) to provide for the issuance to Tejon, Jones Foundation, Bridwell, Owen, Owen Foundation, Stai and the EnCap Related Parties of (A) a new class of preferred membership interests in the Company and (B) common membership interests in the Company, (iii) to provide for the repayment of certain subordinated indebtedness owed by the Company to Tejon and Mansefeldt, (iv) to provide for the purchase by the Company from Tejon and Mansefeldt, respectively, of certain indebtedness owed by Baytech to the each of them, (v) to provide for the payment by the Company of the Arrangement Fee (as defined herein) under the terms of the Bank One Payment Agreement (as defined herein), and (vi) to set forth the agreement of the parties hereto with respect to the management and operation of the business and affairs of the Company as hereafter conducted.

                                   AGREEMENT:

     NOW, THEREFORE, in consideration of the foregoing Recitals and the mutual covenants and Agreement contained herein, the parties hereto do hereby agree to amend and restate the Original Company Agreement as follows:


                                    ARTICLE I

                                    Formation

     Section 1.1. Formation. The Company has heretofore been organized as a Delaware limited liability company under and pursuant to the Act.

     Section 1.2. Name. The name of the Company is "First Permian, L. L. C.". The business of the Company shall be conducted in the name of the Company unless under the law of some jurisdiction in which the Company does business such business is required to be conducted under another name. In such a case, the business of the Company in such jurisdiction may be conducted under such other name or names as the Board of Directors may select.

     Section 1.3. Purpose. Subject to the terms of this Agreement, the purpose of the Company shall be (a) to enter into that certain Merger Agreement dated June 25, 1999, by and among the Company, Fina Oil and Chemical Company and FWT Oil and Gas Inc. (in this Section, the "Fina Agreement"), (b) to consummate the transactions contemplated by, and perform the obligations of the Company under, the Fina Agreement, (c) to acquire additional Leases (as defined herein) in the continental United States and state and federal waters offshore thereto, (d) to own, hold, maintain, renew, drill, and develop the properties acquired by the Company under the Fina Agreement and any additional Leases acquired by the Company in accordance with the terms hereof, (e) to produce, collect, store, treat, deliver, market, sell or other dispose of oil, gas and related hydrocarbons and other minerals from such properties and Leases, (f) to farm-out, sell, abandon, or otherwise dispose of such properties and Leases and
(g) to engage in or perform any and all activities that are related to or incident to the foregoing and that may be lawfully conducted by a limited liability company under the Act.

     Section 1.4. Registered Office and Registered Agent; Principal Place of Business.

     (a) The registered office of the Company required by the Act to be maintained in the State of Delaware shall be the initial registered office named in the Certificate or such other office (which need not be a place of business of the Company) as the Board of Directors may designate from time to time in the manner provided by law. The registered agent of the Company in the State of Delaware shall be the initial registered agent named in the Certificate or such other

Person or Persons as the Board of Directors may designate from time to time.

     (b) The principal place of business of the Company shall be 110 West Louisiana, Suite 500, Midland, Texas 79702-7158, or at such other location as designated by the Board of Directors.

     Section 1.5. Foreign Qualification. Prior to the Company's conducting business in any jurisdiction other than Delaware, the Company shall comply, to the extent procedures are reasonably available, with all requirements necessary to qualify the Company as a foreign limited liability company in such jurisdiction. At the request of the Board of Directors or an officer of the Company, each Member agrees to execute, acknowledge, swear to, and deliver all certificates and other instruments conforming with this Agreement that are necessary or appropriate to qualify, continue, and terminate the Company as a foreign limited liability company in all such jurisdictions in which the Company may conduct business.

     Section 1.6. Term. The Company commenced on the date the Certificate was filed with the Secretary of State of Delaware and shall continue in existence until it is dissolved and terminated in accordance with the terms hereof.

     Section 1.7. EnCap Transaction Costs. The Company shall promptly pay or reimburse the EnCap Related Entities for all reasonable, third-party out of pocket costs and expenses incurred by them in connection with their consideration of an investment in the Company, due diligence and the negotiation, preparation and execution of this Agreement, including the reasonable fees and expenses of legal counsel, petroleum engineers and environmental and other third party consultants; provided, that the maximum amount of such costs and expenses to be borne by the Company shall be $30,000.


                                   ARTICLE II

                           Definitions and References

     Section 2.1. Definitions. When used in this Agreement, the following terms shall have the respective meanings assigned to them in this Section 2.1 or in the sections or other subdivisions referred to below:

     "Acquisition" shall mean an acquisition of Leases, whether effected directly or indirectly (including the acquisition of common stock, limited liability company interests or partnership interests in or from a Person who owns Leases).

     "Acquisition Costs" shall mean all third-party, out of pocket costs and expenses incurred by the Company in connection with effecting an Acquisition, including the price paid or contractually agreed to be paid to acquire the Leases, title examination costs, brokers' commissions, petroleum engineers' fees and expenses, attorneys' fees and expenses, environmental and other consultants' fees and expenses, due diligence fees and expenses, and recording costs.

     "Act" shall mean the Delaware Limited Liability Company Act or any successor statute, as amended from time to time.

     "Adjusted Capital Account" shall mean the capital account maintained for each Member as provided in Section 7.4, (a) increased by (i) the amount of any unpaid Capital Contributions agreed to be contributed by such Member under
Article IV, if any, and (ii) an amount equal to such Member's allocable share of Minimum Gain as computed on the last day of such fiscal year in accordance with the applicable Treasury Regulations, and (b) decreased by the adjustments provided for in Treas. Reg. 1.704-1(b)(2)(ii)(d)(4)-(6).

     "Affiliate" shall mean, when used with respect to a Person, any Person directly or indirectly controlling, controlled by or under common control with such Person. For purposes of this definition, the terms "controlling, controlled by or under common control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of management or policies (whether through ownership of securities or any partnership or other ownership interest, by contract or otherwise) of a Person.

     "Agreement" shall mean this Agreement, as hereafter amended, modified or changed in accordance with the terms hereof.

     "Annual Budget" shall mean the budget of the Company with respect to a calendar year.

     "Arrangement Fee" shall mean the arrangement fee referenced in Section 8(b) of the Bank One Agreement.

     "Bank One Agreement" shall mean that certain Restated Credit Agreement dated August 16, 1999, by and among the Company, as borrower, Parallel and Baytech, as guarantors, Bank One, Texas, N.A., and the institutions named therein, as banks, and Bank One, Texas, N.A., as Agent.

     "Bank One Payment Agreement" shall mean that certain Payment Agreement dated as of even date herewith by and among Bank One, Texas, N.A., Banc One Capital Markets, Inc. and the Company.

     "Baytech" shall have the meaning assigned to it in the preamble to this Agreement.

     "Baytech/Mansefeldt Loan Documents" shall mean that certain Loan Agreement dated April 17, 2000, by and between Mansefeldt and Baytech and all other documents or instruments executed and delivered in connection therewith, as amended.

     "Baytech/Mansefeldt Term Loan Note" shall mean that certain Term Note dated April 17, 2000, executed by Baytech and payable to the order of Mansefeldt in the original principal amount of $1,550,000.

     "Baytech/Tejon Loan Documents" shall mean that certain Loan Agreement dated April 17, 2000, by and between Tejon and Baytech and all other documents or instruments executed and delivered in connection therewith, as amended.

     "Baytech/Tejon Term Loan Note" shall mean that certain Term Note dated April 17, 2000, executed by Baytech and payable to the order of Tejon in the original principal amount of $1,550,000.

     "Board of Directors" or "Directors" shall have the respective meaning assigned to them in Section 6.1.

     "BOCP" shall have the meaning assigned to it in the preamble to this Agreement.

     "Bridwell" shall have the meaning assigned to it in the preamble to this Agreement.

     "Capital Contribution" shall mean, for any Member at the particular time in question, the aggregate of the dollar amounts of any cash contributed to the capital of the Company and the fair market value of any property contributed to the capital of the Company, or, if the context in which such term is used so indicates, the dollar amounts of cash and the fair market value of any property agreed to be contributed, or requested to be contributed, by such Member to the capital of the Company.

     "Certificate" shall mean the Certificate of Formation filed by the Company with the Delaware Secretary of State.

     "Common  Unitholders"  shall  have the  meaning  assigned  to such  term in
Section 3.2(a).

     "Common Units" shall have the meaning assigned to such term in Section 3.2(a).

     "Common Unit Sharing Percentage" shall mean as to any Common Unitholder, the percentage obtained by dividing the number of Common Units owned by such Common Unitholder by the total number of Common Units issued and outstanding at the time in question.

     "Company " shall mean First Permian, L. L. C., a Delaware limited liability company.

     "Company Nonrecourse Liabilities" shall have the meaning assigned to the term "nonrecourse liabilities" in Treasury Regulation section 1.752-1(a)(2).

     "Current Members" shall have the meaning assigned to it in the preamble to this Agreement.

     "Dispose" (including the correlative terms "Disposed" or "Disposition") shall mean any sale, assignment, transfer, conveyance, gift, pledge, hypothecation or other encumbrance or any other disposition, whether voluntary, involuntary or by operation of law.

     "ECIC" shall have the meaning assigned to it in the preamble to this Agreement.

     "EnCap Related Entities" shall mean III LP, III-B Inc., ECIC and BOCP.

     "Existing Leasehold and HBP Acreage" shall mean (a) wells and the leasehold and the acreage associated therewith in which a Member or an Affiliate thereof owned a working or revenue interest therein on or prior to the date of the Original Company Agreement (and which wells were not contributed to or acquired by the Company at the time of the Original Company Agreement and therefore the Company has no interest in) and renewals thereof (existing leasehold") and (c) new leasehold or other property interests covering the same acreage as existing leasehold or acreage adjacent or within a one mile radius thereof, even if acquired after the date of the Original Company Agreement.

     "Exploitation Plan" shall mean, with respect to a Lease or group of related Leases, a plan to conduct drilling, development, enhancement, or production operations thereon.

     "Founding Members" shall have the meaning assigned to it in the preamble to this Agreement.

     "GAAP" shall mean generally accepted accounting principles and practices, consistently applied, which are recognized as such by the Financial Accounting Standards Board (or any generally recognized successor).

     "Hedging Transaction" shall mean any commodity hedging transaction pertaining to oil, gas and related hydrocarbons and minerals, whether in the form of a swap agreement, option to acquire or dispose of a futures contract, whether on an organized commodities exchange or otherwise, or similar type of financial transaction classified as "notional principal contracts" pursuant to
Treasury  Regulation   1.512(b)-l(a)(1).   Any  Hedging  Transaction  shall  be
identified in the books and records of the Company as a "hedging transaction" in the manner and at the times prescribed by Treasury Regulation 1.1221-2(e).

     "III LP" shall have the meaning assigned to it in the preamble to this Agreement.

     "III-B Inc." shall have the meaning assigned to it in the preamble to this Agreement.

     "Internal Revenue Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and any successor statute or statutes.

     "Investment Coverage Ratio" shall have the meaning assigned to such term in
Section 5.6.

     "Jones Foundation" shall have the meaning assigned to it in the preamble to this Agreement.

     "Lease" shall mean a lease, mineral interest, royalty or overriding royalty, fee right, mineral servitude, license, concession or other right covering oil, gas and related hydrocarbons (or a contractual right to acquire such an interest) or an undivided interest therein or portion thereof, together with all appurtenances, easements, permits, licenses, servitudes and rights-of-way situated upon or used or held for future use in connection with such an interest or the exploration, development or operation thereof.

     "Liquidation  Amount"  shall  have the  meaning  assigned  to such  term in
Section 5.2.

     "Mansefeldt" shall have the meaning assigned to such term in the preamble to this Agreement.

     "Mansefeldt Related Parties" shall mean Mansefeldt, Topaz, Bridwell, Owen, Owen Foundation and Stai.

     "Mansefeldt   Subordinated  Note"  shall  mean  that  certain  Subordinated
Promissory Note dated June 30, 1999, executed by the Company in favor of Mansefeldt in the original principal amount of $8,000,000.

     "Member" shall mean any Person executing this Agreement as of the date of this Agreement as a member or hereafter admitted to the Company as a member as provided in this Agreement, but such term does not include any Person who has ceased to be a Member.

     "Member Nonrecourse Debt" shall have the meaning assigned to the term "partner nonrecourse debt" in Treasury Regulation section 1.704.2(b)(4).

     "Member Nonrecourse Deductions" shall have the meaning assigned to the term "partner nonrecourse deductions" in Treasury Regulation section 1.704-2(i).

     "Minimum Gain" shall have the meaning assigned to that term in Treasury Regulation section 1.704-2(d) and section 1.704-2(i)(3), as applicable.

     "Option Securities" shall mean all rights, options and warrants evidencing the right to subscribe for, purchase or otherwise acquire Common Units or Preferred Units, whether or not the right to subscribe for, purchase or otherwise acquire is immediately exercisable or is conditioned upon the passage of time, the occurrence or non-occurrence of the existence or non-existence of some other event.

     "Original Company Agreement" shall have the meaning assigned to it in Paragraph A of the Recitals to this Agreement.

     "Owen" shall have the meaning assigned to such term in the preamble to this Agreement.

     "Owen Foundation" shall have the meaning assigned to such term in the preamble to this Agreement.

     "Parallel" shall have the meaning assigned to such term in the preamble to this Agreement.

     "Person" shall have the meaning assigned to it in Section 18-101(12) of the Act.

     "Preferred  Unitholders"  shall have the  meaning  assigned to such term in
Section 3.2(a).

     "Preferred Units" shall have the meaning assigned to such term in Section 3.2(a).

     "Preferred Unit Sharing Percentage" shall mean as to any Preferred Unitholder, the percentage obtained by dividing the number of Preferred Units owned by such Preferred Unitholder by the total number of Preferred Units issued and outstanding at the time in question.

     "Securities Act" shall mean the Securities Act of 1933, as amended.

     "Tejon"shall have the meaning assigned to it in the preamble to this Agreement.

     "Tejon Partners" shall have the meaning assigned to it in the preamble to this Agreement.

     "Tejon Related Parties" shall mean Tejon, Tejon Partners and the Jones Foundation.

     "Tejon Subordinated Note" shall mean that certain Subordinated Promissory Note dated June 30, 1999, executed by the Company in favor of Tejon in the original principal amount of $8,000,000.

     "Topaz" shall have the meaning assigned to such term in the preamble to this Agreement.

     "Treasury Regulations" (or any abbreviation thereof used herein) shall mean temporary or final regulations promulgated under the Internal Revenue Code.

     "Units" shall have the meaning assigned to such term in Section 3.2.

     "Warrant Option" shall have the meaning assigned to such term in the Bank One Payment Agreement.

     Section 2.2. References and Construction.

     (a) All references in this Agreement to articles, sections, subsections and other subdivisions refer to corresponding articles, sections, subsections and other subdivisions of this Agreement unless expressly provided otherwise.

     (b) Titles appearing at the beginning of any of such subdivisions are for convenience only and shall not constitute part of such subdivisions and shall be disregarded in construing the language contained in such subdivisions.

     (c) The words "this Agreement", "this instrument", "herein", "hereof", "hereby", "hereunder" and words of similar import refer to this Agreement as a whole and not to any particular subdivision unless expressly so limited.

     (d) Words in the singular form shall be construed to include the plural and vice versa, unless the context otherwise requires.

     (e) Examples shall not be construed to limit, expressly or by implication, the -matter they illustrate.

     (f) The word "or" is not exclusive and the word "includes" and its derivatives shall mean "includes, but is not limited to" and corresponding derivative expressions.

     (g) No consideration shall be given to the fact or presumption that one party had a greater or lesser hand in drafting this Agreement.

     (h) All references herein to "$" or "dollars" shall refer to U.S. Dollars.

     (i) Unless the  context  otherwise  requires or unless  otherwise  provided herein, the terms defined in this Agreement which refer to a particular agreement, instrument or document shall also refer to and include all renewals, extensions, modifications, amendments or restatements of such agreement, instrument or document, provided that nothing contained in this subsection shall be construed to authorize such renewal, extension, modification, amendment or restatement.

     Exhibits 3.1.  3.2(f)-l.  3.2(f)-2,  4.2.  6.2(a),  6.8(b)-l.  6.8(b)-2 and
6.8(c) and to this Agreement are attached hereto. Each such Exhibit is incorporated herein by reference and made a part hereof for all purposes and references to this Agreement shall also include such Exhibit unless the context in which used shall otherwise require.


                                   ARTICLE III

                                Members and Units

     Section 3.1. Members. The Members of the Company are set forth in Schedule 3.1.

     Section 3.2. Units.

     (a) The Company shall have two classes of membership interests as follows:

          (i) a class consisting of 2,000,000 authorized common membership interests, which shall be referred to herein as "Common Units"; and

          (ii) a class consisting of 2,000,000 authorized preferred membership interests, which shall be referred to herein as "Preferred Units".

     Each class of membership interests of the Company shall have the rights and privileges accorded such class as are set forth in this Agreement. Members that own Common Units are herein sometimes called "Common Unitholders" and Members that own Preferred Units are herein sometimes called "Preferred Unitholders". Common Units and Preferred Units are herein sometimes called the "Units".

     (b)  Subject to the other  terms of this  Agreement,  the Company may issue
Option   Securities  at  such  times,  in  such   circumstances   and  for  such
consideration as may be determined by the Board.

     (c) Contemporaneously with the execution and delivery of this Agreement by the parties hereto:

          (i) the units of membership interest in the Company currently owned by the Current Members shall be deemed converted into a like number of Common Units; and

          (ii) in consideration of the respective Capital Contributions of Tejon, Jones Foundation, Owen, Owen Foundation, Stai, Bridwell and the EnCap Related Entities, as provided for in Section 4.2, the Company shall issue to such Persons the number of Preferred Units and Common Units set forth opposite their respective name in Exhibit 3.1 (excluding, in the instance of Dian Graves Owen and Tucker S. Bridwell, the 100,000 Common Units and 12,500 Common Units, respectively, previously issued by the Company to such persons).

     (d) In connection with the issuance of the Preferred Units and Common Units to the EnCap Related Entities, $9,500,000 of the Capital Contributions
referenced in Section 4.2 shall be allocated to the Preferred Units and $6,500,000 of the Capital Contributions referenced in Section 4.2 shall be allocated to the Common Units. In connection with the issuance of the Preferred Units to the Persons (other than the EnCap Related Entities) listed in subsection (c) above, $4,000,000 of the Capital Contributions referenced in
Section 4.2 shall be allocated to the Preferred Units.

     (e) Exhibit 3.1 sets forth the number of Common Units and Preferred Units owned by each Member after giving effect to the transactions contemplated by subsection (c) above.

     (f) Ownership of Units shall be evidenced by certificates (in this Section, "Unit Certificates"). Unit Certificates representing Common Units shall be in the form of Exhibit 3.2(f)-l (with the blanks duly completed to indicate the series of Common Units represented thereby), and Unit Certificates representing Preferred Units shall be in the form of Exhibit

3.2(f)-2 (with the blanks duly completed to indicate the series of Preferred Units represented thereby). The Company shall issue one or more Unit Certificates to each Member, which Unit Certificates need not bear a seal of the Company but shall be signed by an officer or other Person authorized to sign such Unit Certificates by the Board certifying the number, class and series of Units represented by such certificate. The Unit Certificates shall be consecutively numbered (on a class by class or series by series basis) and shall be entered in the books of the Company as they are issued and shall exhibit the holder's name and number of Units. The Board may determine the conditions upon which a new Unit Certificate may be issued in place of a Unit Certificate that is alleged to have been lost, stolen or destroyed and may, in its discretion, require the owner of such Unit Certificate or its legal representative to give bond, with sufficient surety, to indemnify the Company and each transfer agent and registrar against any and all losses or claims that may arise by reason of the issuance of a new Unit Certificate in the place of the one so lost, stolen or destroyed. Each Unit Certificate shall bear a legend on the reverse side thereof substantially in the following form:

          THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND MAY NOT BE OFFERED OR SOLD, UNLESS IT HAS BEEN REGISTERED UNDER THE SECURITIES ACT OR UNLESS AN EXEMPTION FROM REGISTRATION IS AVAILABLE (AND, IN SUCH CASE, AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE COMPANY SHALL HAVE BEEN DELIVERED TO THE COMPANY TO THE EFFECT THAT SUCH OFFER OR SALE IS NOT REQUIRED TO BE REGISTERED UNDER THE SECURITIES ACT). THIS SECURITY IS SUBJECT TO CERTAIN VOTING AGREEMENTS, RESTRICTIONS ON TRANSFER AND OTHER TERMS AND CONDITIONS SET FORTH IN THE LIMITED LIABILITY COMPANY AGREEMENT OF THE COMPANY, DATED AS OF MAY 31, 2000 (AS SUCH AGREEMENT MAY BE AMENDED FROM TIME TO TIME), A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY AT ITS PRINCIPAL EXECUTIVE OFFICES. Section 3.3. Additional Members. Additional Persons may be admitted to the Company as Members as provided more specifically herein.

     Section 3.4. Liabilities: to Third Parties. No Member shall be liable for the debts, obligations or liabilities of the Company, including under a judgment decree or order of a court.

     Section 3.5. Withdrawal. No Member shall have the right to withdraw, resign or retire from the Company as a Member.

                            ARTICLE IV

                          Capitalization

     Section 4.1. Agreed Capital Contributions of Founding Members. The Founding Members have heretofore made Capital Contributions to the Company as provided in
Section 2.2 of the Original Company Agreement.

     Section 4.2. Agreed Capital Contributions of Persons Admitted as Members as of the Date Hereof. Contemporaneously with executing and delivering this Agreement, each Person listed in Exhibit 4.2 shall make the cash Capital Contribution to the Company in the amount set forth opposite its respective name in Exhibit 4.2.

     Section 4.3. Further Capital Contributions. Unless otherwise agreed in writing, no Member shall be required to make any Capital Contributions to the Company other than those made by such Member as provided in Sections 4.1 and
4.2. as applicable.

     Section 4.4. Non-Payment of Capital Contributions. If any Member (in this Section, a "non-contributing Member") fails to make timely a Capital Contribution to the Company that it has agreed to make to the Company under the terms hereof, the Company shall have the right to pursue any remedy available to the Company at law or in equity against the non- contributing Member for the collection of the unpaid amount, including the prosecution of a suit against a noncontributing Member. The non-contributing Member shall be responsible for all costs and expenses (including attorneys' fees and expenses) incurred by the Company or any other Member arising under this Section 4.4.

     Section 4.5. Interest on and Return of Capital Contributions.

     (a) No interest shall be paid by the Company in respect of any Member's Capital Contributions or capital account. However, all interest which accrues on Company funds shall be allocated and credited to the Members in accordance with
Article V.

     (b) Except as otherwise provided herein or in the Act, no Member shall have the right to withdraw or to receive a return of its Capital Contribution.


                                    ARTICLE V
                          Allocations and Distributions

     Section 5.1. Allocations.

     (a) Except as otherwise provided in this Section 5.1 or as may be required by section 704(c) of the Internal Revenue Code and Treasury Regulation Section 1.704-1(b)(2)(iv)(f)(4), all items of income, gain, loss, deduction (including depletion), and credit of the Company, and the Company's depletable basis in all oil and gas properties, shall be allocated among the Common Unitholders in proportion to their Common Unit Sharing Percentages.

     (b) [Section 5. l(b) intentionally not used]

     (c) The Members intend that the cash distributions made to the Preferred Unitholders under Section 5.2(a) shall be treated as guaranteed payments for the use of capital under Section 707 of the Internal Revenue Code, or as interest expense of the Company, and not as a distributable share of Company income. However, if it is determined that such cash distributions may not be so treated, then gross income for any fiscal year shall be allocated first to the Preferred Unitholders in proportion to their Preferred Unit Sharing Percentages until the aggregate amount of gross income allocated under this subsection (c) for all fiscal years of the Company equals the aggregate amount of cash distributions that are not so treated which are made to the Preferred Unitholders for all fiscal years of the Company under Section 5.2(a).

     (d) Notwithstanding any of the foregoing provisions of this Section 5.1 to the contrary:

          (i) If during any fiscal year of the Company there is a net increase in Minimum Gain attributable to a Member Nonrecourse Debt that gives rise to Member Nonrecourse Deductions, each Member bearing the economic risk of loss for such Member Nonrecourse Debt shall be allocated items of Company deductions and losses for such year (consisting first of cost recovery or depreciation deductions with respect to property that is subject to such Member Nonrecourse Debt and then, if necessary, a pro rata portion of the Company's other items of deductions and losses, with any remainder being treated as an increase in Minimum Gain attributable to Member Nonrecourse Debt in the subsequent year) equal to such Member's share of Member
     Nonrecourse Deductions, as determined in accordance with applicable Treasury Regulations.

          (ii) If for any fiscal year of the Company there is a net decrease in Minimum Gain attributable to Company Nonrecourse Liabilities, each Member shall be allocated items of Company income and gain for such year (consisting first of gain recognized from the disposition of Company property subject to one or more Company Nonrecourse Liabilities and then, if necessary, a pro rata portion of the Company's other items of income and gain, and then, if necessary, for subsequent years) equal to such Member's share of such net decrease (except to the extent such Member's share of such net decrease is caused by a change in debt structure with such Member commencing to bear the economic risk of loss as to all or part of any Company Nonrecourse Liability or by such Member contributing capital to the Company that the Company uses to repay a Company Nonrecourse Liability), as determined in accordance with applicable Treasury Regulations.

          (iii) If for any fiscal year of the Company there is a net decrease in Minimum Gain attributable to a Member Nonrecourse Debt, each Member bearing the economic risk of loss for such Member Nonrecourse Debt shall be allocated items of Company income and gain for such year (consisting first of gain recognized from the disposition of Company property subject to Member Nonrecourse Debt, and then, if necessary, a pro rata portion of the Company's other items of income and gain, and if necessary, for subsequent years) equal to such Member's share of such net decrease (except to the extent such Member's share of such net decrease is caused by a change in debt structure or by the Company's use of capital contributed by such Member to repay the Member Nonrecourse Debt) as determined in accordance with applicable Treasury Regulations.

     (e) The losses and deductions allocated pursuant to this Article V shall not exceed the maximum amount of losses and deductions that can be allocated to a Member without causing or increasing a deficit balance in the Member's Adjusted Capital Account. If, at the end of any fiscal year, as a result of the allocations otherwise provided for in this Section 5.1, the Adjusted Capital Account balance of any Member shall become negative, items of deduction and loss otherwise allocable to such Member for such year, to the extent such items would have caused such negative balance, shall instead be allocated to Members having positive Adjusted Capital Account balances remaining at such time in proportion to such balances.

     (f) In the event that a Member unexpectedly receives any adjustment, allocation or distribution described in Treasury Regulations section 1.704-1(b)(2)(ii)(d)(4)-(6) that causes or increases a deficit balance in such Member's Adjusted Capital Account, items of Company income and gain shall be allocated to that Member in an amount and manner sufficient to eliminate the deficit balance as quickly as possible.

     (g) The allocations set forth in subsections (d), (e) (last sentence),  and
(f) (collectively, the "Regulatory Allocations") are intended to comply with certain requirements of the Treasury Regulations. It is the intent of the Members that, to the extent possible, all Regulatory Allocations that are made be offset either with other Regulatory Allocations or with special allocations pursuant to this Section 5. l(g). Therefore, notwithstanding any other provisions of this Article V (other than the Regulatory Allocations), the Directors shall make such offsetting special allocations in whatever manner it determines appropriate so that, after such offsetting allocations are made, each Member's Adjusted Capital Account balance is, to the extent possible, equal to the Adjusted Capital Account balance such Member would have had if the Regulatory Allocations were not part of this Agreement and all Company items were allocated pursuant to the remaining section of this Article V.

     (h) In accordance with Section 704(c) of the Internal Revenue Code and the Treasury Regulations thereunder, income and deductions with respect to any property carried on the books of the Company at an amount that differs from such property's adjusted tax basis shall, solely for federal income tax purposes, be allocated among the Members in a manner to take into account any variation between the adjusted tax basis of such property to the Company and such book value. In making such allocations, the Directors shall use the "traditional method with curative allocations" pursuant to Treasury Regulations Section 1-704-3(c).

     (i) All items of income, gain, loss, deduction, and credit allocable to any Units that may have been transferred shall be allocated between the transferor and the transferee based on the portion of the calendar year during which each was recognized as owning those Units, without regard to whether cash distributions were made to the transferor or the transferee during that calendar year; provided, however, that this allocation must be made in accordance with a method permissible under
section  706  of  the  Internal   Revenue  Code  and  the  applicable   Treasury
Regulations.

     Section 5.2. Distributions in Respect of the Preferred Units.

     (a) The Preferred Unitholders will be entitled to receive distributions from the Company at the Designated Rate (as defined below) of the Designated Amount. Such distributions will be prior and in preference to any declaration or payment of any distributions on the Common Units except for the tax distributions required by Section 5.4. Distributions on the Preferred Units will be cumulative and will accrue whether or not declared and whether or not there will be funds legally available for the payment thereof. Except as provided below, the distributions will be payable in cash. The distributions shall be payable quarterly on October 1, January 1, April I and July I of each year commencing on October 1, 2000 (in this Section, the "Quarterly Distribution Date"), except that if any such date is not a Business Day (as defined below), then such distribution shall be payable on the first Business Day immediately thereafter to the Preferred Unitholders. As used above and elsewhere herein, "Business Day" shall mean a day, other than a Saturday or a Sunday, on which commercial banks are open for business with the public in Houston, Texas. Distributions payable on the Preferred Units for any period that is shorter or longer than a full quarterly distribution period shall be computed on the basis of a 365-day year and the actual number of days elapsed (including the first day but excluding the last day) occurring in the period for which such amount is payable. As used above in this subsection, (i) the term "Designated Rate" shall mean 9.00% per annum, except that if either (A) the Investment Coverage Ratio (as determined in accordance with Section 5.6) is less than 1.5 to 1 or (B) the Company fails to pay timely a distribution due and owing under this Section 5.2 or the amount owed under Section 9.3(b) and the Company does not cure the default within 10 days after the date such distribution or amount was due, the Designated Rate shall be increased to 12. 00 % per annum until such time as the Investment Coverage Ratio is equal to or greater than 1. 5 to 1 or the payment default is cured (whichever is applicable); and (ii) the term "Designated Amount" shall mean $13,500,000 (which amount shall be subject to increase as provided in the last sentence of this subsection (a) and subject to decrease as provided in the last sentence of Section 9.3(a)). Any adjustment to the Designated Rate under clause (i)(A) of the immediately preceding sentence shall be made as of the effective date of the Subject Reserve Report (as defined in Section 5.6) upon which the computation of the Investment Coverage Ratio is made. With respect to the first twelve quarterly distributions payable under this subsection (a) commencing with the first Quarterly Distribution Date, the Company may, at least 30 days prior to the subject Quarterly Distribution Date, elect to pay the cash distribution to the Preferred Unitholders in Preferred Units (in this Section, a "Payment in Kind"). If such an election is made, the Company shall promptly notify the Preferred Unitholders of the election to make a Payment in Kind in lieu of a payment in cash for the subject Quarterly Distribution Date. An election for any particular Quarterly Distribution Date shall operate only for such Quarterly Distribution Date. Each Payment in Kind shall be payable as of the Quarterly Distribution Date for which the election to make such Payment in Kind was made, except that if such Quarterly Distribution Date is not a Business Day, then such

Payment in Kind shall be on the first Business Day immediately thereafter to the holders of the Preferred Units. Each Payment in Kind shall be equal to that number of Preferred Units that is equal in number to the aggregate cash distribution payable on the subject Quarterly Distribution Date divided by $10.00. The Company shall immediately reflect on its books and records the issuance of such additional Preferred Units. Contemporaneously with a Payment in Kind, the Designated Amount shall be increased by an amount equal to the aggregate cash distribution that would have otherwise been payable on the subject Quarterly Distribution Date had the Payment in Kind election not been made.

     (b) Notwithstanding anything herein to the contrary, in the event of any liquidation, dissolution or winding up of the Company, voluntary or involuntary, the Preferred Unitholders will be entitled to receive, in preference to the holders of the Common Units or other securities of the Company junior to or on parity with the Preferred Units, a cash amount equal to the Designated Amount plus any distributions cumulated but not paid on the Preferred Units outstanding (the "Liquidation Amount"). A consolidation or merger of the Company with or into any other entity or a sale or transfer in a single transaction or series of related transactions of all or substantially all of the assets of the Company shall be deemed to be a liquidation for purposes hereof.

     (c) Each Preferred Unitholder shall be entitled to receive a share of each distribution made to the Preferred Unitholders under this Section 5.2 in accordance with such Preferred Unitholder's Preferred Unit Sharing Percentage.

     Section 5.3. Distributions in Respect of the Common Units.

     (a) The Company may make distributions of cash or other properties to the Common Unitholders in respect of the Common Units from time to time as determined by the Directors in accordance with the terms hereof; provided, any distribution made by the Company to a Common Unitholder under this Section 5.3 may be made if, and only if, all accrued but unpaid distributions in respect of the Preferred Units have been paid in full.

     (b) Each Common Unitholder shall be entitled to receive a share of each distribution made to the Common Unitholders under this Section 5.3 determined as follows:

          (i) first, to the Common Unitholders in proportion and to the extent necessary to cause the cumulative distributions to them pursuant to Section
     5.4 and this Section 5.3(b)(i) to be in accordance with their respective Common Unit Sharing Percentages; and

          (ii) thereafter, to the Common Unitholders in accordance with their respective Common Unit Sharing Percentages.

     Section 5.4. Tax Distributions. Notwithstanding Section 5.2 and 5.3, as soon as conveniently possible after the end of each taxable year of the Company (but in no event sooner than the time the Company's accountants have determined the Company's income, gains, deductions, losses and credits for such taxable year with reasonable accuracy) cash distributions shall be made to the Common Unitholders in proportion to and to the extent of their respective Presumed Company Tax Liabilities. For purposes of this Section 5.4, "Presumed Company Tax Liability" shall, as to each Common Unitholder for any given taxable year of the Company, be deemed to be equal to (i) the product of ((a)) the excess, if any, of the cumulative amount of the income and gain items reported or reportable on such Common Unitholder's Schedules K- I (IRS Form 1065) with respect to the Common Units of the Company for such taxable year and all prior taxable years over ((i)) the sum of the deduction and loss items reported or reportable on such Schedules K- I for such taxable year and all prior taxable years and ((ii)) the sum of the depletion deductions which such Common Unitholder is entitled by virtue of its interest in the Company during such taxable year and all prior taxable years, and ((b)) the higher of the maximum effective federal individual income tax rate or the federal corporate income tax rate in effect for such taxable year (as determined by the Company's accountants), minus (ii) the cumulative amount of prior distributions to such Common Unitholder pursuant to this Section 5.4.

     Section 5.5. Payment of Cash Distributions. Unless waived in writing by a Member, payment of all cash distributions to the Members under this Agreement shall be made by wire transfer of immediately available funds in accordance with such written instructions to the Directors as may be provided by such Members from time to time.

     Section 5.6. Investment Coverage Ratio.

     (a) As used in this Agreement, the term "Investment Coverage Ratio" shall mean the ratio of X to Y, where "X" is equal to the pre-income tax present value of projected net cash flows attributable to the Company's Proved Reserves as set forth in a Subject Reserve Report, and where "Y" is equal to the sum of the Company's Total Indebtedness plus the Liquidation Amount.

     (b) The EnCap Related Entities shall have the right to request that a Subject Reserve Report be furnished by the Company from time to time at the expense of the Company; provided, however, that if the EnCap Related Entities request a Subject Reserve Report more than twice in any given calendar year, the cost and expense of the third or any additional Subject Reserve Report during such year shall be borne by the EnCap Related Entities. Upon receipt by the Company of a request from the EnCap Related Entities to furnish a Subject Reserve Report, the Company shall use its reasonable best efforts to obtain and furnish such Subject Reserve Report as promptly as practicable and in any event within 60 days after receipt of such request.

     (c) As used in this Section 5.6:

          (i) "Proved Reserves" shall have the meaning assigned to such term in the Definitions for Oil and Gas Reserves promulgated by the Society of Petroleum Engineers (or any generally recognized successors) as in effect from time to time.

          (ii) "Subject Reserve Report" shall mean an engineering report or reports concerning the oil and gas reserves of the Company: (A) prepared by an independent petroleum engineer(s) acceptable to the EnCap Related
     Entities; (B) with an effective date specified by the EnCap Related Entities; (C) which utilizes a 10% per annum discount rate; (D) which utilizes prices determined by the EnCap Related Parties in good faith (however, it is contemplated that such determination will likely be based upon projected futures market prices reduced by (x) the historical average basis differential between such NYMEX prices and posted and/or spot prices actually received by the Company and (y) any gathering, transportation and processing fees, and in any event the prices so utilized will be consistent with those being used by EnCap Investments L.L.C. in connection with other similar investments of the type contemplated by this Agreement and the pricing assumptions being utilized by major U.S. banks actively involved in energy lending in their evaluation of oil and gas properties), escalated at a rate reasonably designated by the EnCap Related Entities; (E) lease operating expenses and production taxes derived from and consistent with those actually incurred by the Company, escalated at the same rate, if any, being applied to prices, and (F) such other assumptions as shall be designated by the EnCap Related Entities and approved by the Board of Directors.

          (iii) "Total Indebtedness " shall mean (without duplication) all liabilities of the Company and any of its consolidated subsidiaries in any of the following categories: (A) liabilities for borrowed money; (B) liabilities for the deferred purchase price of property or services; (C) liabilities evidenced by bonds, notes, debentures or other similar instruments; (D) liabilities which (1) would under GAAP be shown as a liability and (2) are payable more than one year from the date of creation thereof (other than reserves for taxes and reserves for contingent obligations); and (E) liabilities under futures contracts, forward contracts, swap, cap or collar contracts, option contracts, hedging contracts, other derivative contracts or other similar arrangements to the extent that such liabilities are not correctly reflected in the Subject Reserve Report; provided, that (x) amounts accrued to redeem the Preferred Units or representing dividends or other amounts payable on or with respect to the Preferred Units shall not be deemed or otherwise included in Total Indebtedness and (y) liabilities incurred by the Company and its consolidated subsidiaries on ordinary trade terms to vendors, suppliers or other persons providing goods and services for use by the Company or any such subsidiary in the ordinary course of its business shall not be included in Total Indebtedness unless and until such liabilities are outstanding more than 90 days past the original invoice or billing date therefor.


                                   ARTICLE VI

                        Management/Governance Provisions

     Section 6.1. Board of Directors. Except for situations in which the approval of the Members is required by this Agreement or by nonwaivable provisions of applicable law, the powers of the Company shall be exercised by or under the authority of, and the business and affairs of the Company shall be managed under the direction of managers who shall be referred to herein as the "Board of Directors" or the "Directors".

     Section 6.2. Certain Agreement.

     (a) From and after the date hereof, the Board of Directors of the Company shall be composed of five individuals. Each of Baytech, Parallel, the Tejon Related Parties (jointly), the Mansefeldt Related Parties (jointly) and the EnCap Related Parties (jointly) shall have the right to designate one individual to serve on the Board. The initial designees to the Board, as prescribed by the foregoing provisions of this subsection (a), are set forth in Exhibit 6.2(a); immediately after the execution and delivery of this Agreement by the parties hereto, the Board of Directors of the Company shall be composed of such designees, each of whom shall serve until his successor is duly selected and qualified or until such individual's death, resignation or removal.

     (b) Members of the Board of Directors will not be paid any fee for serving on the Board of Directors but will be entitled to reimbursement for reasonable out-of-pocket expenses in attending meetings of the Board of Directors.

     (c) Regular meetings of the Board of Directors shall be held quarterly at such times and places as the Board of Directors may from time to time determine.

     Section 6.3. Removal of Directors. Any Director may be removed from the Board of Directors, with or without cause, by the Member(s) who designated such Director to serve on the Board. Except as provided in the immediately preceding sentence, a Director may not be removed from the Board of Directors.

     Section 6.4. Vacancies. In the event that a vacancy is created on the Board of Directors at any time by the death, disability, retirement, resignation or removal of a Director, the Member(s) that had designated such Director to serve on the Board shall have the sole and exclusive right to designate a replacement therefor.

     Section 6.5. Meetings of Board of Directors.

     (a) Meetings of the Board of Directors, annual, regular or special, may be held either within or without the State of Texas.

     (b) An annual meeting of the Board of Directors for the transaction of such business as may properly come before the meeting, without notice, shall be held immediately after the annual meeting of Members and at the same place unless changed by consent of all the Persons then serving on the Board of Directors.

     (c) Regular meetings of the Board of Directors, of which no notice shall be necessary, shall be held at such times and places as may be fixed from time to time by resolution adopted by the Board and communicated to all Directors. Except as otherwise provided by statute, the Certificate, or this Agreement, any and all business may be transacted at any regular meeting.

     (d) Special meetings of the Board of Directors may be called on forty-eight
(48) hours' notice to each Director, either personally or by facsimile, overnight courier, or telegram by any Member. Except as may be otherwise expressly provided by statute, the Certificate or this

Agreement, neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

     (e) At all meetings of the Board of Directors the presence of a majority of the number of Directors fixed by or in the manner provided in this Agreement shall be necessary and sufficient to constitute a quorum for the transaction of business, except as otherwise provided by statute, the Certificate or this Agreement. The act of a majority in number of the Persons then serving on the Board of Directors shall be the act of the Board of Directors, unless the act of a greater number or certain specified Directors is required by statute, the Certificate or this Agreement, in which case the act of such greater number or specified Directors shall be requisite to constitute the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the Directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present. At any such adjourned meeting any business may be transacted that might have been transacted at the meeting as originally convened.

     (f) All meetings of the Board of Directors shall be presided over by the chairman of the meeting, who shall be a Person designated by a majority of the Directors present at the meeting. The chairman of any meeting of the Board of Directors shall determine the order of business and the procedure at the meeting, including such regulation of the manner of voting and the conduct of discussion as determined by him to be in order.

     (g) Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting, without prior notice and without a vote if a consent or consents in writing, setting forth the action so taken, is signed by the requisite number of Directors, or the specified Directors, that would be necessary to authorize or take such action at a meeting of the Board of Directors. A telegram, telex, cablegram, or similar transmission by a Director, or a photographic, photostatic, facsimile or similar reproduction of a writing signed by a Director, shall be regarded as signed by the Director for purposes of this Section 6.5.

     (h) Subject to the provisions of applicable law and this Agreement regarding notice of meetings, Persons serving on the Board of Directors may, unless otherwise restricted by the Certificate or this Agreement, participate in and hold a meeting of the Board of Directors by using conference telephone or similar communications equipment by means of which all Persons participating in the meeting can hear each other, and participation in a meeting pursuant to this
Section 6.5 shall constitute presence in Person at such meeting, except when a Person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting was not lawfully called or convened.

     Section 6.6. Certain Specified Actions Requiring Board Approval.

     (a) Notwithstanding anything in this Agreement or in the Certificate to the contrary, the Company (and the officers and agents acting on its behalf) shall not take any of the following actions without having first received the approval of the Board of Directors in accordance with this Agreement, unless such actions were previously approved by the Board of Directors as a part of the Annual Budget:

          (i) to commit to or  effect  any  Acquisition  (or  series of  related
     Acquisitions) (A) where the amount of the estimated Acquisition Costs attributable thereto is in excess of $50,000 or (B) where, with respect to a given calendar year and at the time of such Acquisition(s), cumulative Acquisition Costs incurred by the Company during such calendar year equal or exceed $150,000;

          (ii) to commit or otherwise agree to any Exploitation Plan (A) where the amount of the estimated capital expenditures attributable thereto is in excess of $50,000 or (B) where, with respect to any given calendar year and at the time of such Exploitation Plan, cumulative capital expenditures incurred by the Company during such calendar year equal or exceed $150,000;

          (iii) to commit to or incur any other expenditure or series of related expenditures not otherwise a part of an approved Acquisition or an Exploitation Plan (A) if the amount of such expenditure(s) exceeds $50,000 or (B) where, with respect to any given calendar year and at the time of such proposed expenditure(s), cumulative expenditures of this type incurred by the Company during such calendar year equal or exceed $150,000;

          (iv) to create, incur, or assume any indebtedness (exclusive, however, of any indebtedness under the Bank One Agreement);

          (v) to guarantee in the name or on behalf of the Company the payment of money or the performance of any contract or other obligation of any Person other than the Company;

          (vi) to mortgage, pledge, assign in trust or otherwise encumber any Company property, or assign any monies owed or to be owed to the Company, except as required under the Bank One Agreement;

          (vii) to establish and maintain an Annual Budget;

          (viii) to amend an Annual Budget in any material respect; to sell, lease, farmout, dispose, or abandon any of the Company's properties and assets in a single transaction or a series of related transactions;

          (x) to appoint the Company's independent certified public accountants and attorneys;

          (xi) to appoint the Company's independent petroleum engineers;

          (xii) to amend, modify or change in any material respect any loan or credit document, any purchase and sale document or any other material agreement to which the Company is a party;

          (xiii) to make any loans or any advance payments of compensation or other consideration to any officer or other employee of the Company;

          (xiv) to compromise or settle any lawsuit, administrative matter or other dispute to which the Company is a party or to repair or replace Company property damaged or destroyed as a result of an accident or other occurrence when the Company's share of the costs of repair or replacement (either individually or in the aggregate) is in excess of $50,000;

          (xv) to enter into any Hedging Transaction;

          (xvi) to pay any management or similar fees to a Member other than as provided in Section 6.10;

          (xvii) to admit a new Member or authorize a new class or series of securities of the Company;

          (xviii)  while  the  Preferred  Units  are  outstanding,   to  make  a
     distribution to the
     Common Unitholders under Section 5.3,

          (xix) except as provided in Section 5.2 or Section 9.3, to issue or repurchase any debt or equity securities (including any Option Securities) of the Company;

          (xx) to merge or consolidate the Company with any other entity, convert the Company into another form of entity or exchange interests with any other Person or entity;

          (xxi) to dissolve the Company;

          (xxii) to commence a voluntary bankruptcy by the Company;

          (xxiii) to bind or obligate the Company with respect to any matter outside the scope of the Company's business;

          (xxiv) to loan Company funds to any Member or an Affiliate thereof;

          (xxv) with respect to the Bank One Agreement: (A) to alter, supplement, modify or amend the Bank One Agreement in any respect; (B) to cause the Partnership to make any voluntary prepayment of the loans due and owing under the Bank One

     Agreement; (C) to request a redetermination of the applicable borrowing base under the Bank One Agreement; (D) to submit a request for borrowing under the Bank One Agreement; or (E) to take any other material action or make any material election under the Bank One Agreement;

          (xxvi) to  approve  the  assumptions  designed  by the  EnCap  Related
     Entities pursuant to clause (F) of the definition of Subject Reserve Report, as referenced in Section 5.6 (c); or

          (xxvii) to consent to any of the matters referenced in the last sentence of Section 7.7.

     (b) Notwithstanding the Act or anything herein or in the Certificate to the contrary, no separate Member vote, consent or approval shall be required with respect to any of the matters specified in this Section 6.6 requiring Board of Director approval.

     Section 6.7. Officers.

     (a) The Board of Directors may, from time to time, designate one or more Persons to be officers of the Company. No officer need be a resident of the State of Texas, a Member or a Director. Any officers so designated shall have such authority and perform such duties as the Board of Directors may, from time to time, delegate to them. The Board of Directors may assign titles to particular officers. Unless the Board of Directors decide otherwise, if the title is one commonly used for officers of a business corporation formed under the Delaware General Corporation Law (or any successor statute), the assignment of such title shall constitute the delegation to such officer of the authority and duties that are normally associated with that office, subject to any specific delegation of authority and duties made to such officer by the Board of Directors pursuant to this subsection (a) and the other terms and provisions hereof (including Section 6.6). Each officer shall hold office until his successor shall be duly designated and shall qualify or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. Any number of offices may be held by the same Person. The salaries or other compensation, if any, of the officers and agents of the Company shall be fixed from time to time by the Board of Directors.

     (b) Any officer may resign as such at any time. Such resignation shall be made in writing and shall take effect at the time specified therein, or if no time be specified, at the time of its receipt by the Board of Directors. The acceptance of a resignation shall not be necessary to make it effective, unless expressly so provided in the resignation. Any officer may be removed as such, either with or without cause, by the Board of Directors; provided, however, that such removal shall be without prejudice to the contract rights, if any, of the Person so removed. Designation of an officer shall not of itself create contract rights. Any vacancy occurring in any office of the Company may be filled by the Board of Directors.

     Section 6.8. Certain Agreed Upon Actions.

     (a) Contemporaneously with the execution and delivery of this Agreement by the parties hereto, (i) the Company is authorized to, and shall, pay to Tejon the sum of $2,166,876.03 in respect of the Tejon Subordinated Note and (ii) the Company shall pay to Mansefeldt the sum of $2,166,876.03 in respect of the Mansefeldt Subordinated Note. The Company and Tejon acknowledge and agree that payment to Tejon of the sum referenced in clause (i) of the first sentence of this subsection (a) shall constitute full and complete payment of all amounts due and owing by the Company under the Tejon Subordinated Note; and Tejon further agrees that upon receipt of such sum, it will immediately deliver the original executed Tejon Subordinated Note to the Company for cancellation and authorizes the Company to affix or write a notation to such note to the effect that it has been paid in full. The Company and Mansefeldt acknowledge and agree that payment to Mansefeldt of the sum referenced in clause (ii) of the first sentence of this subsection (a) shall constitute full and complete payment of all amounts due and owing by the Company under the Mansefeldt Subordinated Note; and Mansefeldt further agrees that upon receipt of such sum, it will immediately deliver the original executed Mansefeldt Subordinated Note to the Company for cancellation and authorizes the Company to affix or write a notation to such note to the effect that it has been paid in full.

     (b) Contemporaneously with the execution and delivery of this Agreement, by the parties hereto, (i) the Company is authorized to, and shall, pay to Tejon the sum of $1,556,350.70 for assignment of all of Tejon's right, title and interest in and to the Baytech/Tejon Tenn Loan Note and the Baytech/Tejon Loan Documents and (ii) the Company is authorized to, and shall, pay to Mansefeldt the sum of $1,556,350.70 for assignment of all of Mansefeldt's right, title and interest in and to the Baytech/Mansefeldt Term Loan Note and the Baytech/Mansefeldt Loan Documents. Upon receipt of such sum, (A) Tejon will deliver to the Company the Baytech/Tejon Loan Documents, including the Baytech/Tejon Term Loan Note bearing its executed endorsement in the form attached hereto as Exhibit 6.8(b)-l and (B) Mansefeldt will deliver to the Company the Baytech/Mansefeldt Loan Documents, including the Baytech/Mansefeldt Term Loan Note bearing its executed endorsement in the form attached hereto as
Exhibit 6.8(b)-2. The Company is authorized to, and shall, convert each of the Baytech/Tejon Term Loan Note and the Baytech/Mansefeldt Term Loan Note into Common Units on and effective as of July 1, 2000, and the officers of the Company are hereby directed to take all such actions as are reasonably necessary to effectuate the foregoing on such date.

     (c) Contemporaneously with the execution and delivery of this Agreement by the parties hereto, the Company is authorized to, and shall, execute and deliver that certain Bank One Payment Agreement, substantially in the form of the instrument attached hereto as Exhibit 6.8(c) in all material respects, whereby the Company will pay Bank One, Texas, N.A. and Banc One Capital Markets, Inc. the Arrangement Fee (in lieu of any exercise of the Warrant Option) for the sum of $1,250,000, and as otherwise provided in the Bank One Payment Agreement. In connection with the foregoing, Tucker S. Bridwell is hereby expressly authorized to execute the document described in the immediately preceding sentence in the name and on behalf of the Company as its duly authorized representative (and the other parties to such agreement are expressly authorized to rely on this sentence and the other provisions of this subsection as proof of Tucker S. Bridwell's authority to so execute such agreement in the name and on behalf of the Company).

     Section 6.9. Use of EnCap Related Parties' Capital Contributions. The Company shall use the Capital Contributions made by the EnCap Related Parties pursuant to Section 4.2 as follows: (i) $300,000 shall be used by the Company for the exclusive purpose of effecting the transactions contemplated by Section 6.8(a); (ii) $3,100,000 shall be used by the Company for the exclusive purpose of effecting the transactions contemplated by Section 6.8(b); (iii) $1,250,000 shall be used by the Company for the exclusive purpose of effecting the transactions contemplated by Section 6.8(c); and (iv) $11,350,000 shall be used to fund development costs on the Company's properties.

     Section 6.10. Management Fees. In consideration of providing various managerial and other services and assistance to the Company from time to time, the Company is hereby authorized to pay to the Members listed below an annual cash management fee for calendar years 2000 and 2001 and thereafter as approved by the Board in accordance with the terms hereof:

                   Member(s)                Fee

                  Baytech             $150,000 per year

                  Parallel             $75,000 per year

                 Mansefeldt/Tejon      $75,000 per year


     The fees referenced above shall be paid to the Members entitled to them in installments as determined by the Board.

     Section 6.11. Placement Fee. Immediately after the execution and delivery of this Agreement by the parties hereto, the Company shall pay to the EnCap Related Entities a placement fee equal to $320,000. The placement fee shall be shared by and allocated among the EnCap Related Entities in the same proportions as they acquired Common Unit and Preferred Units hereunder. The placement fee shall be tendered to the EnCap Related Entities by the Company via wire transfer of immediately available funds to an account or accounts designated in writing to the Company by EnCap Investments L.L.C.


                                   ARTICLE VII

          Accounting and Banking Matters; Capital Accounts; Tax Matters

     Section 7.1. Books and Records. The Company shall keep and maintain full and accurate books of account for the Company in accordance with generally accepted accounting principles consistently applied in accordance with the terms of this Agreement. Such books shall be maintained at the principal United States office of the Company.

     Section 7.2. Fiscal Year. The calendar year shall be selected as the accounting year of the Company and the books of account shall be maintained on an accrual basis.

     Section 7.3. Bank Accounts. The Company shall maintain one or more bank accounts in the name of the Company in such bank or banks as may be determined by the Board of Directors, which accounts shall be used for the payment of expenditures incurred by the Company in connection with the business of the Company and in which shall be deposited any and all receipts of the Company. All such receipts shall be and remain the property of the Company and shall not be commingled in any way with funds of any other Person.

     Section 7.4. Capital Accounts.

     (a) A capital account shall be established and maintained for each Member. Each Member's capital account (a) shall be increased by (i) the amount of money contributed by that Member to the Company, (ii) the fair market value of property contributed by that Member to the Company (net of liabilities secured by the contributed property that the Company is considered to assume or take subject to under section 752 of the Internal Revenue Code), and (iii) the amount of any item of taxable income or gain and the amount of any item of income and gain exempt from tax allocated to such Member for federal income tax purposes, and (b) shall be decreased by (i) the amount of money distributed to that Member of the Company, (ii) the fair market value of property distributed to that Member by the Company (net of liabilities secured by the distributed property that the Member is considered to assume or take subject to under section 752 of the Internal Revenue Code), (iii) allocations to that Member of expenditures of the Company described in section 705(a)(2)(B) of the Code, and (iv) allocations to that Member of Company loss and deduction (or items thereof). The Members' capital accounts also shall be maintained and adjusted as permitted by the provisions of Treasury Regulation sections 1.704- 1(b)(2)(iv)(f) and as required by the other provisions of Treasury Regulation sections 1.704- 1(b)(2)(iv) and 1.704-1(b)(4), including adjustments to reflect the allocations to the Members of depreciation, depletion, amortization, and gain or loss as computed for book purposes rather than the allocation of the corresponding items as computed for tax purposes, as required by Treasury Regulation section 1.704-1(b)(2)(iv)(g).

     (b) Notwithstanding the foregoing provisions of this Section 7.4, the Members' capital accounts shall be adjusted on the date of this Agreement in the manner required under Treasury Regulation 1.704-1(b)(2)(iv)(f) to reflect the fair market value of the Company's assets immediately prior to the date of this Agreement, which value shall be determined by reference to the Capital Contributions made to the Company for additional Common Units under Sections 4.2 and 4.3. Thereafter, the Members' capital accounts shall be maintained and adjusted as permitted by the provisions of Treasury Regulation 1.704-1(b)(2)(iv) and 1.704-1(b)(4), including adjustments to reflect the allocations to the Members of depreciation, depletion, amortization and gain or loss as computed for book purposes rather than the allocation of the corresponding items as
computed  for  tax  purposes,   as  required  by  Treasury   Regulation  1.704-
1(b)(2)(iv)(g).

     (c) On the transfer of all or part of a Member's Units, the capital account of the transferor that is attributable to the transferred Units shall carry over to the transferee Member in accordance with the provisions of Treasury Regulation 1.704-1(b)(2)(iv)(1).

     Section 7.5. Tax Partnership. The Members agree to classify the Company as a partnership for federal tax purposes. Neither the Company, any Member nor any officer or other representative of any of the foregoing shall file an election to classify the Company as an association taxable as a corporation for federal tax purposes.

     Section 7.6. Tax Elections. The Company shall make the following elections:

     (a) To elect the calendar year as the Company's fiscal year if permitted by applicable law;

     (b) To elect the accrual method of accounting;

     (c) If requested by a Member, to elect, in accordance with Sections 734, 743 and 754 of the Internal Revenue Code and applicable regulations and comparable state law provisions, to adjust basis in the event any Unit is transferred in accordance with this Agreement or any Company property is distributed to any Member;

     (d) To elect to treat all organizational and start-up costs of the Company as deferred expenses amortizable over 60 months under Sections 195 and 709 of the Internal Revenue Code; and

     (e) To elect with respect to such other federal, state and local tax matters as the Board of Directors shall approve.

     Section 7.7. Tax Matters Partner. The Board shall from time to time designate a Member to act as the "tax matters partner" under Section 6231 of the Internal Revenue Code, subject to replacement by the Board (such Member, in this Section, being called the "tax matters partner"). The tax matters partner shall promptly notify the Members if any tax return or report of the Company is audited or if any adjustments are proposed by any governmental body. In addition, the tax matters partner shall promptly furnish to the Members all notices concerning administrative or judicial proceedings relating to federal income tax matters as required under the Internal Revenue Code. During the pendency of any such administrative or judicial proceeding, the tax matters partner shall furnish to the Members periodic reports, not less often than monthly, concerning the status of any such proceeding. Without the consent of the Board, the tax matters partner shall not extend the statute of limitations, file a request for administrative adjustment, file suit concerning any tax refund or deficiency relating to any Company administrative adjustment or enter into any settlement agreement relating to any Company item of income, gain, loss, deduction or credit for any fiscal year of the Company.

     Section 7.8. Confidentiality. Except as may be required by applicable law or valid subpoena or other lawful process or by the rules of any applicable stock exchange or other self-regulatory body or other regulatory requirements, each Member agrees that it will (consistent with its reasonable practices and procedures adopted in good faith for handling confidential information) keep confidential all Company geological, geophysical and seismic information and any and all other information or data relating to the Company's properties and other assets, the acquisition or exploration prospects of the Company, the production from such properties or prospects and the Company's financial information, and will not disclose any such information to any person whatsoever (other than such Member's officers, directors, employees, beneficial owners, attorneys, accountants, advisors or potential transferees (provided each of such persons is informed of the confidential nature of such information) or to another Member and its representatives); provided, however, that the foregoing covenant of each Member shall not apply to any information that (a) was or becomes generally available to the public other than as a result of disclosure by such Member, (b) becomes available to such Member from a source other than the Company, provided that such source is not (to the knowledge of such Member) bound by a confidentiality agreement with the Company or (c) such Member can establish was within its possession prior to it being furnished to such Member by or on behalf of the Company, provided that the source of such information was not (to the knowledge of such Member) bound by a confidentiality agreement with the Company in respect thereof.


                                  ARTICLE VIII

                                 Indemnification

     Section 8.1. Power to Indemnify in Actions. Suits or Proceeding Other Than Those by or in the Right of the Company. Subject to Section 8.3, the Company shall indemnify any Person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that he is or was a Member, Director or officer of the Company, or is or was serving at the request of the Company as a member, manager, director, officer, employee or agent of another limited liability company, corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contenders or its equivalent, shall not, of itself, create a presumption that the Person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     Section 8.2. Power to Indemnify in Actions, Suits or Proceedings by or in the Right of the Company. Subject to Section 8.3, the Company shall indemnify any Person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that he is or was a Member, Director or officer of the Company, or is or was serving at the request of the Company as a member, manager, director, officer, employee or agent of another limited liability company, corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company and except that no indemnification shall be made in respect of any claim, issue or matter as to which such Person shall have been adjudged to be liable for negligence or willful misconduct in the performance of his duty to the Company or for a material breach of this Agreement unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such Person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

     Section 8.3. Authorization of Indemnification. Any indemnification under this Article VIII (unless ordered by a court) shall be made by the Company only as authorized in the specific case upon a determination that indemnification of the Member, Director or officer is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 8.1 or Section 8.2. Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of Directors who were not parties to such action,, suit or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or (iii) by the Members. To the extent that a Member, Director or officer has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 8.1 or Section 8.2, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith, without the necessity of authorization in the specific case.

     Section 8.4. Good Faith Defined.  For purposes of any  determination  under
Section 8.3, a Person shall be deemed to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe his conduct was unlawful, if his action is based on the records or books of account of the Company or another enterprise, or on information supplied to him by the Directors or officers of the Company or another enterprise in the course of their duties, or on the advice of legal counsel for the Company or another enterprise or on information or records given or reports made to the Company or another enterprise by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Company or another enterprise. The term "another enterprise" as used in this Section 8.4 shall mean any other limited liability company, corporation, partnership, joint venture, trust, employee benefit plan or other enterprise of which such Person is or was serving at the request of the Company as a member, manager, director, officer, employee or agent. The provisions of this Section
8.4 shall not be deemed to be exclusive or to limit in any way the circumstances in which a Person may be deemed to have met the applicable standard of conduct set forth in Section 8.1 or Section 8.2, as the case may be.

     Section 8.5. Indemnification by a Court. Notwithstanding any contrary determination in the specific case under Section 8.3, and notwithstanding the absence of any determination thereunder, any Member, Director or officer of the Company may apply to any court of competent jurisdiction in the State of Texas (which court shall apply Delaware law) for indemnification to the extent otherwise permissible under Sections 8.1 and 8.2. The basis of such indemnification by a court shall be a determination by such court that indemnification of the Member, Director or officer of the Company is proper in the circumstances because he has met the applicable standards of conduct set forth in Section 8.1 or 8.2, as the case may be. Neither a contrary determination in the specific case under Section 8.3 nor the absence of any determination thereunder shall be a defense to such application or create a presumption that the Member, Director or officer of the Company seeking indemnification has not met any applicable standard of conduct. Notice of any application for indemnification pursuant to this Section 8.5 shall be given to the Company promptly upon the filing of such application. If successful, in whole or in part, the Member, Director or officer of the Company seeking indemnification shall also be entitled to be paid the expense of prosecuting such application.

     Section 8.6. Expenses Payable in Advance. Expenses incurred by a Member, Director or officer of the Company in defending or investigating a threatened or pending action, suit or proceeding shall be paid by the Company in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such Member, Director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company as authorized by this Article VIII.

     Section 8.7. Nonexclusivity of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by or granted pursuant to this Article VIII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any agreement, contract, vote of Members or disinterested Directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, it being the policy of the Company that indemnification of the Persons specified in Sections 8.1 and 8.2 shall be made to the fullest extent permitted by law. The provisions of this Article VIII shall not be deemed to preclude the indemnification of any Person who is not specified in Section 8.1 or Section 8.2 but whom the Company has the power or obligation to indemnify under the provisions of the Act or otherwise.

     Section 8.8. Insurance. The Company may purchase and maintain insurance on behalf of any Person who is or was a Member, Director or officer of the Company, or is or was a serving at the request of the Company as a member, manager, director, officer, employee or agent of another limited liability company, corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Company would have the power or the obligation to indemnify him against such liability under the provisions of this Article VIII.

     Section 8.9. Certain Definitions. For purposes of this Article VIII, references to "the Company" shall include, in addition to the resulting entity, any constituent entity (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its members, managers, directors, officers, and employees or agents, so that any Person who is or was a member, manager, director, officer, employee or agent of such constituent entity, or is or was serving at the request of such constituent entity as a member, manager, director, officer, employee or agent of another limited liability company, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Article VIII with respect to the resulting or surviving entity as he would have with respect to such constituent entity if its separate existence had continued. For purposes of this Article VIII, references to "fines" shall include any excise taxes assessed on a Person with respect to an employee benefit plan; and references to "serving at the request of the Company" shall include any service as a member, manager, director, officer, employee or agent of the Company which imposes duties on, or involves services by, such member, manager, director or officer with respect to an employee benefit plan, its participants or beneficiaries; and a Person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Article VIII.

     Section 8.10. Survival of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article VIII shall, unless otherwise provided when authorized or ratified, continue as to a Person who has ceased to be a Member, Director or officer and shall inure to the benefit of the heirs, executors and administrators of such a Person.

     Section 8.11. Limitation on Indemnification. Notwithstanding anything contained in this Article VIII to the contrary, except for proceedings to enforce rights to indemnification (which shall be governed by Section 8.5), the Company shall not be obligated to indemnify any Member, Director or officer in connection with a proceeding (or part thereof) initiated by such Person unless such proceeding (or part thereof) was authorized or consented to by the Board of Directors.

     Section 8.12. Indemnification of Employees and Agents. The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and the advancement of expenses to employees and agents of the Company similar to those conferred in this Article VIII to Members, Directors and officers of the Company.

     Section 8.13. Severability. The provisions of this Article VIII are intended to comply with the Act. To the extent that any provision of this
Article VIII authorizes or requires indemnification or the advancement of expenses contrary to the Act or the Certificate, the Company's power to indemnify or advance expenses under such provision shall be limited to that permitted by the Act and the Certificate and any limitation required by the Act or the Certificate shall not affect the validity of any other provision of this
Article VIII.

                                   ARTICLE IX

     Dispositions of Units and Substitutions; Redemption of Preferred Units

     Section 9.l. Dispositions. A Member may Dispose of Units, in whole or in part, subject to the following: (a) no such Disposition shall be made if such Disposition would result in the violation of any applicable federal or state securities laws; and (b) the Company shall not be required to recognize any such Disposition until the instrument pursuant to which the Units are to be Disposed has been delivered to the Board of Directors for recordation on the books of the Company. Any costs incurred by the Company in connection with any Disposition by a Member of all or a part of its Units shall be borne by such Member.
Notwithstanding anything herein to the contrary, the terms and provisions of this Section 9.1 shall not be deemed to be applicable to a redemption of the Preferred Units as provided in Section 9.3.

     Section 9.2. Substitution.

     (a) Unless an assignee of Units becomes a Member in accordance with the provisions set forth below, such assignee shall not be entitled to any of the rights granted to a Member hereunder in respect of such Units, other than the right to receive allocations of income, gain, loss, deduction, credit and similar items and distributions to which the assignor would otherwise be entitled, to the extent such items are assigned.

     (b) An assignee of the Units of a Member, or any portion thereof, shall become a Member entitled to all of the rights of a Member in respect of such Units if, and only if (i) the assignor gives the assignee such right, (ii) the other Members consent to such substitution (which consent shall not be unreasonably withheld, conditioned or delayed) and (iii) the assignee executes and delivers such instruments, in form and substance reasonably satisfactory to the other Members, as the other Members may deem reasonably necessary to effect such substitution and to confirm the agreement of the assignee to be bound by all of the terms and provisions of this Agreement.

     Section 9.3. Redemption of Preferred Units.

     (a) The Company shall have the option to redeem the Preferred Units (in multiples of an aggregate of 100,000 Preferred Units, with the Preferred Units of each Preferred Unitholder thereof being redeemed on a pro rata basis) at any time at a cash redemption price per Preferred Unit equal to the Liquidation Amount divided by the number of Preferred Units then outstanding; provided, that if the Company elects to effect a redemption on or prior to December 31, 2002, the Liquidation Amount shall be increased by an amount equal to X multiplied by Y, where "X" equals the cumulative cash dividends that would have been earned hereunder on the Preferred Units so redeemed in the absence of such redemption from the date of the redemption through December 31, 2002, and where "Y" equals
 .50. If the Company so elects to effect a redemption under this subsection (a), it shall give notice of same to the Preferred Unitholders not less than 30
Business Days prior to the date on which such redemption is to be made. Contemporaneously with a redemption of less than all of the Preferred Units outstanding, the

Designated Amount shall be reduced by the aggregate amount paid with respect to such redemption exclusive of (i) that portion of such payment that represents the payment of distributions cumulated but not paid and (ii) if applicable, any additional amount added to the Liquidation Amount as described in the proviso to the first sentence of this subsection (a).

     (b) On the fifth anniversary date of the date hereof and provided the Preferred Units have not been previously redeemed in full pursuant to subsection
(a), the Company shall be required to redeem all of the Preferred Units at a cash redemption price per share equal to the Liquidation Amount divided by the number of Preferred Units then outstanding.


                                    ARTICLE X

                    Dissolution, Liquidation, and Termination

     Section 10.1. Dissolution. The Company shall dissolve and its affairs shall be- wound up on the first to occur of the following:

     (a) December 31, 2015;

     (b) the  election  by the Board to  dissolve  the  Company as  provided  in
Section 6.6(a)(xxi);

     (c) the sale or other disposition of all or substantially all of the assets of the Company; or

     (d) entry of a decree of judicial dissolution of the Company under Section 18-802 of the Act.

     Section 10.2. Liquidation and Termination. On dissolution of the Company, the liquidator shall be a Person selected by the Board of Directors. The liquidator shall proceed diligently to wind up the affairs of the Company and make final distributions as provided herein and in the Act. The costs of liquidation shall be borne as a Company expense. Until final distribution, the liquidator shall continue to operate the Company properties with all of the power and authority of the Director. The steps to be accomplished by the liquidator are as follows:

     (a) as promptly as possible after dissolution and again after final liquidation, the liquidator shall cause a proper accounting to be made of the Company's assets, liabilities, and operations through the last day of the calendar month in which the dissolution occurs or the final liquidation is completed, as applicable.

     (b) The liquidator shall pay, satisfy or discharge from Company funds all of the debts, liabilities and obligations of the Company (including, without limitation, all expenses incurred in liquidation) or otherwise make adequate provision for payment and discharge thereof

(including, without limitation, the establishment of a cash escrow fund for contingent liabilities in such amount and for such term as the liquidator may reasonably determine).

     (c) All remaining assets of the Company shall be distributed to the Members as follows:

          (i) the liquidator may sell any or all Company property and any resulting gain or loss from each sale shall be computed and allocated to the capital accounts of the Members as provided in Section 5.1;

          (ii) with respect to all Company property that has not been sold, the fair market value of that property shall be determined and the capital accounts of the Members shall be adjusted to reflect the manner in which the unrealized income, gain, loss, and deduction inherent in property that has not been reflected in the capital accounts previously would be allocated among the Members under Section 5.1 if there were a taxable disposition of that property for the fair market value of that property on the date of distribution; and

          (iii) Company property shall be distributed among the Members in the amounts specified in Sections 5.2 and 5.3.

     All distributions in kind to the Members shall be valued for purposes of determining each Member's interest therein at its fair market value at the time of such distribution, and such distributions shall be made subject to the liability of each distributes for costs, expenses, and liabilities theretofore incurred or for which the Company has committed prior to the date of termination, and those costs, expenses, and liabilities shall be allocated to the distributes pursuant to this Section 10.2. It is intended that the foregoing distributions to each Member will be equal to each Member's respective positive capital account balance as determined after giving effect to the foregoing adjustments and to all adjustments attributable to allocations of items of income, gain, loss and deduction realized by the Company during the taxable year in question and all adjustments attributable to contributions and distributions of money and property effected prior to such distribution. To the extent that any such Member's positive capital account balance does not correspond to such distribution, the allocations provided for in Section 5.1 shall be adjusted, to the least extent necessary, to produce a capital account balance for the Partner which corresponds to the amount of such distribution. Any distribution to the Members in liquidation of the Company shall be made by the later of the end of the taxable year in which the liquidation occurs or 90 days after the date of such liquidation. For purposes of the preceding sentence, the term "liquidation" shall have the same meaning as set forth in Treasury Regulation 1.704-l(b)(2)(ii). The distribution of cash and/or property to a Member in accordance with the provisions of this Section 10.2 constitutes a complete return to the Member of its Capital Contribution and a complete distribution to the Member of its Units and all the Company's property and constitutes a compromise to which all Members have consented within the meaning of Section 18-502(b) of the Act. To the extent that a Member returns funds to the Company, it has no claim against any other Member for those funds.

     Section 10.3 Deficit Capital Accounts. Notwithstanding anything to the contrary contained in this Agreement, and notwithstanding any custom or rule of law to the contrary, no Member shall be obligated to restore a deficit balance in its capital account at any time.

     Section 10.4 Certificate of Cancellation. On completion of the distribution of Company assets as provided herein, the Company shall be terminated and the Members shall file a certificate of cancellation with the Secretary of State of Delaware, cancel any other filings made pursuant to Section 1.5, and take such other actions as may be necessary to terminate the Company.


                                   ARTICLE XI

                         Representations and Warranties

     Section 11.1. Representations and Warranties of Members to Each Other. Each Member hereby severally (and not jointly or jointly and severally) as to itself only represents, warrants and covenants to the other Members as follows:

     (a) Such Member (if not an individual) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its formation.

     (b) Such Member has the requisite power and authority to execute and deliver this Agreement and to perform its obligations hereunder. Such Member, if an individual, is not a minor and has the requisite legal capacity to execute and deliver this Agreement and to perform its obligations hereunder.

     (c) The execution, delivery and performance by such Member (if not an individual) of this Agreement has been duly and validly authorized by all requisite limited liability company, partnership or corporate (as applicable) action.

     (d) The execution, delivery and performance by such Member of this Agreement (i) (if not an individual) is within its limited liability, partnership or corporate (as applicable) powers and (ii) will not (A) be in contravention of or violate any provisions of its charter or other governing documents, as amended to the date hereof (in the instance of a Member not an individual), or (ii) be in contravention of or result in any breach or constitute a default under any applicable law, rule, regulation, judgment, license, permit or order or any loan, note or other agreement or instrument to which such Member is a party or by which it or any of its properties are bound.

     (e) When delivered to the other Members, this Agreement will have been duly and validly executed and will be binding upon such Member and enforceable in accordance with the terms hereof.

     (f)  No  consent,  approval,   authorization  or  order  of  any  court  or
governmental agency or authority or of any third party which has not been obtained is required in connection with the execution, delivery and performance by such Member of this Agreement.

     (g) Such Member nor any of its Affiliates has employed or retained any broker, agent or finder in connection with this Agreement or the transactions contemplated herein, or paid or agreed to pay any brokerage fee, finder's fee, commission or similar payment to any Person on account of this Agreement or the transactions provided for herein (exclusive of the placement fee paid by the Company under Section 6.11); and such Member shall indemnify and hold harmless the Company and the other Members from any costs, including attorneys' fees, and liability arising from the claim of any broker, agent or finder employed or retained by such Member in connection with the Company or this Agreement.

     (h) There is no pending or, to such Member's knowledge (after due inquiry), threatened judicial, administrative or arbitral action, suit or proceeding against or investigation of such Member or its ability to perform its obligations under this Agreement.

     Section 11.2. Representations and Warranties of EnCap Related Entities. Each of the EnCap Related Entities hereby severally (and not jointly or jointly and severally) and as to itself only represents, warrants and covenants to the other Members as follows:

     (a) It is an "accredited investor" as such term is defined in Regulation D promulgated under the Securities Act. It is acquiring its Units as contemplated hereby for its own account for investment and not with a view to, or for sale or other disposition in connection with, any distribution of all or any part thereof, except in compliance with applicable federal and state securities laws.

     (b) It understands that the Units issued to it hereunder will not have been registered pursuant to the Securities Act or any applicable state securities laws, that the Units will be characterized as "restricted securities" under federal securities laws, and that under such laws and applicable regulations the Units cannot be sold or otherwise disposed of without registration under the Securities Act or an exemption therefrom.

     (c) It has, prior to its execution of this Agreement, been furnished with sufficient written and other information about the Company to make an informed investment decision.

     Section 11.3. Representations and Warranties of Jones Foundation, Owen, Owen Foundation, Stai, Bridwell and Tejon to the Other Members. Each of Jones Foundation, Owen, Owen Foundation, Stai, Bridwell and Tejon hereby severally (and not jointly or jointly and severally) and as to itself only represents, warrants and covenants to the other Members as follows:

     (a) It is an "accredited investor" as such term is defined in Regulation D promulgated under the Securities Act. It is acquiring its Units as contemplated hereby for its own account for investment and not with a view to, or for sale or other disposition in connection with, any distribution of all or any part thereof, except in compliance with applicable federal and state securities laws.

     (b) It understands that the Units issued to it hereunder will not have been registered pursuant to the Securities Act or any applicable state securities laws, that the Units will be characterized as "restricted securities" under federal securities laws, and that under such laws and applicable regulations the Units cannot be sold or otherwise disposed of without registration under the Securities Act or an exemption therefrom.

     (c) It has, prior to its execution of this Agreement, been furnished with sufficient written and other information about the Company to make an informed investment decision.

     Section 11.4. Representations and Warranties of Current Members to the EnCap Related Entities. Each Current Member hereby represents and warrants to the EnCap Related Entities that (a) as of the date hereof, none of the financial statements or other written documents or information delivered herewith or heretofore by or on behalf of the Company or such Member to the EnCap Related Entities in connection with this Agreement, the Company or its assets contains any untrue statement of a material fact or omits to state any material fact (other than facts which the EnCap Related Entities recognize to be industry risks normally associated with the oil and gas business) necessary to keep the statements contained herein or therein from being misleading; and (b) there is no fact peculiar to the Company or its assets (other than facts which the EnCap Related Entities recognize to be industry risks normally associated with the oil and gas business) which materially adversely affects or in the future may (so far as Member can now reasonably foresee) materially adversely affect the Company, its financial condition or its assets and which has not been set forth in this Agreement or in the other documents, certificates and statements furnished to the EnCap Related Entities by or on behalf of the Company or such Member prior to the date hereof in connection with the transactions contemplated hereby.

     Section 11.5. Survival of Representations and Warranties. All representations, warranties and covenants made by each of the Members in this Agreement or any other document contemplated thereby or hereby shall be considered to have been relied upon by the other party hereto and shall survive the execution and delivery of this Agreement or such other document, regardless of any investigation made by or on behalf of any such party.


                                   ARTICLE XII

                               General Provisions

     Section 12.l. Notices. Except as expressly set forth to the contrary in this Agreement, all notices, requests, or consents provided for or permitted to be given under this Agreement must be in writing and must be given either by depositing that writing in the United States mail, addressed to the recipient, postage paid, and registered or certified with return receipt requested or by delivering that writing to the recipient in person, by courier, or by facsimile transmission; and a notice, request, or consent given under this Agreement is effective on receipt by the Person to receive it. All notices, requests, and consents to be sent to a Member must be sent to or made at the addresses given for that Member on Exhibit 3.1 or such other address as that Member may specify by notice to the other Members. All notices, requests, and consents to be sent to the Company must be sent to or made at the address of the Company's principal place of business (with the fax number being (915) 686-7034) or such other address (or fax number) as the Company may specify by notice to the Members.

     Section 12.2. Amendment or Modification. This Agreement may be amended or modified from time to time only by a written instrument executed and agreed to by those Common Unitholders whose aggregate Common Unit Sharing Percentages equal or exceed 90 %; provided, however, that if at the time of such proposed amendment or modification, all or a portion of the Preferred Units are outstanding, then any such amendment or modification must also receive the prior written approval of those Preferred Unitholders whose aggregate Preferred Unit Sharing Percentages equal or exceed 90 % if such amendment or modification adversely affects the rights, preferences, or privileges of the Preferred Units; provided, further, that any amendment or modification to this Agreement that increases a Member's required Capital Contributions to the Company or its liability for Company debt and obligations shall only be effective with the written approval of such Member; and provided, further, this Section 12.2 shall not be amended or modified without the prior written approval of all of the Members.

     Section 12.3. Entire Agreement. This Agreement constitute the full and complete agreement of the parties hereto with respect to the subject matter thereof. Without limitation of the foregoing, this Agreement supersedes in its entirety the Original Company Agreement and any amendments, modifications or changes thereto.

     Section 12.4. Effect of Waiver or Consent. The failure of any Person to insist upon strict performance of a covenant hereunder or of any obligation hereunder, irrespective of the length of time for which such failure continues, shall not be a waiver of such Person's right to demand strict compliance in the future. No consent or waiver, express or implied, to or of any breach or default in the performance of any obligation hereunder shall constitute a consent or waiver to or of any other breach or default in the performance of the same or any other obligation hereunder.

     Section 12.5. Successors and Assigns. Subject to Article IX, this Agreement shall be binding upon and inure to the benefit of the Members and their respective heirs, legal representatives, successors, and assigns.

     Section 12.6 Governing Law. THIS AGREEMENT IS GOVERNED BY AND SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF DELAWARE, EXCLUDING ANY CONFLICT-OF-LAWS RULE OR PRINCIPLE THAT MIGHT REFER THE GOVERNANCE OR THE CONSTRUCTION OF THIS AGREEMENT TO THE LAW OF ANOTHER JURISDICTION.

     Section 12.7. Severability. If any provision of this Agreement is held to be unenforceable, this Agreement shall be considered divisible and such provision shall be deemed inoperative to the extent it is deemed unenforceable, and in all other respect this Agreement shall remain in full force and effect; provided, however, that if any provision may be made enforceable by limitation thereof, then such provision shall be deemed to be so limited and shall be enforceable to the maximum extent permitted by applicable law.

     Section 12.8. Further Assurances. In connection with this Agreement and the transactions contemplated hereby, each Member shall execute and deliver any additional documents and instruments and perform any additional acts that may be necessary or appropriate to effectuate and perform the provisions of this Agreement and those transactions.

     Section 12.9. Title to Company Property. All property owned by the Company, whether real or personal, tangible or intangible, shall be deemed to be owned by the, Company, and no Member, individually, shall have any ownership of such property. The Company shall hold all of its property in its own name.

     Section 12.10. Public Announcements. The Company or any Member shall issue a press release or other public statement with respect to this Agreement or the transactions contemplated hereby only after having providing reasonable advance notice of same to the other Members.

     Section 12.11. No Third Party Beneficiaries. Except as otherwise provided in Section 6.8(c) and in Article VIII, it is the intent of the parties hereto that no third-party beneficiary rights be created or deemed to exist in favor of any Person not a party to this Agreement, unless otherwise expressly agreed to in writing by the parties.

     Section 12.12. Area of Mutual Interest. An area of mutual interest (in this Section, "AMI") is hereby established as being any lands located within one mile of any Company property. If any Member of any of its Affiliates (in this Section, an "Acquiring Party"), acquires from an unaffiliated third party any interest (in this Section, a "Subsequently Acquired Interest") in lands lying within the AMI, the Company shall have the first and prior right to acquire the Subsequently Acquired Interest upon the terms set forth below:

     (a) Within 15 days after acquiring the Subsequently Acquired Interest, the Acquiring Party shall notify the Company in writing of the acquisition of a Subsequently Acquired Interest. Such notice shall set forth (i) a description of the Subsequently Acquired Interest, (ii) the total cost of the Subsequently Acquired Interest, including all land and legal costs associated with the acquisition thereof and (iii) any other pertinent terms of such acquisition, including copies of applicable leases, assignments, bank draft or other evidence of payment for such Subsequently Acquired Interest.

     (b) The Company shall have 15 days from the receipt of the notice described in subsection (a) above to elect, by written notice to the Acquiring Party to acquire the Subsequently Acquired Interest. If the Acquiring Party has not received an election in writing from the Company within such 15-day period, the Company shall be deemed to have elected not to acquire such Subsequently Acquired Interest.

     (c) An election by the Company to acquire a Subsequently Acquired Interest shall constitute a binding obligation of the Company to pay the total cost of the Subsequently Acquired Interest within 15 days from the date the Company gives notice to the Acquiring Party of its election to purchase the Subsequently Acquired Interest. The notice set forth in subsection (a) above shall be deemed an invoice for the Acquiring Party's total costs for acquisition of the Subsequently Acquired Interest. Against receipt of such amount from the Company, the Acquiring Party shall execute and deliver to the Company an assignment of the Subsequently Acquired Interest (which assignment shall contain a special warranty of title).

     (d) Notwithstanding the foregoing or anything else herein to the contrary, nothing herein shall preclude any Member or its Affiliates from managing, operating or developing- its (or theirs) Existing Leasehold and HBP Acreage. Each Member who either directly or indirectly (through an Affiliate) owns Existing Leasehold and HBP Acreage covenants and agrees with the EnCap Related Entities to furnish to them, within 20 days after the date hereof, a list or schedule in form and content reasonably satisfactory to the EnCap Related Parties detailing such Member's Existing Leasehold and HBP Acreage.

     (e) Notwithstanding the foregoing or anything else herein to the contrary, for purposes of this Section, an "Affiliate" of any of the EnCap Related Entities shall include only (i) EnCap Investments L. L. C., (ii) any subsidiary of EnCap Investments L. L. C., or (iii) any investment fund managed by EnCap Investments L.L.C. or any subsidiary thereof.

     Section 12.13. Resignation of Baytech and Parallel as Managers. By virtue of their execution and delivery of this Agreement, each of Baytech and Parallel shall be deemed to have resigned as the "Managers" of the Company and agree to execute such other documents and instruments, if any, as shall be reasonably requested by the Company to evidence the foregoing.

     Section 12.14. Counterparts. This Agreement may be executed in any number of counterparts, with each such counterpart constituting an original and all of such counterparts constituting but one and the same instrument.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN  WITNESS   WHEREOF,   the  Members  have  executed  this   Agreement  in
counterparts, as of the date first above written.


                              BAYTECH, INC.

                              By:  /s/ Ben A. Strickling
                                   ----------------------------
                              Name:  Ben A. Strickling
                              Title: President

     IN  WITNESS   WHEREOF,   the  Members  have  executed  this   Agreement  in
counterparts, as of the date first above written.


                              PARALLEL PETROLEUM CORPORATION


                              By:  /s/ Larry C. Oldham
                                   ----------------------------
                              Name:   Larry C. Oldham
                              Title:  President

     IN  WITNESS   WHEREOF,   the  Members  have  executed  this   Agreement  in
counterparts, as of the date first above written.


                              TEJON EXPLORATION COMPANY

                              By:  /s/ Joseph Edwin Canon
                                   ----------------------------
                              Name:  Joseph Edwin Canon
                              Title: Vice President


                              TEJON INVESTMENT PARTNERS

                              By:  TEJON EXPLORATION COMPANY

                              By:  /s/ Joseph Edwin Canon
                                   ----------------------------
                              Name:  Joseph Edwin Canon
                              Title: Vice President

                              DODGE JONES FOUNDATION

                              By:  /s/ Joseph Edwin Canon
                                   ----------------------------
                              Name:  Joseph Edwin Canon
                              Title: Executive Director

     IN  WITNESS   WHEREOF,   the  Members  have  executed  this   Agreement  in
counterparts, as of the date first above written.


                              MANSEFELDT  INVESTMENT CORPORATION

                              By:  /s/ Tucker Bridwell
                                   ----------------------------
                              Name:  Tucker Bridwell
                              Title: President



                              TOPAZ EXPLORATION COMPANY

                              By:  /s/ Tucker Bridwell
                                   ----------------------------
                              Name:  Tucker Bridwell
                              Title: President



                                   ----------------------------
                                   Dian Graves Owen


                              DIAN GRAVES OWEN FOUNDATION

                              By:
                              Name:
                              Title:



                                   ----------------------------
                                   Harlan Stai



                                   /s/ Tucker S. Bridwell
                                   ----------------------------
                                   Tucker S. Bridwell

     IN  WITNESS   WHEREOF,   the  Members  have  executed  this   Agreement  in
counterparts, as of the date first above written.


                              MANSEFELDT  INVESTMENT CORPORATION

                              By:
                              Name:
                              Title: President

                              TOPAZ EXPLORATION COMPANY

                              By:
                              Name:
                              Title: President



                                   /s/ Dian Graves Owen
                                   ----------------------------
                                   Dian Graves Owen


                              DIAN GRAVES OWEN FOUNDATION

                              By:  /s/ Dian Graves Owen
                                   ----------------------------
                              Name:  Dian Graves Owen
                              Title: Chair



                                   /s/ Harlan Stai
                                   ----------------------------
                                   Harlan Stai



                                   ----------------------------
                                   Tucker S. Bridwell

     IN  WITNESS   WHEREOF,   the  Members  have  executed  this   Agreement  in
counterparts, as of the date first above written.


                              ENCAP ENERGY CAPITAL FUND III, L.P.

                              By:  ENCAP INVESTMENTS L.L.C., General Partner

                              By:  /s/ David B. Miller
                                   ----------------------------
                              Name:  David B. Miller
                              Title: Managing Director


                              ENCAP ENERGY ACQUISITION III-B, INC.


                              By:  /s/ David B. Miller
                                   ----------------------------
                              Name:  David B. Miller
                              Title: Vice President


                              ENERGY  CAPITAL  INVESTMENT  COMPANY  PLC



                              By:
                              Name:  Gary R. Petersen
                              Title: Director


                              BOCP ENERGY PARTNERS, L.P.

                              By: ENCAP INVESTMENTS, L.L.C., Manager


                              By:  /s/ David B. Miller
                                   ----------------------------
                              Name:  David B. Miller
                              Title: Managing Director

     IN  WITNESS   WHEREOF,   the  Members  have  executed  this   Agreement  in
counterparts, as of the date first above written.


                              ENCAP ENERGY CAPITAL FUND III, L.P.

                              By:  ENCAP INVESTMENTS L.L.C., General Partner

                              By:  /s/ David B. Miller
                                   ----------------------------
                              Name:  David B. Miller
                              Title: Managing Director


                              ENCAP ENERGY ACQUISITION III-B, INC.



                              By:  /s/ David B. Miller
                                   ----------------------------
                              Name:  David B. Miller
                              Title: Vice President


                              ENERGY  CAPITAL  INVESTMENT  COMPANY PLC


                              By:  /s/ Gary R. Petersen
                                   ----------------------------
                              Name:  Gary R. Petersen
                              Title: Director


                              BOCP ENERGY PARTNERS, L.P.

                              By:  ENCAP INVESTMENTS, L.L.C., Manager


                              By:  /s/ David B. Miller
                                   ----------------------------
                              Name:  David B. Miller
                              Title: Managing Director

                                   EXHIBIT 3.1





MEMBERS                                ADDRESS FOR                        PREFERRED         COMMON
                                     NOTICE PURPOSES                        UNITS            UNITS
--------------------                -----------------                     ---------         --------


Baytech, Inc.                      Baytech, Inc.                                    -0-          350,000
                                   110 W. Louisiana Ave., Suite 200
                                   Midland, Texas 79702
                                   Attention: Ben A. Strickling III
                                   Fax No.: 915-686-9921


Parallel Petroleum Corporation     Parallel Petroleum Corporation                   -0-          350,000
                                   One Marienfeld Place, Suite 465
                                   110 N. Marienfeld
                                   Midland, Texas 79701
                                   Attention: Larry C. Oldham
                                   Fax No.: 915-684-3905


Tejon Exploration Company          c/o Tejon Exploration Company                100,000         9,608.25
                                   400 Pine Street, Suite 900
                                   Abilene, Texas 79601
                                   Attention: Joseph E. Canon
                                   Fax No.: 915-673-2028




Tejon Investment Partners          c/o Tejon Exploration Company                    -0-          150,000
                                   400 Pine Street, Suite 900
                                   Abilene, Texas 79601
                                   Attention: Joseph E. Canon
                                   Fax No.: 915-673-2028



Dodge Jones Foundation             c/o Tejon Exploration Company                100,000         9,608.25
                                   400 Pine Street, Suite 900
                                   Abilene, Texas 79601
                                   Attention: Joseph E. Canon
                                   Fax No.: 915-673-2028




Mansefeldt Investment              c/o Mansefeldt Investment                        -0-           35,000
Corporation                        Corporation
                                   400 Pine Street, Suite 900
                                   Abilene, Texas 79601
                                   Attention: Tucker S. Bridwell
                                   Fax No.: 915-675-5017


Topaz Exploration Company          c/o Mansefeldt Investment                        -0-            2,500
                                   Corporation
                                   400 Pine Street, Suite 900
                                   Abilene, Texas 79601
                                   Attention: Tucker S. Bridwell
                                   Fax No.: 915-675-5017




Tucker S. Bridwell                 c/o Mansefeldt Investment                     20,000        14,421.65
                                   Corporation
                                   400 Pine Street, Suite 900
                                   Abilene, Texas 79601
                                   Attention: Tucker S. Bridwell
                                   Fax No.: 915-675-5017




Dian Graves Owen                   c/o Mansefeldt Investment                     70,000      106,725.775
                                   Corporation
                                   400 Pine Street, Suite 900
                                   Abilene, Texas 79601
                                   Attention: Tucker S. Bridwell
                                   Fax No.: 915-675-5017




Dian Graves Owen Foundation        c/o Mansefeldt Investment                    100,000         9,608.25
                                   Corporation
                                   400 Pine Street, Suite 900
                                   Abilene, Texas 79601
                                   Attention: Tucker S. Bridwell
                                   Fax No.: 915-675-5017



Harlan Stai                        c/o Mansefeldt Investment                     10,000          960.825
                                   Corporation
                                   400 Pine Street, Suite 900
                                   Abilene, Texas 79601
                                   Attention: Tucker S. Bridwell
                                   Fax No.: 915-675-5017




EnCap Energy Capital Fund          c/o EnCap Investments L.L.C.                 451,028           86,673
III, L.P.                          3811 Turtle Creek Blvd., Suite 1080
                                   Dallas, Texas 75219
                                   Attention:  David B. Dunton
                                   Fax No.: 214-599-0200



EnCap  Energy  Acquisition         c/o EnCap Investments L.L.C.                 341,110           65,550
III-B, Inc.                        3811 Turtle Creek Blvd., Suite 1080
                                   Dallas, Texas 75219
                                   Attention:  David B. Dunton
                                   Fax No.: 214-599-0200




Energy Capital Investment          c/o EnCap Investments L.L.C.                  47,500            9,128
Company PLC                        3811 Turtle Creek Blvd., Suite 1080
                                   Dallas, Texas 75219
                                   Attention:  David B. Dunton
                                   Fax No.: 214-599-0200




BOCP Energy Partners, L.P.         c/o EnCap Investments L.L.C.                 110,362           21,208
                                   3811 Turtle Creek Blvd., Suite 1080
                                   Dallas, Texas 75219
                                   Attention:  David B. Dunton
                                   Fax No.: 214-599-0200


                                                            EXHIBIT 3.2(f)-l

          THE UNITS REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN VOTING AGREEMENTS, RESTRICTIONS ON TRANSFER AND OTHER TERMS AND CONDITIONS SET FORTH IN THAT CERTAIN AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF THE COMPANY, DATED AS OF MAY
          31, 2000 (AS SUCH AGREEMENT MAY BE AMENDED FROM TIME TO TIME), A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY AT ITS PRINCIPAL EXECUTIVE OFFICES.

              Certificate of Common Units in First Permian, L.L.C.

Certificate No._______                                            _______Units

     First Permian, L. L. C., a Delaware limited liability company (the "Company"), hereby certifies that (the "Holder") is the registered owner of Common Units in the Company (the "Common Units"). The rights, preferences and limitations of the Common Units are set forth in that certain Amended and Restated Limited Liability Company Agreement of the Company dated as of May 31, 2000, as amended, supplemented or restated from time to time (the "LLC Agreement"), a copy of which is on file at the principal office of the Company.

     This Certificate and Common Units evidenced hereby are not negotiable or transferable except as provided in the LLC Agreement.

Dated:__________________                    First Permian, L.L.C.

                                            By:____________________________

          THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND MAY NOT BE OFFERED OR SOLD, UNLESS IT HAS BEEN REGISTERED UNDER THE SECURITIES ACT OR UNLESS AN EXEMPTION FROM REGISTRATION IS AVAILABLE (AND, IN SUCH CASE, AN OPINION OF COUNSEL REASONABLY SATISFACTORY
          TO THE COMPANY SHALL HAVE BEEN DELIVERED TO THE COMPANY TO THE EFFECT THAT SUCH OFFER OR SALE IS NOT REQUIRED TO BE REGISTERED UNDER THE SECURITIES ACT). THIS SECURITY IS SUBJECT TO CERTAIN VOTING AGREEMENTS, RESTRICTIONS ON TRANSFER AND OTHER TERMS AND CONDITIONS SET FORTH IN THAT CERTAIN AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF THE COMPANY, DATED AS OF MAY 31, 2000 (AS SUCH AGREEMENT MAY BE AMENDED FROM TIME TO TIME), A COPY OF WHICH
          MAY BE OBTAINED FROM THE COMPANY AT ITS PRINCIPAL
          EXECUTIVE OFFICES.

                                                            EXHIBIT 3.2(f)-2

          THE UNITS REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN VOTING AGREEMENTS, RESTRICTIONS ON TRANSFER AND OTHER TERMS AND CONDITIONS SET FORTH IN THAT CERTAIN AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF THE COMPANY, DATED AS OF MAY
          31, 2000 (AS SUCH AGREEMENT MAY BE AMENDED FROM TIME TO TIME), A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY AT ITS PRINCIPAL EXECUTIVE OFFICES.

             Certificate of Preferred Units in First Permian, L.L.C.

Certificate No._____                                   ______Preferred Units

     First Permian, L. L. C., a Delaware limited liability company (the "Company"), hereby certifies that (the "Holder") is the registered owner of Preferred Units in the Company (the "Preferred Units"). The rights, preferences and limitations of the Preferred Units are set forth in that certain Limited Liability Company Agreement of the Company dated as of May 31, 2000, as amended, supplemented or restated from time to time (the "LLC Agreement"), a copy of which is on file at the principal office of the Company.

     This Certificate and Preferred Units evidenced hereby are not negotiable or transferable except as provided in the LLC Agreement.

Dated:__________________                      First Permian, L.L.C.

                                              By:_______________________

          THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND MAY NOT BE OFFERED OR SOLD, UNLESS IT HAS BEEN REGISTERED UNDER THE SECURITIES ACT OR UNLESS AN EXEMPTION FROM REGISTRATION IS AVAILABLE (AND, IN SUCH CASE, AN OPINION OF COUNSEL REASONABLY SATISFACTORY
          TO THE COMPANY SHALL HAVE BEEN DELIVERED TO THE COMPANY TO THE EFFECT THAT SUCH OFFER OR SALE IS NOT REQUIRED TO BE REGISTERED UNDER THE SECURITIES ACT). THIS SECURITY IS SUBJECT TO CERTAIN VOTING AGREEMENTS, RESTRICTIONS ON TRANSFER AND OTHER TERMS AND CONDITIONS SET FORTH IN THAT CERTAIN LIMITED LIABILITY COMPANY AGREEMENT OF THE COMPANY, DATED AS OF MAY 31,2000 (AS SUCH AGREEMENT MAY BE AMENDED FROM TIME
          TO TIME), A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY AT ITS PRINCIPAL EXECUTIVE OFFICES.

                                                       EXHIBIT 4.2


Member                                  Capital Contribution

Tejon Exploration Company                    $1,000,000.00

Dodge Jones Foundation                       $1,000,000.00

Dian Graves Owen                             $  700,000.00

Dian Graves Owen Foundation                  $1,000,000.00

Harlan Stai                                  $  100,000.00

Tucker S. Bridwell                           $  200,000.00

EnCap Energy Capital Fund III, L.P.          $7,596,263.00

EnCap Energy Acquisition III-B, Inc.         $5,745,010.00

Energy Capital Investment Company PLC        $  800,000.00

BOCP Energy Partners, L.P.                   $1,858,728.00

                                 EXHIBIT 6.2(a)

Nominating Member(s)                         Designee

Baytech                                   Ben A. Strickling III

Parallel                                  Larry C. Oldham

Tejon Related Parties                     Joseph E. Canon

Mansefeldt Related Parties                Tucker S. Bridwell

EnCap Related Parties                     David B. Miller

                                                        EXHIBIT 6.8(B)-1


                               ASSIGNMENT OF NOTE

     The undersigned in consideration of the cash payment of One Million Five Hundred Fifty Thousand and No/100 Dollars ($1,550,000.00) (principal) along with Six Thousand Three Hundred Fifty and 70/100 Dollars ($6,350.70) (accrued interest), does hereby assign all of its right, title and interest in and to this Note, including the security and rights described hereunder, to First Permian, L.L.C., without recourse.


                                   TEJON EXPLORATION COMPANY



                                   By:  ____________________
                                        Joseph Edwin Canon,
                                        Vice President

                                                        EXHIBIT 6.8(B)-2


                               ASSIGNMENT OF NOTE

     The undersigned in consideration of the cash payment of One Million Five Hundred Fifty Thousand and No/100 Dollars ($1,550,000.00) (principal) along with Six Thousand Three Hundred Fifty and 70/100 Dollars ($6,350.70) (accrued interest), does hereby assign all of its right, title and interest in and to this Note, including the security and rights described hereunder, to First Permian, L.L.C., without recourse.


                                   MANSEFELDT  INVESTMENT
                                   CORPORATION



                                    By: ____________________
                                        Tucker S. Bridwell,
                                        President

                                                        EXHIBIT 6.8(c)

                                PAYMENT AGREEMENT

     This Payment Agreement (this "Agreement"), dated May 31, 2000 is among BANK ONE, TEXAS, N.A. ("Bank One"), BANC ONE CAPITAL MARKETS, INC. (Arranger"), together with Bank One, collectively, "Payees," and individually, each a "Payee" and FIRST PERMIAN, L.L.C. ("Borrower,).


                                    RECITALS

     Payees are entitled to payment of an "Arrangement Fee" (hereinafter so called) in accordance with the terms of that certain Restated Credit Agreement dated August 16, 1999 (the "Credit Agreement"), and those certain letters dated June 25, 1999, June 30, 1999 and July 26, 1999 (the "Letters") among Bank One, Borrower and Arranger, copies of which Letters are attached hereto as Exhibit A, reference to which is made for all purposes. The parties hereto have agreed that the Arrangement Fee payable under the terms of the Credit Agreement and the Letters shall be $1,250,000.00, which amount shall be due and payable on or before June 1, 2000.

     NOW, THEREFORE, in consideration of the foregoing, the covenants and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby covenant and agree as follows:

     Section 1. Payment of Arrangement Fee. Subject to the provisions of Section 2 of this Agreement, Borrower shall pay in full settlement of the Arrangement Fee on or before June 1, 2000 (the "Closing Date"), the cash sum of $1,250,000.00. Payees shall furnish wiring instructions to Borrower, and the payment of the Arrangement Fee by Borrower in the manner directed by the Payees shall be deemed the "Closing".

     Section 2. Look Back. Borrower shall be obligated to pay additional consideration to Payees if prior to December 31, 2000, Borrower consummates a Look-Back Transaction, and the fair market value of the Units indicated by such Look-Back Transaction exceeds $25.00 per unit (as such units exist on the date hereof, and after giving effect to any splits or reclassification of Units after the date hereof) then in each such case, Borrower shall promptly pay to Payees an amount in cash equal to the difference between $1,250,000.00 (as adjusted to reflect additional amounts paid as a result of any previous Look-Back Transactions) and the value of 5% of the Units (on a fully diluted basis after giving effect to the Look-Back Transactions and after giving effect to any other splits or reclassification of Units) as indicated by such Look-Back Transaction. The value of the Units as indicated in the Look-Back Transaction shall be adjusted by assuming all Units were outstanding and that Borrower had additional cash equal to the consideration paid in the transaction.

     As used herein, the following terms have the following meanings.

     "Look-Back Transaction" shall mean (it) consummation of a public offering or disposition of Units, (b) a private sale, or series of private sales, of Units constituting more than fifty percent (50%) of the Units then outstanding,
(c) the sales or disposition (or a series of related sales or dispositions) or liquidation of all or substantially all of the assets of Borrower on a consolidated basis, including any sale or disposition of the membership interests or assets of the subsidiaries of Borrower, or (d) any merger, consolidation, combination or similar transaction involving Borrower in which the Units are changed or converted.

     "Units" means, collectively, (a) Units of Borrower, and (b) any other class of equity security issued by Borrower that is not limited to a fixed sum in respect to the rights of the holders of such security to participate in the distribution of assets upon any liquidation, dissolution or winding up of Borrower.

     Section 3. Not a Look-Back Transaction. The transactions contemplated in that certain Consent Letter of even date, a true and correct copy of which is attached hereto as Exhibit B, reference to which is made for all purposes, shall not be considered a Look-Back Transaction.

     Section 4. Further Assurances. At the Closing, and at all times thereafter, Payees shall, as reasonably requested by Borrower, execute and deliver to Borrower such other documents as shall be reasonably requested by Borrower to comply with the purposes and intent of this Agreement.

     Section 5. Representations and Warranties of Borrower. Borrower represents and warrants to Payees that the following are true and correct as of this date and will be true and correct through the Closing Date as if made on that date:

     (a) Authorization and Validity. The execution, delivery and performance of this Agreement and the other agreements contemplated hereby by Borrower, and the consummation of the transactions contemplated hereby and thereby, have been unanimously approved and duly authorized by Borrower. This Agreement and each other agreement contemplated hereby have been or will be duly executed and delivered by Borrower and constitute or win constitute as of the Closing legal, valid and binding obligations of Borrower, enforceable against it in accordance with their respective terms, except as may be limited by applicable bankruptcy, insolvency or similar laws affecting creditors' rights generally or the availability of equitable remedies.

     (b) Survival of Representations. The above representations and warranties shall survive the expiration or termination of this Agreement, the discharge of all other obligations owed by the parties to each other and shall not be affected by any investigation by or on behalf of Payees, or by any information which Payees may have or obtain with respect thereto.

     Section 6. Representations and Warranties of Payees. Payees represent and warrant to Borrower that the following are true and correct as of this date and will be true and correct through the Closing Date as if made on that date:

     (a)Authorization and Validity. The execution, delivery and performance of this Agreement and the other agreements contemplated hereby by Payees, and the consummation of the transactions contemplated hereby and thereby, have been unanimously approved and duly authorized by Payees. This Agreement and each other agreement contemplated hereby have been or will be duly executed and delivered by Payees and constitute or will constitute as of the Closing legal, valid and binding obligations of Payees, enforceable against them in accordance with their respective terms, except as may be limited by applicable bankruptcy, insolvency or similar laws affecting creditors' rights generally or the availability of equitable remedies.

     (b) No Transfer. Payees have not elected to receive, nor transferred, sold, assigned or redeemed the right to receive a grant of costless warrants under the terms of the Letters, and have in fact elected to receive payment of the Arrangement Fee in cash rather than the grant of costless warrants (the "Warrant Option") as described in the Letters.[Specifically, reference is made to Section 1(b) of that certain Letter dated July 26, 1999, as descriptive of both the Warrant Option and the Arrangement Fee].

     (c) Survival of Representations. The above representations and warranties shall survive the expiration or termination of this Agreement, the discharge of all other obligations owed by the parties to each other and shall not be affected by any investigation by or on behalf of Borrower, or by any information which Borrower may have or obtain with respect thereto.

     Section 7. Release of Claims. Payees release any claim they have to the Warrant Option. Nothing contained herein shall release any other rights the Payees have under the Loan Documents to which the Arrangement Fee relates.

     Section 8. Notices. Any notice or communication pursuant hereto must be in writing and delivered personally or sent by certified mail, postage prepaid and with return receipt requested, to the address specified on the signature pages of this Agreement. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of 10:00 a.m. on the third business day after mailing. Any party may change its address for notice by written notice given to the other parties.

     Section 9. Costs, Expenses, and Legal Fees. Each party hereto agrees to pay the costs and expenses, including reasonable attorneys' fees, incurred by the other party in successfully (i) enforcing any of the terms of this Agreement or
(H) providing that the other party breached any of the terms of this Agreement.

     Section 10. Waiver. The waiver by any party of any breach or provision of this Agreement must be in writing and shall not constitute a continuing waiver or a waiver of any subsequent breach of the same or a different provision hereof.

     Section 11. Severability. If any provision of this Agreement is held to be illegal, invalid, or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid, or unenforceable provision never comprised a part of this Agreement; and the remaining provisions of this Agreement shall remain in full force and effect and shall not be affected by the illegal, invalid, or enforceable provision or by its severance here from. Furthermore, in lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as part of this Agreement a provision as similar in its terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid, and enforceable.

     Section 12. Confidentiality. Nothing herein shall restrict Bank One and the Arranger (or require the consent of Borrower) from dividing the Arrangement Fee between each other in any manner. Borrower agrees not to disclose any or all of the terms of this Agreement to any person other than employees, attorneys or accounts of Borrower to whom it is necessary to disclose the information (and whom shall be made aware of this promise not to disclose) or as may be required by law or any court or regulatory agency having jurisdiction over Borrower.

     Section 13. Miscellaneous. This Agreement may be amended only by an instrument in writing executed by the person against whom enforcement of the amendment is sought. There are no oral agreements among the parties to this Agreement. This Agreement and the rights and obligations of the parties hereto shall be governed by, construed, and enforced in accordance with internal laws (and not the conflicts laws) of Texas. This Agreement is performable in Harris County, Texas. The captions in this Agreement are for convenience of reference only. This Agreement shall be binding on the parties hereto and their heirs, estates, personal representatives, successors, and assigns. This Agreement shall not be construed against the party responsible for, or primarily responsible for, preparing this Agreement. Time is of the essence with respect to the obligations in this Agreement. This Agreement may be signed by facsimile and in counterparts.

     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have executed this Agreement as of the date first above written.

Address:                           BANK ONE, TEXAS, N.A.
910 Travis Street, Sixth Floor
Houston, Texas 77002               By:_________________________
Attn:  Richard G. Sylvan           Richard G. Sylvan, First Vice
                                   President

Address:                           BANC ONE CAPITAL MARKETS, INC.
1717 Main Street, 4th Floor
Dallas, Texas 75201
Attn:  Jorge Gutierrez             By:_________________________
                                      Jorge Gutierrez, Director

Address:                          FIRST PERMIAN, L.L.C.
P.0. Box 2455
Midland, Texas 79702              By:__________________________
                                     Tucker S. Bridwell, Its Duly
                                     Authorized Representative and
                                     Agent

                                                    Exhibit 10.22



                             SECOND
                   RESTATED CREDIT AGREEMENT

                             AMONG

              FIRST PERMIAN, L.L.C., AS BORROWER,

                              AND

                     BANK ONE, TEXAS, N.A.
               AND THE INSTITUTIONS NAMED HEREIN
                            AS BANKS

                              AND

                     BANK ONE, TEXAS, N.A.,
                    AS ADMINISTRATIVE AGENT

                              AND

                BANC ONE CAPITAL MARKETS, INC.,
             AS SOLE LEAD ARRANGER AND BOOK MANAGER

                        OCTOBER 25, 2000

                                TABLE OF CONTENTS

                                                                    Page No.

1.   Definitions . . . . . . . . . . . . . . . . . . . . . . .         1

2.   Commitments of the Bank . . . . . . . . . . . . . . . . .        13
     (a)  Terms of Revolving Commitment. . . . . . . . . . . .        13
     (b)  Procedure for Borrowing  . . . . . . . . . . . . . .        13
     (c)  Letters of Credit. . . . . . . . . . . . . . . . . .        14
     (d)  Procedure for Obtaining Letters of Credit. . . . . .        15
     (e)  Type and Number of Advances. . . . . . . . . . . . .        16
     (f)  Voluntary Reduction of Revolving Commitment. . . . .        16
     (g)  Monthly Commitment Reductions. . . . . . . . . . . .        16
     (h)  Several Obligations. . . . . . . . . . . . . . . . .        16

3.   Notes Evidencing Loans. . . . . . . . . . . . . . . . . .        16
     (a)  Form of Revolving Notes. . . . . . . . . . . . . . .        16
     (b)  Issuance of Additional Notes . . . . . . . . . . . .        17
     (c)  Interest Rate. . . . . . . . . . . . . . . . . . . .        17
     (d)  Payment of Interest. . . . . . . . . . . . . . . . .        17
     (e)  Payment of Principal . . . . . . . . . . . . . . . .        17
     (f)  Payment to Banks . . . . . . . . . . . . . . . . . .        17
     (g)  Sharing of Payments, Etc.. . . . . . . . . . . . . .        18
     (h)  Non-Receipt of Funds by the Agent. . . . . . . . . .        18

4.   Interest Rates. . . . . . . . . . . . . . . . . . . . . .        18
     (a)  Options. . . . . . . . . . . . . . . . . . . . . . .        18
     (b)  Interest Rate Determination. . . . . . . . . . . . .        19
     (c)  Conversion Option. . . . . . . . . . . . . . . . . .        19
     (d)  Recoupment . . . . . . . . . . . . . . . . . . . . .        20
     (e)  Interest Rates Applicable After Default. . . . . . .        20

5.   Special Provisions Relating to Loans. . . . . . . . . . .        20
     (a)  Unavailability of Funds or Inadequacy of Pricing . .        20
     (b)  Change in Laws . . . . . . . . . . . . . . . . . . .        21
     (c)  Increased Cost or Reduced Return . . . . . . . . . .        21
     (d)  Discretion of Bank as to Manner of Funding . . . . .        23
     (e)  Breakage Fees. . . . . . . . . . . . . . . . . . . .        23

6.   Collateral Security . . . . . . . . . . . . . . . . . . .        24

7. Borrowing Base. . . . . . . . . . . . . . . . . . . . . . .        24
     (a)  Initial Borrowing Base . . . . . . . . . . . . . . .        24
     (b)  Subsequent Determinations of Borrowing Base. . . . .        25


8.   Fees. . . . . . . . . . . . . . . . . . . . . . . . . . .        26
     (a)  Unused Commitment Fee. . . . . . . . . . . . . . . .        26
         (b)  Agency Fees  . . . . . . . . . . . . . . . . . .        26
         (c)  The Letter of Credit Fee . . . . . . . . . . . .        27

9.     Prepayments . . . . . . . . . . . . . . . . . . . . . .        27
         (a)  Voluntary Prepayments  . . . . . . . . . . . . .        27
         (b)  Mandatory Prepayment For Borrowing Base Deficiency.     27

10.    Representations and Warranties. . . . . . . . . . . . .        27
  (a)  Creation and Existence. . . . . . . . . . . . . . . . .        27
  (b)  Power and Authority . . . . . . . . . . . . . . . . . .        27
  (c)  Binding Obligations . . . . . . . . . . . . . . . . . .        28
  (d)  No Legal Bar or Resultant Lien. . . . . . . . . . . . .        28
  (e)  No Consent. . . . . . . . . . . . . . . . . . . . . . .        28
  (f)  Financial Condition . . . . . . . . . . . . . . . . . .        28
  (g)  Liabilities     . . . . . . . . . . . . . . . . . . . .        28
  (h)  Litigation. . . . . . . . . . . . . . . . . . . . . . .        28
  (i)  Taxes; Governmental Charges . . . . . . . . . . . . . .        29
  (j)  Titles, Etc . . . . . . . . . . . . . . . . . . . . . .        29
  (k)  Defaults. . . . . . . . . . . . . . . . . . . . . . . .        29
  (1)  Casualties; Taking of Properties. . . . . . . . . . . .        29
  (m)  Use of Proceeds; Margin Stock . . . . . . . . . . . . .        29
  (n)  Location of Business and Offices. . . . . . . . . . . .        30
  (o)  Compliance with the Law . . . . . . . . . . . . . . . .        30
  (p)  No Material Misstatements . . . . . . . . . . . . . . .        30
  (q)  Not A Utility . . . . . . . . . . . . . . . . . . . . .        30
  (r)  ERISA . . . . . . . . . . . . . . . . . . . . . . . . .        30
  (s)  Public Utility Holding Company Act. . . . . . . . . . .        30
  (t)  Subsidiaries. . . . . . . . . . . . . . . . . . . . . .        31
  (u)  Environmental Matters . . . . . . . . . . . . . . . . .        31
  (v)  Liens . . . . . . . . . . . . . . . . . . . . . . . . .        31

11. Conditions of Lending  . . . . . . . . . . . . . . . . . .        31

12. Affirmative Covenants  . . . . . . . . . . . . . . . . . .        33

  (a)  Financial Statements and Reports  . . . . . . . . . . .        33
  (b)  Certificates of Compliance  . . . . . . . . . . . . . .        34
  (c)  Accountants' Certificate  . . . . . . . . . . . . . . .        34
  (d)  Taxes and Other Liens . . . . . . . . . . . . . . . . .        35
  (e)  Compliance with Laws  . . . . . . . . . . . . . . . . .        35
  (f)  Further Assurances  . . . . . . . . . . . . . . . . . .        35
  (g)  Performance of Obligations  . . . . . . . . . . . . . .        35
  (h)  Insurance . . . . . . . . . . . . . . . . . . . . . . .        35
  (i)  Accounts and Records  . . . . . . . . . . . . . . . . .        36
  (j)  Right of Inspection . . . . . . . . . . . . . . . . . .        36
  (k)  Notice of Certain Events  . . . . . . . . . . . . . . .        37
  (1)  ERISA Information and Complianc . . . . . . . . . . . .        37
  (m)  Environmental Reports and Notices . . . . . . . . . . .        37
  (n)  Compliance and Maintenance. . . . . . . . . . . . . . .        38
  (o)  Operation of Properties . . . . . . . . . . . . . . . .        38
  (p)  Compliance with Leases and Other Instruments. . . . . .        38
  (q)  Certain Additional Assurances Regarding
       Maintenance and Operations of Properties  . . . . . . .        39
  (r)  Sale of Certain Assets/Prepayment of Proceeds . . . . .        39
  (s)  Title Matters . . . . . . . . . . . . . . . . . . . . .        39
  (t)  Curative Matters  . . . . . . . . . . . . . . . . . . .        40
  (u)  Change of Principal Place of Business . . . . . . . . .        40

13.  Negative Covenants  . . . . . . . . . . . . . . . . . .          40
  (a)  Negative Pledge . . . . . . . . . . . . . . . . . . .          40
  (b)  Current Ratio . . . . . . . . . . . . . . . . . . . .          40
  (e)  Minimum Interest Coverage Ratio . . . . . . . . . . .          41
  (d)  General and Administrative Expenses . . . . . . . . .          41
  (e)  Consolidations and Mergers  . . . . . . . . . . . . .          41
  (f)  Debts, Guaranties and Other Obligations . . . . . . .          41
  (g)  Distributions . . . . . . . . . . . . . . . . . . . .          42
  (h)  Loans and Advances  . . . . . . . . . . . . . . . . .          42
  (i)  Sale or Discount of Receivables . . . . . . . . . . .          42
  (j)  Nature of Business  . . . . . . . . . . . . . . . . .          42
  (k)  Transactions with Affiliates  . . . . . . . . . . . .          42
  (1)  Hedging Transactions  . . . . . . . . . . . . . . . .          42
  (m)  Investments . . . . . . . . . . . . . . . . . . . . .          43
  (n)  Amendment to Certificate of Formation or Limited
       Liability Company Agreement . . . . . . . . . . . . .          43
  (o)  Pre-Payment of Other Indebtedness . . . . . . . . . .          43

14.  Events of Default . . . . . . . . . . . . . . . . . . .          43

15.  The Agent and the Banks . . . . . . . . . . . . . . . .          45
  (a)  Appointment and Authorization. . . . . . . . . . . .           45
  (b)  Note Holders . . . . . . . . . . . . . . . . . . . .           46
  (c)  Consultation with Counsel. . . . . . . . . . . . . .           46
  (d)  Documents. . . . . . . . . . . . . . . . . . . . . .           47
  (e)  Resignation or Removal of Agent. . . . . . . . . . .           47
  (f)  Responsibility of Agent. . . . . . . . . . . . . . .           47
  (g)  Independent Investigation. . . . . . . . . . . . . .           49
  (h)  Indemnification. . . . . . . . . . . . . . . . . . .           49
  (i)  Benefit of Section 15. . . . . . . . . . . . . . . .           49
  (j)  Pro Rata Treatment . . . . . . . . . . . . . . . . .           49
  (k)  Assumption as to Payments. . . . . . . . . . . . . .           50
  (1)  Other Financings . . . . . . . . . . . . . . . . . .           50
  (m)  Interests of Banks . . . . . . . . . . . . . . . . .           50
  (n)  Investments. . . . . . . . . . . . . . . . . . . . .           51

16.  Exercise of Rights . . . . . . . . . . . . . . . . . .           51

17.  Notices  . . . . . . . . . . . . . . . . . . . . . . .           51

18.  Expenses . . . . . . . . . . . . . . . . . . . . . . .           52

19.  Indemnity  . . . . . . . . . . . . . . . . . . . . . .           52

20.  Governing Law  . . . . . . . . . . . . . . . . . . . .           53

21.  Invalid Provisions . . . . . . . . . . . . . . . . . .           53

22.  Maximum Interest Rate  . . . . . . . . . . . . . . . .           53

23.  Amendments . . . . . . . . . . . . . . . . . . . . . .           54

24.  Multiple Counterparts  . . . . . . . . . . . . . . . .           54

25.  Conflict . . . . . . . . . . . . . . . . . . . . . . .           54

26.  Survival . . . . . . . . . . . . . . . . . . . . . . .           54

27.  Parties Bound  . . . . . . . . . . . . . . . . . . . .           54

28.  Assignments and Participation  . . . . . . . . . . . .           55

29.  Choice of Forum: Consent to Service of Process
     and Jurisdiction . . . . . . . . . . . . . . . . . . .           56

30.  Waiver of Jury Trial . . . . . . . . . . . . . . . . .           57

31.  Other Agreements . . . . . . . . . . . . . . . . . . .           57

32.  Financial Terms  . . . . . . . . . . . . . . . . . . .           57

Exhibits

Exhibit "A"  -      Notice of Borrowing
Exhibit "B"  -      Revolving Note
Exhibit "C"  -      Certificate of Compliance
Exhibit "D"  -      Form of Assignment and Acceptance Agreement

Schedules

Schedule 1   -     Liens
Schedule 2   -     Financial Condition
Schedule 3   -     Liabilities
Schedule 4   -     Litigation
Schedule 5   -     Borrower's Membership Interests
Schedule6    -     Environmental Matters
Schedule 7   -     Title Matters
Schedule 8   -     Curative Matters

                        SECOND RESTATED CREDIT AGREEMENT

     THIS SECOND RESTATED CREDIT AGREEMENT (hereinafter referred to as the "Agreement") executed as of the 25th day of October, 2000, by and between FIRST PERMIAN, L.L.C., a Delaware limited liability company (hereinafter referred to as "Borrower") and BANK ONE, TEXAS, N.A., a national banking association ("Bank One"), and each of the financial institutions which is a party. hereto (as evidenced by the signature pages to this Agreement) or which may from time to time become a party hereto pursuant to the provisions of Section 28 hereof or any successor or assignee thereof (hereinafter collectively referred to as "Banks", and individually, "Bank") and Bank One, as Administrative Agent (the "Agent").

                                   WITNESSETH:

     WHEREAS, Borrower, Agent, the Banks, Parallel Petroleum Corporation and Baytech, Inc. entered into a Credit Agreement dated as of June 30, 1999 pursuant to which the Banks agreed to make available loan facilities in aggregate amounts of up to $110,000,000 (the "Original Credit Agreement"); and

     WHEREAS, Borrower, Agent, the Banks, Parallel Petroleum Corporation, and Baytech, Inc. entered into a Restated Credit Agreement dated as of August 16, 1999 pursuant to which the Banks agreed to make available loan facilities in aggregate amounts of up to $110,000,000 (the "Restated Credit Agreement"); and

     WHEREAS, as of May 17, 2000, the Borrower, the Agent, the Banks, Parallel Petroleum Corporation and Baytech, Inc. entered into a First Amendment to Restated Credit Agreement to make certain amendments to the Restated Credit Agreement; and

     WHEREAS, the Borrower, the Agent and the Banks have agreed to restate the Restated Credit Agreement to make certain additional changes thereto, including, but not limited to, releasing the guaranties of Parallel Petroleum Corporation and Baytech, Inc.;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereby agree as follows:

     1. Definitions. When used herein the terms "Agent", "Agreement", "Bank ", "Banks", "Bank One", "Borrower", "Original Credit Agreement" and "Restated Credit Agreement" shall have the meanings indicated above. When used herein the following terms shall have the following meanings:

          Advance or Advances means a loan or loans hereunder.

          Affiliate means any Person which, directly or indirectly, controls, is controlled by or is under common control with the relevant Person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean a member of the board of directors, a partner or an officer of such Person, or any other Person with possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, through the ownership (of record, as trustee, or by proxy) of voting shares, partnership interests or voting rights, through a management contract or otherwise. Any Person owning or controlling directly or indirectly ten percent or more of the voting shares, partnership interests or voting rights, or other equity interest of another Person shall be deemed to be an Affiliate of such Person.

          Alternate Base Rate means, as of any date, a rate of interest per annum equal to the higher of (i) the Base Rate for such day and (ii) the sum of the Federal Funds Effective Rate for such date plus one- half of one percent (.50%) per annum.

          Assignment and Acceptance means a document substantially in the form of Exhibit "E" hereto.

          Base Rate means, as of any date, the fluctuating rate of interest per annum established from time to time by Agent as its Base Rate (which rate of interest may not be the lowest, best or most favorable rate of interest which Agent may charge on loans to its customers). Each change in the Base Rate shall become effective without prior notice to Borrower automatically as of the opening of business on the date of such change in the Base Rate.

          Base Rate Interest Period means, with respect to any Base Rate Loan, the period ending on the last day of each month, provided, however, that
     (i) if any Base Rate Interest Period would end on a day which is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day, and (ii) if any Base Rate Interest Period would otherwise end after the Revolving Maturity Date such Interest Period shall end on the Revolving Maturity Date.

          Base Rate Loans mean any loan during any period which bears interest based upon the Alternate Base Rate or which would bear interest based upon the Alternate Base Rate if the Maximum Rate ceiling was not in effect at that particular time.

          Base Rate Margin means:

               (i) five-eighths of one percent (.625%) per annum whenever the Borrowing Base Usage is equal to or greater than ninety percent (90%); or

               (ii) one-half of one percent (.50%) per annum whenever the Borrowing Base Usage is equal to or greater than sixty percent (60%), but less than ninety percent (90%); or

               (iii) one quarter of one percent (.25%) per annum whenever the Borrowing Base Usage is equal to or greater than thirty-five percent (35%), but less than sixty percent (60%); or

               (iii) zero percent (O%) per annum whenever the Borrowing Base Usage is less than thirty-five percent (35%).

          Borrowing Base shall mean the value assigned by the Banks from time to time to the Oil and Gas Properties pursuant to Section 7 hereof. Until the next determination of the Borrowing Base pursuant to Section 7(b) hereof, the Borrowing Base shall be $68,000,000.

          Borrowing Base Usage means, as of any date, all amounts outstanding on the Revolving Loan plus all outstanding Letters of Credit, divided by the Borrowing Base.

          Borrowing Date means the date elected by Borrower pursuant to Section 2(b) hereof for an Advance on the Revolving Loan.

          Business Day means the normal banking hours during any day (other than Saturdays or Sundays) that banks are legally open for business in Midland, Texas.

          Cash Equivalents shall mean (i) securities issued or directly and fully guaranteed or insured by the United States of America or any agency or instrumentality thereof (provided that the full faith and credit of the United States of America is pledged in support thereof) having maturities of not more than six months from the date of acquisition, (ii) U.S. dollar denominated time deposits, certificates of deposit and bankers' acceptances of (x) any Bank, (y) any domestic commercial bank of recognized standing having capital and surplus in excess of $100,000,000 or (z) any Bank (or the parent company of such bank) whose short-term commercial paper rating from Standard & Poor's Corporation ("S&P") is at least A-1 or the equivalent thereof or from Moody's Investors Service, Inc. ("Moody's") is at least P-1 or the equivalent thereof (any such bank, an "Approved Bank"), in each case with maturities of not more than six months from the date of acquisition, (iii) repurchase obligations with a term of not more than seven days for underlying securities of the types described in clause (i) above entered into with any bank meeting the qualifications specified in clause (ii) above, (iv) commercial paper issued by any Bank or Approved Bank or by the parent company of any Bank or Approved Bank and commercial paper issued by, or guaranteed by, any industrial or financial company with a short-term commercial paper rating of at least A-1 or the equivalent thereof by S&P or at least P-1 or the equivalent thereof by Moody's (any such company, an "Approved Company"), or guaranteed by any industrial company with a long term unsecured debt rating of at least A or A2 or the equivalent of each thereof, from S&P or Moody's, as the case may be, and in each case maturing within six months after the date of acquisition and (v) investments in money market funds substantially all of whose assets are comprised of securities of the type described in clauses (i) through (iv) above.

          Change of Control shall occur if any Person (or syndicate or group of Persons which is deemed a Person for the purposes of Sections 13(d) or 14(d)(ii) of the Securities Act of 1934, as amended) shall acquire, directly or indirectly an amount of issued and outstanding voting stock of Borrower (including the acquisition of newly-issued stock) sufficient to change the control of Borrower by causing the election or change of a majority of the directors of Borrower.

          Change of Management means a Change of Management shall occur if (i) Tucker Bridwell ever ceases to act as Chairman or (ii) Don Tiffin ever ceases to act as General Manager of Borrower, and a replacement for such officer, acceptable to Agent, is not appointed within thirty (30) days thereafter.

          Commitment means the Revolving Commitment.

          Current Assets means the total of current assets determined in accordance with GAAP minus receivables due from Affiliates, plus, as of any date, the current unused availability on the Revolving Commitment.

          Current   Liabilities  means  the  total  of  current  obligations  as determined in accordance with GAAP minus (i) current maturities of long-term debt and (ii) payables due to Affiliates.

          Default means all the events specified in Section 14 hereof, regardless of whether there shall have occurred any passage of time or giving of notice, or both, that would be necessary in order to constitute such event as an Event of Default.

          Defaulting Bank is used herein as defined in Section 3(f) hereof.

          EBITDA means earnings for any period before provision for interest expense, income taxes, depreciation, depletion, amortization, gains and losses on asset sales and other non-cash charges for such period, as determined in accordance with GAAP.

          Effective Date means the date of this Agreement.

          Eligible Assignee means any of (i) a Bank or other lender or any Affiliate of a Bank or other lender; (ii) a commercial bank organized under the laws of the United States, or any state thereof, and having a combined capital and surplus of at least $100,000,000; (iii) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development, or a political subdivision of any such country, and having a combined capital and surplus of at least $100,000,000.00, provided that such bank is acting through a branch or agency located in the United States; (iv) a Person that is primarily engaged in the business of commercial lending and that (A) is a subsidiary of a Bank, (B) a subsidiary of a Person of which a Bank is a subsidiary, or
     (C) a Person of which a Bank is a subsidiary; (v) any other entity (other than a natural person) which is an "accredited investor" (as defined in Regulation D under the Securities Act) which extends credit or buys loans as one of its businesses, including, but not limited to, insurance companies, mutual funds, investments funds and lease financing companies; and (vi) with respect to any Bank that is a fund that invests in loans, any other fund that invests in loans and is managed by the same investment advisor of such Bank or by an Affiliate of such investment advisor (and treating all such funds so managed as a single Eligible Assignee);
     provided, however, that no Affiliate of Borrower shall be an Eligible Assignee.

          Environmental Laws means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C.A. 9601, et seq., the Resource Conservation and Recovery Act, as amended by the Hazardous Solid Waste Amendment of 1984, 42 U.S.C.A. 6901, et seq., the Clean Water Act, 33 U.S.C.A. 1251, et seq., the Clean Air Act, 42 U.S.C.A. 1251, et seq., the Toxic Substances Control Act, 15 U.S.C.A. 2601, et seq., The Oil Pollution Act of 1990, 33 U.S.C. 2701, et seq., and all other laws, statutes, codes, acts, ordinances, orders, judgments, decrees, injunctions, rules, regulations, orders, permits and restrictions of any federal, state, county, municipal and other governments, departments, commissions, boards, agencies, courts, authorities, officials and officers, domestic or foreign, relating to oil pollution, air pollution, water pollution, noise control and/or the handling, discharge, disposal or recovery of on-site or off-site asbestos, radioactive materials, spilled or leaked petroleum products, distillates or fractions and industrial solid waste or "hazardous substances" as defined by 42 U.S.C. 9601, et seq., as amended, as each of the foregoing may be amended from time to time.

          Environmental Liability means any claim, demand, obligation, cause of action, order, violation, damage, injury, judgment, penalty or fine, cost of enforcement, cost of remedial action or any other costs or expense whatsoever, including reasonable attorneys' fees and disbursements, resulting from the violation or alleged violation of any Environmental Law or the release of any substance into the environment which is required to be remediated by a regulatory agency or governmental authority or the imposition of any Environmental Lien (as hereinafter defined) which could reasonably be expected to individually or in the aggregate have a Material Adverse Effect.

          Environmental Lien means a Lien in favor of any court, governmental agency or instrumentality or any other Person (i) for any Environmental Liability or (ii) for damages arising from or cost incurred by such court or governmental agency or instrumentality or other person in response to a release or threatened release of asbestos or "hazardous substance" into the environment, the imposition of which Lien could reasonably be expected to have a Material Adverse Effect.

          ERISA means the Employee Retirement Income Security Act of 1974, as amended.

          Eurodollar Base Rate shall mean the offered rate for the period equal to or greater than the Interest Period for U.S. dollar deposits of not less than $1,000,000 as of 11:00 a.m. City of London, England time two (2) Business Days prior to the first day of the Interest Period as shown on the display designated as "British Bankers Association Interest Settlement Rates" on Reuter's for the purpose of displaying such rate. In the event such rate is not available on Reuter's, then such offered rate shall be otherwise independently determined by the Agent from an alternate, substantially independent source available to Agent or shall be calculated by Agent by substantially similar methodology as that theretofore used to determine such offered rate.

          Eurodollar Business Day means a Business Day on which dealings in U.S. Dollar deposits are carried on in the London interbank market.

          Eurodollar  Interest  Period means with respect to any Eurodollar Loan
     (i) initially, the period commencing on the date such Eurodollar Loan is made and ending one (1), two (2) or three (3) months thereafter as selected by the Borrower pursuant to Section 4(a)(ii), and (ii) thereafter, each period commencing on the day following the last day of the next preceding Interest Period applicable to such Eurodollar Loan and ending one (1), two
     (2) or three (3) months thereafter, as selected by the Borrower pursuant to
     Section 4(a)(ii); provided, however, that (i) if any Eurodollar Interest Period would otherwise expire on a day which is not a Eurodollar Business Day, such Interest Period shall expire on the next succeeding Eurodollar Business Day unless the result of such extension would be to extend such Interest Period into the next calendar month, in which case such Interest Period shall end on the immediately preceding Eurodollar Business Day, (ii) if any Eurodollar Interest Period begins on the last Eurodollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) such Interest Period shall end on the last Eurodollar Business Day of a calendar month, and (iii) any Eurodollar Interest Period which would otherwise expire after the Maturity Date shall end on such Maturity Date.

          Eurodollar Loan means any loan during any period which, except as otherwise provided in Section 4(e) hereof, bears interest at the Eurodollar Rate, or which would bear interest at such rate if the Maximum Rate ceiling was not in effect at a particular time.

          Eurodollar Margin means:

               (i) two and one-eighth percent (2.125%) per annum whenever the Borrowing Base Usage is equal to or greater than ninety percent (90%); or

               (ii) two percent (2%) per annum whenever the Borrowing Base Usage is equal to or greater than sixty percent (60%), but less than ninety percent (90%); or

               (iii) one and three-quarters percent (1.75%) per annum whenever the Borrowing Base Usage is equal to or greater than thirty-five percent (35%), but less than sixty percent (60%); or

               (iii) one and one-half percent (1.50%) per annum whenever the Borrowing Base Usage is less than thirty-five percent (35%).

          Eurodollar Rate means, with respect to a Eurodollar Loan for the relevant Interest Period, the sum of (i) the quotient of (A) the Eurodollar Base Rate applicable to such Interest Period, divided by (B) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus the (ii) Eurodollar Margin. The Eurodollar Rate shall be rounded to the next higher multiple of 1/100th of one percent if the rate is not such a multiple.

          Federal Funds Effective Rate shall mean, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10:00 a.m. (Dallas time) on such day on such transactions received by the Agent from three (3) Federal funds brokers of recognized standing selected by the Agent in its sole discretion.

          Financial   Statements   mean  balance  sheets,   income   statements,
     statements of cash flow and appropriate footnotes and schedules, prepared in accordance with GAAP.

          GAAP means generally accepted accounting principles, consistently applied.

          General and Administrative Expenses means expenses of providing corporate, management, supervisory and engineering services and other corporate services with respect to management and assets of the Borrower, determined in accordance with GAAP.

          Interest Payment Date means the last day of each calendar month, and in addition, in the case of Eurodollar Loans, the last day of the applicable Interest Period.

          Interest Period means any Base Rate Interest Period, or Eurodollar Interest Period.

          Letters of Credit is used herein as defined in Section 2(c) hereof.

          Lien means any mortgage, deed of trust, pledge, security interest, assignment, encumbrance or lien (statutory or otherwise) of every kind and character.

          Loans mean the Revolving Loan.

          Loan Documents means this Agreement, the Notes, the Guaranties, the Security Interests and all other documents executed in connection with the transaction described in this Agreement.

          Majority Banks mean Banks holding 66-2/3% or more of the Commitment or if the Commitment has been terminated, Banks holding 66-2/3% of the outstanding Loans.

          Material Adverse Effect means any circumstance or event which could have a material adverse effect on (i) the assets or properties, liabilities, financial condition, business, operations, affairs or circumstances of the Borrower, or (ii) the ability of the Borrower to carry out its businesses as of the date of this Agreement or as proposed at the date of this Agreement to be conducted or to meet its obligations under the Notes, this Agreement or the other Loan Documents on a timely basis.

          Maximum Rate means at any particular time in question, the maximum non-usurious rate of interest which under applicable law may then be charged on the Note. If such Maximum Rate changes after the date hereof, the Maximum Rate shall be automatically increased or decreased, as the case may be, without notice to Borrower from time to time as the effective date of each change in such Maximum Rate.

          Minimum Interest Coverage Ratio means the ratio of EBITDA for the period being measured to the sum of (i) Total Interest Expense for the period being measured plus (ii) Preferred Dividends paid in cash during the period being measured.

          Monthly Commitment Reduction is used herein, as defined in Section 2(e) hereof.

          Net Income means Borrower's net income after income taxes calculated in accordance with GAAP.

          Notes mean the Revolving Notes, substantially in the form of Exhibits "B" hereto issued or to be issued hereunder to each Bank, respectively, to evidence the indebtedness to such Bank arising by reason of the Advances on the Revolving Loan, together with all modifications, renewals and extensions thereof or any part thereof

          Oil and Gas Properties means all oil, gas and mineral properties and interests, related personal properties, in which Borrower grants to the Banks either a first and prior lien and security interest pursuant to
     Section 6 hereof or a negative pledge pursuant to Section 13 hereof.

          Other Financing is used herein as defined in Section 15(l) hereof.

          Payor is used herein as defined in Section 3(h) hereof.

          Permitted Liens shall mean (i) royalties, overriding royalties, reversionary interests, production payments and similar burdens; (ii) sales contracts or other arrangements for the sale of production of oil, gas or associated liquid or gaseous hydrocarbons which would not (when considered cumulatively with the matters discussed in clause (i) above) deprive Borrower of any material right in respect of any such Borrower's assets or properties (except for rights customarily granted with respect to such contracts and arrangements); (iii) statutory Liens for taxes or other assessments that are not yet delinquent (or that, if delinquent, are being contested in good faith by appropriate proceedings, levy and execution thereon having been stayed and continue to be stayed and for which such Borrower has set aside on its books adequate reserves in accordance with
     GAAP); (iv) easements, rights of way, servitudes, permits, surface leases and other rights in respect to surface operations, pipelines, grazing, logging, canals, ditches, reservoirs or the like, conditions, covenants and other restrictions, and easements of streets, alleys, highways, pipelines, telephone lines, power lines, railways and other easements and rights of way on, over or in respect of Borrower's assets or properties and that do not individually or in the aggregate, cause a Material Adverse Effect; (v) materialmen's, mechanic's, repairman's, employee's, warehousemen's, landlord's, carrier's, pipeline's, contractor's, sub-contractor's, operator's, non- operator's (arising under operating or joint operating agreements), and other Liens (including any financing statements filed in respect thereof) incidental to obligations incurred by Borrower in connection with the construction, maintenance, development, transportation, storage or operation of Borrower's assets or properties to the extent not delinquent (or which, if delinquent, are being contested in good faith by appropriate proceedings and for which Borrower has set aside on its books adequate reserves in accordance with GAAP); (vi) all contracts, agreements and instruments, and all defects and irregularities and other matters affecting Borrower's assets and properties which were in existence at the time Borrower's assets and properties were originally acquired by Borrower and all routine operational agreements entered into in the ordinary course of business, which contracts, agreements, instruments, defects, irregularities and other matters and routine operational agreements are not such as to, individually or in the aggregate, interfere materially with the operation, value or use of Borrower's assets and properties, considered in the aggregate; (vii) liens in connection with workmen's compensation, unemployment insurance or other social security, old age pension or public liability obligations; (viii) legal or equitable encumbrances deemed to exist by reason of the existence of any litigation or other legal proceeding or arising out of a judgment or award with respect to which an appeal is being prosecuted in good faith and levy and execution thereon have been stayed and continue to be stayed; (ix) rights reserved to or vested in any municipality, governmental, statutory or other public authority to control or regulate Borrower's assets and properties in any manner, and all applicable laws, rules and orders from any governmental authority; (x) landlord's liens; (xi) Liens incurred pursuant to the Security Instruments; and (xii) Liens existing at the date of this Agreement which have been disclosed to Banks in writing by Borrower or identified in Schedule "1" hereto.

          Person means an individual, a corporation, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

          Plan means any plan subject to Title IV of ERISA and maintained by Borrower, or any such plan to which Borrower is required to contribute on behalf of its employees.

          Pre-Approved Contracts as used herein shall mean any contracts or agreements entered into in connection with any Rate Management Transaction designed to hedge, provide a price floor for or swap crude oil or natural gas or otherwise sell up to (i) eighty percent (80%) of Borrower's anticipated production from proved, developed producing reserves of crude oil through December 31, 2002, and thereafter tip to seventy-five percent (75%) of such anticipated production, and/or (ii) eighty percent (80%) of Borrower's anticipated, proved, developed producing reserves of natural gas through December 31, 2002, and thereafter, seventy-five percent (75%) of such anticipated production, during the period from immediately preceding settlement date (or the commencement of the term of such hedge transactions if there is no prior settlement date) to such settlement date, (iii) with a maturity of twenty-four (24) months or less, (iv) with "strike prices" per barrel or Mmbtu greater than Agent's forecasted price in the most recent engineering evaluation of Borrower's Oil and Gas Properties, adjusted for the difference between the forecasted price and the Borrower's actual product price as reasonably determined by the Agent, and (v) with counterparties to the hedging agreement reasonably approved by Agent.

          Pro Rata or Pro Rata Part means for each Bank, (i) for all purposes where no Loans are outstanding, such Bank's Revolving Commitment Percentage and (ii) otherwise, the proportion which the portion of the outstanding Loans owed to such Bank bears to the aggregate outstanding Loans owed to all Banks at the time in question.

          Rate Management Transactions means any transaction (including an agreement with respect thereto) now existing or hereafter entered into by Borrower which is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, forward exchange transaction, cap transaction, floor transaction, collar transaction, forward transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions) or any combination thereof, whether linked to one or more interest rates, foreign currencies, commodity prices, equity prices or other financial measures.

          Regulation D shall mean Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto and other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

          Reimbursement Obligations shall mean at any time, the obligations of the Borrower in respect of all Letters of Credit then outstanding to reimburse amounts paid by any Bank in respect of any drawing or drawings under a Letter of Credit.

          Release Price is used herein as defined in Section 12(r) hereof.

          Reserve Requirement means, with respect to any Interest Period, the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D on Eurocurrency liabilities.

          Required Payment is used herein as defined in Section 3(h) hereof.

          Revolving Commitment means (A) for all Banks, the lesser of (i) $110,000,000 or (ii) the Borrowing Base, in each case as reduced from time to time pursuant to Sections 2 and 7 hereof, and (B) as to any Bank, its obligation to make Advances hereunder on the Revolving Loan and purchase participations in Letters of Credit issued hereunder by Agent in amounts not exceeding, in the aggregate, an amount equal to such Bank's Revolving Loan Commitment Percentage times the total Revolving Commitment as of any date. The Revolving Commitment of each Bank hereunder shall be adjusted from time to time to reflect assignments made by such Bank pursuant to
     Section 28 hereof. Each reduction in the Revolving Commitment shall result in a Pro Rata reduction in each Bank's Revolving Commitment.

          Revolving Commitment Percentage means for each Bank the percentage derived by dividing its Revolving Commitment at the time of the determination by the Revolving Commitment of all Banks at the time of determination. The Revolving Commitment Percentage of each Bank hereunder shall be adjusted from time to time to reflect assignments made by such Bank pursuant to Section 28 hereof.

          Revolving Loan means a loan or loans made under the Revolving Commitment pursuant to Section 2 hereof.

          Revolving Maturity Date means September 1, 2003.

          Revolving Notes means the Revolving Notes described in Section 3 hereof.

          Security Instruments is used collectively herein to mean this Agreement, all Deeds of Trust, Mortgages, Security Agreements, Assignments of Production and Financing Statements and other collateral documents covering the Oil and Gas Properties and related personal property, equipment, oil and gas inventory and proceeds of the foregoing, all such documents to be in form and substance satisfactory to Agent.

          Subsidiary means any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by Borrower or another subsidiary.

          Total Interest Expense means Borrower's total interest expense for any period, as determined in accordance with GAAP, excluding non-cash interest items such as amortization of loan costs.

          Total Outstandings means, as of any date, the sum of (i) the total principal balance outstanding on the Revolving Notes, plus (ii) the total face amount of all outstanding Letters of Credit, plus (iii) the amount of all unpaid Reimbursement Obligations.

          Tranche means a set of Eurodollar Loans made by the Banks at the same time and for the same Interest Period.

          Unscheduled Redeterminations means a redetermination of the Borrowing Base made at any time other than on the dates set for the regular semi-annual redetermination of the Borrowing Base which are made (A) at the reasonable request of Borrower, (B) at the reasonable request of Majority Banks, or (C) at any time it appears to Agent or Majority Banks, in the exercise of their reasonable discretion, that either (i) there has been a decrease in the value of the Oil and Gas Properfies, or (ii) an event has occurred which is reasonably expected to have a Material Adverse Effect.

          Unused Commitment Fee Rate shall be:

               (i) one-half of one percent (.50%) per annum whenever the Borrowing Base Usage is equal to or greater than ninety percent (90%), or

               (ii) three-eighths of one percent (.375%) per annum whenever the Borrowing Base Usage is equal to or greater than thirty-five percent (35%) but less than ninety percent (90%); or

               (iii) one-fourth of one percent (.25%) per annum whenever the Borrowing Base Usage is less than thirty-five percent (35%).

     2. Commitments of the Banks.

     (a) Terms of Revolving Commitment. On the terms and conditions hereinafter set forth, each Bank agrees severally to make Advances to the Borrower from time to time during the period beginning on the Effective Date and ending on the Revolving Maturity Date in such amounts as the Borrower may request up to an amount not to exceed, in the aggregate principal amount outstanding at any time, the Revolving Commitment less Total Outstandings. The obligation of the Borrower hereunder shall be evidenced by this Agreement and the Revolving Notes issued in connection herewith, said Revolving Notes to be as described in Section 3 hereof. Notwithstanding any other provision of this Agreement, no Advance shall be required to be made hereunder if any Event of Default (as hereinafter defined) has occurred and is continuing or if any event or condition has occurred or failed to occur which with the passage of time or service of notice, or both, would constitute an Event of Default. Each Advance under the Revolving Commitment shall be an aggregate amount of at least $1,000,000 or in multiples of $500,000 in excess thereof. Irrespective of the face amount of the Revolving Note or Notes, the Banks shall never have the obligation to Advance any amount or amounts in excess of the Revolving Commitment or to increase the Revolving Commitment.

     (b) Procedure for Borrowing. Whenever the Borrower desires an Advance hereunder on the Revolving Loan, it shall give Agent telegraphic, telex, facsimile or telephonic notice ("Notice of Borrowing") of such requested Advance, which in the case of telephonic notice, shall be promptly confirmed in writing. Each Notice of Borrowing shall be in the form of Exhibit "A" attached hereto and shall be received by Agent not later than 11:00 a.m. Midland, Texas time, (i) one Business Day prior to the Borrowing Date in the case of the Base Rate Loan, or (ii) three Eurodollar Business Days prior to any proposed

Borrowing Date in the case of Eurodollar Loans. Each Notice of Borrowing shall specify (i) the Borrowing Date (which, if at Base Rate Loan, shall be a Business Day and if a Eurodollar Loan, a Eurodollar Business Day), (ii) the principal amount to be borrowed, (iii) the portion of the Advance constituting Base Rate Loans and/or Eurodollar Loans, (iv) if any portion of the proposed Advance is to constitute Eurodollar Loans, the initial Interest Period selected by Borrower pursuant to Section 4, hereof to be applicable thereto, and (v) the date upon which such Advance is required. Upon receipt of such Notice, Agent shall advise each Bank thereof; provided, that if the Banks have received at least one (1) day's notice of such Advance prior to funding of a Base Rate Loan, or at least three (3) days notice of each Advance prior to funding in the case of a Eurodollar Loan, each Bank shall provide Agent at its office at 2301 West Wall Street, Midland, Texas 79702, not later than 1:00 p.m., Midland, Texas time, on the Borrowing Date, in immediately available funds, its pro rata share of the requested Advance, but the aggregate of all such fundings by each Bank shall never exceed such Banks Revolving Commitment. Not later than 2:00 p.m., Midland, Texas time, on the Borrowing Date, Agent shall make available to the Borrower at the same office, in like funds, the aggregate amount of such requested Advance. Neither Agent nor any Bank shall incur any liability to the Borrower in acting upon any Notice referred to above which Agent or such Bank believes in good faith to have been given by a duly authorized officer or other person authorized to borrow on behalf of Borrower or for otherwise acting in good faith under this
Section 2(b). Upon funding of Advances by Banks in accordance with this Agreement, pursuant to any such Notice, the Borrower shall have effected Advances hereunder.

     (c) Letters of Credit. On the terms and conditions hereinafter set forth, the Agent shall from time to time during the period beginning on the Effective Date and ending on the Revolving Maturity Date upon request of Borrower issue standby Letters of Credit for the account of Borrower (the "Letters of Credit") in such face amounts as Borrower may request, but not to exceed in the aggregate face amount at any time outstanding the sum of Five Million Dollars ($5,000,000). The face amount of all Letters of Credit issued and outstanding hereunder shall be considered as Advances on the Revolving Commitment for Borrowing Base purposes and all payments made by the Agent on such Letters of Credit shall be considered as Advances under the Revolving Notes. Each Letter of Credit issued for the account of Borrower hereunder shall (i) be in favor of such beneficiaries as specifically requested by Borrower, (ii) have an expiration date not exceeding the earlier of (a) one year or (b) the Revolving Maturity Date, and (iii) contain such other terms and provisions as may be required by Agent. Each Bank (other than Agent) agrees that, upon issuance of any Letter of Credit hereunder, it shall automatically acquire a participation in the Agent's liability under such Letter of Credit in an amount equal to such Bank's Revolving Commitment Percentage of such liability, and each Bank (other than Agent) thereby shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and shall be unconditionally obligated to Agent to pay and discharge when due, its Revolving

Commitment Percentage of Agent's liability under such Letter of Credit. The Borrower hereby unconditionally agrees to pay and reimburse the Agent for the amount of each demand for payment under any Letter of Credit that is in compliance with the provisions of any such Letter of Credit at or prior to the date on which payment is to be made by the Agent to the beneficiary thereunder, without presentment, demand, protest or other formalities of any kind. Upon receipt from any beneficiary of any Letter of Credit of any demand for payment under such Letter of Credit, the Agent shall promptly notify the Borrower of the demand and the date upon which such payment is to be made by the Agent to such beneficiary in respect of such demand. Forthwith upon receipt of such notice from the Agent, Borrower shall advise the Agent whether or not it intends to borrow hereunder to finance its obligations to reimburse the Agent, and if so, submit a Notice of Borrowing as provided in Section 2(b) hereof. If Borrower fails to so advise Agent and thereafter fails to reimburse Agent, the Agent shall notify each Bank of the demand and the failure of the Borrower to reimburse the Agent, and each Bank shall reimburse the Agent for its Revolving Commitment Percentage of each such draw paid by the Agent and unreimbursed by the Borrower. All such amounts paid by Agent and/or reimbursed by the Banks shall be treated as an Advance or Advances under the Revolving Commitment, which Advances shall be immediately due and payable and shall bear interest it the Maximum Rate.

     (d) Procedure for Obtaining Letters of Credit. The amount and date of issuance, renewal, extension or reissuance of a Letter of Credit pursuant to the Banks' commitments above in Section 2(c) shall be designated by Borrower's written request delivered to Agent at least three (3) Business Days prior to the date of such issuance, renewal, extension or reissuance. Concurrently with or promptly following the delivery of the request for a Letter of Credit, Borrower shall execute and deliver to the Agent an application and agreement with respect to the Letters of Credit, said application and agreement to be in the form used by the Agent. The Agent shall not be obligated to issue, renew, extend or reissue such Letters of Credit if (A) the amount thereon when added to the face amount of the outstanding Letters of Credit plus any Reimbursement Obligations exceeds Five Million Dollars ($5,000,000) or (B) the amount thereof when added to the Total Outstandings would exceed the Revolving Commitment. Borrower agrees to pay the Agent for the benefit of the Banks commissions for issuing the Letters of Credit (calculated separately for each Letter of Credit) in an amount equal to the greater of (i) the Eurodollar Margin then in effect per annum times the maximum face amount of the Letter of Credit or (ii) $500.00. In addition, Borrower agrees to pay to the Agent for its own account an additional commission of one-quarter of one percent (.25%) times the maximum face amount of such Letter of Credit for issuing each such Letter of Credit. Such commissions shall be payable prior to the issuance of each Letter of Credit and thereafter on each anniversary date of such issuance while such Letter of Credit is outstanding.

     (e) Type and Number of Advances. Any Advance made under the Revolving Commitment may be a Base Rate Loan or a Eurodollar Loan, or combination thereof, selected by Borrower pursuant to Section 4(a) hereof the total number of Tranches under the Revolving Commitment which may be outstanding at any time shall never exceed three (3).

     (f) Voluntary Reduction of Revolving Commitment. The Borrower may at any time, or from time to time, upon not less than three (3) Business Days; prior written notice to Agent, reduce or terminate the Revolving Commitment; provided, however, that (i) each reduction in the Revolving Commitment must be in the amount of $1,000,000 or more, in increments of $500,000 and (ii) each reduction must be accompanied by a prepayment of the Revolving Notes in the amount by which the outstanding principal balance of the Revolving Notes exceeds the Revolving Commitment as reduced pursuant to this Section 2.

     (g) Monthly Commitment Reductions. The Revolving Commitment shall be reduced as of the first day of each month by an amount determined by the Banks pursuant to Section 7(b) hereof (the "Monthly Commitment Reduction"). The Monthly Commitment Reduction shall be $0 beginning on October 1, 2000, with like reductions continuing on the first day of each month thereafter until redetermined pursuant to Section 7(b) hereof. If as a result of any such Monthly Commitment Reduction, the Total Outstandings ever exceed the Revolving Commitment then in effect, the Borrower shall make the mandatory prepayment of principal required pursuant to Section 9(b) hereof.

     (h) Several Obligations. The obligations of the Banks under the Commitment are several and not joint. The failure of any Bank to make an Advance required to be made by it shall not relieve any other Bank of its obligation to make its Advance, and no Bank shall be responsible for the failure of any other Bank to make the Advance to be made by such other Bank. No Bank shall be required to lend hereunder any amount in excess of its legal lending limit.

     3. Notes Evidencing Loans. The loans described above in Section 2 shall be evidenced by promissory notes of Borrower as follows:

     (a) Form of Revolving Notes. The Revolving Loan shall be evidenced by a Note or Notes in the aggregate face amount of $110,000,000, and shall be in the form of Exhibit "B" hereto with appropriate insertions (each a "Revolving
Note"). Notwithstanding the face amount of the Revolving Notes, the actual principal amount due from the Borrower to Banks on account of the Revolving Notes, as of any date of computation, shall be the sum of Advances then and theretofore made on account thereof, less all principal payments actually received by Banks in collected funds with respect thereto. Although the Revolving Notes may be dated as of the Effective Date, interest in respect thereof shall be payable only for the period during which the loans evidenced thereby are outstanding and, although the stated amount of the Revolving Notes may be higher, the Revolving Notes shall be enforceable, with respect to Borrower's obligation to pay the principal amount thereof, only to the extent of the unpaid principal amount of the Loans. Irrespective of the face amount of the Revolving Notes, no Bank shall ever be obligated to advance on the Revolving Conunitinent any amount in excess of its Revolving Commitment then in effect.

     (b) Issuance of Additional Notes. At the Effective Date there shall be outstanding one Revolving Note in the aggregate face amount of $110,000,000 payable to the order of Bank One. From time to time new Notes may be issued to other Banks as such Banks become parties to this Agreement. Upon request from Agent, the Borrower shall execute and deliver to Agent any such new or additional Notes. From time to time as new Notes are issued the Agent shall require that each Bank exchange its Note(s) for newly issued Note(s) to better reflect the extent of each Bank's Commitment hereunder.

     (c) Interest Rates. The unpaid principal balance of the Notes shall bear interest from time to time as set forth in Section 4 hereof.

     (d) Payment of Interest. Interest on the Notes shall be payable on each Interest Payment Date.

     (e) Payment of Principal. The unpaid principal balance of the Notes shall be due and payable to the Agent for the ratable benefit of the Banks on the Revolving Maturity Date unless earlier due in whole or in part as a result of an acceleration of the amount due or pursuant to the mandatory prepayment provisions of Section 9 hereof.

     (f) Payment to Banks. Each Bank's Pro Rata Part of payment or prepayment of the Loans shall be directed by wire transfer to such Bank by the Agent at the address provided to the Agent for such Bank for payments no later than 2:00 p.m., Midland, Texas, time on the Business Day such payments or prepayments are deemed hereunder to have been received by Agent; provided, however, in the event that any Bank shall have failed to make an Advance as contemplated under Section 2 hereof (a "Defaulting Bank") and the Agent or another Bank or Banks shall have made such Advance, payment received by Agent for the account of such Defaulting Bank or Banks shall not be distributed to such Defaulting Bank or Banks until such Advance or Advances shall have been repaid in full to the Bank or Banks who funded such Advance or Advances. Any payment or prepayment received by Agent at any time after 12:00 noon, Midland, Texas, time on a Business Day shall be deemed to have been received on the next Business Day. Interest shall cease to accrue on any principal as of the end of the day preceding the Business Day on which any such payment or prepayment is deemed hereunder to have been received by Agent. If Agent fails to transfer any principal amount to any Bank as provided above, then Agent shall promptly direct such principal amount by wire transfer to such Bank.

     (g) Sharing of Payments. Etc. If any Bank shall obtain any payment (whether voluntary, involuntary, or otherwise) on account of the Loans, (including, without limitation, any set-off) which is in excess of its Pro Rata Part of payments on the Loans, as the case may be, obtained by all Banks, such Bank shall purchase from the other Banks such participation as shall be necessary to cause such purchasing Bank to share the excess payment pro rata with each of them; provided that, if all or any portion of such excess payment is thereafter recovered from such purchasing Bank, the purchase shall be rescinded and the purchase price restored to the extent of the recovery. The Borrower agrees that any Bank so purchasing a participation from another Bank pursuant to this Section may, to the fullest extent permitted by law, exercise all of its rights of payment (including the right of offset) with respect to such participation as fully as if such Bank were the direct creditor of the Borrower in the amount of such participation.

     (h) Non-Receipt of Funds by the Agent. Unless the Agent shall have been notified by a Bank or the Borrower (the "Payor") prior to the date on which such Bank is to make payment to the Agent of the proceeds of a Loan to be made by it hereunder or the Borrower is to make a payment to the Agent for the account of one or more of the Banks, as the case may be (such payment being herein called the "Required Payment"), which notice shall be effective upon, receipt, that the Payor does not intend to make the Required Payment to the Agent, the Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient on such date and, if the Payor has not in fact made the Required Payment to the Agent, the recipient of such payment shall, on demand, pay to the Agent the amount made available to it together with interest thereon in respect of the period commencing on the date such amount was made available by the Agent until the date the Agent recovers such amount at the rate applicable to such portion of the applicable Loan.

     4. Interest Rates.

     (a) Options.

          (i) Base Rate Loans. On all Base Rate Loans the Borrower agrees to pay interest on the Notes calculated on the basis of the actual days elapsed in a year consisting of 360 days with respect to the unpaid principal amount of each Base Rate Loan from the date the proceeds thereof are made available to Borrower until maturity (whether by acceleration or otherwise), at a varying rate per annum equal to the lesser of (i) the Maximum Rate (defined herein), or (ii) the sum of the Alternate Base Rate plus the Base Rate Margin.

     Subject to the provisions of this Agreement as to prepayment, the principal of the Notes representing Base Rate Loans shall be payable as specified in
     Section 3(e) hereof and the interest in respect of each Base Rate Loan shall be payable on each Interest Payment Date. Past due principal and, to the extent permitted by law, past due interest in respect to each Base Rate Loan, shall bear interest, payable on demand, at the rate set forth in
     Section 4(e) hereof.

          (ii) Eurodollar Loans. On all Eurodollar Loans the Borrower agrees to pay interest calculated on the basis of a year consisting of 360 days with respect to the unpaid principal amount of each Eurodollar Loan from the date the proceeds thereof are made available to Borrower until maturity (whether by acceleration or otherwise), at a varying rate per annum equal to the lesser of (i) the Maximum Rate, or (ii) the Eurodollar Rate plus the Eurodollar Margin. Subject to the provisions of this Agreement with respect to prepayment, the principal of the Notes shall be payable as specified in
     Section 3(e) hereof and the interest with respect to each Eurodollar Loan shall be payable on each Interest Payment Date. Past due principal and, to the extent permitted by law, past due interest shall bear interest, payable on demand, at the rate set forth in Section 4(e) hereof. Upon three (3) Eurodollar Business Days' written notice prior to the making by the Banks of any Eurodollar Loan (in the case of the initial Interest Period therefor) or the expiration date of each succeeding Interest Period (in the case of subsequent Interest Periods therefor), Borrower shall have the option, subject to compliance by Borrower with all of the provisions of this Agreement, as long as no Default or Event of Default exists, to specify whether the Interest Period commencing on any such date shall be a one (1), two (2) or three (3) month period. If Agent shall not have received timely notice of a designation of such Interest Period as herein provided, Borrower shall be deemed to have elected to convert all maturing Eurodollar Loans to Base Rate Loans.

     (b) Interest Rate Determination. The Agent shall determine each interest rate applicable to the Loans hereunder. The Agent shall give prompt notice to the Borrower and the Banks of each rate of interest so determined and its determination thereof shall be conclusive absent error.

     (c) Conversion Option. Borrower may elect from time to time (i) to convert all or any part of its Eurodollar Loans to Base Rate Loans by giving Agent irrevocable notice of such election in writing prior to 10:00 a.m. (Midland, Texas time) on the conversion date and such conversion shall be made on the requested conversion date, provided that any such conversion of a Eurodollar Loan shall only be made on the last day of the Eurodollar Interest

Period with respect thereof, (ii) to convert all or any part of its Base Rate Loans to Eurodollar Loans by giving the Agent irrevocable written notice of such election three (3) Eurodollar Business Days prior to the proposed conversion and such conversion shall be made on the requested conversion date or, if such requested conversion date is not a Eurodollar Business Day or a Business Day, as the case may be, on the next succeeding Eurodollar Business Day or Business Day, as the case may be. Any such conversion shall not be deemed to be a prepayment of any of the loans for purposes of this Agreement or the Notes.

     (d) Recoupment. If at any time the applicable rate of interest selected pursuant to Sections 4(a)(i) or 4(a)(ii) above shall exceed the Maximum Rate, thereby causing the interest on the Notes to be limited to the Maximum Rate, then any subsequent reduction in the interest rate so selected or subsequently selected shall not reduce the rate of interest on the Notes below the Maximum Rate until the total amount of interest accrued on the Notes equals the amount of interest which would have accrued on the Notes if the rate or rates selected pursuant to Sections 4(a)(i) or (ii), as the case may be, had at all times been in effect.

     (e) Interest Rates Applicable After Default. Notwithstanding anything to the contrary contained in this Section 4, during the continuance of a Default or an Event of Default the Majority Banks may, at their option, by notice from Agent to the Borrower (which notice may be revoked at the option of the Majority Banks notwithstanding the provisions of Section 15 hereof, which requires all Banks to consent to changes in interest rates) declare that no Advance may be made as, converted into, or continued as a Eurodollar Loan. During the continuance of an Event of Default, the Majority Banks, may, at their option, by notice from Agent to the Borrower (which notice may be revoked at the option of Majority Banks notwithstanding the provisions of Section 15 hereof, which requires all Banks to consent to changes in interest rates) declare that (i) each Eurodollar Loan shall bear interest for the remainder of the applicable Interest Period at the rate otherwise applicable to such Interest Period plus two percent (2%) per annum and (ii) each Base Rate Loan shall bear interest at the rate otherwise applicable to such Interest Period plus two percent (2%), provided that, during the continuance of an Event of Default under Section 14(f) or 14(g), the interest rate set forth in clauses (i) and (ii) above shall be applicable to all outstanding Loans without any election or action on the part of the Agent or any Bank.

     5. Special Provisions Relating to Loans.

     (a) Unavailability of Funds or Inadequacy of Pricing. In the event that, in connection with any proposed Eurodollar Loan, the Agent determines, which determination shall, absent manifest error, be final, conclusive and binding upon all parties, due to changes in circumstances since the date hereof, adequate and fair means do not exist for determining the Eurodollar Rate or such rate will not accurately reflect the costs to the Banks of funding a Eurodollar Loan for such Eurodollar Interest Period, the Agent shall give notice of such determination to the Borrower and the Banks, whereupon, until the Agent notifies the Borrower and the Banks that the circumstances giving rise to such suspension no longer exist, the obligations of the Banks to make, continue or convert Loans into Eurodollar Loans shall be suspended, and all loans to Borrower shall be Base Rate Loans during the period of suspension.

     (b) If at any time any new law or any change in existing laws or in the interpretation of any new or existing laws shall make it unlawful for any Bank to make or continue to maintain or fund Eurodollar Loans hereunder, then such Bank shall promptly notify Borrower in writing and such Bank's obligation to make, continue or convert Loans into Eurodollar Loans under this Agreement shall be suspended until it is no longer unlawful for such Bank to make or maintain Eurodollar Loans. Upon receipt of such notice, Borrower shall either repay the outstanding Eurodollar Loan owed to the Banks, without penalty, on the last day of the current, Interest Periods (or, if any Bank may not lawfully continue to maintain and fund such Eurodollar Loan, immediately), or Borrower may convert such Eurodollar Loan at such appropriate time to a Base Rate Loan.

     (c) Increased Cost or Reduced Return.

          (i) If, after the date hereof, the adoption of any applicable law, rule, or regulation, or any change in any applicable law, rule, or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank, or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank with any request or directive (whether or not having the force of law) of any such governmental authority, central bank, or comparable agency:

               (A) shall subject such Bank to any tax, duty, or other charge with respect to any Eurodollar Loan, its Notes, or its obligation to make Eurodollar Loans, or change the basis of taxation of any amounts payable to such Bank under this Agreement or its Notes in respect of any Eurodollar Loan (other than franchise taxes and taxes imposed on the overall net income of such Bank);

               (B) shall impose, modify, or deem applicable any reserve, special deposit, assessment, or similar requirement (other than reserve requirements, if any, taken into account in the determination of the Eurodollar Rate) relating to any extensions of credit or other assets of, or any deposits with or other liabilities or Commitment of, such Bank, including the Commitment of such Bank hereunder; or

               (C) shall impose on such Bank or on the London interbank market any other condition affecting this Agreement or its Notes or any of such extensions of credit or liabilities or Commitment;

          and the result of any of the foregoing is to increase the cost to such Bank of making, converting into, continuing, or maintaining any Eurodollar Loan or to reduce any sum received or receivable by such Bank under this Agreement or its Notes with respect to any Eurodollar Loan, then Borrower shall pay to such Bank on demand such amount or amounts as will compensate such Bank for such increased cost or, reduction. If any Bank requests compensation by Borrower under this
          Section 5(c), Borrower may, by notice to such Bank (with a copy to Agent), suspend the obligation of such Bank to make or continue Eurodollar Loans, or to convert all or part of the Base Rate Loan owing to such Bank to a Eurodollar Loan, until the event or condition giving rise to such request ceases to be in effect (in which case the provisions of this Section 5(c) shall be applicable); provided that such suspension shall not affect the right of such Bank to receive the compensation so requested.

          (ii) If, after the date hereof, any Bank shall have determined that the adoption of any applicable law, rule, or regulation regarding capital adequacy or any change therein or in the interpretation or administration thereof by any governmental authority, central bank, or comparable agency charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such govenunental authority, central bank, or comparable agency, has or would have the effect of reducing the rate of return on the capital of such Bank or any corporation controlling such Bank as a consequence of such Bank's obligations hereunder to a level below that which such Bank or such corporation could have achieved but for such adoption, change, request, or directive (taking into consideration its policies with respect to capital adequacy), then from time to time upon demand Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such reduction.

          (iii) Each Bank shall promptly notify Borrower and Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Bank to compensation pursuant to this Section 5(c) and will designate a separate lending office, if applicable, if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Bank, be otherwise disadvantageous to it. Any Bank claiming compensation under this Section 5(c) shall furnish to Borrower and Agent a statement setting forth the additional amount or amounts to be paid to it hereunder which shall be conclusive in the absence of manifest error. In determining such amount, such Bank may use any reasonable averaging and attribution methods.

          (iv) Any Bank giving notice to the Borrower through the Agent, pursuant to this Section 5(c) shall give to the Borrower a statement signed by an officer of such Bank setting forth in reasonable detail the basis for, and the calculation of such additional cost, reduced payments or capital requirements, as the case may be, and the additional amounts required to compensate such Bank therefor.

          (v) Within five (5) Business Days after receipt by the Borrower of any notice referred to in this Section 5(c), the Borrower shall pay to the Agent for the account of the Bank issuing such notice such additional amounts as are required to compensate such Bank for the increased cost, reduced payments or increased capital requirements identified therein, as the case may be.

     (d) Discretion of Bank as to Manner of Funding. Notwithstanding any provisions of this Agreement to the contrary, each Bank shall be entitled to fund and maintain its funding of all or any part of its Loan in any manner it sees fit, it being understood, however, that for the purposes of this Agreement all determinations hereunder shall be made as if each Bank had actually funded and maintained each Eurodollar Loan through the purchase of deposits having a maturity corresponding to the last day of the Eurodollar Interest Period applicable to such Eurodollar Loan and bearing an interest rate to the applicable interest rate for such Eurodollar Period.

     (e) Breakage Fees. Without duplication under any other provision hereof, if any Bank incurs any loss, cost or expense including, without limitation, any loss of profit and loss, cost, expense or premium reasonably incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Bank to fund or maintain any Eurodollar Loan or the relending or reinvesting of such deposits or amounts paid or prepaid to the Banks as a result of any of the following events (other than any such occurrence as a result in the change of circumstances described in Sections 5(a) and (b)):

          (i) any payment, prepayment or conversion of a Eurodollar Loan on a date other than the last day of its Eurodollar Interest Period (whether by acceleration, prepayment or otherwise);

          (ii) any failure to make a principal payment of a Eurodollar Loan on the due date thereof, or

          (iii) any failure by the Borrower to borrow, continue, prepay or convert to a Eurodollar Loan on the dates specified in a notice given pursuant to Section 2(c) or 4(c) hereof, then the Borrower shall pay to such Bank such amount as will reimburse such Bank for such loss, cost or expense. If any Bank makes such a claim for compensation, it shall furnish to Borrower and Agent a statement setting forth the amount of such loss, cost or expense in reasonable detail (including an explanation of the basis for and the computation of such loss, cost or expense) and the amounts shown on such statement shall be conclusive and binding absent manifest error.

     6. Collateral Security. To secure the performance by Borrower of its obligations hereunder, and under the Notes and Security Instruments, whether now or hereafter incurred, matured or unmatured, direct or contingent, joint or several, or joint and several, including extensions, modifications, renewals and increases thereof, and substitutions therefore, Borrower has heretofore granted and assigned to Agent for the ratable benefit of the Banks a first and prior Lien on certain of its Oil and Gas Properties, proceeds of production, certain related equipment, oil and gas inventory, and proceeds of the foregoing. The Oil and Gas Properties herewith mortgaged to the Agent shall represent not less than 85% of the Engineered Value (as hereinafter defined) of Borrower's Oil and Gas Properties as of the Effective Date. Obligations arising from Rate Management Transactions shall be secured by the Collateral (as hereinafter defined) and repaid on a pari passu basis with the indebtedness and obligations of the Borrower under the Loan Documents. All Oil and Gas Properties and other collateral in which Borrower herewith granted or hereafter grants to Agent for the ratable benefit of the Banks a first and prior Lien (to the satisfaction of the Agent) in accordance with this Section 6, as such properties and interests are from time to time constituted, are hereinafter collectively called the "Collateral".

     The granting and assigning of such security interests and Liens by Borrower shall be pursuant to Security Instruments in form and substance reasonably satisfactory to the Agent. Concurrently with the delivery of each of the Security Instruments or within a reasonable time thereafter as specified in
Section 12(s) hereof, Borrower shall furnish to the Agent mortgage and title opinions and other title information satisfactory to Agent with respect to the title and Lien status of Borrower's interests in not less than 90% of the Engineered Value of the Oil and Gas Properties covered by the Security Instruments as Agent shall have designated. "Engineered Value" for this purpose shall mean future net revenues discounted at the discount rate being used by the Agent as of the date of any such determination utilizing the pricing parameters used in the engineering report furnished to the Agent for the ratable benefit of the Banks, pursuant to Sections 7 and 12 hereof. Borrower will cause to be executed and delivered to the Agent, in the future, additional Security Instruments if the Agent reasonably deems such are necessary to insure perfection or maintenance of Banks' security interests and Liens in the Oil and Gas Properties or any part of thereof.

     7. Borrowing Base.

          (a) Initial Borrowing Base. At the Effective Date, the Borrowing Base shall be $68,000,000.

          (b) Subsequent Determinations of Borrowing Base. Subsequent determinations of the Borrowing Base shall be made by the Banks at least semi-annually on April 1 and October 1 of each year beginning April 1, 2001 or as Unscheduled Redeterininations. in connection with, and as of, each determination of the Borrowing Base, the Banks shall also redetermine the Monthly Commitment Reduction. The Borrower shall fumish to the Banks as soon as possible but in any event no later than March 1 of each year thereafter beginning March 1, 2001, with an engineering report in form and substance satisfactory to the Agent prepared by an independent petroleum engineering acceptable to Agent covering the Oil and Gas Properties utilizing economic and pricing parameters used by Agent as established from time to time, together with such other information concerning the value of the Oil and Gas Properties as the Agent shall deem necessary to determine the value of the Oil and Gas Properties. By September 1 of each year, or within thirty (30) days after either (i) receipt of notice from Agent that the Banks require an Unscheduled Redetermination, or (ii) the Borrower give notice to Agent of its desire to have an Unscheduled Redetermination performed, the Borrower shall furnish to the Banks an engineering report in form and substance satisfactory to Agent prepared by Borrower's in-house engineering staff valuing the Oil and Gas Properties utilizing economic and pricing parameters used by the Agent as established from time to time, together with such other information, reports and data concerning the value of the Oil and Gas Properties as Agent shall deem reasonably necessary to determine the value of such Oil and Gas Properties. Agent shall by notice to the Borrower no later than April 1 and October 1 of each year, or within a reasonable time thereafter (herein called the "Determination Date"), notify the Borrower of the designation by the Banks of the new borrowing Base and Monthly Commitment Reduction for the period beginning on such Determination Date and continuing until, but not including, the next Determination Date. If an Unscheduled Redetermination is made by the Banks, the Agent shall notify the Borrower within a reasonable time after receipt of all requested information of the new Borrowing Base and Monthly Commitment Reduction, and such new Borrowing Base and Monthly Commitment Reduction shall continue until the next Determination Date. If the Borrower does not furnish all such information, reports and data by any date specified in this Section 7(b), unless such failure is of no fault of the Borrower, the Banks may nonetheless designate the Borrowing Base and Monthly Commitment Reduction at any amounts which the Banks in their discretion determine and may redesignate the Borrowing Base and Monthly Commitment Reduction from time to time thereafter until the Banks receive all such information, reports and data, whereupon the Banks shall designate a new Borrowing Base and Monthly Commitment Reduction as described above. Each Bank shall determine the amount of the Borrowing Base and Monthly Commitment Reduction based upon the loan collateral value which such Bank in its discretion (using such methodology, assumptions and discounts rates as such Bank customarily uses in assigning collateral value to oil and gas properties, oil and gas gathering systems, gas processing and plant operations) assigns to such Oil and Gas Properties of the Borrower at the time in question and based upon such other credit factors consistently applied (including, without limitation, the assets, liabilities, cash flow, business, properties, prospects, management and ownership of the Borrower and its affiliates) as such Bank customarily considers in evaluating similar oil and gas credits, but such Bank in its discretion shall not be required to give any additional positive value to any Oil and Gas Property over the current economic and pricing parameters used by such Bank for such Determination Date which additional value is derived directly from a hedging, forward sale or swap agreement covering such Oil and Gas Property as of the date of such determination. All determinations or Unscheduled Redeterminations of the Borrowing Base and the Monthly Commitment Reduction require the approval of Majority Banks; provided, however, that notwithstanding anything to the contrary herein, the amount of the Borrowing Base may not be increased, nor may the Monthly Commitment Reduction be reduced, without the approval of all Banks. If the required percentage of Banks cannot otherwise agree on the Borrowing Base or the Monthly Commitment Reduction, each Bank shall submit in writing to the Agent its proposed Borrowing Base and Monthly Commitment Reduction and the Borrowing Base and Monthly Commitment Reduction shall be set on the basis of the lowest Borrowing Base and the highest Monthly Commitment Reduction proposed by any Bank. If at any time any of the Oil and Gas Properties are sold, the Borrowing Base then in effect shall automatically be reduced by a sum equal to the amount of prepayment required to be made pursuant to Section 12(r) hereof. The Borrowing Base shall be additionally reduced from time to time pursuant to the provisions of Sections 2(d), (e) and 12(t) hereof. It is expressly understood that the Banks have no obligation to designate the Borrowing Base or the Monthly Commitment Reduction at any particular amounts, except in the exercise of their discretion, whether in relation to the Revolving Commitment or otherwise.

          8. Fees.

          (a) Unused Commitment Fee. The Borrower shall pay to Agent for the ratable benefit of the Banks an unused commitment fee (the "Unused
     Commitment Fee") equivalent to the Unused Commitment Fee Rate times the daily average of the unadvanced amount of the Revolving Commitment. The Unused Commitment Fee shall be payable in arrears on the last Business Day of each calendar quarter beginning September 30, 2000 with the final fee payment due on the Maturity Date for any period then ending for which the Unused Commitment Fee shall not have been theretofore paid. In the event the Revolving Commitment terminates on any date prior to the end of any such monthly period, the Borrower shall pay to the Agent for the ratable benefit of the Banks, on the date of such termination, the total Unused Commitment Fee due for the period in which such termination occurs.

          (b) Agency Fees. The Borrower shall pay to the Agent certain fees for acting as Agent hereunder in amounts set forth in the Fee Letter dated June 25, 1999 among Borrower, Agent and Bank One Capital Markets, Inc.

          (c) The Letter of Credit Fee. Borrower shall pay to the Agent the Letter of Credit fees required above in Section 2(d).

          9. Prepayments.

          (a) Voluntary Prepayments. Subject to the provisions of Section 5(e) hereof, the Borrower may at any time and from time to time, without penalty or premium, prepay the Notes, in whole or in part. Each such prepayment shall be made on at least three (3) Eurodollar Business Days' notice to Agent in the case of Eurodollar Loan Tranches and without notice in the case of Base Rate Loans and shall be in a minimum amount of $1,000,000 or an integral multiple of $500,000 in excess thereof or the unpaid balance on the Notes, whichever is less, plus accrued interest thereon to the date of prepayment.

          (b) Mandatory Prepayment For Borrowing Base Deficiency. In the event the Total Outstandings ever exceed the Borrowing Base as determined by Banks pursuant to Section 7(b) hereof, the Borrower shall, within thirty
     (30) days after notification from the Agent, either (A) by instruments reasonably satisfactory in form and substance to the Bank, provide the Agent with collateral with value and qualify in amounts satisfactory to all of the Banks in their discretion in order to increase the Borrowing Base by an amount at least equal to such excess, or (B) prepay, without premium or penalty, the principal amount of the Revolving Notes in an amount at least equal to such excess plus accrued interest thereon to the date of prepayment. If the Total Outstandings ever exceed the Revolving Commitment solely as a result of a Monthly Commitment Reduction or any other required reduction in the Revolving Commitment, then in such event, Borrower shall immediately prepay the principal amount of the Revolving Notes in an amount at least equal to such excess plus accrued interest to the date of prepayment.

          10. Representations and Warranties. In order to induce the Banks to enter into this Agreement, the Borrower hereby represents and warrants to the Banks (which representations and warranties will survive the delivery of the Notes) that:

          (a) Creation and Existence. Borrower is a limited liability company duly organized, validly existing and in good standing under the laws of the jurisdiction in which it was formed and is duly qualified in all jurisdictions wherein failure to qualify may result in a Material Adverse Effect. Borrower has all power and authority to own its properties and assets and to transact the business in which it is engaged.

          (b) Power and Authority. Borrower is duly authorized and empowered to execute, deliver and perform its Loan Documents, including this Agreement; and all corporation action on Borrower's part for the due execution, delivery and performance of the Loan Documents, including this Agreement, have been duly and effectively taken.

          (c) Binding Obligations. This Agreement and the other Loan Documents will, constitute valid and binding obligations of Borrower, enforceable in accordance with its respective terms (except that enforcement may be subject to any applicable bankruptcy, insolvency, or similar debtor relief laws now or hereafter in effect and relating to or affecting the enforcement of creditors' rights generally).

          (d) No Legal Bar or Resultant Lien. The Loan Documents, including this Agreement, do not and will not, to the best of the Borrower's knowledge violate any provisions of any contract, agreement, law, regulation, order, injunction, judgment, decree or writ to which Borrower is subject, or result in the creation or imposition of any lien or other encumbrance upon any assets or properties of Borrower, other than those contemplated by this Agreement.

          (e) No Consent. The execution, delivery and performance by Borrower of its Loan Documents, including this Agreement, does not require the consent or approval of any other person or entity, including without limitation any regulatory authority or governmental body of the United States or any state thereof or any political subdivision of the United States or any state thereof.

          (f) Financial Condition. The audited Financial Statements of Borrower for the year ended December 31, 1999, which have been delivered to Banks are complete and correct in all material respects, and fully and accurately reflect in all material respects the financial condition and results of the operations of Borrower as of the date or dates and for the period or periods stated. No change has since occurred in the condition, financial or otherwise, of Borrower which is reasonably expected to have a Material Adverse Effect, except as disclosed to the Banks in Schedule "2" attached hereto.

          (g) Liabilities. Borrower has no material liability, direct or contingent, except as disclosed to the Banks in the Financial Statements or on Schedule "3" attached hereto. No unusual or unduly burdensome restrictions, restraint, or hazard exists by contract, law or governmental regulation or otherwise relative to the business, assets or properties of Borrower which is reasonably expected to have a Material Adverse Effect.

          (h) Litigation. Except as described in the Financial Statements, or as otherwise disclosed to the Banks in Schedule "4" attached hereto, there is no litigation, legal or administrative proceeding, investigation or other action of any nature pending or, to the knowledge of the officers of Borrower threatened against or affecting Borrower which involves the possibility of any judgment or liability not fully covered by insurance, and which is reasonably expected to have a Material Adverse Effect.

          (i) Taxes: Governmental Charges. Borrower has filed all tax returns and reports required to be filed and has paid all taxes, assessments, fees and other governmental charges levied upon it or its assets, properties or income which are due and payable, including interest and penalties, the failure of which to pay could reasonably be expected to have a Material Adverse Effect, except such as are being contested in good faith by appropriate proceedings and for which adequate reserves for the payment thereof as required by GAAP has been provided and levy and execution thereon have been stayed and continue to be stayed.

          (j) Titles, Etc. Borrower has good and defensible title to all of its assets, including without limitation, the Oil and Gas Properties, free and clear of all liens or other encumbrances except Permitted Liens.

          (k) Defaults. Borrower is not in default and no event or circumstance has occurred which, but for the passage of time or the giving of notice, or both, would constitute a default under any loan or credit agreement, indenture, mortgage, deed of trust, security agreement or other agreement or instrument to which Borrower is a party in any respect that would be reasonably expected to have a Material Adverse Effect. No Event of Default hereunder has occurred and is continuing.

          (1) Casualties; Taking of Properties. Since the dates of the latest Financial Statements of the Borrower delivered to Banks, neither the business nor the assets or properties of Borrower has been affected (to the extent it is reasonably likely to cause a Material Adverse Effect), as a result of any fire, explosion, earthquake, flood, drought, windstorm, accident, strike or other labor disturbance, embargo, requisition or taking of property or cancellation of contracts, permits or concessions by any domestic or foreign government or any agency thereof, riot, activities of armed forces or acts of God or of any public enemy.

          (m) Use of Proceeds; Margin Stock. The proceeds of the Revolving Commitment may be used by the Borrower for the purposes of Letters of Credit and general corporate purposes. Borrower is not engaged principally or as one of its important activities in the business of extending credit for the purpose of purchasing or carrying any "margin stock" as defined in Regulation U of the Board of Governors of the Federal Reserve System (12 C.F.R. Part 221), or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase or carry a margin stock or for any other purpose which might constitute this transaction a "purpose credit" within the meaning of Regulation G or U of the Board of Governors of the Federal Reserve System.

          Neither Borrower nor any person or entity acting on behalf of Borrower has taken or will take any action which might cause the loans hereunder or any of the Loan Documents, including this Agreement, to violate Regulation G or U or any other regulation of the Board of Governors of the Federal Reserve System or to violate the Securities Exchange Act of 1934 or any rule or regulation thereunder, in each case as now in effect or as the same may hereafter be in effect.

          (n) Location of Business and Offices. The principal place of business and chief executive offices of the Borrower is located at the address stated in Section 17 hereof.

          (o) Compliance with the Law. To the best of Borrower's knowledge, neither Borrower:

               (i) is not in violation of any law, judgment, decree, order, ordinance, or govenunental rule or regulation to which Borrower, or any of its assets or properties are subject; or

               (ii) has not failed to obtain any license, permit, franchise or other govenunental authorization necessary to the ownership of any of its assets or properties or the conduct of its business;

     which violation or failure is reasonably expected to have a Material Adverse Effect.

     (p) No Material Misstatements. No information, exhibit or report furnished by Borrower to the Banks in connection with the negotiation of this Agreement contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statement contained therein not materially misleading.

     (q) Not A Utility. Borrower is not an entity engaged in the State of Texas in the Generation, transmission, or distribution and sale of electric power;
(ii) transportation, distribution and sale through a local distribution system of natural or other gas for domestic, commercial, industrial, or other use;
(iii) provision of telephone or telegraph service to others; (iv) production, transmission, or distribution and sale of steam or water; (v) operation of a railroad; or (vii) provision of sewer service to others.

     (r) ERISA. Borrower is in compliance in all material respects with the applicable provisions of ERISA, and no "reportable event", as such term is defined in Section 403 of ERISA, has occurred with respect to any Plan of Borrower.

     (s) Public Utility Holding Company Act. Borrower is not a "holding company", or "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", or a "public utility" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     (t) Subsidiaries. The Borrower has no Subsidiaries.

     (u) Environmental Matters. Except as disclosed on Schedule "5", Borrower has not received notice or otherwise learned of any Environmental Liability which would be reasonably likely to individually or in the aggregate have a Material Adverse Effect arising in connection with (A) any non- compliance with or violation of the requirements of any Environmental Law or (B) the release or threatened release of any toxic or hazardous waste into the environment, (ii) has not received notice of any threatened or actual liability in connection with the release or notice of any threatened release of any toxic or hazardous waste into the environment which would be reasonably likely to individually or in the aggregate have a Material Adverse Effect or (iii) has not received notice or otherwise learned of any federal or state investigation evaluating whether any remedial action is needed to respond to a release or threatened release of any toxic or hazardous waste into the environment for which Borrower is or may be liable which may reasonably be expected to result in a Material Adverse Effect.

     (v) Liens. Except (i) as disclosed on Schedule "1" hereto and (ii) for Permitted Liens, the assets and properties of the Borrower are free and clear of all liens and encumbrances.

     11. Conditions of Lending.

     (a) The effectiveness of this Agreement, and the obligation to make the initial Advance or issue any initial Letter of Credit under the Revolving Commitment shall be subject to satisfaction of the following conditions precedent:

          (i) Execution and Delivery. The Borrower shall have executed and delivered the Agreement, Notes and other required Loan Documents and the other Security Instruments, all in form and substance satisfactory to the Agent;

          (ii) Legal Opinion. The Agent shall have received from Borrower's legal counsel a favorable legal opinion or opinions in form and substance satisfactory to it (i) as to the matters set forth in Subsections 10(a),
     (b), (c), (d), (e) and (h) hereof and (ii) as to such other matters as Agent or its counsel may reasonably request;

          (iii) Resolutions. The Agent shall have received appropriate certified resolutions of Borrower;

          (iv) Good Standing. The Agent shall have received evidence of existence and good standing for Borrower;

          (v) Incumbency. The Agent shall have received a signed certificate of Borrower, certifying the names of the officers of Borrower authorized to sign loan documents on behalf of Borrower, together with the true signatures of each such officer. The Agent may conclusively rely on such certificate until the Agent receives a further certificate of Borrower canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate;

          (vi) Certificate of Formation of Limited Liability Company. The Agent shall have received copies of all amendments to the Borrower's Certificate of Formation, certified by the Secretary of State of the State of Delaware, and a copy of all amendments to the Borrower's Limited Liability Company Agreement, certified by one or more officers of Borrower as being true, correct and complete;

          (vii) Representation and Warranties. The representations and warranties of Borrower under this Agreement are true and correct in all material respects as of such date, as if then made (except to the extent that such representations and warranties related solely to an earlier date);

          (viii) No Event of Default. No Event of Default shall have occurred and be continuing nor shall any event have occurred or failed to occur which, with the passage of time or service of notice, or both, would constitute an Event of Default;

          (ix) Other Documents. Agent shall have received such other instruments and documents incidental and appropriate to the transaction provided for herein as Agent or its counsel may reasonably request, and all such documents shall be in form and substance reasonably satisfactory to the Agent; and

          (x) Legal Matters Satisfactory. All legal matters incident to the consummation of the transactions contemplated hereby shall be reasonably satisfactory to special counsel for Agent retained at the expense of the Borrower.

     (b) The obligation of the Banks to make any Advance or issue any Letter of Credit under the Revolving Commitment (including the initial Advance) shall be subject to the following additional conditions precedent that, at the date of making each such Advance and after giving effect thereto:

          (i) Representation and Warranties. The representations and warranties of Borrower under this Agreement are true and correct in all material respects as of such date, as if then made (except to the extent that such representations and warranties related solely to an earlier date);

          (ii) No Event of Default. No Event of Default shall have occurred and be continuing nor shall any event have occurred or failed to occur which, with the passage of time or service of notice, or both, would constitute an Event of Default;

          (iii) Other Doctunents. Agent shall have received such other instruments and documents incidental and appropriate to the transaction provided for herein as Agent or its counsel may reasonably request, and all such documents shall be in form and substance reasonably satisfactory to the Agent; and

          (iv) Legal Matters Satisfactory. All legal matters incident to the consummation of the transactions contemplated hereby shall be reasonably satisfactory to special counsel for Agent retained at the expense of Borrower.

     12. Affirmative Covenants. A deviation from the provisions of this Section 12 shall not constitute an Event of Default under this Agreement if such deviation is consented to in writing by the Majority Banks prior to the date of deviation. The Borrower will at all times comply with the covenants contained in this Section 12 from the date hereof and for so long as the Commitment is in existence or any amount is owed to the Agent or the Banks under this Agreement or the other Loan Documents.

     (a) Financial Statements and Reports. Borrower shall promptly fumish to the Agent from time to time upon request such information regarding the business and affairs and financial condition of Borrower, as the Agent may reasonably request, and will furnish to the Agent.

          (i) Annual Financial Statements. As soon as available, and in any event within ninety (90) days after the close of each fiscal year beginning with the fiscal year ended December 31, 1999, the annual audited consolidated and consolidating Financial Statements of Borrower, prepared in accordance with GAAP accompanied by an unqualified opinion rendered by an independent accounting firm reasonably acceptable to the Agent;

          (ii) Quarterly Financial Statements. As soon as available, and in any event within forty-five (45) days after the end of each calendar quarter of each year (except the last calendar quarter of any fiscal year), beginning with the fiscal quarter ended September 30, 2000, the quarterly unaudited consolidated and consolidating Financial Statements of Borrower prepared in accordance with GAAP;

          (iii) Report on Properties. As soon as available and in any event on or before March 1 and September 1 of each calendar year, and at such other times as any Bank, in accordance with Section 7 hereof, may request, the engineering reports required to be furnished to the Agent under such Section 7 on the Oil and Gas Properties;

          (iv)  Monthly  Production  Reports.  Within 30 days  after  request of
     Agent, a report, in form and substance satisfactory to the Agent, indicating the next preceding month's sales volume, sales revenues, production taxes, operating expense and net operating income from the Oil and Gas Properties, with detailed calculations and worksheets, all in form and substance satisfactory to Agent;

          (v) SEC Reports.  As soon as  available,  and in any event within five
     (5) days of filing, copies of all filings by Borrower, if any, with the Securities and Exchange Commission;

          (vi) Additional Information. Promptly upon request of the Agent from time to time any additional financial information or other information that the Agent may reasonably request.

All such reports, information, balance sheets and Financial Statements referred to in Subsection 12(a) above shall be in such detail as the Agent may reasonably request and shall be prepared in a manner consistent with the Financial Statements.

     (b) Certificates of Compliance. Concurrently with the furnishing of the annual audited Financial Statements pursuant to Subsection 12(a)(i) hereof and the quarterly unaudited Financial Statements pursuant to Subsection 12(a)(ii) hereof for the months coinciding with the end of each fiscal quarter, Borrower shall furnish to the Agent a certificate in the form of Exhibit "C" attached hereto, signed by the Chairman, President or Chief Financial Officer of Borrower, (i) stating that Borrower has fulfilled in all material respects its obligations under the Notes and the Loan Documents, including this Agreement, and that all representations and warranties made herein and therein continue (except to the extent they relate solely to an earlier date) to be true and correct in all material respects (or specifying the nature of any change), or if a Default has occurred, specifying the Default and the nature and status thereof; (ii) to the extent requested from time to time by the Agent, specifically affirming compliance of Borrower in all material respects with any of its representations (except to the extent they relate solely to an earlier date) or obligations under said instruments; (iii) setting forth the computation, in reasonable detail as of the end of each period, as applicable, covered by such certificate, of compliance with Sections 13(b), (c), (d), (e) and (f); and (iv) containing or accompanied by such financial or other details, information and material as the Agent may reasonably request to evidence such compliance.

     (c) Accountants' Certificate. Concurrently with the furnishing of the annual Financial Statements pursuant to Section 12(a)(i) hereof, Borrower will furnish a statement from the firm of independent public accountants which prepared such Financial Statement to the effect that nothing has come to its attention to cause them to believe that there existed on the date of such statements any Event of Default and specifically calculating Borrower's compliance with Sections 13(b), (c),
(d), (e) and (f) of this Agreement.

     (d) Taxes and Other Liens. The Borrower will pay and discharge promptly all taxes, assessments and governmental charges or levies imposed upon the Borrower, or upon the income or any assets or property of Borrower, as well as all claims of any kind (including claims for labor, materials, supplies and rent) which, if unpaid, might become a Lien or other encumbrance upon any or all of the assets or property of Borrower and which could reasonably be expected to result in a Material Adverse Effect; provided, however, that the Borrower shall not be required to pay any such tax, assessment, charge, levy or claim if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings diligently conducted, levy and execution thereon have been stayed and continue to be stayed and if Borrower shall have set up adequate reserves therefor, if required, under GAAP.

     (e) Compliance with Laws. Borrower will observe and comply, in all material respects, with all applicable laws, statutes, codes, acts, ordinances, orders, judgments, decrees, injunctions, rules, regulations, orders and restrictions relating to environmental standards or controls or to energy regulations of all federal, state, county, municipal and other governments, departments, commissions, boards, agencies, courts, authorities, officials and officers, domestic or foreign.

     (f) Further Assurances. The Borrower will cure promptly any defects in the creation and issuance of the Notes and the execution and delivery of the Notes and the Loan Documents, including this Agreement. The Borrower at its sole expense will promptly execute and deliver to Agent upon its reasonable request all such other and further documents, agreements and instruments in compliance with or accomplishment of the covenants and agreements in this Agreement, or to correct any omissions in the Notes or more fully to state the obligations set out herein.

     (g) Performance of Obligations. The Borrower will pay the Notes and other obligations incurred by it hereunder according to the reading, tenor and effect thereof and hereof, and Borrower will do and perform every act and discharge all of the obligations provided to be performed and discharged by the Borrower under the Loan Documents, including this Agreement, at the time or times and in the manner specified.

     (h) Insurance. The Borrower now maintains and will continue to maintain insurance with financially sound and reputable insurers with respect to its assets against such liabilities, fires, casualties, risks and contingencies and in such types and amounts as is customary in the case of persons engaged in the same or similar businesses and similarly situated. Upon request of the Agent, the Borrower will furnish or cause to be furnished to the Agent from time to time a summary of the insurance coverage of Borrower in form and substance satisfactory to the Agent, and, if requested, will furnish the Agent copies of the applicable policies. Upon demand by Agent any insurance policies covering any such property shall be endorsed (i) to provide that such policies may not be canceled, reduced or affected in any manner for any reason without fifteen (15) days prior notice to Agent, (ii) to provide for insurance against fire, casualty and other hazards normally insured against, in the amount of the full value (less a reasonable deductible not to exceed amounts customary in the industry for similarly situated business and properties) of the property insured, and (iii) to provide for such other matters as the Agent may reasonably require. The Borrower shall at all times maintain adequate insurance with respect to all of its assets, including but not limited to, the Oil and Gas Properties or any collateral against its liability for injury to persons or property, which insurance shall be by financially sound and reputable insurers and shall without limitation provide the following coverages: comprehensive general liability (including coverage for damage to underground resources and equipment, damage caused by blowouts or cratering, damage caused by explosion, damage to underground minerals or resources caused by saline substances, broad form property damage coverage, broad form coverage for contractually assumed liabilities and broad form coverage for acts of independent contractors), worker's compensation and automobile liability. The Borrower shall at all times maintain cost of control of well insurance with respect to the Oil and Gas Properties which shall include the Borrower against seepage and pollution expense; redrilling expense; and cost of control of well; fires, blowouts, etc., if deemed economical in the reasonable discretion of the Borrower. Additionally, the Borrower shall at all times maintain adequate insurance with respect to all of its other assets and wells in accordance with prudent business practices.

     (i) Accounts and Records. Borrower will keep books, records and accounts in which full, true and correct entries will be made of all dealings or transactions in relation to its business and activities, prepared in a manner consistent with prior years, subject to changes suggested by Borrower's auditors.

     (j) Right of Inspection. Borrower will permit any officer, employee or agent of the Banks to examine Borrower's books, records and accounts, and take copies and extracts therefrom, all at such reasonable times during normal business hours and as often as the Banks may reasonably request. The Banks will use best efforts to keep all Confidential Information (as herein defmed) confidential and will not disclose or reveal the Confidential Information or any part thereof other than (i) as required by law, and (ii) to the Banks', and the Banks' subsidiaries, Affiliates, officers, employees, legal counsel and regulatory authorities or advisors to whom it is necessary to reveal such information for the purpose of effectuating the agreements and undertakings specified herein or as otherwise required in connection with the enforcement of the Banks' and the Agent's rights and remedies under the Notes, this Agreement and the other Loan Documents. As used herein, "Confidential Information" means information about the Borrower furnished by the Borrower to the Banks, but does not include information (i) which was publicly known, or otherwise known to the Banks, at the time of the disclosure, (ii) which subsequently becomes publicly known through no act or omission by the Banks, or (iii) which otherwise becomes known to the Banks, other than through disclosure by the Borrower.

     (k) Notice of Certain Events. The Borrower shall promptly notify the Agent if Borrower learns of the occurrence of (i) any event which constitutes an Event of Default together with a detailed statement by Borrower of the steps being taken to cure such Event of Default; (ii) any legal, judicial or regulatory proceedings affecting Borrower, or any of the assets or properties of Borrower which, if adversely determined, could reasonably be expected to have a Material Adverse Effect; (iii) any dispute between Borrower and any governmental or regulatory body or any other Person or entity which, if adversely determined, might reasonably be expected to cause a Material Adverse Effect; (iv) any other matter which in Borrower's reasonable opinion could have a Material Adverse Effect.

     (l) ERISA Information and Compliance. The Borrower will promptly furnish to the Agent immediately upon becoming aware of the occurrence of any "reportable event", as such term is defined in Section 4043 of ERISA, or of any "prohibited transaction", as such term is defined in Section 4975 of the Internal Revenue
Code of 1954, as amended, in connection with any Plan or any trust created thereunder, a written notice signed by the chief financial officer of Borrower specifying the nature thereof, what action Borrower is taking or proposes to take with respect thereto, and, when known, any action taken by the Internal Revenue Service with respect thereto.

     (m) Environmental Reports and Notices. The Borrower will deliver to the Agent (i) promptly upon its becoming available, one copy of each report sent by Borrower to any court, governmental agency or instrumentality pursuant to any Environmental Law, (ii) notice, in writing, promptly upon Borrower's receipt of notice or otherwise learning of any claim, demand, action, event, condition, report or investigation indicating any potential or actual liability arising in connection with (x) the non- compliance with or violation of the requirements of any Environmental Law which reasonably could be expected to have a Material Adverse Effect; (y) the release or threatened release of any toxic or hazardous waste into the environment which reasonably could be expected to have a Material Adverse Effect or which release Borrower would have a duty to report to any court or government agency or instrumentality, or (iii) the existence of any Envirorunental Lien on any properties or assets of Borrower, and Borrower shall immediately deliver a copy of any such notice to Agent.

     (n) Compliance and Maintenance. The Borrower will (i) observe and comply in all material respects with all Environmental Laws; (ii) except as provided in Subsections 12(p) and 12(q) below, maintain the Oil and Gas Properties and other assets and properties in good and workable condition at all times and make all repairs, replacements, additions, betterments and improvements to the Oil and Gas Properties and other assets and properties as are needed and proper so that the business carried on in connection therewith may be exercised in good faith;
(iii) take or cause to be taken whatever actions are necessary or desirable to prevent an event or condition of default by Borrower under the provisions of any gas purchase or sales contract or any other contract, agreement or lease comprising a part of the Oil and Gas Properties or other collateral security hereunder which default could reasonably be expected to result in a Material Adverse Effect; and (iv) furnish Agent upon request evidence satisfactory to Agent that there are no Liens, claims or encumbrances on the Oil and Gas Properties, except laborers', vendors', repairmen's, mechanics', worker's, or materialmen's liens arising by operation of law or incident to the construction or improvement of property if the obligations secured thereby are not yet due or are being contested in good faith by appropriate legal proceedings or Permitted Liens.

     (o) Operation of Properties. Except as provided in Subsection 12(p) and (q) below, the Borrower will operate, or use reasonable efforts to cause to be operated, all Oil and Gas Properties in a careful and efficient manner in accordance with the practice of the industry and in compliance in all material respects with all applicable laws, rules, and regulations, and in compliance in all material respects with all applicable proration and conservation laws of the jurisdiction in which the properties are situated, and all applicable laws, rules, and regulations, of every other agency and authority from time to time constituted to regulate the development and operation of the properties and the production and sale of hydrocarbons and other minerals therefrom; provided, however, that the Borrower shall have the right to contest in good faith by appropriate proceedings, the applicability or lawfulness of any such law, rule or regulation and pending such contest may defer compliance therewith, as long as such deferment shall not subject the properties or any part thereof to foreclosure or loss.

     (p) Compliance with Leases and Other Instruments. The Borrower will pay or cause to be paid and discharge all rentals, delay rentals, royalties, production payment, and indebtedness required to be paid by Borrower (or required to keep unimpaired in all material respects the rights of Borrower in Oil and Gas Properties) accruing under, and perform or cause to be performed in all material respects each and every act, matter, or thing required of Borrower by each and all of the assignments, deeds, leases, subleases, contracts, and agreements in any way relating to Borrower or any of the Oil and Gas Properties and do all other things necessary of Borrower to keep unimpaired in all material respects the rights of Borrower thereunder and to prevent the forfeiture thereof or default thereunder; provided, however, that nothing in this Agreement shall be deemed to require Borrower to perpetuate or renew any oil and gas lease or other lease by payment of rental or delay rental or by commencement or continuation of operations nor to prevent Borrower from abandoning or releasing any oil and gas lease or other lease or well thereon when, in any of such events, in the opinion of Borrower exercised in good faith, it is not in the best interest of the Borrower to perpetuate the same.

     (q) Certain Additional Assurances Regarding Maintenance and Operations of Properties. With respect to those Oil and Gas Properties which are being operated by operators other than the Borrower, the Borrower shall not be obligated to perform any undertakings contemplated by the covenants and agreement contained in Subsections 12(o) or 12(p) hereof which are performable only by such operators and are beyond the control of the Borrower; however, the Borrower agrees to promptly take all reasonable actions available under any operating agreements or otherwise to bring about the performance of any such material undertakings required to be performed thereunder.

     (r) Sale of Certain Assets/Prepayment of Proceeds. The Borrower will immediately pay over to the Agent for the ratable benefit of the Banks as a prepayment of principal on the Notes, an amount equal to 100% of the Release Price received by Borrower from the sale of the Oil and Gas Properties, which sale has been approved in advance by the Majority Banks. Provided, however, that the foregoing sentence shall not apply to asset sales with proceeds valued at up to $500,000 between each Borrowing Base Determination Date. The term "Release Price" as used herein shall mean a price determined by Majority Banks, in their discretion based upon the loan collateral value of the Oil and Gas Properties being sold by Borrower which such Banks in their discretion (using such methodology, assumptions and discounts rates as such Banks customarily use in assigning collateral value to oil and gas properties, oil and gas gathering systems, gas processing and plant operations) assign to such Oil and Gas Properties at the time in question as approved pursuant to each Bank's internal credit procedures. Any such prepayment of principal on the Revolving Notes required by this Section 12(r), shall not be in lieu of, but shall be in addition to, any Monthly Commitment Reduction or any mandatory prepayment of principal required to be paid pursuant to Section 9(b) hereof

     (s) Title Matters. Within thirty (30) days after the Effective Date with respect to the Oil and Gas Properties listed on Schedule "6" hereto, furnish Agent with title opinions and/or title information reasonably satisfactory to Agent showing good and defensible title of Borrower to such Oil and Gas Properties subject only to the Permitted Liens. As to any Oil and Gas Properties hereafter mortgaged to Agent, Borrower will promptly (but in no event more than thirty (30) days following such mortgaging), furnish Agent with title opinions and/or title information reasonably satisfactory to Agent showing good and defensible title of Borrower to such Oil and Gas Properties subject only to Permitted Liens.

     (t) Curative Matters. Within thirty (30) days after the Effective Date with respect to matters listed on Schedule "7" and, thereafter, within thirty (30) days after receipt by Borrower from Agent or its counsel of written notice of title defects the Agent reasonably requires to be cured, Borrower shall either
(i) provide such curative information, in form and substance satisfactory to Agent, or (ii) substitute Oil and Gas Properties of value and quality satisfactory to the Agent for all of Oil and Gas Properties for which such title curative was requested but upon which Borrower elected not to provide such title curative information, and, within sixty (60) days of such substitution, provide title opinions or title information satisfactory to the Agent covering the Oil and Gas Properties so substituted. If the Borrower fails to satisfy (i) or (ii) above within the time specified, the loan collateral value assigned by the Banks to the Oil and Gas Properties for which such curative information was requested shall be deducted from the Borrowing Base resulting in a reduction thereof.

     (u) Change of Principal Place of Business. Borrower shall give Agent at least thirty (30) days prior written notice of its intention to move its principal place of business from the address as set forth in Section 17 hereof.

     13. Negative Covenants. A deviation from the provisions of this Section 13 shall not constitute an Event of Default under this Agreement if such deviation is consented to in writing by the Majority Banks prior to the date of deviation. The Borrower will at all times comply with the covenants contained in this
Section 13 from the date hereof and for so long as the Commitment is in existence or any amount is owed to the Agent or the Banks under this Agreement or the other Loan Documents.

     (a) Negative Pledge. The Borrower shall not without the prior written consent of the Banks:

          (i) create, incur, assume or permit to exist any Lien, security interest or other encumbrance on any of its assets or properties except Permitted Liens; or

          (ii) sell, lease, transfer or otherwise dispose of, in any fiscal year, any of its assets except for (A) sales, leases, transfers or other dispositions made in the ordinary course of Borrower's oil and gas businesses, and (B) sales made with the consent of Majority Banks which are made pursuant to, and in full compliance with, Section 12(r) hereof;

     (b) Current Ratio. Borrower shall not allow its ratio of Current Assets to Current Liabilities to be less than 1.1 to 1.0 as of the end of any fiscal quarter.

     (c) Minimum Interest Coverage Rating. The Borrower will not allow its Minimum Interest Coverage Ratio to be less than (i) 1.5 to 1.0 for the period from September 30, 2000 to and including June 30, 2001, (ii) 2.0 to 1.0 for the fiscal quarters ended September 30, 2001 and December 31, 2001, and (iii) 2.75 to 1.0 as of the end of each fiscal quarter thereafter. The aforesaid ratio shall be calculated as of the end of each fiscal quarter for the four preceding fiscal quarters ending with the fiscal quarter for which such measurement is being made.

     (d) General and Administrative Expenses. The Borrower will never allow its General and Administrative Expenses (including management fees) for any fiscal year to exceed $2,500,000 in any year, said amount to be tested as of the end of each fiscal year.

     (e) Consolidations and Mergers. Borrower will not consolidate or merge with or into any other Person, except that Borrower may merge with another Person if Borrower is the surviving entity in such merger and if, after giving effect thereto, no Default or Event of Default shall have occurred and be continuing.

     (f) Debts, Guaranties and Other Obligations. Without the consent of Majority Banks, Borrower will not incur, create, assume or in any manner become or be liable in respect of any indebtedness, nor will Borrower guarantee or otherwise in any manner become or be liable in respect of any indebtedness, liabilities or other obligations of any other person or entity, whether by agreement to purchase the indebtedness of any other person or entity or agreement for the furnishing of funds to any other person or entity through the purchase or lease of goods, supplies or services (or by way of stock purchase, capital contribution, advance or loan) for the purpose of paying or discharging the indebtedness of any other person or entity, or otherwise, except that the foregoing restrictions shall not apply to:

          (i)  the  Notes  and  any  renewal  or  increase  thereof,   or  other
     indebtedness  of  the  Borrower  heretofore   disclosed  to  Banks  in  the
     Borrower's Financial Statements or on Schedule "3" hereto; or

          (ii) taxes, assessments or other government charges which are not yet due or are being contested in good faith by appropriate action promptly initiated and diligently conducted, if such reserve as shall be required by GAAP shall have been made therefor and levy and execution thereon have been stayed and continue to be stayed; or

          (iii) indebtedness (other than in connection with a loan or lending transaction) incurred in the ordinary course of business, including, but not limited to indebtedness for drilling, completing, leasing and reworking oil and gas wells; or

          (iv) other indebtedness not exceeding $1,000,000 in the aggregate outstanding at any time; or

          (v) any renewals or extensions of (but, other than in the case of the Notes, not increases in) any of the foregoing.

     (g) Distributions. Borrower will not declare or pay any cash distribution, purchase, redeem or otherwise acquire for value any of its membership interests now or hereafter outstanding, return any capital to its members, or make any distribution of its assets to its stockholders as such, except the foregoing shall not apply to (i) distributions made to its members for the payment of federal income taxes directly attributable to Borrower's income and (ii) dividends on its preferred stock; provided, however, that immediately before and after giving effect to any such distribution no (i) Default or Event of Default or (ii) Borrowing Base deficiency or requirement to make any mandatory prepayment of principal pursuant to Section 9(b) hereof, shall exist.

     (h) Loans and Advances. Borrower shall not make or permit to remain outstanding any loans or advances to or in any person or entity, except that the foregoing restriction shall not apply to:

          (i) loans or advances to any person, the material details of which have been set forth in the Financial Statements of the Borrower heretofore furnished to Banks; or

          (ii) advances made in the ordinary course of Borrower's oil and gas business.

     (i) Sale or Discount of Receivables. Borrower will not discount or sell with recourse, or sell for less than the greater of the face or market value thereof, any of its notes receivable or accounts receivable.

     (j) Nature of Business. Borrower will not permit any material change to be made in the character of its business as carried on at the date hereof.

     (k) Transactions with Affiliates. Borrower will not enter into any transaction with any Affiliate, except transactions upon terms that are no less favorable to it than would be obtained in a transaction negotiated at arm's length with an unrelated third party.

     (l) Hedging Transactions. Borrower will not enter into any Rate Management Transactions, except the foregoing prohibitions shall not apply to (x) transactions consented to in writing by the Majority Banks which are on terms acceptable to the Majority Banks, or (y) Pre-Approved Contracts with Agent or a Bank.

     (m) Investments. Borrower shall not make any investments in any person or entity, except such restriction shall not apply to investments in Cash Equivalents.

     (n) Amendment to Certificate of Formation or Limited Liability Agreement. Borrower will not permit any amendment to, or any alteration of, its Certificate of Formation or its Limited Liability Company Agreement.

     (o) Prepayment of Other Indebtedness. Except as otherwise provided for herein or otherwise in this Agreement, Borrower shall not make any payment, prepayment or other unscheduled principal payment on, or redeem any of its indebtedness (other than indebtedness owed to the Banks hereunder).

     14. Events of Default. Any one or more of the following events shall be considered an "Event of Default" as that term is used herein:

     (a) The Borrower shall fail to pay when due or declared due the principal of, and the interest on, the Notes, or any fee or any other indebtedness of the Borrower incurred pursuant to this Agreement or any other Loan Document; or

     (b) Any representation or warranty made by Borrower under this Agreement or any other Loan Document, or in any certificate or statement furnished or made to the Banks pursuant hereto, or in connection herewith, or in connection with any document furnished hereunder, shall prove to be untrue in any material respect as of the date on which such representation or warranty is made (or deemed made), or any representation, statement (including financial statements), certificate, report or other data furnished or to be furnished or made by Borrower under any Loan Document, including this Agreement, proves to have been untrue in any material respect, as of the date as of which the facts therein set forth were stated or certified; or

     (c) Default shall be made in the due observance or performance of any of the covenants or agreements of the Borrower contained in the Loan Documents, including this Agreement (excluding covenants contained in Section 12(s), Section 12(w), Section 12(x) and Section 13 of the Agreement for which there is no cure period), and such default shall continue for more than thirty (30) days; or

     (d) Default shall be made in the due observance or performance of the covenants of Borrower contained in Section 12(s), Section 12(w), Section 12(x) or Section 13 of this Agreement; or

     (e) Default shall be made in respect of any obligation for borrowed money, other than the Notes, for which Borrower is liable (directly, by assumption, as guarantor or otherwise), or any obligations secured by any mortgage, pledge or other security interest, lien, charge or encumbrance with respect thereto, on any asset or property of Borrower or in respect of any agreement relating to any such obligations unless such Borrower is not liable for same (i.e., unless remedies or recourse for failure to pay such obligations is limited to foreclosure of the collateral security therefor), and if such default shall continue beyond the applicable grace period, if any; or

     (f) Borrower shall commence a voluntary case or other proceedings seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking an appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any corporate action authorizing the foregoing; or

     (g) An involuntary case or other proceeding, shall be commenced against Borrower seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy insolvency or similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of sixty (60) days; or an order for relief shall be entered against Borrower under the federal bankruptcy laws as now or hereinafter in effect; or

     (h) A final judgment or order for the payment of money in excess of $500,000 (or judgments or orders aggregating in excess of $500,000) shall be rendered against Borrower and such judgments or orders shall continue unsatisfied and unstayed for a period of thirty (30) days; or

     (i) In the event the Total Outstandings shall at any time exceed the Borrowing Base established for the Revolving Notes, and the Borrower shall fail to comply with the provisions of Section 9(b) hereof, or

     (j) A Change of Control shall occur; or

     (k) A Change of Management shall occur; or

     Upon occurrence of any Event of Default  specified in Subsections 14(f) and
(g) hereof, the entire principal amount due under the Notes and all interest then accrued thereon, and any other liabilities of the Borrower hereunder, shall become immediately due and payable all without notice and without presentment, demand, protest, notice of protest or dishonor or any other notice of default of any kind, all of which are hereby expressly waived by the Borrower. In any other Event of Default, the Agent, upon request of Majority Banks, shall by notice to the Borrower declare the principal of, and all interest then accrued on, the Notes and any other liabilities hereunder to be forthwith due and payable, whereupon the same shall forthwith become due and payable without presentment, demand, protest, notice of intent to accelerate, notice of acceleration or other notice of any kind, all of which the Borrower hereby expressly waives, anything contained herein or in the Note to the contrary notwithstanding. Nothing contained in this Section 14 shall be construed to limit or amend in any way the Events of Default enumerated in the Note, or any other document executed in connection with the transaction contemplated herein.

     Upon the occurrence and during the continuance of any Event of Default, the Banks are hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set-off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by any of the Banks to or for the credit or the account of the Borrower against any and all of the indebtedness of the Borrower under the Notes and the Loan Documents, including this Agreement, irrespective of whether or not the Banks shall have made any demand under the Loan Documents, including this Agreement or the Notes and although such indebtedness may be umnatured. Any amount set-off by any of the Banks shall be applied against the indebtedness owed the Banks by the Borrower pursuant to this Agreement and the Notes. The Banks agree promptly to notify the Borrower after any such setoff and application, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Bank under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which the Banks may have.

     15. The Agent and the Banks.

     (a) Appointment and Authorization. Each Bank hereby appoints Agent as its nominee and agent, in its name and on its behalf: (i) to act as nominee for and on behalf of such Bank in and under all Loan Documents; (ii) to arrange the means whereby the funds of Banks are to be made available to the Borrower under the Loan Documents; (iii) to take such action as may be requested by any Bank under the Loan Documents (when such Bank is entitled to make such request under the Loan Documents); (iv) to receive all documents and items to be furnished to Banks under the Loan Documents; (v) to be the secured party, mortgagee, beneficiary, and similar party in respect of, and to receive, as the case may be, any collateral for the benefit of Banks; (vi) to promptly distribute to each Bank all material information, requests, documents and items received from the Borrower under the Loan

Documents; (vii) to promptly distribute to each Bank such Bank's Pro Rata Part of each payment or prepayment (whether voluntary, as proceeds of insurance thereon, or otherwise) in accordance with the terms of the Loan Documents and
(viii) to deliver to the appropriate Persons requests, demands, approvals and consents received from Banks. Each Bank hereby authorizes Agent to take all actions and to exercise such powers under the Loan Documents as are specifically delegated to Agent by the terms hereof or thereof, together with all other powers reasonably incidental thereto. With respect to its Commitment hereunder and the Notes issued to it, Agent and any successor Agent shall have the same rights under the Loan Documents as any other Bank and may exercise the same as though it were not the Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include Agent and any successor Agent in its capacity as a Bank. Agent and any successor Agent and its Affiliates may accept deposits from, lend money to, act as trustee under indentures of and generally engage in any kind of business with the Borrower, and any person which may do business with the Borrower, all as if Agent and any successor Agent was not Agent hereunder and without any duty to account therefor to the Banks; provided that, if any payments in respect of any property (or the proceeds thereof) now or hereafter in the possession or control of Agent which may be or become security for the obligations of the Borrower arising under the Loan Documents by reason of the general description of indebtedness secured or of property contained in any other agreements, documents or instruments related to any such other business shall be applied to reduction of the obligations of the Borrower arising under the Loan Documents, then each Bank shall be entitled to share in such application according to its pro rata part thereof. Each Bank, upon request of any other Bank, shall disclose to all other Banks all indebtedness and liabilities, direct and contingent, of the Borrower to such Bank as of the time of such request.

     (b) Note Holders. From time to time as other Banks become a party to this Agreement, Agent shall obtain execution by the Borrower of additional Notes in amounts representing the Commitment of each such new Bank, up to an aggregate face amount of all Revolving Notes not exceeding $110,000,000. The obligation of such Bank shall be governed by the provisions of this Agreement, including but not limited to, the obligations specified in Section 2 hereof. From time to time, Agent may require that the Banks exchange their Notes for newly issued Notes to better reflect the Commitment of the Banks. Agent may treat the payee of any Note as the holder thereof until written notice of transfer has been filed with it, signed by such payee and in form satisfactory to Agent.

     (c) Consultation with Counsel. Banks agree that Agent may consult with legal counsel selected by Agent and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel. Banks acknowledge that Gardere & Wynne, L.L.P. is counsel for Bank One, both as Agent and as a Bank, and that such firm does not represent any of the other Banks in connection with this transaction.

     (d) Documents. Agent shall not be under a duty to examine or pass upon the validity, effectiveness, enforceability, genuineness or value of any of the Loan Documents or any other instrument or document furnished pursuant thereto or in connection therewith, and Agent shall be entitled to assume that the same are valid, effective, enforceable and genuine and what they purport to be.

     (e) Resignation or Removal of Agent. Subject to the appointment and acceptance of a successor Agent as provided below, Agent may resign at any time by giving written notice thereof to Banks and the Borrower, and Agent may be removed at any time with or without cause by all Banks. If no successor Agent has been so appointed by all Banks (and approved by the Borrower) and has accepted such appointment within 30 days after the retiring Agent's giving of notice of resignation or removal of the retiring Agent, then the retiring Agent may, on behalf of Banks, appoint a successor Agent. Any successor Agent must be approved by Borrower, which approval will not be unreasonably withheld. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights and duties of the retiring Agent, and the retiring Agent, as the case may be, shall be discharged from its duties and obligations hereunder. After any retiring Agent resignation or removal hereunder as Agent, the provisions of this
Section 15 shall continue in effect for its benefit in respect to any actions taken or omitted to be taken by it while it was acting as Agent. To be eligible to be an Agent hereunder the party serving, or to serve, in such capacity must own a Pro Rata Part of the Commitment equal to the level of Commitment required to be held by any Bank pursuant to Section 28 hereof.

     (f) Responsibility of Agent. It is expressly understood and agreed that the obligations of Agent under the Loan Documents are only those expressly set forth in the Loan Documents as to each, and that Agent shall be entitled to assume that no Default or Event of Default has occurred and is continuing, unless Agent has actual knowledge of such fact or has received notice from a Bank or the Borrower that such Bank or the Borrower considers that a Default or an Event of Default has occurred and is continuing and specifying the nature thereof. Neither Agent nor any of its directors, officers, attorneys or employees shall be liable for any action taken or omitted to be taken by them under or in connection with the Loan Documents, except for its or their own gross negligence or willful misconduct. Agent shall not incur liability under or in respect of any of the Loan Documents by acting upon any notice, consent, certificate, warranty or other paper or instrument believed by it to be genuine or authentic or to be signed by the proper party or parties, or with respect to anything which it may do or refrain from doing in the reasonable exercise of its judgment, or which may seem to it to be necessary or desirable.

     Agent shall not be responsible to Banks for any of the Borrower's recitals, statements, representations or warranties contained in any of the Loan Documents, or in any certificate or other document referred to or provided for in, or received by any Bank under, the Loan Documents, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of any of the Loan Documents or for any failure by the Borrower to perform any of its obligations hereunder or thereunder. Agent may employ agents and attorneys-in-fact and shall not be answerable, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care.

     The relationship between Agent and each Bank is only that of agent and principal and has no fiduciary aspects. Nothing in the Loan Documents or elsewhere shall be construed to impose on Agent any duties or responsibilities other than those for which express provision is therein made. In performing its duties and functions hereunder, Agent does not assume and shall not be deemed to have assumed, and hereby expressly disclaims, any obligation or responsibility toward or any relationship of agency or trust with or for the Borrower or any of its beneficiaries or other creditors. As to any matters not expressly provided for by the Loan Documents, Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of all Banks and such instructions shall be binding upon all Banks and all holders of the Notes; provided, however, that Agent shall not be required to take any action which is contrary to the Loan Documents or applicable law.

     Agent shall have the right to exercise or refrain from exercising, without notice or liability to the Banks, any and all rights afforded to Agent by the Loan Documents or which Agent may have as a matter of law; provided, however, Agent shall not, without the consent of Majority Banks, take any other action with regard to amending the Loan Documents, waiving any default under the Loan Documents or taking any other action with respect to the Loan Documents which requires consent of Majority Banks. Provided further, however, that no amendment, waiver, or other action shall be effected pursuant to the preceding sentence without the consent of all Banks which: (i) would increase the Borrowing Base or decrease the Monthly Commitment Reduction, (ii) would reduce any fees hereunder, or the principal of, or the interest on, any Bank's Note or Notes, (iii) would postpone any date fixed for any payment of any fees hereunder, or any principal or interest of any Bank's Note or Notes, (iv) would materially increase any Bank's obligations hereunder or would materially alter Agent's obligations to any Bank hereunder, (v) would release Borrower from its obligation to pay any Bank's Note or Notes, (vi) release any of the Collateral (except as otherwise provided in Section 12(r) hereof), (vii) would change the definition of Majority Banks, (viii) would amend, modify or change any provision of this Agreement requiring the consent of all the Banks, (ix) would extend the Revolving Maturity Date, or (x) would amend this sentence or the previous sentence. Agent shall not have liability to Banks for failure or delay in exercising any right or power possessed by Agent pursuant to the Loan Documents or otherwise unless such failure or delay is caused by the gross negligence of the Agent, in which case only the Agent responsible for such gross negligence shall have liability therefor to the Banks.

     (g) Independent Investigation. Each Bank severally represents and warrants to Agent that it has made its own independent investigation and assessment of the financial condition and affairs of the Borrower in connection with the making and continuation of its participation hereunder and has not relied exclusively on any information provided to such Bank by Agent in connection herewith, and each Bank represents, warrants and undertakes to Agent that it shall continue to make its own independent appraisal of the credit worthiness of the Borrower while the Notes are outstanding or its Commitment hereunder are in force. Agent shall not be required to keep itself informed as to the performance or observance by the Borrower of this Agreement or any other document referred to or provided for herein or to inspect the properties or books of the Borrower. Other than as provided in this Agreement, Agent shall not have any duty, responsibility or liability to provide any Bank with any credit or other information concerning the affairs, financial condition or business of the Borrower which may come into the possession of Agent.

     (h) Indemnification. Banks agree to indemnify Agent, ratably according to their respective Commitment on a Pro Rata basis, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any proper and reasonable kind or nature whatsoever which may be imposed on, incurred by or asserted against Agent in any way relating to or arising out of the Loan Documents or any action taken or omitted by Agent under the Loan Documents, provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from Agent's gross negligence or willful misconduct. Each Bank shall be entitled to be reimbursed by the Agent for any amount such Bank paid to Agent under this
Section 15(h) to the extent the Agent has been reimbursed for such payments by the Borrower or any other Person. The parties intend for the provisions of this Section to apply to and protect the Agent from the consequences of any liability including strict liability imposed or threatened to be imposed on Agent as well as from the consequences of its own negligence, whether or not that negligence is the sole, contributing or concurring cause of any such liability.

     (i) Benefit of Section 15. The agreements contained in this Section 15 are solely for the benefit of Agent and the Banks and are not for the benefit of, or to be relied upon by, the Borrower, any Affiliate of the Borrower or any other person.

     (j) Pro Rata Treatment. Subject to the provisions of this Agreement, each payment (including each prepayment) by the Borrower and collection by Banks (including offsets) on account of the principal of and interest on the Notes and fees provided for in this Agreement, payable by the Borrower shall be made Pro Rata; provided, however, in the event that any Defaulting Bank shall have failed to make an Advance as contemplated under Section 3 hereof and Agent or another Bank or Banks shall have made such Advance, payment received by Agent for the account of such Defaulting Bank or Banks shall not be distributed to such Defaulting Bank or Banks until such Advance or Advances shall have been repaid in full to the Bank or Banks who funded such Advance or Advances.

     (k) Assumption as to Payments. Except as specifically provided herein, unless Agent shall have received notice from the Borrower prior to the date on which any payment is due to Banks hereunder that the Borrower will not make such payment in full, Agent may, but shall not be required to, assume that the Borrower has made such payment in full to Agent on such date and Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent the Borrower shall not have so made such payment in full to Agent, each Bank shall repay to Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to Agent, at the interest rate applicable to such portion of the Revolving Loan.

     (l) Other Financings. Without limiting the rights to which any Bank otherwise is or may become entitled, such Bank shall have no interest, by virtue of this Agreement or the Loan Documents, in (a) any present or future loans from, letters of credit issued by, or leasing or other financial transactions by, any other Bank to, on behalf of, or with the Borrower (collectively referred to herein as "Other Financings") other than the obligations hereunder; (b) any present or future guarantees by or for the account of the Borrower which are not contemplated by the Loan Documents; (c) any present or future property taken as security for any such Other Financings; or (d) any property now or hereafter in the possession or control of any other Bank which may be or become security for the obligations of the Borrower arising under any loan document by reason of the general description of indebtedness secured or property contained in any other agreements, documents or instruments relating to any such Other Financings.

     (m) Interests of Banks. Nothing in this Agreement shall be construed to create a partnership or joint venture between Banks for any purpose. Agent, Banks and the Borrower recognize that the respective obligations of Banks under the Commitment shall be several and not jointly and that neither Agent nor any of Banks shall be responsible or liable to perform any of the obligations of the other under this Agreement. Each Bank is deemed to be the owner of an undivided interest in and to all rights, titles, benefits and interests belonging and accruing to Agent under the Security Instruments, including, without limitation, liens and security interests in any collateral, fees and payments of principal and interest by the Borrower under the Commitment on a Pro Rata basis. Each Bank shall perform all duties and obligations of Banks under this Agreement in the same proportion as its ownership interest in the Loans outstanding at the date of determination thereof.

     (n) Investments. Whenever Agent in good faith determines that it is uncertain about how to distribute to Banks any funds which it has received, or whenever Agent in good faith determines that there is any dispute among the Banks about how such funds should be distributed, Agent may choose to defer distribution of the funds which are the subject of such uncertainty or dispute. If Agent in good faith believes that the uncertainty or dispute will not be promptly resolved, or if Agent is otherwise required to invest funds pending distribution to the Banks, Agent may invest such funds pending distribution (at the risk of the Borrower). All interest on any such investment shall be distributed upon the distribution of such investment and in the same proportions and to the same Persons as such investment. All monies received by Agent for distribution to the Banks (other than to the Person who is Agent in its separate capacity as a Bank) shall be held by the Agent pending such distribution solely as Agent for such Banks, and Agent shall have no equitable title to any portion thereof.

     16. Exercise of Rights. No failure to exercise, and no delay in exercising, on the part of the Agent or the Banks, any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right. The rights of the Agent and the Banks hereunder shall be in addition to all other rights provided by law. No modification or waiver of any provision of the Loan
Documents, including this Agreement, or the Note nor consent to departure therefrom, shall be effective unless in writing, and no such consent or waiver shall extend beyond the particular case and purpose involved. No notice or demand given in any case shall constitute a waiver of the right to take other action in the same, similar or other circumstances without such notice or demand.

     17. Notices. Any notices or other communications required or permitted to be given by this Agreement or any other documents and instruments referred to herein must be given in writing (which may be by facsimile transmission) and must be personally delivered or mailed by prepaid certified or registered mail or e-mailed to the party to whom such notice or communication is directed at the address of such party as follows: (a) BORROWER: FIRST PERMIAN, L.L.C., 110 West Louisiana Avenue, Midland, Texas 79702-7158, Facsimile No. 915-686- 7034,
Attention: Don Tiffin, General Manager, e-mall: dtiffin@firstpermian.com; with a copy to: (i) Tucker Bridwell, Chairman, c/o Mansefeldt Investment Corporation, 400 Pine, Suite 1000, Abilene, Texas 79601, Facsimile No. 915-675- 5017, e-mail: mansefel@abilene.com; (ii) David Dunton, Vice President, EnCap Investments, LLC, 3811 Turtle Creek Boulevard, Suite 1080, Dallas, Texas 75219, Facsimile No. 214-599-0200, e-mail: duntond@epenergy.com; (b) AGENT: BANK ONE, TEXAS, N.A., 910 Travis Street, Houston, Texas 77002, Facsimile No. 713- 751-7894, Attention:
Richard G. Sylvan, First Vice President, e-mail: dick_sylvan@mail.bankone.com. Any such notice or other communication shall be deemed to have been given (whether actually received or not) on the day it is personally delivered, delivered by facsimile or e-mail as aforesaid or, if mailed, on the third day after it is mailed as aforesaid. Any party may change its address for purposes of this Agreement by giving notice of such change to the other party pursuant to this Section 17. Any notice required to be given to the Banks shall be given to the Agent and distributed to all Banks by the Agent.

     18. Expenses. The Borrower shall pay (i) all reasonable and necessary out-of-pocket expenses of the Banks, including reasonable fees and disbursements of special counsel for the Agent, in connection with the preparation of this Agreement, any waiver or consent hereunder or any amendment hereof or any Default or Event of Default or alleged Default or Event, of Default hereunder,
(ii) all reasonable and necessary out-of-pocket expenses of the Agent, including reasonable fees and disbursements of special counsel for the Agent in connection with the preparation of any participation agreement for a participant or participants requested by the Borrower or any amendment thereof and (iii) if a Default or an Event of Default occurs, all reasonable and necessary out-of-pocket expenses incurred by the Banks, including fees and disbursements of counsel, in connection with such Default and Event of Default and collection and other enforcement proceedings resulting therefrom. The Borrower hereby acknowledges that Gardere & Wynne, L.L.P. is special counsel to Bank One, as Agent and as a Bank, under this Agreement and that it is not counsel to, nor does it represent the Borrower in connection with the transactions described in this Agreement. The Borrower is relying on separate counsel in the transaction described herein. The Borrower shall indemnify the Banks against any transfer taxes, document taxes, assessments or charges made by any governmental authority by reason of the execution, delivery and filing of the Loan Documents. The obligations of this Section 18 shall survive any termination of this Agreement, the expiration of the Loans and the payment of all indebtedness of the Borrower to the Banks hereunder and under the Notes.

     19. Indemnity. The Borrower agrees to indemnify and hold harmless the Banks and their respective officers, employees, agents, attorneys and representatives (singularly, an "Indemnified Party", and collectively, the "Indemnified Parties") from and against any loss, cost, liability, damage or expense (including the reasonable fees and out-of-pocket expenses of counsel to the Banks, including all local counsel hired by such counsel) ("Claim") incurred by the Banks in investigating or preparing for, defending against, or providing evidence, producing documents or taking any other action in respect of any commenced or threatened litigation, administrative proceeding or investigation under any federal securities law, federal or state environmental law, or any other statute of any jurisdiction, or any regulation, or at common law or otherwise, which is alleged to arise out of or is based upon any acts, practices or omissions or alleged acts, practices or omissions of the Borrower or its agents or arises in connection with the duties, obligations or performance of the Indemnified Parties in negotiating, preparing, executing, accepting, keeping, completing, countersigning, issuing, selling, delivering, releasing, assigning, handling, certifying, processing or receiving or taking any other action with respect to the Loan Documents and all documents, items and materials contemplated thereby even if any of the foregoing arises out of an Indemnified Party's ordinary negligence. The indemnity set forth herein shall be in addition to any other obligations or liabilities of the Borrower to the Banks hereunder or at common law or otherwise, and shall survive any termination of this Agreement, the expiration of the Loans and the payment of all indebtedness of the Borrower to the Banks hereunder and under the Notes, provided that the Borrower shall have no obligation under this Section to the Banks with respect to any of the foregoing arising out of the gross negligence or willful misconduct of any Bank. If any Claim is asserted against any Indemnified Party, the Indemnified Party shall endeavor to notify the Borrower of such Claim (but failure to do so shall not affect the indemnification herein made except to the extent of the actual harm caused by such failure). The Indemnified Party shall have the right to employ, at the Borrower's expense, counsel of the Indemnified Parties' choosing and to control the defense of the Claim. The Borrower may at its own expense also participate in the defense of any Claim. Each Indemnified Party may employ separate counsel in connection with any Claim to the extent such Indemnified Party believes it reasonably prudent to protect such Indemnified Party. [The parties intend for the provisions of this Section to apply to and protect each Indemnified Party from the consequences of any liability including strict liability imposed or threatened to be imposed on Agent as well as from the consequences of its own negligence, whether or not that negligence is the sole, contributing, or concurring cause of any Claim.]

     20. Governing Law. THIS AGREEMENT IS BEING EXECUTED AND DELIVERED, AND IS INTENDED TO BE PERFORMED, IN MIDLAND, MIDLAND COUNTY, TEXAS, AND THE SUBSTANTIVE LAWS OF TEXAS SHALL GOVERN THE VALIDITY, CONSTRUCTION, ENFORCEMENT AND
INTERPRETATION OF THIS AGREEMENT AND ALL OTHER DOCUMENTS AND INSTRUMENTS REFERRED TO HEREIN, UNLESS OTHERWISE SPECIFIED THEREIN.

     21. Invalid Provisions. If any provision of this Agreement is held to be illegal, invalid, or unenforceable under present or future laws effective during the term of this Agreement, such provisions shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part of this Agreement, and the remaining provisions of the Agreement shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance from this Agreement.

     22. Maximum Interest Rate. Regardless of any provisions contained in this Agreement or in any other documents and instruments referred to herein, the Banks shall never be deemed to have contracted for or be entitled to receive, collect or apply as interest on the Notes any amount in excess of the Maximum Rate, and in the event any Bank ever receives, collects or applies as interest any such excess, or if an acceleration of the maturities of any Notes or if any prepayment by the Borrower results in the Borrower having paid any interest in excess of the Maximum Rate, such amount which would be excessive interest shall be applied to the reduction of the unpaid principal balance of the Notes for which such excess was received, collected or applied, and, if the principal balance of such Note is paid in full, any remaining excess shall forthwith be paid to the Borrower. All sums paid or agreed to be paid to the Banks for the use, forbearance or detention of the indebtedness evidenced by the Notes and/or this Agreement shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such indebtedness until payment in full so that the rate or amount of interest on account of such indebtedness does not exceed the Maximum Rate. In determining whether or not the interest paid or payable under any specific contingency exceeds the Maximum Rate of interest permitted by law, the Borrower and the Banks shall, to the maximum extent permitted under applicable law, (i) characterize any non-principal payment as an expense, fee or premium, rather than as interest; and (ii) exclude voluntary prepayments and the effect thereof; and (iii) compare the total amount of interest contracted for, charged or received with the total amount of interest which could be contracted for, charged or received throughout the entire contemplated term of the Note at the Maximum Rate.

     For purposes of Section 303 of the Texas Finance Code, to the extent applicable to any Bank or Agent, Borrower agrees that the Maximum Rate (as defined herein) shall be the "weekly ceiling" as defined in said Chapter, provided that such Bank or Agent as applicable, may also rely, to the extent permitted by applicable laws of the State of Texas and the United States of America, on alternative maximum rates of interest under the Texas Finance Code or other laws applicable to such Banks or Agent from time to time if greater.

     23. Amendments. This Agreement may be amended only by an instrument in writing executed by an authorized officer of the party against whom such amendment is sought to be enforced.

     24. Multiple Counterparts. This Agreement may be executed in a number of identical separate counterparts, each of which for all purposes is to be deemed an original, but all of which shall constitute, collectively, one agreement. No party to this Agreement shall be bound hereby until a counterpart of this Agreement has been executed by all parties hereto.

     25. Conflict. In the event any term or provision hereof is inconsistent with or conflicts with any provision of the Loan Documents, the terms or provisions contained in this Agreement shall be controlling.

     26. Survival. All covenants, agreements, undertakings, representations and warranties made in the Loan Documents, including this Agreement, the Notes or other documents and instruments referred to herein shall survive all closings hereunder and shall not be affected by any investigation made by any party.

     27. Parties Bound. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, heirs, legal representatives and estates, provided, however, that the Borrower may not, without the prior written consent of all of the Banks, assign any rights, powers, duties or obligations hereunder.

     28. Assignments and Participations.

     (a) Each Bank shall have the right to sell, assign or transfer all or any part of its Note or Notes, its Commitment and its rights and obligations hereunder to one or more Affiliates, Banks, financial institutions, pension plans, insurance companies, investment funds, or similar Persons who are Eligible Assignees or to a Federal Reserve Bank; provided, that each sale, assignment or transfer (other than to an Affiliate, a Bank or a Federal Reserve
Bank), shall require the consent of Agent and the Borrower, which consents will not be unreasonably withheld; provided, further, however, that if an Event of Default has occurred and is continuing, the consent of the Borrower shall not be required. Any such assignee, transferee or recipient shall have, to the extent of such sale, assignment, or transfer, the same rights, benefits and obligations as it would if it were such Bank and a holder of such Note, Commitment and rights and obligations, including, without limitation, the right to vote on decisions requiring consent or approval of all Banks or Majority Banks and the obligation to fund its Commitment; provided, that (1) each such sale, assignment, or transfer (other than to an Affiliate, a Bank or a Federal Reserve
Bank) shall be in an aggregate principal amount not less than $5,000,000, (2) each remaining Bank shall at all times maintain its Commitment then outstanding in an aggregate principal amount at least equal to $5,000,000; (3) each such sale assignment or transfer shall be of a Pro Rata portion of such Bank's Revolving Commitment, (4) no Bank may offer to sell its Note or Notes, Commitment, rights and obligations or interests therein in violation of any securities laws; and (5) no such assignments (other than to a Federal Reserve
Bank) shall become effective until the assigning Bank and its assignee delivers to Agent and Borrower an Assignment and Acceptance and the Note or Notes subject to such assignment and other documents evidencing any such assignment. An assignment fee in the amount of $3,500 for each such assignment (other than to an Affiliate, a Bank or the Federal Reserve Bank) will be payable to Agent by assignor or assignee. Within five (5) Business Days after its receipt of copies of the Assignment and Acceptance and the other documents relating thereto and the Note or Notes, the Borrower shall execute and deliver to Agent (for delivery to the relevant assignee) a new Note or Notes evidencing such assignee's assigned Commitment and if the assignor Bank has retained a portion of its Commitment, a replacement Note in the principal amount of the Commitment retained by the assignor (except as provided in the last sentence of this paragraph (a) such Note or Notes to be in exchange for, but not in payment of, the Note or Notes held by such Bank). On and after the effective date of an assignment hereunder, the assignee shall for all purposes be a Bank, party to this Agreement and any other Loan Document executed by the Banks and shall have all the rights and obligations of a Bank under the Loan Documents, to the same extent as if it were an original party thereto, and no further consent or action by Borrower, Banks or the Agent shall be required to release the transferor Bank with respect to its Commitment assigned to such assignee and the transferor Bank shall henceforth be so released.

     (b) Each Bank shall have the right to grant participations in all or any part of such Bank's Notes and Commitment hereunder to one or more pension plans, investment funds, insurance companies, financial institutions or other Persons, provided, that:

          (i) each Bank granting a participation shall retain the right to vote hereunder, and no participant shall be entitled to vote hereunder on decisions requiring consent or approval of all Banks or Majority Banks (except as set forth in (iii) below);

          (ii) in the event any Bank grants a participation hereunder, such Bank's obligations under the Loan Documents shall remain unchanged, such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, such Bank shall remain the holder of any such Note or Notes for all purposes under the Loan Documents, and Agent, each Bank and Borrower shall be entitled to deal with the Bank granting a participation in the same manner as if no participation had been granted; and

          (iii) no participant shall ever have any right by reason of its participation to exercise any of the rights of Banks hereunder, except that any Bank may agree with any participant that such Bank will not, without the consent of such participant (which consent may not be unreasonably withheld) consent to any amendment or waiver requiring approval of all Banks.

     (c) It is understood and agreed that any Bank may provide to assignees and participants and prospective assignees and participants financial information and reports and data concerning Borrower's properties and operations which was provided to such Bank pursuant to this Agreement.

     (d) Upon the reasonable request of either Agent or Borrower, each Bank will identify those to whom it has assigned or participated any part of its Notes and Commitment, and provide the amounts so assigned or participated.

     29. Choice of Forum: Consent to Service of Process and Jurisdiction. THE OBLIGATIONS OF BORROWER UNDER THE LOAN DOCUMENTS ARE PERFORMABLE IN MIDLAND COUNTY, TEXAS. ANY SUIT, ACTION OR PROCEEDING AGAINST THE BORROWER WITH RESPECT TO THE LOAN DOCUMENTS OR ANY JUDGMENT ENTERED BY ANY COURT IN RESPECT THEREOF, MAY BE BROUGHT IN THE COURTS OF THE STATE OF TEXAS, COUNTY OF HARRIS, OR IN THE UNITED STATES COURTS LOCATED IN MIDLAND COUNTY, TEXAS AND THE BORROWER HEREBY SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS FOR THE PURPOSE OF ANY

SUCH SUIT, ACTION OR PROCEEDING. THE BORROWER HEREBY IRREVOCABLY CONSENTS TO SERVICE OF PROCESS IN ANY SUIT, ACTION OR PROCEEDING IN SAID COURT BY THE MAILING THEREOF BY BANK BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO THE BORROWER, AS APPLICABLE, AT THE ADDRESS FOR NOTICES AS PROVIDED IN SECTION 17. THE BORROWER HEREBY IRREVOCABLY WAIVES ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENT BROUGHT IN THE COURTS LOCATED IN THE STATE OF TEXAS, COUNTY OF HARRIS, AND HEREBY FURTHER IRREVOCABLY WAIVES ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

     30. Waiver of Jury Trial. THE BORROWER HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATED TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

     31. Other Agreements. THIS WRITTEN CREDIT AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     32. Financial Terms. All accounting terms used in this Agreement which are not specifically defined herein shall be construed in accordance with GAAP.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

                              BORROWER:

                              FIRST PERMIAN, L.L.C.
                              a Delaware limited liability company



                              By: /s/ Tucker S. Bridwell
                                  ----------------------------
                                  Tucker S. Bridwell, Chairman


                              BANKS:

                              BANK ONE, TEXAS, N.A.,
                              a national banking association


                              By: /s/ Richard G. Sylvan
                                  ----------------------------
                                  Richard G. Sylvan, First Vice
                                  President


                              ADMINISTRATIVE AGENT:

                              BANK ONE, TEXAS, N.A.,
                              a national banking association


                              By: /s/ Richard G. Sylvan
                                  ----------------------------
                                  Richard G. Sylvan, First Vice
                                  President

                                   EXHIBIT "A"

                               NOTICE OF BORROWING

     The undersigned hereby certifies that he is the _______________ of ____________, Manager of FIRST PERMIAN, L.L.C., a Delaware limited liability company, and that as such he is authorized to execute this Notice of Borrowing on behalf of the Borrower (as such term is defined in the Agreement). With reference to that certain Second Restated Credit Agreement dated as of October 25, 2000 (as same may be amended, modified, increased, supplemented and/or restated from time to time, the "Agreement") entered into by and among Borrower and BANK ONE, TEXAS, N.A. ("Bank One"), and the financial institutions party thereto (the "Banks"), the undersigned further certifies, represents and warrants on behalf of the Borrower that all of the following statements are true and correct (each capitalized term used herein having the same meaning given to it in the Agreement unless otherwise specified):

               (a) Borrower requests that the Banks advance Borrower on the Revolving Loan _____________ the aggregate sum of $___________ by no later than ________________. Immediately following such Advance, the aggregate outstanding balance of Advances shall equal $____________ on the Revolving Loan.

               (b) This Advance shall be a: Base Rate Loan ___________, or Eurodollar Loan _________, (if Eurodollar please state requested Interest Period ______ months).

               (c) As of the date hereof, and as a result of the making of the requested Advance, there does not and will not exist any Default or Event of Default.

               (d) Borrower has performed and complied with all agreements and conditions contained in the Agreement which are required to be performed or complied with by Borrower before or on the date hereof.

               (e) The representations and warranties contained in the Agreement are true and correct in all material respects as of the date hereof and shall be true and correct upon the making of the Advance, with the same force and effect as though made on and as of the date hereof and thereof.

               (f) No change that would cause a Material Adverse Effect to the condition, financial or otherwise, of Borrower has occurred since the most recent Financial Statement provided to the Banks.

EXECUTED AND DELIVERED this _____ day of _________, ______.


                                   FIRST PERMIAN, L.L.C.
                                   a Delaware limited liability company


                                   By:
                                   Name:
                                   Title:

                                   EXHIBIT "B"

                                 REVOLVING NOTE

$_____________                                   __________, 2000


     FOR VALUE RECEIVED, the undersigned, FIRST PERMIAN, L.L.C., a Delaware limited liability company (hereinafter referred to as the "Borrower"), hereby unconditionally promises to pay to the order of ___________________ (the "Bank") at the offices of BANK ONE, TEXAS, N.A. (the "Agent") in ______________ County, Texas, the principal sum of ________________ AND ___/100 DOLLARS ($_____________), in lawful money of the United States of America together with interest from the date hereof until paid at the rates specified in the Loan Agreement (as hereinafter defined). All payments of principal and interest due hereunder are payable at the offices of Agent at _______________________________, attention: Energy Department, or at such other address as Bank shall designate in writing to Borrower.

     The principal and all accrued interest on this Note shall be due and payable in accordance with the terms and provisions of the Loan Agreement.

     This Note is executed pursuant to that certain Second Restated Credit Agreement dated October 25, 2000 between Borrower, the Agent and Banks (as the same may be amended from time to time, the "Loan Agreement" and is one of the Notes referred to therein. Reference is made to the Loan Agreement and the Loan Documents (as that term is defined in the Loan Agreement) for a statement of prepayment, rights and obligations of Borrower, for a statement of the terms and conditions under which the due date of this Note may be accelerated and for statements regarding other matters affecting this Note (including without limitation the obligations of the holder hereof to advance funds hereunder, principal and interest payment due dates, voluntary and mandatory prepayments, exercise of rights and remedies, payment of attorneys' fees, court costs and other costs of collection and certain waivers by Borrower and others now or hereafter obligated for payment of any sums due hereunder). Upon the occurrence of an Event of Default, as that term is defined in the Loan Agreement and Loan Doctunents, the holder hereof (i) may declare forthwith to be entirely and immediately due and payable the principal balance hereof and the interest accrued hereon, and (ii) shall have all rights and remedies of the Bank tinder the Loan Agreement and Loan Documents. This Note may be prepaid in accordance with the terms and provisions of the Loan Agreement.

     Regardless of any provision contained in this Note, the holder hereof shall never be entitled to receive, collect or apply, as interest on this Note, any amount in excess of the Maximum Rate (as such term is defined in the Loan Agreement), and, if the holder hereof ever receives, collects, or applies as interest, any such amount which would be excessive interest, it shall be deemed a partial prepayment of principal and treated hereunder as such; and, if the indebtedness evidenced hereby is paid in full, any remaining excess shall forthwith be paid to Borrower. In determining whether or not the interest paid or payable, under any specific contingency, exceeds the Maximum Rate, Borrower and the holder hereof shall, to the maximum extent permitted under applicable law (i) characterize any non-principal payment as an expense, fee or premium rather than as interest, (ii) exclude voluntary prepayments and the effects thereof, and (iii) spread the total amount of interest throughout the entire contemplated term of the obligations evidenced by this Note and/or referred to in the Loan Agreement so that the interest rate is uniform throughout the entire term of this Note; provided that, if this Note is paid and performed in full prior to the end of the full contemplated term thereof; and if the interest received for the actual period of existence thereof exceeds the Maximum Rate, the holder hereof shall refund to Borrower the amount of such excess or credit the amount of such excess against the indebtedness evidenced hereby, and, in such event, the holder hereof shall not be subject to any penalties provided by any laws for contracting for, charging, taking, reserving or receiving interest in excess of the Maximum Rate.

     If any payment of principal or interest on this Note shall become due on a day other than a Business Day (as such term is defined in the Loan Agreement), such payment shall be made on the next succeeding Business Day and such extension of time shall in such case be included in computing interest in connection with such payment.

     If this Note is placed in the hands of an attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership or other court proceedings, Borrower agree to pay all costs of collection, including, but not limited to, court costs and reasonable attorneys' fees.

     Borrower and each surety, endorser, guarantor and other party ever liable for payment of any sums of money payable on this Note, jointly and severally waive presentment and demand for payment, notice of intention to accelerate the maturity, protest, notice of protest and nonpayment, as to this Note and as to each and all installments hereof, and agree that their liability under this Note shall not be affected by any renewal or extension in the time of payment hereof, or in any indulgences, or by any release or change in any security for the payment of this Note, and hereby consent to any and all renewals, extensions, indulgences, releases or changes.

     This Note shall be governed by and construed in accordance with the applicable laws of the United States of America and the laws of the State of Texas.

     THIS WRITTEN NOTE, THE LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENTS BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREENIENTS BETWEEN THE PARTIES.

EXECUTED as of the date and year first above written.


                                   BORROWER:

                                   FIRST PERMIAN, L.L.C.
                                   a Delaware limited liability company



                                   By:
                                   Name:
                                   Title:

                                   EXHIBIT "C"

                            CERTIFICATE OF COMPLIANCE

     The undersigned hereby certifies that he is the ________________ of ____________ Manager of FIRST PERMIAN, L.L.C., a Delaware limited liability company (the "Borrower") and that as such he is authorized to execute this Certificate of Compliance on behalf of the Borrower. With reference to that certain Second Restated Credit Agreement, dated as of October 25, 2000, (as same may be amended, modified, increased, supplemented and/or restated from time to time, the "Agreement") entered into among the Borrower and BANK ONE, TEXAS, N.A. as "Agent," for itself and the Banks signatory thereto (the "Banks"), the undersigned further certifies, represents and warrants on behalf of the Borrower that all of the following statements are true and correct (each capitalized term used herein having the same meaning given to it in the Agreement unless otherwise specified):

          (a)  The  Borrower  has   fulfilled  in  all  material   respects  its
     obligations under the Notes and Security Instruments, including the Agreement, and all representations and warranties made herein and therein continue (except to the extent they relate solely to an earlier date) to be true and correct in all material respects [if the representations and warranties are not true and correct, the party signing this certificate shall except from the foregoing statement the matters for which such representations and warranties are no longer true specifying the nature of any such change.]

          (b) No Event of Default has occurred under the Security Instruments, including the Agreement [if an Event of Default has occurred, the party certifying hereto shall specify the facts constituting the Event of Default and the nature and status thereof].

          (c) To the extent requested from time to time by the Agent, the certifying party shall specifically affirm compliance of the Borrower in all material respects with any of its representations and warranties (except to the extent they relate solely to an earlier date) or obligations under said instruments.

          (d) Financial Computations for the period ending ______________ (provide calculations on a consolidated basis):

                    (i)  Current Ratio;

                    (ii) Minimum Interest Coverage Ratio; and

                    (iii)  General and Administrative Expenses.

     EXECUTED,  DELIVERED  AND  CERTIFIED TO this  ______day of  ______________,
20___.

                                   BORROWER:

                                   FIRST PERMIAN, L.L.C.
                                   a Delaware limited liability company



                                   By:
                                   Name:
                                   Title:

                                   EXHIBIT "D"

                       ASSIGNMENT AND ACCEPTANCE AGREEMENT

     This ASSIGNMENT AND ACCEPTANCE AGREEMENT (this "Assignment and Acceptance") dated as of ______________. _____ is made between ____________________ (the
"Assignor") and ______________ (the "Assignee").

                                    RECITALS

     WHEREAS, the Assignor is party to that certain Second Restated Credit Agreement dated as of October 25, 2000 (the "Loan Agreement") by and among First Permian, L.L.C., a Delaware limited liability company (hereinafter referred to as the "Company"), the Banks signatory thereto (the "Banks"), Bank One, Texas, N.A., as Administrative Agent (in such capacity, the "Agent"), and the financial institutions party thereto (unless otherwise defined herein, capitalized terms used herein have the respective meanings assigned to them in the Loan Agreement);

     WHEREAS as provided under the Loan Agreement, the Assignor has committed to make Loans (the "Committed Loans") to the Company in aggregate amounts not to exceed $110,000,000 on the Revolving Loan (the "Revolving Commitment"), such Revolving Commitment being evidenced by a Revolving Note in the face amount of $110,000,000 (the "Note"); the Revolving Commitment is hereinafter referred to as (the "Commitment");

     WHEREAS, [the Assignor has made Committed Loans to the Company in the aggregate principal amount of $______________ on the Revolving Commitment [no Committed Loans are outstanding under the Loan Agreement]; and

     WHEREAS, the Assignor wishes to assign to the Assignee [part] [all] of the rights and obligations of the Assignor under the Loan Agreement in respect of its Commitment, in an amount equal to $_____________ on the Revolving Commitment for a total of $_______________ for the total Commitment (the "Assigned Amount") on the terms and subject to the conditions set forth herein and the Assignee wishes to accept assignment of such rights and assume such obligations from the Assignor on such terms and subject to such conditions;

     NOW, THEREFORE, in consideration of the foregoing and the mutual agreements contained herein, the parties hereto agree as follows:

     1. Assignment and Acceptance.

     (a) Subject to the terms and conditions of this  Assignment and Acceptance,
(i) the Assignor hereby sells, transfers and assigns to the Assignee, and (ii) the Assignee hereby purchases, assumes and undertakes from the Assignor, without recourse and without representation or warranty (except as provided in this Assignment and Acceptance) ___% (the "Assignee's Percentage Share") of (A) the Commitment [and the Committed Loans] of the Assignor, (B) the Notes, and (C) all related rights, benefits, obligations, liabilities and indemnities of the Assignor under and in connection with the Loan Agreement and the Loan Documents.

     [If appropriate, add paragraph specifying payment to Assignor by Assignee of outstanding principal of, accrued interest on, and fees with respect to, Committed Loans assigned.]

     (b) With effect on and after the Effective Date (as defined in Section 5 hereof), the Assignee shall be a party to the Loan Agreement and succeed to all of the rights and be obligated to perform all of the obligations of a Bank under the Loan Agreement, including the requirements concerning confidentiality and the payment of indemnification, with a Commitment in an amount equal to the Assigned Amount. The Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Loan Agreement are required to be performed by it as a Bank. It is the intent of the parties hereto that the Commitment of the Assignor shall, as of the Effective Date, be reduced by an amount equal to the Assigned Amount and the Assignor shall relinquish its rights and be released from its obligations under the Loan Agreement to the extent such obligations have been assumed by the Assignee.

     (c) After giving effect to the assignment and assumption set forth herein, on the Effective Date the Assignee's Commitment will be $__________.

     (d) After giving effect to the assignment and assumption set forth herein, on the Effective Date the Assignor's Commitment will be $____________.

     2. Payments.

     (a) As consideration for the sale,  assignment and transfer contemplated in
Section 1 hereof, the Assignee shall pay to the Assignor on the Effective Date in immediately available funds an amount equal to $________________, representing the Assignee's Pro Rate Share of the principal amount of all Committed Loans.

     (b) The [Assignor] [Assignee] further agrees to pay to the Agent a processing fee in the amount specified in Section 28 of the Loan Agreement.

     3. Reallocation of Payments. Any interest, fees and other payments accrued to the Effective Date with respect to the Commitment, the Committed Loans and the Notes shall be for the account of the Assignor. Any interest, fees and other payments accrued on and after the Effective Date with respect to the Assigned Amount shall be for the account of the Assignee. Each of the Assignor and the Assignee agrees that it will hold in trust for the other party any interest, fees and other amounts which it may receive to which the other party is entitled pursuant to the preceding sentence and pay to the other party any such amounts which it may receive promptly upon receipt.

     4. Independent Credit Decision. The Assignee (a) acknowledges that it has received a copy of the Loan Agreement and the Schedules and Exhibits thereto, together with copies of the most recent financial statements referred to in
Section 12 of the Loan Agreement, and such other documents and information as it has deemed appropriate to make its own credit and legal analysis and decision to enter into this Assignment and Acceptance; and (b) agrees that it will, independently and without reliance upon the Assignor, the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit and legal decisions in taking or not taking action under the Loan Agreement.

     5. Effective Date; Notices.

     (a) As between the Assignor and the Assignee, the effective date for this Assignment and Acceptance shall be ______________, _______ (the "Effective Date"); provided that the following conditions precedent have been satisfied on or before the Effective Date:

          (i) this Assignment and Acceptance shall be executed and delivered by the Assignor and the Assignee, together with the Notes;

          (ii) the consent of the Agent required for an effective assignment of the Assigned Amount by the Assignor to the Assignee under Section 28 of the Loan Agreement shall have been duly obtained and shall be in full force and effective as of the Effective Date;

          (iii) the Assignee shall pay to the Assignor all amounts due to the Assignor under this Assignment and Acceptance;

          (iv) the  processing  fee  referred  to in Section  2(b) hereof and in
     Section 28 of the Loan Agreement shall have been paid to the Agent; and

          (v) the Assignor shall have assigned and the Assignee shall have assumed a percentage equal to the Assignee's Percentage Share of the rights and obligations of the Assignor under the Loan Agreement (if such agreement exists).

     (b) Promptly following the execution of this Assignment and Acceptance, the Assignor shall deliver to the Agent for acknowledgment by the Agent, a copy of this Assignment and Acceptance.

     6. Agent. [INCLUDE ONLY IF ASSIGNOR IS AGENT]

     (a) The Assignee hereby appoints and authorizes the Assignor to take such action as agent on its behalf and to exercise such powers under the Loan Agreement as are delegated to the Agent by the Banks pursuant to the terms of the Loan Agreement.

     (b) The Assignee shall assume no duties or obligations held by the Assignor in its capacity as Agent under the Loan Agreement.]

     7. Withholding Tax. The Assignee (a) represents and warrants to the Bank, the Agent and the Company that under applicable law and treaties no tax will be required to be withheld by the Bank with respect to any payments to be made to the Assignee hereunder, (b) agrees to furnish (if it is organized under the laws of any jurisdiction other than the United States or any State thereof) to the Agent and the Company prior to the time that the Agent or Company is required to make any payment of principal, interest or fees hereunder, duplicate executed originals of either U.S. Internal Revenue Service Form 4224 or U.S. Internal Revenue Service Form 101 (wherein the Assignee claims entitlement to the benefits of a tax treaty that provides for a complete exemption from U.S. federal income withholding tax on all payments hereunder) and agrees to provide new Forms 4224 or 1001 upon the expiration of any previously delivered form or comparable statements in accordance with applicable U.S. law and regulations and amendments thereto, duly executed and completed by the Assignee, and (c) agrees to comply with all applicable U.S. laws and regulations with regard to such withholding tax exemption.

     8. Representations and Warranties.

     (a) The Assignor represents and warrants that (i) it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any Lien or other adverse claim; (ii) it is duly organized and existing and it has the full power and authority to take, and has taken, all action necessary to execute and deliver this Assignment and Acceptance and any other documents required or permitted to be executed or delivered by it in connection with this Assignment and Acceptance and to fulfill its obligations hereunder; (iii) on notices to, or consents, authorizations or approvals of, any Person are required (other than any already given or obtained) for its due execution, delivery and performance of this Assignment and Acceptance, and apart from any agreements or undertakings or filings required by the Loan Agreement, no further action by, or notice to, or filing with, any Person is required of it for such execution, delivery or performance; and (iv) this Assignment and Acceptance has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignor, enforceable against the Assignor in accordance with the terms hereof, subject, as to enforcement, to bankruptcy, insolvency, moratorium, reorganization and other laws of general application relating to or affecting creditors' rights and to general equitable principles.

     (b) The Assignor makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Loan Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Loan Agreement or any other instrument or document fumished pursuant thereto. The Assignor makes no representation or warranty in connection with, and assumes no responsibility with respect to, tho solvency, financial condition or statements of the Company, or the performance or observance by the Company, of any of its respective obligations under the Loan Agreement or any other instrument or document furnished in connection therewith.

     (c) The Assignee represents and warrants that (i) it is duly organized and existing and it has full power and authority to take, and has taken, all action necessary to execute and deliver this Assignment and Acceptance any other documents required or permitted to be executed or delivered by it in connection with this Assignment and Acceptance, and to fulfill its obligations hereunder;
(ii) no notices to, or consents, authorizations or approvals of, any Person are required (other than any already given or obtained) for its due execution, delivery and performance of this Assignment and Acceptance; and apart from any agreements or undertakings or filings required by the Loan Agreement, no further action by, or notice to, or filings with, any Person is required of it for such execution, delivery or performance; (iii) this Assignment and Acceptance has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignee, enforceable against the Assignee in accordance with the terms hereof, subject, as to enforcement, to bankruptcy, insolvency, moratorium, reorganization and other laws of general application relating to or affecting creditors' rights and to general equitable principles; and (iv) it is an Eligible Assignee.

     9. Further Assurances. The Assignor and the Assignee each hereby agree to execute and deliver such other instruments, and take such other action, as either party may reasonably request in connection with the transactions contemplated by this Assignment and Acceptance, including the delivery of any notices or other documents or instruments to the Company or the Agent, which may be required in connection with the assignment and assumption contemplated hereby.

     10. Miscellaneous.

     (a) Any amendment or waiver of any provision of this Assignment and Acceptance shall be in writing and signed by the parties hereto. No failure or delay by either party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof and any waiver of any breach of the provisions of this Assignment and Acceptance shall be without prejudice to any rights with respect to any other further breach thereof.

     (b) All payments made hereunder shall be made without any set-off or counterclaim.

     (c) The Assignor and the Assignee shall each pay its own costs and expenses
incurred  in  connection  with  the  negotiation,   preparation,  execution  and
performance of this Assignment and Acceptance.

     (d) This Assignment and Acceptance may be executed in any number of counterparts and all of such counterparts taken together shall be deemed to constitute one and the same instrument.

     (e) THIS ASSIGNMENT AND ACCEPTANCE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF TEXAS. The Assignor and the Assignee each irrevocably submits to the non-exclusive jurisdiction of any State or Federal court sitting in Texas over any suit, action or proceeding arising out of or relating to this Assignment and Acceptance and irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such Texas State or Federal court. Each party to this Assignment and Acceptance hereby irrevocably waives, to the fullest extent it may effectively do so, the defense of an inconvenient forum to the maintenance of such action or proceeding.

     (f) THE ASSIGNOR AND THE ASSIGNEE EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHTS THEY MAY HAVE TO A

TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH THIS ASSIGNMENT AND ACCEPTANCE, THE LOAN AGREEMENT, ANY RELATED DOCUMENTS AND AGREEMEINTS OR ANY COURSE OF CONDUCT, COURSE OF DEALING OR STATEMENTS (WHETHER ORAL OR WRITTEN).

     (g) Assignee hereby provides the administrative detail on Addendum 1 hereto.

     [Other provisions to be added as may be negotiated between the Assignor and the Assignee, provided that such provisions are not inconsistent with the Loan Agreement.]

     IN WITNESS WHEREOF, the Assignor and the Assignee have caused this Assignment and Acceptance to be executed and delivered by their duly authorized officers as of the date first above written.

                                   [ASSIGNOR]


                                   By:
                                   Title:


                                   By:
                                   Title:
                                   Address:


                                   [ASSIGNEE]


                                   By:
                                   Title:


                                   By:
                                   Title:
                                   Address:

(If required by Section 28 of the Loan Agreement)

ACKNOWLEDGED AND CONSENTED TO:

BANK ONE, TEXAS, N.A., as Agent

By:
Name:
Title:


FIRST PERMIAN, L.L.C.
a Delaware limited liability company


By:
Name:
Title:

                                  ADDENDUM 1 TO


                       ASSIGNMENT AND ACCEPTANCE AGREEMENT


The following administrative details apply to the Assignee:

(A)  Notice Address:     _____________________________

     Assignee name:      _____________________________
     Address:            _____________________________
                         _____________________________
                         _____________________________

     Attention:          _____________________________
Telephone:               ( )__________________________
Telecopier:              ( )__________________________
Telex (Answerback):      _____________________________

(B)  Payment Instructions:

Account No.:             _____________________________
At:                      _____________________________
                         _____________________________
                         _____________________________

Reference:               _____________________________
Attention:               _____________________________

                                   SCHEDULE 1

                                      LIENS

                                      NONE

                                   SCHEDULE 2

                               FINANCIAL CONDITION

                                      NONE

                                   SCHEDULE 3

                                   LIABILITIES

                                      NONE

                                   SCHEDULE 4

                                   LITIGATION

                                      NONE

                                   SCHEDULE 5

                              ENVIRONMENTAL MATTERS

                                      NONE

                                   SCHEDULE 6

                                  TITLE MATTERS

                                      NONE

                                   SCHEDULE 7

                                CURATIVE MATTERS

                                      NONE

                                                                 Exhibit 23.1

                        Consent of Independent Auditors'




The Board of Directors and Stockholders
Parallel Petroleum Corporation


We consent to the incorporation by reference in the registration statements (No. 33-46959, No. 33-57348 and No. 333-34617) on Forms S-8, and the registration statement (No. 33-90296) on Form S-3 of Parallel Petroleum Corporation of our report dated February 2, 2001, relating to the balance sheets of Parallel Petroleum Corporation as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which appears in the December 31, 2000 annual report on Form 10-K of Parallel Petroleum Corporation.



/s/ KPMG LLP


Midland, Texas
March 26, 2001

                                                            Exhibit 23.2

                   Consent of Independent Petroleum Engineers



As independent petroleum engineers, we hereby consent to the incorporation by reference in the registration statements (No. 33-46959, No. 33-57348 and No. 333-34617) on Forms S-8, and the registration statement (No. 33-90296) on Form S-3 of Parallel Petroleum Corporation of our estimates of reserves, included in the annual report on Form 10-K of Parallel Petroleum Corporation for the fiscal year ended December 31, 2000.



/s/ JOE C. NEAL & ASSOCIATES


Midland, Texas
March 23, 2001

                                                                 Exhibit 23.3

Consent of Independent Petroleum Engineers




As independent petroleum engineers, we hereby consent to the incorporation by reference in the registration statements (No. 33-46959, No. 33-57348 and No. 333-34617) on Forms S-8, and the registration statement (No. 33-90296) on Form S-3 of Parallel Petroleum Corporation of our estimates of reserves, included in the annual report on Form 10-K of Parallel Petroleum Corporation for the fiscal year ended December 31, 2000.



/s/ WILLIAMSON PETROLEUM CONSULTANTS, INC.




Midland, Texas
April 2, 2001