Form 10-K/A
period 2000-12-31
PARALLEL PETROLEUM CORP /DE/
filed 2001-04-05
CIK 750561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1


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


                                   FORM 10-K/A

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


Explantory Note:

This amendemnt corrects the description of general and administrative expenses under Item 7 for the years ended December 31, 2000 and December 31, 1999.

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


                                                            Year Ended December 31,
                                                 -------------------------------------------
                                                      2000         1999(1)         1998(2)
                                                  ----------    -----------     -----------

Production and prices:
    Oil (Bbls)                                       165,137        163,696        185,474
    Natural gas (Mcf)                              2,821,815      2,708,516      3,275,882
    EBO (Bbls)                                       635,440        615,115        731,454
    Oil price (per Bbl)                           $    28.88      $   17.32     $    12.49
    Gas price (per Mcf)                           $     4.38      $    2.27     $     2.04
    Ratio of oil to gas price                         6.59/1         7.63/1         6.12/1
    Increase (decrease) in production
        volumes over prior year                           3%          (16%)           (1%)

Results of operations per EBO:
    Oil and gas revenues                          $    26.96     $    14.59     $    12.31

    Costs and expenses:
        Production costs                               4.88            3.83           3.33                        -
        General and administrative                     1.88            1.31           1.17
        Provision for losses on trade receivables        -              .14            .06
        Depreciation, depletion and amortization       8.25            8.49           8.16
        Impairment of oil and gas properties             -             2.77          20.17
                                                  ---------      ----------     ----------
             Total costs and expenses                 15.01           16.54          32.89
                                                  ---------      ----------     ----------
    Operating income (loss)                           11.97           (1.95)        (20.58)

    Equity interest in earnings (loss) of
        First Permian, L.L.C.                         (0.79)           0.32            -

    Interest expense, net                             (1.76)          (2.39)       (1 .89)

    Other income, net                                   .19             .03           .46
                                                  ---------      ----------     ----------
        Pretax income (loss) per EBO              $    9.61      $    (3.99)    $   (22.01)
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

     General and Administrative Expenses. General and administrative expenses increased $385,593, or 48%, to $1,191,527 for the year ended December 31, 2000, from $805,934 in 1999. The increase was primarily related to increases in legal and public reporting costs. General and administrative expenses as a percentage of revenues decreased to 6.9% for the year ended December 31, 2000 versus 8.9% for the same period in 1999. This decrease is primarily a result of higher oil and gas prices, which increased revenues.

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


                                         PARALLEL PETROLEUM CORPORATION


April 5, 2001                           By:  /s/ Thomas R. Cambridge
                                              ---------------------------------
                                              Thomas R. Cambridge, Chief
                                              Executive Officer and
                                              Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas R. Cambridge         Chief Executive Officer         April 5, 2001
-----------------------         and Chairman of the
    Thomas R. Cambridge         Board of Directors
                                (Principal Executive
                                Officer)


/s/ Larry C. Oldham
-----------------------         President and Treasurer         April 5, 2001
Larry C. Oldham                 (Principal Financial and
                                Accounting Officer)


/s/ Dewayne E. Chitwood
-----------------------         Director                        April 5, 2001
Dewayne E.  Chitwood


s/ Ernest R. Duke
-----------------------         Director                        April 5, 2001
Ernest R. Duke


/s/ Charles R. Pannill
-----------------------         Director                        April 5, 2001
Charles R. Pannill