Form 10-Q
period 2001-03-31
PARALLEL PETROLEUM CORP /DE/
filed 2001-05-14
CIK 750561

 1 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q (Mark One) /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001 or

/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to

COMMISSION FILE NUMBER 0-13305

PARALLEL PETROLEUM CORPORATION (Exact name of registrant as specified in its charter) DELAWARE 75-1971716 (State of other jurisdiction of (I.R.S. Employer Identification incorporation or organization) Number) One Marienfeld Place, Suite 465, Midland, Texas 79701 (Address of principal executive offices) (Zip Code) (915) 684-3727 (Registrant's telephone number, including area code) NOT APPLICABLE (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 'X' No At May 12, 2001, there were 20,428,858 shares of the Registrant's Common Stock, $0.01 par value, outstanding. ================================================================================ 2 INDEX PART I. - FINANCIAL INFORMATION Page No. ITEM 1. FINANCIAL STATEMENTS Reference is made to the succeeding pages for the following financial statements: - Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited) 3 - Unaudited Statements of Operations for the three months ended March 31, 2000 and 2001 5 - Unaudited Statements of Cash Flows for the three months 6 ended March 31, 2000 and 2001 - Notes to Financial Statements 7 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 11 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 16 PART II. - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS 17 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K 17 3 PARALLEL PETROLEUM CORPORATION BALANCE SHEETS

                                                                                   (audited)         (unaudited)
                                                                              December 31, 2000*    March 31, 2001
                                                                              ------------------    --------------
ASSETS
Current assets:

Cash and cash equivalents                                                              $ 2,000,826      $ 4,941,681

Accounts receivable:

Oil and gas                                                                              4,057,527        3,792,171

Others, net of allowance for doubtful accounts of $51,136 in 2001 and
      in 2000                                                                              319,818          252,497

Affiliate                                                                                   19,569            5,865
                                                                                      ------------      -----------
                                                                                         4,396,914        4,050,533

Other assets                                                                                27,166           42,202

Deferred income taxes                                                                            -          718,168
                                                                                      ------------      -----------
Total current assets                                                                     6,424,906        9,752,584
                                                                                      ------------      -----------

Property and equipment, at cost:

  Oil and gas properties, full cost method                                              72,316,384       74,489,241

  Other                                                                                    372,765          467,624
                                                                                      ------------      -----------

                                                                                        72,689,149       74,956,865
Less accumulated depreciation and depletion                                            (32,742,060)     (34,419,879)
                                                                                      ------------      -----------

     Net property and equipment                                                         39,947,089       40,536,986
                                                                                      ------------      -----------

Other assets, net of accumulated amortization of $55,984 in 2001
     and $114,791 in 2000                                                                   84,442          117,968
                                                                                      ------------      -----------

                                                                                      $ 46,456,437     $ 50,407,538
                                                                                      ============     ============
4 PARALLEL PETROLEUM CORPORATION BALANCE SHEETS (Continued)

                                                                                   (audited)               (unaudited)
                                                                                December 31, 2000*        March 31, 2001
                                                                                ------------------        --------------
                                                                                                                                                                  ------------              --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current maturities of long-term debt                                                $ 803,531                $ 1,345,000

Investment liability in First Permian (Note 6)                                        366,765                    366,765

Accounts payable and accrued liabilities:

     Trade                                                                          2,443,773                  2,227,820

    Affiliate                                                                               -                     17,427

Income taxes payable (Note 4)                                                          50,000                     37,500
                                                                                 ------------                -----------

Total current liabilities                                                           3,664,069                  3,994,512
                                                                                 ------------                -----------

Long-term debt, excluding current maturities (Note 2)                              11,624,000                 10,655,000

Stockholders' equity:

     Series A preferred stock - par value $.10 per share (aggregate liquidation
          preference of $26) authorized 50,000 shares                                       -                          -

     Preferred stock - $.60 cumulative convertible preferred stock - par value of $.10 per share (aggregate liquidation preference of $10) authorized
          10,000,000 shares, issued and outstanding 974,500 in 2001 and 2000           97,450                     97,450

     Common stock - par value $.01 per share, authorized 60,000,000 shares,
          issued and outstanding 20,428,858 in 2001 and 20,331,858 in 2000            203,319                    204,289

     Additional paid-in surplus                                                    34,238,078                 34,190,844

     Retained earnings (deficit)                                                   (3,370,479)                 1,265,443
                                                                                 ------------                -----------

Total stockholders' equity                                                         31,168,368                 35,758,026

Commitments and contingencies (Note 9)                                                      -                          -
                                                                                 ------------                -----------

                                                                                 $ 46,456,437               $ 50,407,538
                                                                                 ============                ===========
*The balance sheet as of December 31, 2000 has been derived from Parallel's audited financial statements. See accompanying notes to Financial Statements. 5 PARALLEL PETROLEUM CORPORATION STATEMENTS OF OPERATIONS (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                            --------------------------------------------
                                                                               2000                             2001
                                                                            -----------                      -----------

Oil and gas revenues                                                        $ 2,774,591                      $ 7,288,202
Cost and expenses:
   Lease operating expense                                                      613,815                        1,119,065
   General and administrative                                                   197,800                          298,208
   Depreciation, depletion and amortization                                   1,063,469                        1,677,820
                                                                            -----------                      -----------
                                                                              1,875,084                        3,095,093
                                                                            -----------                      -----------

Operating income                                                                899,507                        4,193,109

Other income (expense), net:
   Equity in loss of First Permian, LLC                                        (386,511)                               -
   Interest income                                                               18,755                           19,049
   Other income                                                                   6,461                           25,207
   Interest expense                                                            (342,905)                        (226,857)
   Other expense                                                                 (1,706)                         (55,254)
                                                                            -----------                      -----------

     Total other expense, net                                                  (705,906)                        (237,855)
                                                                            -----------                      -----------

Income before income taxes                                                      193,601                        3,955,254

Income tax benefit, net                                                              -                          (680,668)
                                                                            -----------                      -----------

   Net income                                                                  193,601                         4,635,922

Cumulative preferred stock dividend                                            170,538                           170,538
                                                                           -----------                       -----------

   Net income available to common stockholders                                $ 23,063                       $ 4,465,384
                                                                           ===========                       ===========

Net income per common share:
   Basic                                                                      $ 0.0011                           $ 0.219
   Diluted                                                                    $ 0.0011                           $ 0.196

Weighted average common shares outstanding
   Basic                                                                    20,331,858                        20,419,158
   Diluted                                                                  20,657,727                        23,692,582
The accompanying notes are an integral part of these financial statements. 6 PARALLEL PETROLEUM CORPORATION STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                    Three Months Ended March 31,
                                                                                   --------------------------------------
                                                                                      2000                      2001
                                                                                   ------------               -----------
Cash flows from operating activities:
  Net income                                                                          $ 193,601               $ 4,635,922
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and depletion                                                        1,063,469                 1,677,820
    Equity in income from investments in First Permian, LLC                             386,511                         -
    Income taxes                                                                              -                  (718,168)
    Other, net                                                                          (12,563)                  (33,526)
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivables                                         (26,575)                  346,381
    Decrease (increase) in prepaid expenses and other                                    19,499                   (15,036)
    (Decrease) increase in accounts payable and accrued liabilities                     293,018                  (357,201)
                                                                                    -----------               -----------

      Net cash provided by operating activities                                       1,916,960                 5,536,192
                                                                                    -----------               -----------

Cash flows from investing activities:
    Additions to property and equipment                                              (1,048,855)               (2,267,716)
    Proceeds from disposition of property and equipment                                  33,540                         -
    Distribution from First Permian, LLC                                                 67,500                         -
                                                                                    -----------               -----------

      Net cash used in investing activities                                            (947,815)               (2,267,716)
                                                                                    -----------               -----------

Cash flows from financing activities:
    Borrowings from bank line of credit                                                       -                         -
    Payments on bank line of credit                                                    (900,000)                 (427,531)
    Proceeds from exercise of options and warrants                                            -                    99,910
                                                                                    -----------               -----------

      Net cash used in financing activities                                            (900,000)                 (327,621)
                                                                                    -----------               -----------

      Net increase in cash and cash equivalents                                          69,145                 2,940,855
                                                                                    -----------               -----------

Beginning cash and cash equivalents                                                   1,276,417                 2,000,826
                                                                                    -----------               -----------

Ending cash and cash equivalents                                                    $ 1,345,562               $ 4,941,681
Non-cash financing activities:                                                      ===========               ===========
    Accrued preferred stock dividend                                                $   170,538               $   170,538
                                                                                    ===========               ===========
The accompanying notes are an integral part of these financials. 7 PARALLEL PETROLEUM CORPORATION NOTES TO FINANCIAL STATEMENTS NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation The financial information included herein, except the balance sheet as of December 31, 2000, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in Parallel's 2000 Form 10-K. We account for our 30.675% interest in First Permian using the equity method of accounting. Under the equity method of accounting, we record our investment in First Permian at cost on the balance sheet. This is increased or reduced by our proportionate share of First Permian's income or loss, which is presented as one amount in the statement of income. At March 31, 2001, we did not record our share of losses associated with our 30.675% interest in First Permian, LLC. At December 31, 2000, we had recorded a loss of $500,576 in our investment in First Permian to the extent that we had guaranteed $10,000,000 of the debt of First Permian, LLC. We were released from this guaranty on October 25, 2000 and have discontinued the equity method of accounting for our share of losses in First Permian from that date. When First Permian begins to generate net income, we will resume application of the equity method of accounting only after our share in First Permian's net income equals or exceeds the share of net losses not recognized during the period the equity method was suspended. For 1999, we recorded equity in income of $197,811 of First Permian. NOTE 2. LONG TERM DEBT Long-term debt consists of the following at March 31, 2001:

     Revolving  Facility note payable to bank, at bank's base lending rate (8.5%
     at March 31, 2001)

                                                                                                       $ 12,000,000
     Less: current maturities                                                                             1,345,000
                                                                                                       ------------
                                                                                                       $ 10,655,000
                                                                                                       ============

     Scheduled maturities of long-term debt at March 31, 2001 are as follows:

     March 31, 2002                                                                                     $ 1,345,000
     March 31, 2003                                                                                       3,876,000
     October 1, 2003                                                                                      6,779,000
                                                                                                       ------------
                                                                                                       $ 12,000,000
                                                                                                       ============
Revolving Credit Facility. At March 31, 2001, Parallel was a party to a loan agreement with Bank United, N.A. On December 18, 2000, we entered into a loan agreement with Bank United ("Revolving Facility") to refinance the outstanding indebtedness with our former lender. Pursuant to the loan agreement, we 8 may borrow up to the lesser of $30,000,000 or the borrowing base then in effect. The borrowing base at December 31, 2000 was $15,500,000 and at March 31, 2001, our borrowing base was $14,531,000. The borrowing base is reduced by a monthly commitment reduction of $323,000 beginning January 1, 2001. The total outstanding principal amount of our bank indebtedness was $12,427,531 at December 31, 2000 and $12,000,00 at March 31, 2001. The borrowing base and monthly commitment reduction are subject to redetermination semi-annually, on or about May 1 and November 1 of each year, beginning May 1, 2001. The bank is currently reviewing our borrowing base. The lender may require a redetermination of the borrowing base and monthly automatic borrowing base reduction at any time in its sole discretion. Indebtedness under the Revolving Facility matures October 1, 2003. The loan is secured by substantially all of our oil and gas properties. Commitment fees of .25% per annum on the difference between the revolving commitment and the average daily amount are due quarterly. The unpaid principal balance for the Revolving Facility bears interest at our election at a rate equal to (i) the bank's base lending rate, or (ii) the applicable adjusted eurodollar rate plus a margin of 2.75% during the related eurodollar interest period. Interest is due and payable on the day which the related eurodollar interest period ends. The restated loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) no payment of dividends for common stock. NOTE 3. PREFERRED STOCK We have outstanding 974,500 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. We may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends. NOTE 4. INCOME TAX BENEFIT It is the opinion of management that it is more likely than not that we will utilize all the available net operating loss carryforwards prior to their ultimate expiration. As such, we have reversed the $2,062,954 valuation allowance established as of December 31, 2000 against deferred tax assets. The income tax benefit of $680,668 reflected in the statements of operations is a result of the reversal of our $2,062,954 valuation allowance, net of $1,344,786 income tax expense and $37,500 alternative minimum tax (AMT) payable. With the exception of AMT payable of $37,500, these are noncash adjustments that do not affect operating cash flows. NOTE 5. FULL COST CEILING TEST We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less related deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices increased sufficiently such that an excess above the ceiling would not have existed if the increased prices were used in the calculations. At December 31, 2000 and March 31, 2001, our net book value of oil and gas, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting. 9 NOTE 6. INVESTMENT IN FIRST PERMIAN, LLC At March 31, 2001, we did not record our share of losses associated with our 30.675% interest in First Permian, LLC. At December 31, 2000, we had recorded a loss of $500,576 in our investment in First Permian to the extent that we had guaranteed $10,000,000 of the debt of First Permian, LLC. We were released from this guaranty on October 25, 2000 and have discontinued the equity method of accounting for our share of losses in First Permian from that date. When First Permian begins to generate net income, we will resume application of the equity method of accounting only after our share in First Permian's net income equals or exceeds the share of net losses not recognized during the period the equity method was suspended. For 1999, we recorded equity in income of $197,811 of First Permian. Commodity Hedges. First Permian uses various swap contracts and other financial instruments to hedge the effect of prices changes on future oil production. For the quarter ended March 31, 2001, First Permian's oil hedge contracts qualified for hedge accounting. The following table sets forth First Permian's outstanding oil hedge contracts at March 31, 2001:

Type         Volume/Month               Term                        Price                        Commodity
Swap         91,000 barrels             1/1/01/6/30/01              $17.70                       WTI NYMEX
Collar       40,000 barrels             7/01 - 12/02                $18.00 - $28.75              WTI NYMEX
Collar       40,000 barrels             7/01 - 12/02                $19.00 - $24.80              WTI NYMEX
Interest Rate Swap Agreements. These instruments are used to reduce the potential impact of increases in interest rates on floating-rate long term debt. At March 31, 2001, First Permian was party to one interest rate swap agreement to provide it with a fixed interest rate of 6.52% on $40,000,000 of its revolving line of credit through July 1, 2002. FAS 133. Pursuant to FAS 133, First Permian recorded a net transition adjustment loss of $6,105,108 in accumulated other comprehensive income on January 1, 2001. First Permian did not elect to apply hedge accounting in accordance with FAS 133 but elected to mark-to-market their liability each quarter. A liability and related loss of $2,595,414 was recorded for the quarter ended March 31, 2001. NOTE 7. NET INCOME PER COMMON SHARE In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the previously reported fully diluted earnings per share and reflects the assumed conversion of all potentially dilutive securities. 10

                                                                                          Three Months Ended March 31,
                                                                                    -----------------------------------------
                                                                                        2000                          2001
                                                                                    -----------                   -----------
Basic EPS  Computation:
     Numerator -
          Net income                                                                 $  193,601                   $ 4,635,922
          Preferred stock dividends                                                    (170,538)                     (170,538)
                                                                                     ----------                   -----------
          Net income available to common stockholders                                $   23,063                   $ 4,465,384
                                                                                     ==========                   ===========
     Denominator -
          Weighted average common shares outstanding                                 20,331,858                    20,419,158
                                                                                     ==========                   ===========
          Basic earnings (loss) per share                                            $   0.0011                   $     0.219
                                                                                     ==========                   ===========

Diluted EPS Computation:
     Numerator -
          Net income                                                                 $  193,601                   $ 4,635,922
          Preferred stock dividends                                                   (170,538)                             -
                                                                                     ----------                   -----------
          Net income (loss) available to common stockholders                         $   23,063                   $ 4,635,922
                                                                                     ==========                   ===========
     Denominator -
          Weighted average common shares outstanding                                 20,331,858                    20,419,158
          Employee stock options                                                        325,869                       489,180
          Preferred stock                                                                     -                     2,784,244
                                                                                     ----------                   -----------
                                                                                     20,657,727                    23,692,582
                                                                                     ==========                   ===========

Diluted earnings (loss) per share                                                    $   0.0011                   $     0.196
                                                                                     ==========                   ===========
Convertible preferred stock equivalents of 974,500 shares for the three-month period ended March 31, 2000 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive. NOTE 8: RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board ("FASB) issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS No. 133"), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge and establishes standards for reporting changes in the fair value of a derivative. We adopted FAS No. 133, as amended by FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, effective January 1, 2001. After assessing our contracts, we are not aware of any freestanding or embedded derivative instruments that would need to be accounted for in accordance with FAS No. 133 as of January 1, 2001 or during the period ending March 31, 2001. NOTE 9. LEGAL PROCEEDINGS At March 31, 2001, we were involved in two lawsuits incidental to our business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. 11 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion and analysis should be read in conjunction with our Financial Statements and the related notes. OVERVIEW Strategy Our primary objectives are to build oil and gas reserves, production, cash flow and earnings per share by exploring for new oil and gas reserves, acquiring oil and gas properties and optimizing production from existing oil and gas properties. Management seeks to achieve these objectives by: . using advanced technologies to conduct exploratory activities; . acquiring producing properties we believe add incremental value to our asset base; . keeping debt levels low; . concentrating activities in core areas to achieve economies of scale; and . emphasizing cost controls. Following this strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and in the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas. Additionally, we have acquired oil and gas producing properties in the Permian Basin of west Texas. Capital utilized to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flow from operations. Investment in First Permian. In June 1999, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian, which entered into a cash merger with a wholly owned subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million. First Permian is owned by Parallel and certain other privately held oil and gas companies. As of March 31, 2001, Parallel owned a 30.675% common membership interest in First Permian. We account for our interest in First Permian using the equity method of accounting whereby our investment is increased or decreased by our proportionate share of First Permian's net income or loss. See Note 6 for further discussion about the discontinuance of the equity method of accounting for our investment. The purchase was financed, in part, with the proceeds of a $110.0 million revolving credit facility provided by Bank One, Texas, N.A. to First Permian. The principal amount of the initial loan was $74.0 million. In addition, First Permian also borrowed $8.0 million from Tejon Exploration Company and $8.0 million from Mansefeldt Investment Corporation to help finance the purchase. Operating Performance. Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas production volumes. The world price for oil has overall influence on the prices we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users and proximity of our wells to major transportation pipeline infrastructure and, to a lesser extent, 12 world oil prices. Additional factors influencing our operating performance include production expenses, overhead requirements, and cost of capital. Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included: . cash flow from operations, . sales of our equity securities, and . bank borrowings. For the three months ended March 31, 2001, the average sales price we received for our crude oil production averaged $27.81 per barrel compared with $26.70 per barrel at March 31, 2000 and $32.38 per barrel for the three months ended December 31, 2000. The average sales price we received for natural gas during this same period was $6.25 per mcf compared with $3.02 per mcf at March 31, 2000 and $6.67 per mcf for the three months ended December 31, 2000. Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 5 to Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized. Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. Our production and results of operations vary from quarter to quarter. We expect 2001 production volumes to increase when compared to our production volumes in the prior year as a result of increased drilling activities. RESULTS OF OPERATIONS Our business activities are characterized by frequent, and sometimes significant, changes in our: . sources of production; . product mix (oil vs. gas volumes); and . the prices we receive for our oil and gas production. Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not accurately describe our condition. The following table compares the results of operations on the basis of equivalent barrels of oil ("EBO") for the period indicated. An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil. 13

                                                                Three Months Ended                 Three Months Ended
                                                         ----------------------------------      ------------------------
                                                          9-30-00    12-31-00       3-31-01      3-31-00          3-31-01
                                                         --------    --------       -------      -------          -------

Production and prices:
    Oil (Bbls)                                             42,317      38,784         34,914      39,283            34,914
    Natural gas (Mcf)                                     733,621     860,651      1,009,532     570,504         1,009,532
    Equivalent barrels of oil (EBO)                       164,587     182,226        203,169     134,367           203,169

    Oil price (per BBL)                                   $ 29.53     $ 32.38        $ 27.81     $ 26.70           $ 27.81
    Gas price (per Mcf)                                    $ 3.97      $ 6.67         $ 6.25      $ 3.02            $ 6.25
    Price per EBO                                         $ 25.29     $ 38.42        $ 35.87     $ 20.65           $ 35.87

    Results of operations per EBO:
    Oil and gas revenues                                  $ 25.29     $ 38.42        $ 35.87     $ 20.65           $ 35.87
    Costs and expenses:
    Lease operating expense                                  4.49        6.19           5.51        4.57              5.51
    General and administrative                               1.11        3.03           1.47        1.47              1.47
    Depreciation and depletion                               7.89        9.10           8.26        7.91              8.26
                                                          -------     -------        -------     -------           -------
        Total costs and expenses                            13.49       18.32          15.24       13.95             15.24
                                                          -------     -------        -------     -------           -------

Operating income                                            11.80       20.10          20.63        6.70             20.63
                                                          -------     -------        -------     -------           -------

Interest expense, net                                       (1.67)      (1.50)         (1.02)      (2.41)            (1.02)
Other income, net                                            0.22        0.71         (0.15)        0.04             (0.15)
                                                          -------     -------        -------     -------           -------

                                                            (1.45)      (0.79)         (1.17)      (2.37)            (1.17)
                                                          -------     -------        -------     -------           -------

Equity in earnings (loss) of First Permian, LLC             (0.03)           -              -      (2.88)                -
                                                          -------     -------        -------     -------           -------

                                                            (1.48)      (0.79)         (1.17)      (5.25)            (1.17)
                                                          -------     -------        -------     -------           -------

        Pretax income per EBO                               10.32       19.31          19.46        1.45             19.46

Income tax expense (benefit)                                    -        0.71         (3.35)           -             (3.35)
                                                          -------     -------        -------     -------           -------

        Net income per EBO                                $ 10.32     $ 18.60        $ 22.81      $ 1.45           $ 22.81
                                                          =======     ======         =======     =======           =======

Net operating cash flow before working capital
   adjustments                                            $ 18.24     $ 28.41        $ 27.72     $ 12.24           $ 27.72
                                                          =======     =======        =======     =======           =======
The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations. 14

                                                                   Three  Months Ended                  Three Months  Ended
                                                               ----------------------------------    --------------------------
                                                                9-30-00      12-31-00    3-31-01      3-31-00          3-31-01
                                                               ---------     --------   ---------    ---------        ---------
Oil and gas revenues                                            100.0%        100.0%       100.0%      100.0%          100.0%
Costs and expenses:
     Lease operating expense                                     17.7          16.1         15.4        22.1            15.4
     General and administrative                                   4.4           7.9          4.1         7.1             4.1
     Depreciation and depletion                                  31.2          23.7         23.0        38.3            23.0
                                                               ------        ------      -------     -------          ------
          Total costs and expenses                               53.3          47.7         42.5        67.5            42.5
                                                              -------       -------      -------     -------          ------

Operating income                                                 46.7          52.3         57.5        32.5            57.5
                                                              -------       -------      -------     -------          ------

Interest expense , net                                           (6.6)         (3.9)        (2.9)       (11.7)          (2.9)
Other income, net                                                 0.8           1.9         (0.4)         0.2           (0.4)
                                                              -------       -------      -------      -------         ------

                                                                 (5.8)         (2.0)        (3.3)      (11.5)           (3.3)
Equity in earnings (loss) of First Permian, LLC                  (0.1)             -           -       (13.9)              -
                                                              -------       -------      -------     -------          ------

                                                                 (5.9)         (2.0)        (3.3)      (25.4)           (3.3)
                                                              -------       -------      -------     -------          ------

Pretax income                                                    40.8          50.3         54.2         7.1            54.2

Income tax expense (benefit)                                        -           1.9         (9.4)          -            (9.4)
                                                              -------       -------      -------     -------          ------

Net income                                                       40.8          48.4         63.6         7.1            63.6
                                                              =======       =======      =======     =======          ======
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001: Oil and Gas Revenues. Oil and gas revenues increased $4,513,611, or 163%, to $7,288,202 for the three months ended March 31, 2001, from $2,774,591 for the same period of 2000. The increase was primarily the result of a 51% increase in oil and gas production and a 74% increase in the average sales price per EBO. We received $35.87 per EBO in the three months ended March 31, 2001 compared with $20.65 per EBO for the same period of 2000. Production Costs. Production costs increased $505,250, or 82%, to $ $1,119,065 during the first three months of 2001, compared with $613,815 for the same period of 2000. The increase was primarily attributable to higher production taxes and ad valorem taxes, a result of a 51% increase in production volumes and higher oil and gas prices, which in turn increased revenues. Average production costs per EBO increased 21% to $5.51 for the first three months in 2001 compared with $4.57 for the same period in 2000. The increase was primarily the result of increased taxes associated with higher oil and gas revenues and a 51% increase in oil and gas production. General and Administrative Expenses. General and administrative expenses increased by $100,408, or 51%, to $298,2098 for the first three months of 2001 from $197,800 for the same period of 2000. The increase was primarily due to higher legal and public reporting costs and franchise taxes. General and administrative expenses were $1.47 per EBO in the first three months of 2001, unchanged from $1.47 per EBO in the first three months of 2000, primarily because the 51% increase in production volumes in the current quarter and higher oil and gas prices offset increased expenses. Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $614,351, or 58%, to $1,677,820 for the first three months of 2001 compared with $1,063,469 for the same period of 2000 primarily because of a 51% increase in production volumes. As a percentage of revenues, the DD&A rate decreased by 34% when compared with the prior year first quarter, a result of an increase in the average sales price per EBO we received in the first quarter of 2001. The DD&A rate per EBO increased to $8.26 for the first quarter of 2001 compared with $7.91 per EBO for the first quarter 15 of 2000. The increase in the DD&A rate per EBO, when compared with the same quarter a year ago, is attributable to an increase in net depletable property basis and a decrease in reserves offset by an increase in production. Historically, we have reviewed our estimates of proven reserve quantities on an annual basis. However, due to the potential volatility of oil and gas prices, we conduct internal reviews of our estimated proven reserves on a more frequent basis and make necessary adjustments to our DD&A rate accordingly. We believe periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments. Net Interest Expense. Interest expense decreased $116,342, or 36%, to $207,808 for the three months ended March 31, 2001 compared with $324,150 for the same period of 2000 due principally to decreased bank borrowings. Income Tax Benefit. Our effective tax rate for the three months ended March 31, 2001 is 17%. For further discussion see Note 4. Net Income and Operating Cash Flow. We reported net income of $4,635,922 for the three months ended March 31, 2001 compared with net income of $193,601 for the three months ended March 31, 2000. Operating cash flow increased $3,915,993, or 240%, to $5,595,574 for the three months ended March 31, 2001 compared with $1,643,581 for the three months ended March 31, 2000. The increase in net income and operating cash flow resulted from a 163% increase in oil and gas revenues, a 74% increase in the average sales price we received per EBO, a 51% increase in production volumes and a 36% decrease in net interest expense. These factors were partially offset by a 82% increase in production costs and a 58% increase in DD&A expenses. LIQUIDITY AND CAPITAL RESOURCES Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the price of oil and natural gas. Working capital increased $2,997,235 as of March 31, 2001 compared with December 31, 2000. Current assets exceeded current liabilities by $5,758,072 at March 31, 2001 compared with $2,760,837 at December 31, 2000. Working capital increased primarily due to an increase in cash and accounts receivables and a decrease in accounts payable and accrued liabilities. Current assets increased primarily a result of an increase in production volumes and higher oil and gas prices. We incurred property costs of $2,267,716, for the three months ended March 31, 2001, primarily for our oil and gas property acquisition, development, and enhancement activities. Such costs were financed by the utilization of cash flows provided by operations. Based on our projected oil and gas revenues and related expenses, we believe that our internally generated cash flows will be sufficient to fund normal operations, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends. We continually review and consider alternative methods of financing. TRENDS AND PRICES Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and gas. Historically, we have not entered into transactions to hedge against changes in oil and gas prices, but we may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices. Our capital expenditure budget for 2001 is highly dependent on future oil and gas prices and will be consistent with internally generated cash flows. 16 During 2000 the average sales price we received for our oil was approximately $28.88 per barrel ("Bbl") while the average sales prices we received for natural gas was approximately $4.38 per thousand cubic feet ("Mcf"). At March 31, 2001, the average price we received for our oil production was approximately $27.81 per Bbl, while the average price received at that same date for our natural gas production was approximately $6.25 per Mcf. FORWARD-LOOKING STATEMENTS In addition to historical information contained herein, this Form 10-Q Report contains forward-looking statements subject to various risks and uncertainties that could cause the company's actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors that could cause or contribute to such differences could include, but are not limited to, those relating to the results of exploratory drilling activity, changes in oil and natural gas prices, operating risks, availability of drilling equipment, outstanding indebtedness, changes in interest rates, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, and the general condition of the economy and its effect on the securities market. While we believe our forward-looking statements are based upon reasonable assumptions, these are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by the company with the Securities and Exchange Commission. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK We do not trade in derivative financial instruments and do not have firmly committed sales transactions. We have not entered into hedging arrangements and do not have any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they also limit our ability to benefit from favorable market price changes. Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $25.25 per barrel to a monthly high of $33.95 per barrel during first quarter 2001. The natural gas prices we received during first quarter 2001 ranged from a monthly low of $3.66 per Mcf to a monthly high of $11.81 per Mcf. A significant decline in the prices of oil and natural gas could have a material adverse effect on our financial condition and results of operations. Our only financial instrument sensitive to changes in interest rates is bank debt. Our annual interest costs in 2001 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in March 2001.

                                                     March        March        October                       Fair
                                                     2002         2003          2003          Total          Value
                                                    --------    --------      --------      --------      ---------
                                                                (In 000's, except interest rates)

Variable rate debt:
Revolving facility (secured)                         $ 1,345      $ 3,876       $ 6,779      $ 12,000      $ 12,000
Average interest rate                                   8.5%         8.5%          8.5%
17 PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS At March 31, 2001, we were involved in two lawsuits incidental to our business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits Exhibit No. Description of Exhibit 3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) 3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000.) 4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998.) 4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (Incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 2000.) 4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent. (Incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 2000.) Executive Compensation Plans and Arrangements (Exhibit No.'s 10.1 through 10.7): 10.1 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.) 18 Exhibit No. Description of Exhibit 10.2 1992 Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.) 10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.) 10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.) 10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.) 10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997). 10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) 10.8 Restated Loan Agreement dated December 27, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 1999.) 10.9 Loan Agreement dated December 18, 2000 between the Registrant and Bank United. (Incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 2000.) 10.10 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 1998.) 10.11 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated June 30, 1999.) 10.12 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated June 30, 1999.) 10.13 Merger Agreement, dated June 25, 1999. (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report dated June 30, 1999.) 19 Exhibit No. Description of Exhibit 10.1 4Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report dated June 30, 1999.) 10.15 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.) 10.16 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 2000.) 10.17 Credit Agreement dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report dated June 30, 1999.) 10.18 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report dated June 30, 1999.) P> 10.19 Intercreditor Agreement, dated as of June 30, 1999, by and among First Permian, L.L.C.,Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report dated June 30, 1999.) 10.20 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K report dated June 30, 1999.) 10.21S ubordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K report dated June 30, 1999.) 10.22 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 2000.) (b) Reports on Form 8-K No reports were filed on Form 8-K during the quarter ended March 31, 2001. 20 SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. PARALLEL PETROLEUM CORPORATION BY: /s/ THOMAS R. CAMBRIDGE Date: May 14, 2001 ------------------------------------------ Thomas R. Cambridge Chairman of the Board of Directors and Chief Executive Officer Date: May 14, 2001 BY: /s/ LARRY C. OLDHAM ------------------------------------------ Larry C. Oldham, President and Principal Financial Officer