Form 10-Q
period 2001-06-30
PARALLEL PETROLEUM CORP /DE/
filed 2001-08-14
CIK 750561

 1 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q ---------------------------- (Mark One) /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001 or / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to -------------------------- COMMISSION FILE NUMBER 0-13305 -------------------------- PARALLEL PETROLEUM CORPORATION (Exact name of registrant as specified in its charter) DELAWARE 75-1971716 (State of other jurisdiction of (I.R.S. Employer Identification incorporation or organization) Number) One Marienfeld Place, Suite 465, Midland, Texas 79701 (Address of principal executive offices) (Zip Code) (915) 684-3727 (Registrant's telephone number, including area code) NOT APPLICABLE (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No At August 6, 2001, there were 20,461,361 shares of the Registrant's Common Stock, $0.01 par value, outstanding. 2 INDEX PART I. - FINANCIAL INFORMATION Page No. ITEM 1. FINANCIAL STATEMENTS Reference is made to the succeeding pages for the following financial statements: - Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited) 3 - Unaudited Statements of Operations for the three months and six months ended June 30, 2000 and 2001 5 - Unaudited Statements of Cash Flows for the three months and six months ended June 30, 2000 and 2001 6 - Notes to Financial Statements 7 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 11 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 18 PART II. - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS 19 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 19 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K 20 3 PARALLEL PETROLEUM CORPORATION BALANCE SHEETS (audited) (unaudited) December 31, June 30, 2000* 2001 ----------- -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $ 2,000,826       $ 4,996,866
   Accounts receivable:
      Oil and gas                                                                 4,057,527         2,940,852
      Others, net of allowance for doubtful account of $157,187 in
        2000 and 2001                                                               319,818           334,703
      Affiliate                                                                      19,569                 -
                                                                                -----------       -----------
                                                                                  4,396,914         3,275,555
   Other assets                                                                      27,166           286,457
   Deferred income taxes                                                                  -           249,855
                                                                                -----------       -----------
            Total current assets                                                  6,424,906         8,808,733
                                                                                -----------       -----------
 Property and equipment, at cost:
   Oil and gas properties, full cost method                                      72,316,384        78,079,312
   Other                                                                            372,765           542,913
                                                                                -----------       -----------
                                                                                 72,689,149        78,622,225
   Less accumulated depreciation and depletion                                  (32,742,060)      (36,185,626)
                                                                                -----------       -----------
            Net property and equipment                                           39,947,089        42,436,599
                                                                                -----------       -----------
 Other assets, net of accumulated amortization of $114,971 in
   2000 and $65,097 in 2001                                                          84,442           166,834
                                                                                -----------       -----------
                                                                                $46,456,437       $51,412,166
                                                                                ===========       ===========
4 PARALLEL PETROLEUM CORPORATION BALANCE SHEETS (Continued) (audited) (unaudited) December 31, June 30, 2000 2001
                                                                                           ------------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                                         $   803,531           $ 1,314,000
   Investment liability in First Permian (Note 6)                                                   366,765               366,765
   Accounts payable and accrued liabilities:
      Trade                                                                                       2,443,773             3,077,285
      Affiliate                                                                                           -                     -
   Income taxes payable (Note 4)                                                                     50,000                     -
                                                                                                -----------           -----------
                                                                                                  3,664,069             4,758,050
                                                                                                -----------           -----------

Long-term debt, excluding current maturities (Note 2)                                            11,624,000             9,686,000

Stockholders' equity:
   Series A preferred stock -- par value $.10 per share (aggregate liquidation
      preference of $26) authorized 50,000 shares                                                         -                     -
   Preferred stock -- $.60 cumulative convertible preferred stock -- par value of
      $.10 per share (aggregate liquidation preference of $10) authorized
      10,000,000 shares, issued and outstanding 974,500 in 2000 and 2001                             97,450                97,450
   Common stock -- par value $.01 per share, authorized 60,000,000 shares,
      issued and outstanding 20,331,858 in 2000 and 20,443,608 in 2001                              203,319               204,436
   Additional paid-in capital                                                                    34,238,078            34,070,335
   Retained earnings (deficit)                                                                   (3,370,479)            2,595,895
                                                                                                -----------           -----------

Total stockholders' equity                                                                       31,168,368            36,968,116

Commitments and contingencies (Note 9)
                                                                                                -----------           -----------
                                                                                                $46,456,437           $51,412,166
                                                                                                ===========           ===========
*The balance sheet as of December 31, 2000 has been derived from Parallel's audited financial statements. See accompanying notes to Financial Statements. 5 PARALLEL PETROLEUM CORPORATION STATEMENTS OF OPERATIONS (Unaudited)
                                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                                ------------------------------       -----------------------------
                                                                   2000                2001               2000             2001
                                                                -----------       ------------        -----------     ------------

Oil and gas revenues                                            $ 3,196,614        $ 5,143,894        $ 5,971,205     $ 12,432,096
                                                                -----------        -----------        -----------     ------------

Cost and expenses:
   Lease operating expense                                          618,570          1,076,936          1,232,385        2,196,001
   General and administrative                                       260,160            303,881            457,960          602,089
   Depreciation, depletion and amortization                       1,219,142          1,765,747          2,282,611        3,443,567
                                                                -----------        -----------        -----------     ------------
                                                                  2,097,872          3,146,564          3,972,956        6,241,657
                                                                -----------        -----------        -----------     ------------
Operating income                                                  1,098,742          1,997,330          1,998,249        6,190,439
                                                                -----------        -----------        -----------     ------------
Other income (expense), net:
   Equity in loss of First Permian, LLC                            (109,572)                 -           (496,083)               -
   Interest income                                                   12,490             63,739             31,245           82,788
   Other income                                                      41,976             25,207             48,437           50,413
   Interest expense                                                (348,842)          (247,655)          (691,747)        (474,511)
   Other expense                                                       (276)           (77,357)            (1,982)        (132,610)
                                                                -----------        -----------        -----------     ------------
      Total other expense, net                                     (404,224)          (236,066)        (1,110,130)        (473,920)
                                                                -----------        -----------        -----------     ------------
Income before income taxes                                          694,518          1,761,264            888,119        5,716,519
Income tax expense (benefit), net                                         -            430,813                  -         (249,855)
                                                                -----------        -----------        -----------     ------------
         Net income                                               $ 694,518        $ 1,330,451        $   888,119      $ 5,966,374
                                                                ===========        ===========        ===========     ============

Cumulative preferred stock dividend                               $ 146,175        $   146,175        $   316,713      $   292,350
                                                                ===========        ===========        ===========     ============
         Net income available to common stockholders              $ 548,343        $ 1,184,276        $   571,406      $ 5,674,024
                                                                ===========        ===========        ===========     ============
Net income per common share:
   Basic                                                            $ 0.027            $ 0.058            $ 0.028          $ 0.278
                                                                ===========        ===========        ===========     ============
   Diluted                                                          $ 0.027            $ 0.056            $ 0.028          $ 0.251
                                                                ===========        ===========        ===========     ============
Weighted average common share outstanding
   Diluted                                                       20,583,831         23,826,809         20,569,109       23,758,020
                                                                ===========        ===========        ===========     ============
The accompany notes are an integral part of these financial statements. 6 PARALLEL PETROLEUM CORPORATION STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                      Six Months Ended June 30
                                                                                     --------------------------
                                                                                         2000           2001
                                                                                      ---------     -----------
Cash flows from operating activities:
   Net income                                                                       $   888,119    $ 5,966,374

   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization                                     2,282,611      3,443,567
         Equity in loss from investments in First Permian, LLC                          496,083              -
         Income taxes                                                                         -       (249,855)
   Other, net                                                                            (6,362)       (82,392)
   Changes in assets and liabilties:
      Decrease (increase) in accounts receivables                                      (648,109)     1,121,359
      Increase in prepaid expenses and other                                            (12,782)      (259,291)
      (Decrease) increase in accounts payable, accrued liabilities
           and taxes payable                                                           (464,337)       583,512
                                                                                    -----------    -----------
            Net cash provided by operating activities                                 2,535,223     10,523,274
                                                                                    -----------    -----------

Cash flows from investing activities:
   Additions to property and equipment                                               (1,909,566)    (5,933,076)
   Proceeds from disposition of property and equipment                                2,917,392              -
   Distribution from First Permian, LLC                                                  67,500              -
                                                                                    -----------    -----------
            Net cash provided by (used in) investing activities                       1,075,326     (5,933,076)
                                                                                    -----------    -----------

Cash flows from financing activities:
   Payments on bank line of credit                                                   (1,665,889)    (1,427,531)
   Proceeds from exercise of options and warrants                                             -        125,723
   Payment of preferred stock dividend                                                 (316,713)      (292,350)
                                                                                    -----------    -----------
            Net cash used in financing activities                                    (1,982,602)    (1,594,158)
                                                                                    -----------    -----------

Net increase in cash and cash equivalents                                             1,627,947      2,996,040

Beginning cash and cash equivalents                                                   1,276,417      2,000,826
                                                                                    -----------    -----------
Ending cash and cash equivalents                                                    $ 2,904,364    $ 4,996,866
                                                                                    ===========    ===========
Non-cash financing activities:
   Accrued preferred stock dividend                                                 $    24,363    $   316,713
                                                                                    ===========    ===========
   Transfer of assets held for sale to oil and gas property                         $ 2,127,734              -
                                                                                    ===========    ===========
The accompany notes are an integral part of these financials. 7 PARALLEL PETROLEUM CORPORATION NOTES TO FINANCIAL STATEMENTS NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation The financial information included herein, except the balance sheet as of December 31, 2000, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in Parallel's 2000 Form 10-K. We account for our 30.675% interest in First Permian using the equity method of accounting. Under the equity method of accounting, we record our investment in First Permian at cost on the balance sheet. This is increased or reduced by our proportionate share of First Permian=s income or loss, which is presented as one amount in the statements of operations. NOTE 2. LONG TERM DEBT Long-term debt consists of the following at June 30, 2001: Revolving Facility note payable to bank, at bank's base lending rate (6.75% at June 30, 2001) $11,000,000 Less: current maturities 1,314,000 ----------- $ 9,686,000 =========== Scheduled maturities of long-term debt at June 30, 2001 are as follows: June 30, 2002 $ 1,314,000 June 30, 2003 3,876,000 October 1, 2003 5,810,000 ----------- $11,000,000 =========== Revolving Credit Facility. On December 18, 2000, we entered into a loan agreement with Bank United ("Revolving Facility@) to refinance the outstanding indebtedness with our former lender. Pursuant to the loan agreement, we may borrow up to the lesser of $30,000,000 or the Aborrowing base@ then in effect. The borrowing base at December 31, 2000 was $15,500,000 and at June 30, 2001, our borrowing base was $13,562,000. The borrowing base is reduced by a monthly commitment reduction of $323,000 beginning January 1, 2001. The total outstanding principal amount of our bank indebtedness was $12,427,531 at December 31, 2000 and $11,000,000 at June 30, 2001. 8 The borrowing base and monthly commitment reduction are subject to redetermination semi- annually, on or about May 1 and November 1 of each year, beginning May 1, 2001. The bank is currently reviewing our borrowing base. The lender may require a redetermination of the borrowing base and monthly automatic borrowing base reduction at any time in its sole discretion. Indebtedness under the Revolving Facility matures October 1, 2003. The loan is secured by substantially all of our oil and gas properties. Commitment fees of .25% per annum on the difference between the revolving commitment and the average daily amount are due quarterly. The unpaid principal balance for the Revolving Facility bears interest at our election at a rate equal to (i) the bank's base lending rate, or (ii) the applicable adjusted eurodollar rate plus a margin of 2.75% during the related eurodollar interest period. Interest is due and payable on the day which the related eurodollar interest period ends. The restated loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) no payment of dividends for common stock. NOTE 3. PREFERRED STOCK We have outstanding 974,500 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. We may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends. NOTE 4. INCOME TAX BENEFIT It is the opinion of management that it is more likely than not that we will utilize all the available net operating loss carryforwards prior to their ultimate expiration. As such, the valuation allowance of $2,062,954, established as of December 31, 2000, was reversed in the first quarter. The income tax benefit of $249,855 reflected in the statements of operations is a result of the reversal of our $2,062,954 valuation allowance, net of $1,949,099 income tax expense and $136,000 of excess statutory depletion. These are noncash adjustments that do not affect operating cash flows. NOTE 5. FULL COST CEILING TEST We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less related deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices increased sufficiently such that an excess above the ceiling would not have existed if the increased prices were used in the calculations. At December 31, 2000 and June 30, 2001, our net book value of oil and gas, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting. NOTE 6. INVESTMENT IN FIRST PERMIAN, LLC At June 30, 2001, we did not record our share of losses associated with our 30.675% interest in First Permian, LLC. At December 31, 2000, we had recorded cumulative losses of $366,765 in our investment liability in First Permian because we had guaranteed $10,000,000 of the debt of First Permian, LLC. We were released from this guaranty on October 25, 2000 and have discontinued the equity method of accounting for our share of losses in First Permian from that date. When First Permian begins to generate net income, we will resume application of the equity method 9 of accounting only after our share in First Permian's net income equals or exceeds the share of net losses not recognized during the period the equity method was suspended. First Permian recorded net losses of $280,327 for the six months ended June 30, 2001. Commodity Hedges. First Permian uses various swap contracts and other financial instruments to hedge the effect of prices changes on future oil production. For the quarter ended June 30, 2001, First Permian's oil hedge contracts qualified for hedge accounting. The following table sets forth First Permian's outstanding oil hedge contracts at June 30, 2001:
     Type       Volume/Month       Term          Price         Commodity

    Collar     40,000 barrels  7/01 - 12/02  $18.00-$28.75     WTI NYMEX

    Collar     40,000 barrels  7/01 - 12/02  $19.00-$24.80     WTI NYMEX
At June 30, 2001, a crude oil swap for 91,000 barrels per month from January 1, 2001 thru June 30, 2001 expired. The swap price was $17.70 per barrel. Interest Rate Swap Agreements. These instruments are used to reduce the potential impact of increases in interest rates on floating-rate long term debt. At June 30, 2001, First Permian was party to one interest rate swap agreement to provide it with a fixed interest rate of 6.52% on $40,000,000 of its revolving line of credit through July 1, 2002. Pursuant to FAS 133, First Permian recorded a net transition adjustment loss of $6,105,108 in accumulated other comprehensive income on January 1, 2001. First Permian did not elect to apply hedge accounting in accordance with FAS 133 but elected to mark-to-market their liability each quarter. For the six months ended June 30, 2001 First Permian incurred a $6,748,457 loss related to its hedging activities of which $4,872,687 of the loss was for first quarter ending March 31, 2001 and $1,875,770 of the loss was for the second quarter ending June 30, 2001. A liability of $3,417,966 was recorded as of June 30, 2001. NOTE 7. NET INCOME PER COMMON SHARE Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed conversion of all potentially dilutive securities.
                                                                      Three Months Ended                   Six Months Ended
                                                                          June 30,                              June 30,
                                                             ------------------------------          ---------------------------
                                                                 2000               2001                2000             2001
                                                             -----------        -----------          ---------         ---------
Basic EPS Computation:
   Numerator-
      Net income                                            $   694,518         $ 1,330,451         $   888,119       $ 5,966,374
      Preferred stock dividend                                 (146,175)           (146,175)           (316,713)         (292,350)
                                                            -----------         -----------         -----------       -----------
      Net income available to common
         stockholders                                       $   548,343         $ 1,184,276         $   571,406       $ 5,674,024
                                                            ===========         ===========         ===========       ===========

   Denominator-
   Weighted average common shares
      outstanding                                            20,331,858          20,433,721          20,331,858        20,426,480
                                                            ===========         ===========         ===========       ===========
Basic earnings per share                                    $     0.027         $     0.058          $    0.028       $     0.278
                                                            ===========         ===========         ===========       ===========

                                       10

                                                                     Three Months Ended                   Six Months Ended
                                                                          June 30,                              June 30,
                                                             ------------------------------          ---------------------------
                                                                 2000               2001                2000             2001
                                                             -----------        -----------          ---------         ---------

Diluted EPS Computation:
   Numerator-
      Net income                                            $   694,518         $ 1,330,451         $   888,119       $ 5,966,374
      Preferred stock dividend                                 (146,175)                  -            (316,713)                -
                                                            -----------         -----------         -----------       -----------

      Net income available to common
         stockholders                                        $  548,343         $ 1,330,451         $   571,406       $ 5,966,374
                                                             ==========         ===========         ===========       ===========
   Denominator-
   Weighted average common shares
      outstanding                                            20,331,858          20,433,721          20,331,858        20,426,480
   Employee stock options                                       251,973             608,844             237,251           547,296
   Preferred stock                                                    -           2,784,244                             2,784,244
                                                            -----------         -----------         -----------       -----------
                                                             20,583,831          23,826,809          20,569,109        23,758,020
                                                            ===========         ===========         ===========       ===========
Diluted earnings per share                                  $     0.027         $     0.056         $     0.028       $     0.251
                                                            ===========         ===========         ===========       ===========
Convertible preferred stock equivalent shares for the three-month and six month periods ended June 30, 2000 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive. NOTE 8: RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (AFAS No. 133@), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge and establishes standards for reporting changes in the fair value of a derivative. We adopted FAS No. 133, as amended by FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, effective January 1, 2001. After assessing our contracts, we are not aware of any freestanding or embedded derivative instruments that would need to be accounted for in accordance with FAS No. 133 as of January 1, 2001 or during the period ending June 30, 2001. In July 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchased method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of June 30, 2001 there is no impact to the Company's financial statements as we have not entered into any business combination and have not acquired goodwill. Also, the FASB had voted to issue Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements. 11 NOTE 9. LEGAL PROCEEDINGS At June 30, 2001, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion and analysis should be read in conjunction with our Financial Statements and the related notes. OVERVIEW Strategy Our primary objectives are to build oil and gas reserves, production, cash flow and earnings per share by exploring for new oil and gas reserves, acquiring oil and gas properties and optimizing production from existing oil and gas properties. Management seeks to achieve these objectives by: . using advanced technologies to conduct exploratory and development activities; . acquiring producing properties we believe add incremental value to our asset base; . keeping debt levels low; . concentrating activities in core areas to achieve economies of scale; and . emphasizing cost controls. Following this strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and in the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas. Additionally, we have acquired oil and gas producing properties in the Permian Basin of west Texas. Capital utilized to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flow from operations. Investment in First Permian. In June 1999, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian, which entered into a cash merger with a wholly owned subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million. First Permian is owned by Parallel and certain other privately held oil and gas companies. As of June 30, 2001, Parallel owned a 30.675% common membership interest in First Permian. We account for our interest in First Permian using the equity method of accounting whereby our investment is increased or decreased by our proportionate share of First Permian=s net income or loss. See Note 6 for further discussion about the discontinuance of the equity method of accounting for our investment. The purchase was financed, in part, with the proceeds of a $110.0 million revolving credit facility provided by Bank One, Texas, N.A. to First Permian. The principal amount of the initial loan was $74.0 million. In addition, First Permian also borrowed $8.0 million from Tejon Exploration Company and $8.0 million from Mansefeldt Investment Corporation to help finance the purchase. Operating Performance. Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas and production volumes. The world price for oil has overall influence on the prices we receive for our oil production. The 12 prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users and proximity of our wells to major transportation pipeline infrastructure and, to a lesser extent, world oil prices. Additional factors influencing our operating performance include production expenses, overhead requirements, and cost of capital. Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included: . cash flow from operations, . sales of our equity securities, and . bank borrowings. For the three months ended June 30, 2001, the average sales price we received for our crude oil production averaged $26.35 per barrel compared with $27.81 per barrel for the three months ended March 31, 2001 and $32.38 per barrel for the three months ended December 31, 2000. The average sales price we received for natural gas during this same period was $3.93 per mcf compared with $6.25 per mcf for the three months ended March 31, 2001 and $6.67 per mcf for the three months ended December 31, 2000. For the three months ended June 30, 2000, the average sales price we received for our crude oil averaged $27.13 and for our natural gas averaged $3.02 per mcf. Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 5 to Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized. Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. Our production and results of operations vary from quarter to quarter. We expect 2001 production volumes to increase when compared to our production volumes in the prior year as a result of increased drilling activities. RESULTS OF OPERATIONS Our business activities are characterized by frequent, and sometimes significant, changes in our: . sources of production; . product mix (oil vs. gas volumes); and . the prices we receive for our oil and gas production. Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not accurately describe our condition. The following table compares the results of operations on the basis of equivalent barrels of oil ("EBO") for the period indicated. An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil. 13
                                                                    Three Months Ended                Three Months Ended
                                                          -------------------------------------    ------------------------
                                                           12-31-00      3-31-01       6-30-01      6-30-00        6-30-01
                                                          ----------    ---------     ---------    ---------      ---------
Production and prices:
   Oil (Bbls)                                               38,784        34,914        43,311      44,753           43,311
   Natural gas (Mcf)                                       860,651     1,009,532     1,017,456     657,039        1,017,456
   Equivalent barrels of oil (EBO)                         182,226       203,169       212,887     154,260          212,887

   Oil price (per Bbl)                                     $ 32.38       $ 27.81       $ 26.35     $ 27.13          $ 26.35
   Gas price (per Mcf)                                     $  6.67       $  6.25       $  3.93     $  3.02          $  3.93
   Price per EBO                                           $ 38.42       $ 35.87       $ 24.16     $ 20.72          $ 24.16

Results of operations per EBO:
Oil and gas revenues                                       $ 38.42       $ 35.87       $ 24.16     $ 20.72          $ 24.16
Costs and expenses:
   Lease operating expense                                    6.19          5.51          5.06        4.01             5.06
   General and administrative                                 3.03          1.47          1.43        1.69             1.43
   Depreciation and depletion                                 9.10          8.26          8.29        7.90             8.29
                                                           -------       -------       -------     -------          -------
         Total costs and expense                             18.32         15.24         14.78       13.60            14.78
                                                           -------       -------       -------     -------          -------

Operating income                                             20.10         20.63          9.38        7.12             9.38
                                                           -------       -------       -------     -------          -------

Interest expense, net                                        (1.50)        (1.02)        (0.86)      (2.18)           (0.86)
Other income, net                                             0.71         (0.15)        (0.24)       0.27            (0.24)
                                                           -------       -------       -------     -------          -------
                                                             (0.79)        (1.17)        (1.10)      (1.91)           (1.10)
Equity in loss of First Permian, LLC                             -             -             -       (0.71)               -
                                                           -------       -------       -------     -------          -------
         Pretax income per EBO                               19.31         19.46          8.28        4.50             8.28

Income tax expense (benefit)                                  0.71         (3.35)         2.02           -             2.02
                                                           -------       -------       -------     -------          -------
         Net income per EBO                                $ 18.60       $ 22.81        $ 6.26      $ 4.50           $ 6.26
                                                           =======       =======       =======     =======          =======
Net operating cash flow before
   working capital adjustments                             $ 28.41       $ 27.72       $ 16.57     $ 13.11          $ 16.57
                                                           =======       =======       =======     =======          =======
14
                                                                                    Six Months Ended
                                                                        ----------------------------------------
                                                                            6-30-99      6-30-00       6-30-01
                                                                        -------------- -----------  ------------
Production and prices:
   Oil (Bbls)                                                               90,527       84,037         78,224
   Natural gas (Mcf)                                                     1,447,449    1,227,543      2,026,988
   Equivalent barrels of oil (EBO)                                         331,768      288,627        416,055

   Oil price (per Bbl)                                                     $ 12.68      $ 26.93        $ 27.00
   Gas price (per Mcf)                                                     $  1.94      $  3.01        $  5.09
   Price per EBO                                                           $ 11.92      $ 20.69        $ 29.88

Results of operations per EBO:
Oil and gas revenues                                                       $ 11.92      $ 20.69        $ 29.88
Costs and expenses:
   Lease operating expense                                                    3.21         4.27           5.28
   General and administrative                                                 1.28         1.59           1.45
   Depreciation and depletion                                                 5.61         7.91           8.27
                                                                           -------      -------        -------
         Total costs and expense                                             10.10        13.77          15.00
                                                                           -------      -------        -------
Operating income                                                              1.82         6.92          14.88
                                                                           -------      -------        -------
Interest expense, net                                                        (2.17)       (2.29)         (0.94)
Other income, net                                                             0.03         0.16          (0.20)
                                                                           -------      -------        -------
                                                                             (2.14)       (2.13)         (1.14)
Equity in loss of First Permian, LLC                                             -        (1.72)             -
                                                                           -------      -------        -------
         Pretax income per EBO                                               (0.32)        3.07          13.74

Income tax expense (benefit)                                                     -            -           (.60)
                                                                           -------      -------        -------
         Net income (loss) per EBO                                         $ (0.32)     $  3.07        $ 14.34
                                                                           =======      =======        =======
The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.

                                                                       Three Months Ended                  Six Months Ended
                                                                -----------------------------------      ---------------------
                                                                12-31-00      3-31-01       6-30-01      6-30-00       6-30-01
                                                                --------      -------       -------      -------       -------

Oil and gas revenues                                              100.0%       100.0%        100.0%       100.0%        100.0%
Costs and expenses:
   Lease operating expense                                         16.1         15.4          20.9         20.6          17.7
   General and administrative                                       7.9          4.1           5.9          7.7           4.8
   Depreciation and depletion                                      23.7         23.0          34.3         38.2          27.7
                                                                 ------       ------        ------       ------        ------
         Total costs and expenses                                  47.7         42.5          61.1         66.5          50.2
                                                                 ------       ------        ------       ------        ------
Operating income                                                   52.3         57.5          38.9         33.5          49.8
                                                                 ------       ------        ------       ------        ------
Interest expense, net                                              (3.9)        (2.9)         (3.6)       (11.1)         (3.1)
Other income, net                                                   1.9         (0.4)         (1.0)         0.8          (0.7)
                                                                 ------       ------        ------       ------        ------
                                                                   (2.0)        (3.3)         (4.6)       (10.3)         (3.8)
Equity in loss of First Permian, LLC                                  -            -             -         (8.3)            -
                                                                 ------       ------        ------       ------        ------
                                                                   (2.0)        (3.3)         (4.6)       (18.6)         (3.8)
                                                                 ------       ------        ------       ------        ------
         Pretax income                                             50.3         54.2          34.3         14.9          46.0

Income tax expense (benefit)                                        1.9         (9.4)          8.4            -          (2.0)
                                                                 ------       ------        ------       ------        ------

         Net income                                                48.4         63.6          25.9         14.9          48.0
                                                                 ======       ======        ======       ======        ======
15 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001: Oil and Gas Revenues. Oil and gas revenues increased $1,947,280, or 61%, to $5,143,894 for the three months ended June 30, 2001, from $3,196,614 for the same period of 2000. The increase was primarily the result of a 38% increase in oil and gas production and a 17% increase in the average sales price per EBO. We received $24.16 per EBO in the three months ended June 30, 2001 compared with $20.72 per EBO for the same period of 2000. Production Costs. Production costs increased $458,366, or 74%, to $1,076,936 during the three months ended June 30, 2001, compared with $618,570 for the same period of 2000. The increase was primarily attributable to higher production taxes and ad valorem taxes, the result of a 38% increase in production volumes and higher oil and gas prices, which in turn increased revenues. Average production costs per EBO increased 26% to $5.06 for the three months ended June 30, 2001 compared with $4.01 for the same period in 2000. The increase was primarily the result of increased taxes associated with higher oil and gas revenues and a 38% increase in oil and gas production. General and Administrative Expenses. General and administrative expenses increased by $43,721, or 17%, to $303,881 for the three months ended June 30, 2001 from $260,160 for the same period of 2000. The increase was primarily due to higher legal and public reporting costs, franchise taxes and increased staffing requirements. General and administrative expenses were $1.43 per EBO for the three months ended June 30, 2001, compared to $1.69 per EBO for the same period of 2000, primarily because of the 38% increase in production volumes. Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $546,605, or 45%, to $1,765,747 for the three months ended June 30, 2001 compared with $1,219,142 for the same period of 2000 primarily because of a 38% increase in production volumes. As a percentage of revenues, DD&A decreased to 34% compared to 38% last year, a result of an increase in the average sales price per EBO we received in the second quarter of 2001. The DD&A rate per EBO increased to $8.29 for the second quarter of 2001 compared with $7.90 per EBO for the second quarter of 2000. The increase in the DD&A rate per EBO, when compared with the same quarter a year ago, is attributable to an increase in net depletable property basis and a decrease in reserves as of fiscal year-end 2000. Historically, we have reviewed our estimates of proven reserve quantities on an annual basis. However, due to the potential volatility of oil and gas prices, we conduct internal reviews of our estimated proven reserves on a more frequent basis and make necessary adjustments to our DD&A rate accordingly. We believe periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments. Net Interest Expense. Interest expense decreased $152,436, or 45%, to $183,916 for the three months ended June 30, 2001 compared with $336,352 for the same period of 2000 due principally to decreased bank borrowings and a decrease in the bank's prime rate. Income Tax Benefit. Our effective tax rate for the three months ended June 30, 2001 is 24%. For further discussion see Note 4. Net Income and Operating Cash Flow. We reported net income of $1,330,451 for the three months ended June 30, 2001 compared with net income of $694,518 for the three months ended June 30, 2000. Operating cash flow (defined as net income before taxes, adding back equity in loss of First Permian and depreciation, depletion and amortization) increased $1,503,779, or 74%, to $3,527,011 for the three months ended June 30, 2001 compared with $2,023,232 for the three months ended June 30, 2000. The increase in net income and operating cash flow resulted from a 61% increase in oil and gas revenues, a 17% increase in the average sales price we received per EBO, a 38% increase in production volumes and a 45% decrease in net interest expense. These factors were partially offset by a 74% increase in production costs and a 45% increase in DD&A expenses. 16 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001: Oil and Gas Revenues. Oil and gas revenues increased $6,460,891, or 108%, to $12,432,096 for the six months ended June 30, 2001, from $5,971,205 for the same period of 2000. The increase was primarily the result of a 44% increase in the average sales price per EBO and a 44% increase in production. We received $29.88 per EBO in the six months ended June 30, 2001 compared with $20.69 per EBO for the same period of 2000. Production Costs. Production costs increased $963,616 or 78%, to $2,196,001 during the first six months of 2001, compared with $1,232,385 for the same period of 2000. Average production costs per EBO increased 24%, to $5.28, for the first six months in 2001 compared to $4.27 for the same period in 2000, primarily a result of increased production taxes associated with higher oil and gas revenues and a 44% increase in oil and gas production. General and Administrative Expenses. General and administrative expenses increased by $144,129, or 31%, to $602,089 for the first six months of 2001, from $457,960 for the same period of 2000. The increase was primarily due to an increase in audit, legal, public reporting, reservoir engineering and payroll related expenses. General and administrative expenses were $1.45 per EBO in the first six months of 2001 compared to $1.59 per EBO in the first six months of 2000. The decrease per EBO is a result of higher production volumes in the first six months of 2001 when compared with the same six-month period of the prior year. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category. Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $1,160,956, or 51%, to $3,443,567 for the first six months of 2001 compared with $2,282,611 for the same period of 2000. As a percentage of revenues, the DD&A decreased to 28% when compared to 38% for the prior year six months, a result of an increase in the average sales price per EBO we received in the first six months of 2001. The DD&A rate per EBO increased to $8.27 for the first six months of 2001 compared with $7.91 per EBO for the first six months of 2000. The increase in the DD&A rate per EBO is attributable to a decrease in proved reserves as of fiscal year-end 2000. Historically, we have reviewed our estimates of proven reserve quantities on an annual basis. However, due to the recent volatility of oil and gas prices, we conduct internal reviews of our estimated proven reserves on a more frequent basis and make necessary adjustments to our DD&A rate accordingly. We believe periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments. Equity in Earnings (Loss) of First Permian, LLC. Our share of the operating results of First Permian resulted in a noncash charge of $496,083 for the six months ended June 30, 2000, which reflects our pro rata share of First Permian's loss for the six months ended June 30, 2000. First Permian recorded a loss for the six-month period primarily as a result of a noncash charge of $960,825 associated with the restructuring of its debt during the second quarter ended June 30, 2000, which was booked as a nonrecurring extraordinary item. Also contributing to First Permian's loss were oil hedge payments totaling $6,125,064 for the six months ended June 30, 2000. At December 31, 2000, we had recorded cumulative losses of $366,765 in our investment liability in First Permian, LLC because we had guaranteed $10,000,000 of the debt of First Permian, LLC. We were released from this guaranty on October 25, 2000 and have discontinued the equity method of accounting for our share of losses in First Permian from that date. At June 30, 2001, we did not record our share of losses associated with our 30.675% interest in First Permian, LLC. For the six months ended June 30, 2001, First Permian, L.L.C. incurred a net loss of $280,327, which 17 includes $6,748,457 loss primarily associated with its oil hedge. Net Interest Expense. Net interest expense decreased $268,779, or 41%, to $391,723 for the six months ended June 30, 2001 compared with $660,502 for the same period of 2000; due principally to decreased bank borrowings. Income Tax Expense. For the six months ended June 30, 2001 we recorded a tax benefit of $249,855. For further discussion see Note 4. Net Income and Operating Cash Flow. We reported net income of $5,966,374 for the six months ended June 30, 2001 compared to $888,119 for the six months ended June 30, 2000. Operating cash flow (defined as net income before taxes, adding back equity in loss of First Permian and depreciation, depletion and amortization) increased $5,493,273, or 150%, to $9,160,086 for the six months ended June 30, 2001 compared to $3,666,813 for the six months ended June 30, 2000. The increase in net income and operating cash flow resulted from a 108% increase in oil and gas revenues due to a 44% increase in production volumes sold, a 44% increase in the average sales price per EBO and a 41% decrease in interest expense. These factors were partially offset by a 78% increase in production costs, a 31% increase in general and administrative costs, and a 51% increase in DD&A expense. LIQUIDITY AND CAPITAL RESOURCES Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the price of oil and natural gas. Working capital increased $1,289,846 as of June 30, 2001 compared with December 31, 2000. Current assets exceeded current liabilities by $4,050,683 at June 30, 2001 compared with $2,760,837 at December 31, 2000. Working capital increased primarily due to an increase in cash offset by the decrease in accounts receivable. Current assets increased primarily as a result of an increase in production volumes and higher oil and gas prices. We incurred property costs of $5,933,076, for the six months ended June 30, 2001, primarily for our oil and gas property acquisition, development, and enhancement activities. Such costs were financed by the utilization of cash flows provided by operations. Based on our projected oil and gas revenues and related expenses, we believe that our internally generated cash flows will be sufficient to fund normal operations, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends. We continually review and consider alternative methods of financing. TRENDS AND PRICES Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and gas. Historically, we have not entered into transactions to hedge against changes in oil and gas prices, but we may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices. Our capital expenditure budget for 2001 is highly dependent on future oil and gas prices and will be consistent with internally generated cash flows. During fiscal year 2000 the average sales price we received for our oil was approximately $28.88 per barrel while the average sales prices we received for natural gas was approximately $4.38 per thousand cubic feet ("Mcf"). For the three months ended June 30, 2001, the average price we 18 received for our oil production was approximately $26.35 per Bbl, while the average price received at that same date for our natural gas production was approximately $3.93 per Mcf. FORWARD-LOOKING STATEMENTS In addition to historical information contained herein, this Form 10-Q Report contains forward-looking statements subject to various risks and uncertainties that could cause the company's actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "expect," "intend," "anticipate, "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors that could cause or contribute to such differences could include, but are not limited to, those relating to the results of exploratory drilling activity, changes in oil and natural gas prices, operating risks, availability of drilling equipment, outstanding indebtedness, changes in interest rates, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, and the general condition of the economy and its effect on the securities market. While we believe our forward-looking statements are based upon reasonable assumptions, these are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by the company with the Securities and Exchange Commission. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK We do not trade in derivative financial instruments and do not have firmly committed sales transactions. We have not entered into hedging arrangements and do not have any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they also limit our ability to benefit from favorable market price changes. Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $17.56 per barrel to a monthly high of $29.99 per barrel during second quarter 2001. The natural gas prices we received during second quarter 2001 ranged from a monthly low of $2.54 per Mcf to a monthly high of $12.03 per Mcf. A significant decline in the prices of oil and natural gas could have a material adverse effect on our financial condition and results of operations. Our only financial instrument sensitive to changes in interest rates is bank debt. Our annual interest costs in 2001 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in June 2001.
                                  June       June     October             Fair
                                  2002       2003       2003    Total     Value
                                  ----       ----       ----    -----     -----
                                        (In 000's, except interest rates)
Variable rate debt:

 Revolving facility (secured)    $1,314      $3,876    $5,810  $11,000  $11,000

   Average interest rate           6.75%       6.75%     6.75%
19 PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS At June 30, 2001, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Parallel's annual meeting of stockholders was held on June 20, 2001. At the meeting, the following persons were elected to serve as Directors of Parallel for a term of one year expiring in 2002 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Dewayne E. Chitwood, (3) Ernest R. Duke, (4) Larry C. Oldham and (5) Martin B. Oring, (6) Charles R. Pannill (7) Jeffrey G. Shrader. Set forth below is a tabulation of votes with respect to each nominee for Director:
             NAME                VOTES CAST FOR     VOTES WITHHELD
             ----                --------------     --------------

     Thomas R. Cambridge         16,709,044              40,511
     Dewayne E. Chitwood         16,706,574              42,981
     Ernest R. Duke              16,700,294              49,291
     Larry Oldham                16,619,294             130,261
     Martin B. Oring             16,707,399              42,156
     Charles R. Pannill          16,699,444              50,111
     Jeffrey G. Shrader          16,705,249              44,306
In addition to electing Directors, the stockholders voted upon the approval of the Parallel Petroleum Corporation 2001 Non-Employee Directors Stock Option Plan. Set forth below is a tabulation of votes with respect to this proposal.
             VOTES CAST FOR           VOTES CAST AGAINST          ABSTENTIONS
             --------------           ------------------          -----------

                15,909,957                  594,008                245,450
In addition to electing Directors, the stockholders also voted upon and ratified the appointment of KPMG LLP to serve as our independent public accountants for 2001. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of Parallel's independent public accountants:
      VOTES CAST FOR           VOTES CAST AGAINST                ABSTENTIONS
      --------------           ------------------                -----------

       16,705,873                   28,078                         15,604
20 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits Exhibit No. Description of Exhibit ----------- ----------------------- 3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) 4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998.) 4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (Incorporated by reference to Exhibit 4.2 of Form 10-K for the fiscal year ended December 31, 2000.) 4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.3 of Form 10-K for the fiscal year ended December 31, 2000.) Executive Compensation Plans and Arrangements (Exhibit No.'s 10.1 through 10.8): 10.1 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.) 10.2 1992 Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.) 10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.) 10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.) 10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.) 10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997). 10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) *10.8 2001 Non-Employee Directors Stock Option Plan. 21 10.9 Restated Loan Agreement dated December 27, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 1999.) 10.10 Loan Agreement dated December 18, 2000 between the Registrant and Bank United. (Incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 2000.) 10.11 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 1998.) 10.12 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated June 30, 1999.) 10.13 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated June 30, 1999.) 10.14 Merger Agreement dated June 25, 1999. (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report dated June 30, 1999.) 10.15 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report dated June 30, 1999.) 10.16 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.) 10.17 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 2000.) 10.18 Credit Agreement dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report dated June 30, 1999.) 10.19 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report dated June 30, 1999.) 10.20 Intercreditor Agreement, dated as of June 30, 1999, by and among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report dated June 30, 1999.) 10.21 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K report dated June 30, 1999.) 22 10.22 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K report dated June 30, 1999.) 10.23 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 2000.) _____________ *Filed herewith. (2) Reports on Form 8-K No reports were filed on form 8-K during the quarter ended June 30, 2001. 24 SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. PARALLEL PETROLEUM CORPORATION Date: August 14, 2001 BY:/s/ Thomas R. Cambridge ------------------------------------ Thomas R. Cambridge Chairman of the Board of Directors and Chief Executive Officer Date: August 14, 2001 BY: /s/ Larry C. Oldham ------------------------------------- Larry C. Oldham, President and Principal Financial Officer