Form 10-Q/A
period 2001-06-30
PARALLEL PETROLEUM CORP /DE/
filed 2001-11-14
CIK 750561

 1 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q/A Amendment No. 1 ---------------------------- (Mark One) /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001 or / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to -------------------------- COMMISSION FILE NUMBER 0-13305 -------------------------- PARALLEL PETROLEUM CORPORATION (Exact name of registrant as specified in its charter) DELAWARE 75-1971716 (State of other jurisdiction of (I.R.S. Employer Identification incorporation or organization) Number) One Marienfeld Place, Suite 465, Midland, Texas 79701 (Address of principal executive offices) (Zip Code) (915) 684-3727 (Registrant's telephone number, including area code) NOT APPLICABLE (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No At August 6, 2001, there were 20,461,361 shares of the Registrant's Common Stock, $0.01 par value, outstanding. 2 INDEX PART I. - FINANCIAL INFORMATION ITEM 1.FINANCIAL STATEMENTS Page No. ------ Reference is made to the succeeding pages for the following financial statements: - Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited) 3 - Unaudited Statements of Operations for the three months and six months ended June 30, 2000 and 2001 5 - Unaudited Statements of Cash Flows for the three months and six months ended June 30, 2000 and 2001 6 - Notes to Financial Statements 7 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 11 3 PARALLEL PETROLEUM CORPORATION BALANCE SHEETS
                                                                                                    RESTATED SEE NOTE 1
                                                                                   (audited)           (unaudited)
                                                                                  December 31,           June 30,
                                                                                     2000*                 2001
                                                                              --------------------- -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                         $     2,000,826      $    4,996,866
  Accounts receivable:
    Oil and gas                                                                           4,057,527           2,588,021
    Others, net of allowance for doubtful account of $157,187 in
      2000 and 2001                                                                         319,818             334,703
  Affiliate                                                                                  19,569                   -
                                                                                    ---------------      --------------
                                                                                          4,396,914           2,922,724
Other assets                                                                                 27,166             286,457
Deferred income taxes                                                                             -             309,499
                                                                                    ---------------      --------------
                                                                                          6,424,906           8,515,546
                                                                                    ---------------      --------------
Property and equipment, at cost:
  Oil and gas properties, full cost method                                               72,316,384          78,079,312
  Other                                                                                     372,765             542,913
                                                                                    ---------------      --------------
                                                                                         72,689,149          78,622,225
  Less accumulated depreciation and depletion                                           (32,742,060)        (36,037,626)
                                                                                    ---------------     ---------------

         Net property and equipment                                                      39,947,089          42,584,599
                                                                                    ---------------      --------------

Other assets, net of accumulated amortization of $114,971 in
  2000 and $65,097 in 2001                                                                   84,442             166,834
                                                                                    ---------------      --------------

                                                                                    $    46,456,437      $   51,266,979
                                                                                    ===============      ==============
4 PARALLEL PETROLEUM CORPORATION BALANCE SHEETS (Continued)

                                                                                                          RESTATED SEE NOTE 1
                                                                                           (audited)        (unaudited)
                                                                                         December 31,         June 30,
                                                                                             2000*              2001
                                                                                       ------------------ -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                              $       803,531      $    1,314,000
  Investment liability in First Permian (Note 6)                                            366,765             366,765
  Accounts payable and accrued liabilities:
    Trade                                                                                 2,443,773           3,047,877
  Income taxes payable (Note 4)                                                              50,000                   -
                                                                                    ---------------      --------------

                                                                                          3,664,069           4,728,642
                                                                                    ---------------      --------------

Long-term debt, excluding current maturities (Note 2)                                    11,624,000           9,686,000

Stockholders' equity:
  Series A preferred stock -- par value $.10 per share (aggregate liquidation
    preference of $26) authorized 50,000 shares                                                   -                   -
  Preferred stock -- $.60 cumulative convertible preferred stock -- par value of $.10 per share (aggregate liquidation preference of $10) authorized
    10,000,000 shares, issued and outstanding 974,500 in 2000 and 2001                       97,450              97,450
  Common stock -- par value $.01 per share, authorized 60,000,000 shares,
    issued and outstanding 20,331,858 in 2000 and 20,443,558 in 2001                        203,319             204,436
  Additional paid-in capital                                                             34,238,078          34,070,335
  Retained earnings (deficit)                                                            (3,370,479)          2,480,116
                                                                                    ---------------      --------------

Total stockholders' equity                                                               31,168,368          36,852,337

Commitments and contingencies (Note 9)
                                                                                    ---------------      --------------

                                                                                    $    46,456,437      $   51,266,979
                                                                                    ===============      ==============
*The balance sheet as of December 31, 2000 has been derived from Parallel's audited financial statements. See accompanying notes to Financial Statements. 5 PARALLEL PETROLEUM CORPORATION STATEMENTS OF OPERATIONS (Unaudited)

                                                                 RESTATED                   RESTATED
                                                                 SEE NOTE 1                SEE NOTE 1
                                                 Three Months Ended June 30, Six Months Ended June 30,
                                                 --------------------------- --------------------------
                                                       2000          2001         2000          2001
                                                 ------------- ------------- ------------ -------------
Oil and gas revenues                              $ 3,196,614  $   4,791,063 $  5,971,205 $  12,079,265
                                                 ------------- ------------- ------------ -------------
Cost and expenses:
  Lease operating expense                              618,570     1,047,527    1,232,385     2,166,593
  General and administrative                           260,160       303,881      457,960       602,089
  Depreciation, depletion and amortization           1,219,142     1,617,747    2,282,611     3,295,567
                                                 ------------- ------------- ------------ -------------
                                                     2,097,872     2,969,155    3,972,956     6,064,249
                                                 ------------- ------------- ------------ -------------
Operating income                                     1,098,742     1,821,908    1,998,249     6,015,016
                                                 ------------- ------------- ------------ -------------

Other income (expense), net:
  Equity in loss of First Permian, LLC                (109,572)            -     (496,083)            -
  Interest income                                       12,490        63,739       31,245        82,788
  Other income                                          41,976        25,207       48,437        50,413
  Interest expense                                    (348,842)     (247,655)    (691,747)     (474,511)
  Other expense                                           (276)      (77,357)      (1,982)     (132,610)
                                                 ------------- ------------- ------------ -------------
    Total other expense, net                          (404,224)     (236,066)  (1,110,130)     (473,920)
                                                 ------------- ------------- ------------ -------------

Income before income taxes                             694,518     1,585,842      888,119     5,541,096
Income tax expense (benefit), net                            -       371,169            -      (309,499)
                                                 ------------- ------------- ------------ -------------

    Net income                                   $     694,518 $   1,214,673 $    888,119 $   5,850,595
                                                 ============= ============= ============ =============

Cumulative preferred stock dividend              $     146,175 $     146,175 $    316,713 $     292,350
                                                 ============= ============= ============ =============

    Net income available to common stockholders  $     548,343 $   1,068,498 $    571,406 $   5,558,245
                                                 ============= ============= ============ =============

Net income per common share:

  Basic                                                $ 0.027       $ 0.052      $ 0.028       $ 0.272
                                                 ============= ============= ============ =============

  Diluted                                              $ 0.027       $ 0.051      $ 0.028       $ 0.246
                                                 ============= ============= ============ =============

Weighted average common share outstanding

  Diluted                                           20,583,831    23,826,809   20,569,109    23,758,020
                                                 ============= ============= ============ =============
The accompanying notes are an integral part of these financial statements. 6 PARALLEL PETROLEUM CORPORATION STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                      RESTATED
                                                                                     SEE NOTE 1
                                                                        Six Months Ended June 30
                                                                      -----------------------------
                                                                          2000           2001
                                                                      ------------- ---------------

Cash flows from operating activities:
  Net income                                                           $     888,119 $     5,850,595

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and depletion                                               2,282,611       3,295,567
  Equity in loss from investments in First Permian, LLC                      496,083               -
  Income taxes                                                                     -        (309,499)
  Other, net                                                                  (6,362)        (82,392)
  Changes in assets and liabilties:
  Decrease (increase) in accounts receivables                               (648,109)      1,474,190
  Decrease (increase) in prepaid expenses and other                          (12,782)       (259,291)
  (Decrease) increase in accounts payable and accrued liabilities           (464,337)        554,104
                                                                       ------------- ---------------
  Net cash provided by operating activities                                2,535,223      10,523,274
                                                                       ------------- ---------------
Cash flows from investing activities:
  Additions to property and equipmjent                                    (1,909,566)     (5,933,076)
  Proceeds from disposition of property and equipment                      2,917,392               -
  Distribution from First Permian, LLC                                        67,500               -
                                                                       ------------- ---------------
    Net cash used in investing activities                                  1,075,326      (5,933,076)
                                                                       ------------- ---------------
Cash flows from financing activities:
  Borrowings from bank line of credit
  Payments on bank line of credit                                         (1,665,889)     (1,427,531)
  Proceeds from exercise of options and warrants                                   -         125,723
  Payment of preferred stock dividend                                       (316,713)       (292,350)
                                                                       ------------- ---------------
 Net cash used in financing activities                                    (1,982,602)     (1,594,158)
                                                                       ------------- ---------------
Net increase (decrease) in cash and cash equivalents                       1,627,947       2,996,040

Beginning cash and cash equivalents                                        1,276,417       2,000,826
                                                                       ------------- ---------------
Ending cash and cash equivalents                                       $   2,904,364 $     4,996,866
                                                                       ============= ===============

Non-cash financing activities:
  Accrued preferred stock dividend                                     $      24,363       $ 316,713
                                                                       ============= ===============
  Transfer of assets held for sale to oil and gas property             $   2,127,734               -
                                                                       ============= ===============
The accompany notes are an integral part of these financials. 7 PARALLEL PETROLEUM CORPORATION NOTES TO FINANCIAL STATEMENTS NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation The financial information included herein, except the balance sheet as of December 31, 2000, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in Parallel's 2000 Form 10-K. We account for our 30.675% interest in First Permian using the equity method of accounting. Under the equity method of accounting, we record our investment in First Permian at cost on the balance sheet. This is increased or reduced by our proportionate share of First Permian=s income or loss, which is presented as one amount in the statements of operations. We have restated the three month and six month period ended June 30, 2001, due to an error in accruing for revenue receivable at June 30, 2001. The error resulted in an overstatement of revenue of approximately $350,000 and net income by approximately $116,000. The effect was approximately $.006 and $.005 on basic and diluted earnings per share respectively. NOTE 2. LONG TERM DEBT Long-term debt consists of the following at June 30, 2001: Revolving Facility note payable to bank, at bank's base lending rate (6.75% at June 30, 2001) $11,000,000 Less: current maturities 1,314,000 ----------- $ 9,686,000 =========== Scheduled maturities of long-term debt at June 30, 2001 are as follows: June 30, 2002 $ 1,314,000 June 30, 2003 3,876,000 October 1, 2003 5,810,000 ----------- $11,000,000 =========== 8 Revolving Credit Facility. On December 18, 2000, we entered into a loan agreement with Bank United ("Revolving Facility@) to refinance the outstanding indebtedness with our former lender. Pursuant to the loan agreement, we may borrow up to the lesser of $30,000,000 or the Aborrowing base@ then in effect. The borrowing base at December 31, 2000 was $15,500,000 and at June 30, 2001, our borrowing base was $13,562,000. The borrowing base is reduced by a monthly commitment reduction of $323,000 beginning January 1, 2001. The total outstanding principal amount of our bank indebtedness was $12,427,531 at December 31, 2000 and $11,000,000 at June 30, 2001. The borrowing base and monthly commitment reduction are subject to redetermination semi- annually, on or about May 1 and November 1 of each year, beginning May 1, 2001. The bank is currently reviewing our borrowing base. The lender may require a redetermination of the borrowing base and monthly automatic borrowing base reduction at any time in its sole discretion. Indebtedness under the Revolving Facility matures October 1, 2003. The loan is secured by substantially all of our oil and gas properties. Commitment fees of .25% per annum on the difference between the revolving commitment and the average daily amount are due quarterly. The unpaid principal balance for the Revolving Facility bears interest at our election at a rate equal to (i) the bank=s base lending rate, or (ii) the applicable adjusted eurodollar rate plus a margin of 2.75% during the related eurodollar interest period. Interest is due and payable on the day which the related eurodollar interest period ends. The restated loan agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) no payment of dividends for common stock. NOTE 3. PREFERRED STOCK We have outstanding 974,500 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. We may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends. NOTE 4. INCOME TAX BENEFIT It is the opinion of management that it is more likely than not that we will utilize all the available net operating loss carryforwards prior to their ultimate expiration. As such, the valuation allowance of $2,062,954, established as of December 31, 2000, was reversed in the first quarter. The income tax benefit of $309,499 reflected in the statements of operations is a result of the reversal of our $2,062,954 valuation allowance, net of $1,889,455 income tax expense and $136,000 of excess statutory depletion. These are noncash adjustments that do not affect operating cash flows. NOTE 5. FULL COST CEILING TEST We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling limitation is the discounted estimated after- tax future net revenues from proved oil and gas properties. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less related deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices increased sufficiently such that an excess above the ceiling would not have existed if the increased prices were used in the calculations. 9 At December 31, 2000 and June 30, 2001, our net book value of oil and gas, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting. NOTE 6. INVESTMENT IN FIRST PERMIAN, LLC At June 30, 2001, we did not record our share of losses associated with our 30.675% interest in First Permian, LLC. At December 31, 2000, we had recorded cumulative losses of $366,765 in our investment liability in First Permian because we had guaranteed $10,000,000 of the debt of First Permian, LLC. We were released from this guaranty on October 25, 2000 and have discontinued the equity method of accounting for our share of losses in First Permian from that date. When First Permian begins to generate net income, we will resume application of the equity method of accounting only after our share in First Permian=s net income equals or exceeds the share of net losses not recognized during the period the equity method was suspended. First Permian recorded net losses of $280,327 for the six months ended June 30, 2001. Commodity Hedges. First Permian uses various swap contracts and other financial instruments to hedge the effect of prices changes on future oil production. The following table sets forth First Permian=s outstanding oil hedge contracts at June 30, 2001:

Type             Volume/Month         Term          Price             Commodity
----            --------------    ------------   -------------      ------------

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

                                                    Three Months Ended               Six Months Ended
                                               June 30,                                  June 30,
                                          ----------------------------------------  ----------------------------------------
                                                 2000                 2001                 2000                2001
                                          -------------------  -------------------  ------------------- --------------------
Basic EPS Computation:
Numerator-
  Net income                                       $ 694,518          $ 1,214,673            $ 888,119          $ 5,850,595
  Preferred stock dividend                          (146,175)            (146,175)            (316,713)            (292,350)
                                          -------------------  -------------------  ------------------- --------------------
  Net income available to common
    stockholders                                   $ 548,343          $ 1,068,498            $ 571,406          $ 5,558,245
                                          ===================  ===================  =================== ====================

Denominator-
  Weighted average common shares
    outstanding                                   20,331,858           20,433,721           20,331,858           20,426,480
                                          ===================  ===================  =================== ====================
Basic earnings per share                             $ 0.027              $ 0.052              $ 0.028              $ 0.272
                                          ===================  ===================  =================== ====================

Diluted EPS Computation:
  Numerator-
  Net income                                       $ 694,518          $ 1,214,673            $ 888,119          $ 5,850,595
  Preferred stock dividend                          (146,175)                   -             (316,713)                   -
                                          -------------------  -------------------  ------------------- --------------------
  Net income available to common
    stockholders                                   $ 548,343          $ 1,214,673            $ 571,406          $ 5,850,595
                                          ===================  ===================  =================== ====================

Denominator-
  Weighted average common shares
    outstanding                                   20,331,858           20,433,721           20,331,858           20,426,480
  Employee stock options                             251,973              608,844              237,251              547,296
  Preferred stock                                          -            2,784,244                                 2,784,244
                                          -------------------  -------------------  ------------------- --------------------
                                                  20,583,831           23,826,809           20,569,109           23,758,020
                                          ===================  ===================  =================== ====================
Diluted earnings per share                           $ 0.027              $ 0.051              $ 0.028              $ 0.246
                                          ===================  ===================  =================== ====================
Convertible preferred stock equivalent shares for the three-month and six month periods ended June 30, 2000 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive. NOTE 8: RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board (AFASB") issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (AFAS No. 133@), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge and establishes standards for reporting changes in the fair value of a derivative. We adopted FAS No. 133, as amended by FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, effective January 1, 2001. After assessing our contracts, we are not aware of any freestanding or embedded derivative instruments that would need to be accounted for in accordance with FAS No. 133 as of January 1, 2001 or during the period ending June 30, 2001. In July 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other 11 Intangible Assets." Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchased method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of June 30, 2001 there is no impact to the Company's financial statements as we have not entered into any business combination and have not acquired goodwill. Also, the FASB had voted to issue Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements. NOTE 9. LEGAL PROCEEDINGS At June 30, 2001, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel=s financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion and analysis should be read in conjunction with our Financial Statements and the related notes. OVERVIEW Strategy Our primary objectives are to build oil and gas reserves, production, cash flow and earnings per share by exploring for new oil and gas reserves, acquiring oil and gas properties and optimizing production from existing oil and gas properties. Management seeks to achieve these objectives by: . using advanced technologies to conduct exploratory and development activities; . acquiring producing properties we believe add incremental value to our asset base; . keeping debt levels low; . concentrating activities in core areas to achieve economies of scale; and . emphasizing cost controls. Following this strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and in the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas. Additionally, we have acquired oil and gas producing properties in the Permian Basin of west Texas. Capital utilized to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flow from operations. Investment in First Permian. In June 1999, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian, which entered into a cash merger with a wholly owned subsidiary of Fina Oil and Chemical Company. The primary assets of the acquired subsidiary are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million. First Permian is owned by Parallel and certain other privately held oil and gas companies. As of June 30, 2001, Parallel owned a 30.675% common membership interest in First Permian. We account for our interest in First Permian using the equity method of accounting whereby our 12 investment is increased or decreased by our proportionate share of First Permian's net income or loss. See Note 6 for further discussion about the discontinuance of the equity method of accounting for our investment. The purchase was financed, in part, with the proceeds of a $110.0 million revolving credit facility provided by Bank One, Texas, N.A. to First Permian. The principal amount of the initial loan was $74.0 million. In addition, First Permian also borrowed $8.0 million from Tejon Exploration Company and $8.0 million from Mansefeldt Investment Corporation to help finance the purchase. Operating Performance. Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas and production volumes. The world price for oil has overall influence on the prices we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users and proximity of our wells to major transportation pipeline infrastructure and, to a lesser extent, world oil prices. Additional factors influencing our operating performance include production expenses, overhead requirements, and cost of capital. Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included: . cash flow from operations, . sales of our equity securities, and . bank borrowings. For the three months ended June 30, 2001, the average sales price we received for our crude oil production averaged $26.50 per barrel compared with $27.81 per barrel for the three months ended March 31, 2001 and $32.38 per barrel for the three months ended December 31, 2000. The average sales price we received for natural gas during this same period was $4.02 per mcf compared with $6.25 per mcf for the three months ended March 31, 2001 and $6.67 per mcf for the three months ended December 31, 2000. For the three months ended June 30, 2000, the average sales price we received for our crude oil averaged $27.13 and for our natural gas averaged $3.02 per mcf. Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 5 to Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such disposition involves a material change in reserves, in which case the gain or loss is recognized. Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. Our production and results of operations vary from quarter to quarter. We expect 2001 production volumes to increase when compared to our production volumes in the prior year as a result of increased drilling activities. 13 RESULTS OF OPERATIONS Our business activities are characterized by frequent, and sometimes significant, changes in our: . sources of production; . product mix (oil vs. gas volumes); and . the prices we receive for our oil and gas production. Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not accurately describe our condition. The following table compares the results of operations on the basis of equivalent barrels of oil ("EBO") for the period indicated. An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

                                         Three Months Ended       Three Months Ended
                                    ----------------------------- -------------------
                                    12-31-00  3-31-01   6-30-01   6-30-00   6-30-01
                                    -------- ---------- --------- -------- ----------
Production and prices:
Oil (Bbls)                            38,784    34,914    39,098    44,753    39,098
Natural gas (Mcf)                    860,651 1,009,532   934,951   657,039   934,951
Equivalent barrels of oil (EBO)      182,226   203,169   194,923   154,260   194,923

Oil price (per Bbl)                  $ 32.38   $ 27.81   $ 26.50   $ 27.13   $ 26.50
Gas price (per Mcf)                  $  6.67   $  6.25   $  4.02   $  3.02   $  4.02
Price per EBO                        $ 38.42   $ 35.87   $ 24.58   $ 20.72   $ 24.58

Results of operations per EBO:
Oil and gas revenues                 $ 38.42   $ 35.87   $ 24.58   $ 20.72   $ 24.58
Costs and expenses:
Lease operating expense                 6.19      5.51      5.37      4.01      5.37
General and administrative              3.03      1.47      1.56      1.69      1.56
Depreciation and depletion              9.10      8.26      8.30      7.90      8.30
                                    ---------  -------- --------- ---------  --------
Total costs and expense                18.32     15.24     15.23     13.60     15.23
                                    ---------  -------- --------- ---------  --------
Operating income (loss)                20.10     20.63      9.35      7.12      9.35
                                    ---------  -------- --------- ---------  --------

Interest expense, net                  (1.50)    (1.02)    (0.94)    (2.18)    (0.94)
Other income, net                       0.71     (0.15)    (0.27)     0.27     (0.27)
                                    ---------  -------- --------- ---------  --------
                                       (0.79)    (1.17)    (1.21)    (1.91)    (1.21)
Equity in earnings (loss) of First
     Permian, LLC                          -         -         -     (0.71)        -
                                    ---------  -------- --------- ---------  --------
Pretax income per EBO                  19.31     19.46      8.14      4.50      8.14
Income tax expense (benefit)            0.71     (3.35)     1.90         -      1.90
                                    ---------  -------- --------- ---------  --------
Net income per EBO                   $ 18.60   $ 22.81   $  6.24   $  4.50   $  6.24
                                    =========  ======== ========= =========  ========
 Net operating cash flow before
working capital adjustments          $ 28.41   $ 27.72   $ 16.44   $ 13.11   $ 16.44
                                    =========  ======== ========= =========  ========
14
                                                    Six Months Ended
                                                   --------------------------------
                                                    6-30-99   6-30-00    6-30-01
                                                   ---------- --------- -----------

Production and prices:
  Oil (Bbls)                                            90,527    84,037      74,011
  Natural gas (Mcf)                                  1,447,449  1,227,543  1,944,483
  Equivalent barrels of oil (EBO)                      331,768   288,627     398,092

  Oil price (per Bbl)                                  $ 12.68   $ 26.93     $ 27.12
  Gas price (per Mcf)                                  $  1.94   $  3.01     $  5.18
  Price per EBO                                        $ 11.92   $ 20.69     $ 30.34

Results of operations per EBO:
Oil and gas revenues                                   $ 11.92   $ 20.69     $ 30.34
Costs and expenses:
  Lease operating expense                                 3.21      4.27        5.44
  General and administrative                              1.28      1.59        1.51
  Depreciation and depletion                              5.61      7.91        8.28
                                                     ---------- --------- -----------
    Total costs and expense                              10.10     13.77       15.23
                                                     ---------- --------- -----------
Operating income (loss)                                   1.82      6.92       15.11

Interest expense, net                                    (2.17)    (2.29)      (0.98)
Other income, net                                         0.03      0.16       (0.21)
                                                     ---------- --------- -----------
                                                         (2.14)    (2.13)      (1.19)
Equity in earnings (loss) of First Permian, LLC              -     (1.72)          -
                                                     ---------- --------- -----------

    Pretax income per EBO                                (0.32)     3.07       13.92
Income tax expense (benefit)                                 -         -       (0.78)
                                                     ---------- --------- -----------
    Net income per EBO                                 $ (0.32)   $ 3.07     $ 14.70
                                                     ========== ========= ===========

 Net operating cash flow before working capital
     adjustments                                       $  5.29   $ 12.70     $ 22.20
                                                    ========== ========= ===========
15 The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.

                                                       Three Months Ended                       Six Months Ended
                                                    --------------------------------------- --------------------------
                                                     12-31-00      3-31-01       6-30-01      6-30-00       6-30-01
                                                    ------------ ------------  ------------ ------------  ------------

Oil and gas revenues                                        100.0%       100.0%        100.0%       100.0%        100.0%
Costs and expenses:
  Lease operating expense                                    16.1         15.4          21.9         20.6          17.9
  General and administrative                                  7.9          4.1           6.3          7.7           5.0
  Depreciation and depletion                                 23.7         23.0          33.8         38.2          27.3
                                                     ------------ ------------  ------------ ------------  ------------
    Total costs and expenses                                 47.7         42.5          62.0         66.5          50.2
                                                     ------------ ------------  ------------ ------------  ------------
Operating income                                             52.3         57.5          38.0         33.5          49.8
                                                     ------------ ------------  ------------ ------------  ------------
Interest expense, net                                        (3.9)        (2.9)         (3.8)       (11.1)         (3.2)
Other income, net                                             1.9         (0.4)         (1.1)         0.8          (0.7)
                                                     ------------ ------------  ------------ ------------  ------------
                                                             (2.0)        (3.3)         (4.9)       (10.3)         (3.9)
Equity in earnings (loss) of First Permian, LLC                 -            -             -         (8.3)            -
                                                     ------------ ------------  ------------ ------------  ------------
                                                             (2.0)        (3.3)         (4.9)       (18.6)         (3.9)
                                                     ------------ ------------  ------------ ------------  ------------
    Pretax income                                            50.3         54.2          33.1         14.9          45.9
Income tax expense (benefit)                                  1.9         (9.4)          7.7            -          (2.6)
                                                     ------------ ------------  ------------ ------------  ------------
    Net income                                              48.4         63.6          25.4         14.9          48.5
                                                     ============ ============  ============ ============  ============
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001: Oil and Gas Revenues. Oil and gas revenues increased $1,594,449, or 50%, to $4,791,063 for the three months ended June 30, 2001, from $3,196,614 for the same period of 2000. The increase was primarily the result of a 26% increase in oil and gas production and a 19% increase in the average sales price per EBO. We received $24.58 per EBO in the three months ended June 30, 2001 compared with $20.72 per EBO for the same period of 2000. Production Costs. Production costs increased $428,957, or 69%, to $1,047,527 during the three months ended June 30, 2001, compared with $618,570 for the same period of 2000. The increase was primarily attributable to higher production taxes and ad valorem taxes, the result of a 26% increase in production volumes and higher oil and gas prices, which in turn increased revenues. Average production costs per EBO increased 34% to $5.37 for the three months ended June 30, 2001 compared with $4.01 for the same period in 2000. The increase was primarily the result of increased taxes associated with higher oil and gas revenues and a 26% increase in oil and gas production. General and Administrative Expenses. General and administrative expenses increased by $43,721, or 17%, to $303,881 for the three months ended June 30, 2001 from $260,160 for the same period of 2000. The increase was primarily due to higher legal and public reporting costs, franchise taxes and increased staffing requirements. General and administrative expenses were $1.56 per EBO for the three months ended June 30, 2001, compared to $1.69 per EBO for the same period of 2000, primarily because of the 26% increase in production volumes. Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $398,605, or 33%, to $1,617,747 for the three months ended June 30, 2001 compared with $1,219,142 for the same period of 2000 primarily because of a 26% increase in production volumes. As a percentage of revenues, DD&A decreased to 34% compared to 38% last year, a result of an increase in the average sales price per EBO we received in the second quarter of 2001. The DD&A rate per EBO increased to $8.30 for the second quarter of 2001 compared with $7.90 per EBO for the second quarter of 2000. The increase in the DD&A rate 16 per EBO, when compared with the same quarter a year ago, is attributable to an increase in net depletable property basis and a decrease in reserves as of fiscal year-end 2000. Historically, we have reviewed our estimates of proven reserve quantities on an annual basis. However, due to the potential volatility of oil and gas prices, we conduct internal reviews of our estimated proven reserves on a more frequent basis and make necessary adjustments to our DD&A rate accordingly. We believe periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments. Net Interest Expense. Interest expense decreased $152,436, or 45%, to $183,916 for the three months ended June 30, 2001 compared with $336,352 for the same period of 2000 due principally to decreased bank borrowings and a decrease in the bank's prime rate. Income Tax Benefit. Our effective tax rate for the three months ended June 30, 2001 is 23%. For further discussion see Note 4. Net Income and Operating Cash Flow. We reported net income of $1,585,842 for the three months ended June 30, 2001 compared with net income of $694,518 for the three months ended June 30, 2000. Operating cash flow (defined as net income before taxes, adding back equity in loss of First Permian and depreciation, depletion and amortization) increased $1,180,357, or 58%, to $3,203,589 for the three months ended June 30, 2001 compared with $2,023,232 for the three months ended June 30, 2000. The increase in net income and operating cash flow resulted from a 50% increase in oil and gas revenues, a 19% increase in the average sales price we received per EBO, a 26% increase in production volumes and a 45% decrease in net interest expense. These factors were partially offset by a 69% increase in production costs and a 37% increase in DD&A expenses. RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001: Oil and Gas Revenues. Oil and gas revenues increased $6,108,060, or 102%, to $12,079,265 for the six months ended June 30, 2001, from $5,971,205 for the same period of 2000. The increase was primarily the result of a 47% increase in the average sales price per EBO and a 38% increase in production. We received $30.34 per EBO in the six months ended June 30, 2001 compared with $20.69 per EBO for the same period of 2000. Production Costs. Production costs increased $934,208 or 76%, to $2,166,593 during the first six months of 2001, compared with $1,232,385 for the same period of 2000. Average production costs per EBO increased 27%, to $5.44, for the first six months in 2001 compared to $4.27 for the same period in 2000, primarily a result of increased production taxes associated with higher oil and gas revenues and a 38% increase in oil and gas production. General and Administrative Expenses. General and administrative expenses increased by $144,129, or 31%, to $602,089 for the first six months of 2001, from $457,960 for the same period of 2000. The increase was primarily due to an increase in audit, legal, public reporting, reservoir engineering and payroll related expenses. General and administrative expenses were $1.51 per EBO in the first six months of 2001 compared to $1.59 per EBO in the first six months of 2000. The decrease per EBO is a result of higher production volumes in the first six months of 2001 when compared with the same six-month period of the prior year. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category. Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $1,012,956, or 44%, to $3,295,567 for the first six months of 2001 compared with $2,282,611 for the same period of 2000. As a percentage of revenues, 17 the DD&A decreased to 27% when compared to 38% for the prior year six months, a result of an increase in the average sales price per EBO we received in the first six months of 2001. The DD&A rate per EBO increased to $8.28 for the first six months of 2001 compared with $7.91 per EBO for the first six months of 2000. The increase in the DD&A rate per EBO is attributable to a decrease in proved reserves as of fiscal year-end 2000. Historically, we have reviewed our estimates of proven reserve quantities on an annual basis. However, due to the recent volatility of oil and gas prices, we conduct internal reviews of our estimated proven reserves on a more frequent basis and make necessary adjustments to our DD&A rate accordingly. We believe periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments. Equity in Earnings (Loss) of First Permian, LLC. Our share of the operating results of First Permian resulted in a noncash charge of $496,083 for the six months ended June 30, 2000, which reflects our pro rata share of First Permian's loss for the six months ended June 30, 2000. First Permian recorded a loss for the six-month period primarily as a result of a noncash charge of $960,825 associated with the restructuring of its debt during the second quarter ended June 30, 2000, which was booked as a nonrecurring extraordinary item. Also contributing to First Permian's loss were oil hedge payments totaling $6,125,064 for the six months ended June 30, 2000. At December 31, 2000, we had recorded cumulative losses of $366,765 in our investment liability in First Permian, LLC because we had guaranteed $10,000,000 of the debt of First Permian, LLC. We were released from this guaranty on October 25, 2000 and have discontinued the equity method of accounting for our share of losses in First Permian from that date. At June 30, 2001, we did not record our share of losses associated with our 30.675% interest in First Permian, LLC. For the six months ended June 30, 2001, First Permian, L.L.C. incurred a net loss of $280,327, which includes $6,748,457 loss primarily associated with its oil hedge. Net Interest Expense. Net interest expense decreased $268,779, or 41%, to $391,723 for the six months ended June 30, 2001 compared with $660,502 for the same period of 2000; due principally to decreased bank borrowings. Income Tax Expense. For the six months ended June 30, 2001 we recorded a tax benefit of $309,499. For further discussion see Note 4. Net Income and Operating Cash Flow. We reported net income of $5,850,595 for the six months ended June 30, 2001 compared to $888,119 for the six months ended June 30, 2000. Operating cash flow (defined as net income before taxes, adding back equity in loss of First Permian and depreciation, depletion and amortization) increased $5,169,850, or 141%, to $8,836,663 for the six months ended June 30, 2001 compared to $3,666,813 for the six months ended June 30, 2000. The increase in net income and operating cash flow resulted from a 102% increase in oil and gas revenues due to a 38% increase in production volumes sold, a 47% increase in the average sales price per EBO and a 41% decrease in interest expense. These factors were partially offset by a 76% increase in production costs, a 31% increase in general and administrative costs, and a 44% increase in DD&A expense. LIQUIDITY AND CAPITAL RESOURCES Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the price of oil and natural gas. 18 Working capital increased $1,026,067 as of June 30, 2001 compared with December 31, 2000. Current assets exceeded current liabilities by $3,786,904 at June 30, 2001 compared with $2,760,837 at December 31, 2000. Working capital increased primarily due to an increase in cash offset by the decrease in accounts receivable. Current assets increased primarily as a result of an increase in production volumes and higher oil and gas prices. We incurred property costs of $5,933,076, for the six months ended June 30, 2001, primarily for our oil and gas property acquisition, development, and enhancement activities. Such costs were financed by the utilization of cash flows provided by operations. Based on our projected oil and gas revenues and related expenses, we believe that our internally generated cash flows will be sufficient to fund normal operations, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends. We continually review and consider alternative methods of financing. TRENDS AND PRICES Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and gas. Historically, we have not entered into transactions to hedge against changes in oil and gas prices, but we may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices. Our capital expenditure budget for 2001 is highly dependent on future oil and gas prices and will be consistent with internally generated cash flows. During fiscal year 2000 the average sales price we received for our oil was approximately $28.88 per barrel while the average sales prices we received for natural gas was approximately $4.38 per thousand cubic feet ("Mcf"). For the three months ended June 30, 2001, the average price we received for our oil production was approximately $26.50 per Bbl, while the average price received at that same date for our natural gas production was approximately $4.02 per Mcf. FORWARD-LOOKING STATEMENTS In addition to historical information contained herein, this Form 10-Q Report contains forward-looking statements subject to various risks and uncertainties that could cause the company's actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "expect," "intend," "anticipate, "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors that could cause or contribute to such differences could include, but are not limited to, those relating to the results of exploratory drilling activity, changes in oil and natural gas prices, operating risks, availability of drilling equipment, outstanding indebtedness, changes in interest rates, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, and the general condition of the economy and its effect on the securities market. While we believe our forward-looking statements are based upon reasonable assumptions, these are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by the company with the Securities and Exchange Commission. 19 SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. PARALLEL PETROLEUM CORPORATION BY: /s/ Thomas R. Cambridge Date: November 14, 2001 ----------------------------------- Thomas R. Cambridge Chairman of the Board of Directors and Chief Executive Officer Date: November 14, 2001 BY: /s/ Larry C. Oldham ------------------------------------ Larry C. Oldham, President and Principal Financial Officer