Form 10-Q
period 2001-09-30
PARALLEL PETROLEUM CORP /DE/
filed 2001-11-14
CIK 750561

 1 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q (Mark One) /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001 or / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to COMMISSION FILE NUMBER 0-13305 PARALLEL PETROLEUM CORPORATION (Exact name of registrant as specified in its charter) DELAWARE 75-1971716 (State of other jurisdiction of (I.R.S. Employer incorporation or organization) Identification Number) One Marienfeld Place, Suite 465, Midland, Texas 79701 (Address of principal executive offices) (Zip Code) (915) 684-3727 (Registrant's telephone number, including area code) NOT APPLICABLE (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 'X' No At November 6, 2000, there were 20,461,361 shares of the Registrant's Common Stock, $0.01 par value, outstanding. 2 INDEX PART I. - FINANCIAL INFORMATION Page No. ITEM 1. FINANCIAL STATEMENTS Reference is made to the succeeding pages for the following financial statements: - Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited) 3 - Unaudited Statements of Operations for the three months and nine months ended September 30, 2000 and 2001 5 - Unaudited Statements of Cash Flows for the nine months ended September 30, 2000 and 2001 6 - Notes to Financial Statements 7 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 12 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 20 PART II. - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS 21 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K 21 3 PARALLEL PETROLEUM CORPORATION BALANCE SHEETS
                                                                                                          (unaudited)
                                                                                     December 31,         September 30,
                                                                                        2000*                2001
                                                                                   ---------------      ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $   2,000,826        $  3,512,695
  Accounts receivable:
    Oil and gas                                                                           4,057,527           2,144,079
    Others, net of allowance for doubtful account of $51,136 in
      2000 and 2001                                                                         319,818             226,797
  Affiliate                                                                                  19,569              13,963
                                                                                     --------------       --------------
                                                                                         4,396,914            2,384,839
  Other assets                                                                              27,166              226,497
  Deferred income taxes                                                                          -              603,820
                                                                                     -------------        -------------
         Total current assets                                                            6,424,906            6,727,851
                                                                                     -------------        -------------
Property and equipment, at cost:
  Oil and gas properties, full cost method                                              72,316,384           81,284,876
  Other                                                                                    372,765              559,278
                                                                                     -------------        -------------
                                                                                        72,689,149           81,844,154
  Less accumulated depreciation and depletion                                          (32,742,060)         (39,742,006)
                                                                                     -------------        -------------

        Net property and equipment                                                      39,947,089           42,102,148
                                                                                     -------------        -------------

Investment in First Permian, LLC                                                                -               75,267
Other assets, net of accumulated amortization of $114,971 in
2000 and $75,512 in 2001                                                                   84,442              308,366
                                                                                       -----------        -------------
                                                                                     $ 46,456,437         $ 49,213,632
                                                                                     =============        =============
4 PARALLEL PETROLEUM CORPORATION BALANCE SHEETS (Continued)
                                                                                        December 31,      September 30,
                                                                                           2000*              2001
                                                                                      --------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                 $     803,531      $   1,283,000
  Investment liability in First Permian (Note 6)                                             366,765                  -
  Accounts payable and accrued liabilities:
    Trade                                                                                  2,443,773          2,948,854
    Affiliate                                                                                      -              6,392
  Income taxes payable (Note 4)                                                               50,000                  -
                                                                                       -------------      -------------
                                                                                           3,664,069          4,238,246
                                                                                       -------------      -------------

Long-term debt, excluding current maturities (Note 2)                                     11,624,000          8,717,000

Stockholders' equity:
  Series A preferred stock -- par value $.10 per share (aggregate liquidation
    preference of $26) authorized 50,000 shares, no shares issued and outstanding                  -                  -
  Preferred stock -- $.60 cumulative convertible preferred stock -- par value of $.10 per share (aggregate liquidation preference of $10) authorized
    10,000,000 shares, issued and outstanding 974,500 in 2000 and 2001                        97,450             97,450
  Common stock -- par value $.01 per share, authorized 60,000,000 shares,
    issued and outstanding 20,331,858 in 2000 and 20,461,361 in 2001                         203,319            204,613
  Additional paid-in capital                                                              34,238,078         33,968,032
  Retained earnings (deficit)                                                             (3,370,479)         1,988,291
                                                                                       -------------      -------------
Total stockholders' equity                                                                31,168,368         36,258,386

Commitments and contingencies (Note 9)
                                                                                       -------------      -------------
                                                                                       $  46,456,437      $  49,213,632
                                                                                       =============      =============
balance sheet as of December 31, 2000 has been derived from Parallel’s audited financial statements. See accompanying notes to Financial Statements. 5 PARALLEL PETROLEUM CORPORATION STATEMENTS OF OPERATIONS (Unaudited)
                                                        ---------------------------------- ----------------------------------
                                                              2000              2001           2000              2001
                                                          ------------     ------------    -------------     -------------
Oil and gas revenues                                      $ 4,162,667      $ 3,811,963     $ 10,133,872      $ 15,891,228
                                                          ------------     ------------    -------------     -------------
Cost and expenses:
  Lease operating expense                                     738,929          856,472        1,971,315         3,023,065
  General and administrative                                  182,250          363,758          640,209           965,847
  Depreciation, depletion and amortization                  1,299,187        1,527,252        3,581,798         4,822,819
  Impairment of oil and gas properties                              -        2,177,128                -         2,177,128
                                                          -----------      -----------     ------------      ------------
                                                            2,220,366        4,924,610        6,193,322        10,988,859
                                                          -----------      -----------     ------------      ------------
Operating income (loss)                                     1,942,301       (1,112,647)       3,940,550         4,902,369
                                                          -----------      -----------     ------------      ------------
Other income (expense), net:
  Equity in earnings (loss) of First Permian, LLC              (4,493)         442,032         (500,576)          442,032
  Interest income                                              62,779           31,803           94,024           114,591
  Other income                                                 38,522           19,140           86,959            69,553
  Interest expense                                           (337,519)        (167,064)      (1,029,266)         (641,575)
  Other expense                                                (2,891)             590           (4,872)         (132,020)
                                                          -----------      -----------     ------------      ------------
    Total other income (expense), net                        (243,602)         326,501       (1,353,731)         (147,419)
                                                          -----------      -----------     ------------      ------------
Income (loss) before income taxes                           1,698,699         (786,146)       2,586,819         4,754,950
Income tax benefit, net                                             -         (294,321)               -          (603,820)
                                                          -----------      -----------     ------------      ------------
    Net income (loss)                                     $ 1,698,699       $ (491,825)    $  2,586,819      $  5,358,770
                                                          ===========      ===========     ============      ============
Cumulative preferred stock dividend                       $   146,174       $  170,537     $    462,887      $    462,887
                                                          ===========      ===========     ============      ============
    Net income (loss) available to common stockholders    $ 1,552,525       $ (662,362)    $  2,123,932      $  4,895,883
                                                          ===========      ===========     ============      ============
Net income per common share:
  Basic                                                       $ 0.075         $ (0.030)         $ 0.105           $ 0.242
                                                          ===========      ===========     ============      ============
  Diluted                                                     $ 0.072         $ (0.030)         $ 0.103           $ 0.226
                                                          ===========      ===========     ============      ============
Weighted average common share outstanding
  Diluted                                                  23,511,753       20,453,902       20,635,568        23,722,688
                                                          ===========      ===========     ============      ============
The accompany notes are an integral part of these financial statements. 6 PARALLEL PETROLEUM CORPORATION STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                            Nine Months Ended September 30
                                                                                 ----------------------------------------------
                                                                                            2000                 2001
                                                                                    ------------------- ---------------------
Cash flows from operating activities:
  Net income                                                                            $ 2,586,819           $ 5,358,770

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and depletion                                                             3,581,798             4,822,819
    Impairment of oil and gas properties                                                           -             2,177,128
    Equity in loss (income) from investments in First Permian, LLC                           500,576              (442,032)
    Deferred income taxes                                                                          -              (603,820)
    Other, net                                                                                  (163)             (223,924)
    Changes in assets and liabilties:
    Decrease (increase) in accounts receivables                                             (773,839)            2,012,075
    Decrease (increase) in prepaid expenses and other                                         28,507              (199,331)
    Increase in accounts payable and accrued liabilities                                     932,824               461,472
                                                                                        ------------          ------------
    Net cash provided by operating activities                                              6,856,522            13,363,157
                                                                                        ------------          ------------
Cash flows from investing activities:
  Additions to property and equipment                                                     (4,797,991)          (10,627,368)
  Proceeds from disposition of property and equipment                                      3,002,155             1,472,363
  Distribution from First Permian, LLC                                                        67,500                     -
                                                                                        ------------          ------------
    Net cash used in investing activities                                                 (1,728,336)           (9,155,005)
                                                                                        ------------          ------------

Cash flows from financing activities:
  Payments on bank line of credit                                                         (2,865,889)           (2,427,531)
  Proceeds from exercise of options and warrants                                                   -               145,410
  Payment of preferred stock dividend                                                       (462,887)             (414,162)
                                                                                        ------------          ------------
    Net cash used in financing activities                                                 (3,328,776)           (2,696,283)
                                                                                        ------------          ------------
Net increase in cash and cash equivalents                                                  1,799,410             1,511,869

Beginning cash and cash equivalents                                                        1,276,417             2,000,826
                                                                                        ------------          ------------
Ending cash and cash equivalents                                                        $  3,075,827          $  3,512,695
                                                                                        ============          ============
Non-cash financing activities:
  Accrued preferred stock dividend                                                      $    170,537          $    170,537
                                                                                        ============          ============
  Transfer of assets held for sale to oil and gas property                               $ 2,127,734                     -
                                                                                        ============          ============
The accompany notes are an integral part of these financials. 7 PARALLEL PETROLEUM CORPORATION NOTES TO FINANCIAL STATEMENTS NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation The financial information included herein, except the balance sheet as of December 31, 2000, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in Parallel's 2000 Form 10-K. We account for our 30.675% interest in First Permian using the equity method of accounting. Under the equity method of accounting, we record our investment in First Permian at cost on the balance sheet. This is increased or reduced by our proportionate share of First Permian's income or loss, which is presented as one amount in the statements of operations. NOTE 2. LONG TERM DEBT Long-term debt consists of the following at September 30, 2001: Revolving Facility note payable to bank, at bank's base lending rate (6.0% at September 30, 2001) $10,000,000 Less: current maturities 1,283,000 ----------- $ 8,717,000 =========== Scheduled maturities of long-term debt at September 30, 2001 are as follows: September 30, 2002 $ 1,283,000 September 30, 2003 3,876,000 October 1,2003 4,841,000 ----------- $10,000,000 =========== Revolving Credit Facility. On December 18, 2000, we entered into a loan agreement with Bank United ("Revolving Facility"). Pursuant to the loan agreement, we may borrow up to the lesser of $30,000,000 or the "borrowing base" then in effect. The borrowing base at December 31, 2000 was $15,500,000 and at September 30, 2001, our borrowing base was $12,593,000. The borrowing base is reduced by a monthly commitment reduction of $323,000 beginning January 1, 2001. The total outstanding principal amount of our bank indebtedness was $12,427,531 at December 31, 2000 and $10,000,000 at September 30, 2001. 8 The borrowing base and monthly commitment reduction are subject to redetermination semi-annually, on or about May 1 and November 1 of each year, beginning May 1, 2001. The bank is currently reviewing our borrowing base. The lender may require a redetermination of the borrowing base and monthly automatic borrowing base reduction at any time in its sole discretion. Indebtedness under the Revolving Facility matures October 1, 2003. The loan is secured by substantially all of our oil and gas properties. Commitment fees of .25% per annum on the difference between the revolving commitment and the average daily amount are due quarterly. The unpaid principal balance for the Revolving Facility bears interest at our election at a rate equal to (i) the bank's base lending rate, or (ii) the applicable adjusted eurodollar rate plus a margin of 2.75% during the related eurodollar interest period. Interest is due and payable on the day which the related eurodollar interest period ends. The Revolving Facility contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) restrictions on payment of dividends on our common stock. NOTE 3. PREFERRED STOCK We have outstanding 974,500 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. We may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends. NOTE 4. INCOME TAX BENEFIT It is the opinion of management that it is more likely than not that we will utilize all the available net operating loss carryforwards prior to their ultimate expiration. As such, the valuation allowance of $2,062,954, established as of December 31, 2000, was reversed in the first quarter. The income tax benefit of $603,820 reflected in the statement of operations is a result of the reversal of our $2,062,954 valuation allowance, net of $1,646,618 income tax expense, and $245,000 of excess statutory depletion. NOTE 5. FULL COST CEILING TEST We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less related deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices increased sufficiently such that an excess above the ceiling would not have existed if the increased prices were used in the calculations. As a result of a ceiling test calculation for the quarter ending September 30, 2001, net of related deferred tax liability, we recognized a non-cash impairment charge of approximately $2,177,000 related to its oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of significantly lower oil and natural gas prices on proved oil and gas properties. 9 NOTE 6. INVESTMENT IN FIRST PERMIAN, L.L.C. At December 31, 2000, we had recorded cumulative losses of $366,765 in our investment liability in First Permian because we had guaranteed $10,000,000 of the debt of First Permian, L.L.C. We were released from this guaranty on October 25, 2000 and had discontinued the equity method of accounting for our share of losses in First Permian from that date. First Permian generated net income of $2,895,036 during the three months ended September 30, 2001. Therefore, we have resumed the application of the equity method of accounting. Our share of First Permian's net income of $888,000 exceeded the share of net losses not recognized during the period the equity method was suspended by $442,032. The following is summarized financial information for First Permian, L.L.C.:
                                                    Three Months Ended              Nine Months Ended
                                                       September 30                   September 30
                                         --------------------------------- ------------------------------
                                               2000               2001          2000            2001
                                         ------------         ------------ --------------  --------------
Total Revenues                           $  5,558,000         $10,176,000    $14,848,000     $24,039,000
Total Costs and Expenses                    3,765,000           5,184,000      9,855,000      14,069,000
                                         ------------ -       ------------   -----------     -----------
Operating Income                            1,793,000           4,992,000      4,993,000       9,970,000
Other Income and Expense, net              (1,505,000)         (1,760,000)    (5,222,000)     (7,018,000)
                                         ------------         -----------    -----------     -----------
Net Income                                    288,000           3,232,000       (229,000)      2,952,000
Extraordinary Loss from
  Debt Restructuring
                                                    -                   -        961,000               -
                                        -------------        ------------    -----------     -----------
Net Income before Preferred Dividends         288,000           3,232,000     (1,190,000)      2,952,000
   Preferred Dividends
                                              304,000             337,000        405,000         979,000
                                        -------------         -----------    -----------     -----------
Net Income Available to Common Units    $     (16,000)        $ 2,895,000    $(1,595,000)    $ 1,973,000
                                        =============         ===========    ===========     ===========
Commodity Hedges. First Permian uses various swap contracts and other financial instruments to hedge the effect of prices changes on future oil production. The following table sets forth First Permian's outstanding oil hedge contracts at September 30, 2001:
Type          Volume/Month           Term            Price             Commodity
----          ------------           ----            -----             ---------

Collar        40,000 barrels     7/01 - 12/02    $18.00-$28.75         WTI NYMEX

Collar        40,000 barrels     7/01 - 12/02    $19.00-$24.80         WTI NYMEX
At June 30, 2001, a crude oil swap for 91,000 barrels per month from January 1, 2001 thru June 30, 2001 expired. The swap price was $17.70 per barrel. Interest Rate Swap Agreements. These instruments are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At September 30, 2001, First Permian was party to one interest rate swap agreement to provide it with a fixed interest rate of 6.52% on $40,000,000 of its revolving line of credit through July 1, 2002. Pursuant to FAS 133, First Permian recorded a net transition adjustment loss of $6,105,108 in accumulated other comprehensive income on January 1, 2001. First Permian did not elect to apply hedge 10 accounting in accordance with FAS 133 but elected to mark-to-market their liability each quarter. On June 30, 2001 First Permian's crude oil swap of 91,000 barrels expired resulting in a decrease in First Permian 's net loss due to hedging activity to $647,502 for the three months ended September 30, 2001. This is compared to the hedging losses recorded in the second quarter ended June 30, 2001 and first quarter ended March 31, 2001 of $1,875,770 and $4,872,687 respectively. First Permian's net loss, due to hedging activity, for the nine months ended September 30, 2001 is $7,395,959. NOTE 7. NET INCOME PER COMMON SHARE Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed conversion of all potentially dilutive securities.
                                                Three Months Ended             Nine Months Ended
                                                  September 30,                   September 30,
                                          ------------------------------- ----------------------------
                                                 2000            2001           2000           2001
                                          ---------------- -------------- -------------  -------------
Basic EPS Computation:
  Numerator-
    Net income                                 $ 1,698,699     $ (491,825)  $ 2,586,819    $ 5,358,770
    Preferred stock dividend                      (170,537)      (121,812)     (462,887)      (414,162)
                                          ---------------- -------------- -------------  -------------
    Net income available to common
      stockholders                             $ 1,528,162     $ (613,637)  $ 2,123,932    $ 4,944,608
                                          ================ ============== =============  =============
  Denominator-
  Weighted average common shares
    outstanding                                 20,331,858     20,453,902    20,331,858     20,436,461
                                          ================ ============== =============  =============
Basic earnings per share                           $ 0.075       $ (0.030)      $ 0.105        $ 0.242
                                          ================ ============== =============  =============

Diluted EPS Computation:
  Numerator-
    Net income                                 $ 1,698,699     $ (491,825)  $ 2,586,819    $ 5,358,770
    Preferred stock dividend                             -       (121,812)     (462,887)             -
                                          ---------------- -------------- -------------  -------------
    Net income available to common
      stockholders                             $ 1,698,699     $ (613,637)  $ 2,123,932    $ 5,358,770
                                          ================ ============== =============  =============
  Denominator-
  Weighted average common shares
    outstanding                                 20,331,858     20,453,902    20,331,858     20,436,461
  Employee stock options                           393,359              -       303,710        500,559
  Warrants                                           2,292              -             -          1,424
  Preferred stock                                2,784,244              -             -      2,784,244
                                          ---------------- -------------- -------------  -------------
                                                23,511,753     20,453,902    20,635,568     23,722,688
                                          ================ ============== =============  =============
Diluted earnings per share                         $ 0.072       $ (0.030)      $ 0.103        $ 0.226
                                          ================ ============== =============  =============
Convertible preferred stock equivalent shares for the three-month and nine month periods ended September 30, 2001 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. 11 NOTE 8: RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS In September 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS No. 133"), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge and establishes standards for reporting changes in the fair value of a derivative. We adopted FAS No. 133, as amended by FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, effective January 1, 2001. After assessing our contracts, we are not aware of any freestanding or embedded derivative instruments that would need to be accounted for in accordance with FAS No. 133 as of January 1, 2001 or during the period ending September 30, 2001. In July 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchased method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of September 30, 2001 there is no impact to the Company's financial statements as we have not entered into any business combination and have not acquired goodwill. Also, the FASB had voted to issue Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after September 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements. On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing the impact to its financial statements. NOTE 9. LEGAL PROCEEDINGS At September 30, 2001, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. 12 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion and analysis should be read in conjunction with our Financial Statements and the related notes. OVERVIEW Strategy Our primary objectives are to build oil and gas reserves, production, cash flow and earnings per share by exploring for new oil and gas reserves, acquiring oil and gas properties and optimizing production from existing oil and gas properties. Management seeks to achieve these objectives by: . using advanced technologies to conduct exploratory and development activities; . acquiring producing properties we believe add incremental value to our asset base; . keeping debt levels low; . concentrating activities in core areas to achieve economies of scale; and . emphasizing cost controls. Following this strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and in the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas. Additionally, we have acquired oil and gas producing properties in the Permian Basin of west Texas. Capital utilized to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flow from operations. Investment in First Permian. In June 1999, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian, which entered into a cash merger with a wholly owned subsidiary of Fina Oil and Chemical Company. The primary assets acquired by First Permian in the merger are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million. First Permian is owned by Parallel and other privately held oil and gas companies and individuals. As of September 30, 2001, Parallel owned a 30.675% common membership interest in First Permian. We account for our interest in First Permian using the equity method of accounting, under this accounting method, our investment is increased or decreased by our proportionate share of First Permian's net income or loss. See Note 6 to our financial statements for more discussion about the continuance of the equity method of accounting for our investment. The purchase was financed, in part, with the proceeds of a $110.0 million revolving credit facility provided by Bank One, Texas, N.A. to First Permian. The principal amount of the initial loan was $74.0 million. First Permian also borrowed $8.0 million from Tejon Exploration Company and $8.0 million from Mansefeldt Investment Corporation to help finance the purchase. Operating Performance. Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas and production. The world price for oil has overall influence on the prices we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users and proximity of our wells to major transportation pipeline infrastructure and, to a lesser extent, world oil prices. Additional factors influencing our operating performance include production expenses, overhead requirements, and cost of capital. 13 Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included: . cash flow from operations, . sales of our equity securities, and . bank borrowings. For the three months ended September 30, 2001, the average sales price we received for our crude oil production averaged $23.91 per barrel compared with $26.50 per barrel for the three months ended June 30, 2001 and $27.81 per barrel for the three months ended March 31, 2001. The average sales price we received for natural gas during this same period was $4.02 per Mcf compared with $4.02 per Mcf for the three months ended June 30, 2001 and $6.25 per Mcf for the three months ended March 31, 2001. For the three months ended September 30, 2000, the average sales price we received for our crude oil averaged $29.53 and for our natural gas averaged $3.97 per Mcf. Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 5 to Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless the disposition involves a material change in reserves, in which case the gain or loss is recognized. Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. Our production and results of operations vary from quarter to quarter. We expect 2001 production volumes to increase when compared to our production volumes in the prior year as a result of increased drilling activities. RESULTS OF OPERATIONS Our business activities are characterized by frequent, and sometimes significant, changes in our: . sources of production; . product mix (oil vs. gas volumes); and . the prices we receive for our oil and gas production. Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not accurately describe our condition. The following table compares the results of operations on the basis of equivalent barrels of oil ("EBO") for the period indicated. An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil. 14
                                                     Three Months Ended         Three Months Ended
                                                ------------------------------  ------------------
                                                 3-31-01   6-30-01    9-30-01     9-30-00  9-30-01
                                                -------- - -------- ----------  ------------------
Production and prices:
  Oil (Bbls)                                      34,914    39,098     36,211    42,317    36,211
  Natural gas (Mcf)                            1,009,532   934,951    732,604   733,621   732,604
  Equivalent barrels of oil (EBO)                203,169   194,923    158,312   164,587   158,312

  Oil price (per Bbl)                            $ 27.81   $ 26.50    $ 23.91   $ 29.53   $ 23.91
  Gas price (per Mcf)                            $  6.25   $  4.02    $  4.02   $  3.97   $  4.02
  Price per EBO                                  $ 35.87   $ 24.58    $ 24.08   $ 25.29   $ 24.08

Results of operations per EBO:
Oil and gas revenues                             $ 35.87   $ 24.58    $ 24.08   $ 25.29   $ 24.08
Costs and expenses:
  Lease operating expense                           5.51      5.37       5.41      4.49      5.41
  General and administrative                        1.47      1.56       2.30      1.11      2.30
  Depreciation and depletion                        8.26      8.30       9.65      7.89      9.65
  Impairment of oil and gas properties                 -        -       13.75               13.75
                                                 -------   -------   --------   -------   -------
    Total costs and expense                        15.24     15.23      31.11     13.49     31.11
                                                 -------   -------   --------   -------   -------
Operating income (loss)                            20.63      9.35      (7.03)    11.80     (7.03)
                                                 -------   -------   --------   -------   -------
Interest expense, net                              (1.02)    (0.94)     (0.85)    (1.67)    (0.85)
Other income, net                                  (0.15)    (0.27)      0.12      0.22      0.12
                                                 -------   -------   --------   -------   -------
                                                   (1.17)    (1.21)     (0.73)    (1.45)    (0.73)
Equity in earnings (loss) of First Permian, LLC        -      2.79      (0.03)     2.79
                                                 -------   -------   --------   -------   -------
    Pretax income (loss) per EBO                   19.46      8.14      (4.97)    10.32     (4.97)
Income tax expense (benefit)                       (3.35)     1.90      (1.86)        -     (1.86)
                                                 -------   -------   --------   -------   -------
    Net income (loss) per EBO                    $ 22.81   $  6.24   $  (3.11)  $ 10.32   $ (3.11)
                                                 =======   =======   ========   =======   =======
Net operating cash flow before
  working capital adjustments                    $ 27.72   $ 16.44   $  15.64   $ 18.24   $ 15.64
                                                 =======   =======   ========   =======   =======
15
                                                     Nine Months Ended
                                               ------------------------------
                                                9-30-99   9-30-00    9-30-01
                                               --------- --------- ----------
Production and prices:
  Oil (Bbls)                                     122,518    126,353    110,222
  Natural gas (Mcf)                            2,092,750  1,961,164  2,677,087
  Equivalent barrels of oil (EBO)                471,310    453,214    556,403

  Oil price (per Bbl)                            $ 15.09    $ 27.80    $ 26.07
  Gas price (per Mcf)                            $  2.10    $  3.37    $  4.86
  Price per EBO                                  $ 13.25    $ 22.36    $ 28.56

Results of operations per EBO:
Oil and gas revenues                             $ 13.25    $ 22.36    $ 28.56
Costs and expenses:
  Lease operating expense                        3.53          4.35       5.43
  General and administrative                     1.36          1.41       1.74
  Depreciation and depletion                     6.96          7.90       8.67
  Impairment of oil and gas properties              -             -       3.91
                                             --------       -------    -------
     Total costs and expense                    11.85         13.66      19.75
                                             --------       -------    -------
Operating income                                 1.40          8.70       8.81
                                             --------       -------    -------
Interest expense, net                           (2.35)        (2.06)     (0.95)
Other income, net                                0.03          0.18      (0.11)
                                             --------       -------    -------
                                                (2.32)        (1.88)     (1.06)
Equity in earnings (loss) of First Permian, LLC  0.38         (1.10)      0.79
                                             --------       -------    -------
     Pretax income (loss) per EBO               (0.54)         5.72       8.54
Income tax benefit                                  -             -      (1.09)
                                             --------       -------    -------
     Net income (loss) per EBO               $  (0.54)      $  5.72    $  9.63
                                             ========       =======    =======
Net operating cash flow before
  working capital adjustments                $   6.04       $ 14.72    $ 20.33
                                             ========       =======    =======
16 The following table shows for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.
                                                            Three Months Ended              Nine Months Ended
                                                    ------------------------------------ -------------------------
                                                      3-31-01     6-30-01     9-30-01      9-30-00      9-30-01
                                                    ------------ ----------- ----------- ------------ ------------
Oil and gas revenues                                      100.0       100.0       100.0        100.0        100.0
Costs and expenses:
  Lease operating expense                                  15.4        21.9        22.5         19.5         19.0
  General and administrative                                4.1         6.3         9.5          6.3          6.1
  Depreciation and depletion                               23.0        33.8        40.1         35.3         30.4
  Impairment of oil and gas properties                        -           -        57.1            -         13.7
                                                          -----       -----       -----        -----        -----
     Total costs and expenses                              42.5        62.0       129.2         61.1         69.2
                                                          -----       -----       -----        -----        -----
Operating income                                           57.5        38.0       (29.2)        38.9         30.8
                                                          -----       -----       -----        -----        -----
Interest expense, net                                      (2.9)       (3.8)       (3.5)        (9.2)        (3.3)
Other income (loss), net                                   (0.4)       (1.1)        0.5          0.8         (0.4)
                                                          -----       -----       -----        -----        -----
                                                           (3.3)       (4.9)       (3.0)        (8.4)        (3.7)
Equity in earnings (loss) of First Permian, LLC               -           -        11.6         (4.9)         2.8
                                                          -----       -----       -----        -----        -----
                                                           (3.3)       (4.9)        8.6        (13.3)        (0.9)
                                                          -----       -----       -----        -----        -----
     Pretax income (loss)                                  54.2        33.1       (20.6)        25.6         29.9

Income tax expense (benefit)                               (9.4)        7.7        (7.7)           -         (3.8)
                                                          -----       -----       -----        -----        -----
     Net income (loss)                                     63.6        25.4       (12.9)        25.6         33.7
                                                          =====       =====       =====        =====        =====
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001: Oil and Gas Revenues. Oil and gas revenues decreased, $350,704 or 8%, to $3,811,963 for the three months ended September 30, 2001, from $4,162,667 for the same period of 2000. The decrease was primarily the result of a 4% decrease in oil and gas production and a 5% decrease in the average sales price per EBO. We received $24.08 per EBO in the three months ended September 30, 2001 compared with $25.29 per EBO for the same period of 2000. Production Costs. Production costs increased $117,543 or 16%, to $856,472 during the three months ended September 30, 2001, compared with $738,929 for the same period of 2000. The increase was primarily attributable to higher lease operating costs. Average production costs per EBO increased 20% to $5.41 for the three months ended September 30, 2001 compared with $4.49 for the same period in 2000. General and Administrative Expenses. General and administrative expenses increased by $181,508, or 100%, to $363,758 for the three months ended September 30, 2001 from $182,250 for the same period of 2000. The increase was primarily due to higher legal and public reporting costs, franchise taxes and increased staffing requirements. General and administrative expenses were $2.30 per EBO for the three months ended September 30, 2001, compared to $1.11 per EBO for the same period of 2000. 17 Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $228,065, or 18%, to $1,527,252 for the three months ended September 30, 2001 compared with $1,299,187 for the same period of 2000 primarily because of a 4% decrease in production volumes. As a percentage of revenues, DD&A increased to 51% compared to 31% last year, a result of a decrease in the average sales price per EBO we received in the third quarter of 2001. The DD&A rate per EBO increased to $9.65 for the third quarter of 2001 compared with $7.89 per EBO for the third quarter of 2000. The increase in the DD&A rate per EBO, when compared with the same quarter a year ago, is attributable to an increase in net depletable property basis and a decrease in reserves as of fiscal year-end 2000. Historically, we have reviewed our estimates of proven reserve quantities on an annual basis. However, due to the potential volatility of oil and gas prices, we conduct internal reviews of our estimated proven reserves on a more frequent basis and make necessary adjustments to our DD&A rate accordingly. We believe periodic reviews and adjustments, if necessary, will result in a more accurate reflection of the DD&A rate during the year and minimize possible year-end adjustments. As a result of a ceiling test calculation for the quarter ending September 30, 2001, net of related deferred tax liability, we recognized a non-cash impairment charge of $2,177,128 related to its oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of significantly lower oil and natural gas prices on proved oil and gas properties. Equity in Earnings (Loss) of First Permian, L.L.C. At December 31, 2000, we had recorded cumulative losses of $366,765 in our investment liability in First Permian, L.L.C. because we had guaranteed $10,000,000 of the debt of First Permian, L.L.C. We were released from this guaranty on October 25, 2000 and discontinued the equity method of accounting for our share of net income associated with our 30.675% interest in First Permian, L.L.C.. For the three months ended September 30, 2001, First Permian had net income of $2,895,036. Therefore, we have resumed the application of the equity method of accounting. Our share of the net income for the three months ended September 30, 2001 of $888,000 exceeded the share of net losses not recognized during the period the equity method was suspended by $442,032. Net Interest Expense. Interest expense decreased $139,479, or 51%, to $135,261 for the three months ended September 30, 2001 compared with $274,740 for the same period of 2000 due principally to decreased bank borrowings and a decrease in the bank's prime rate. Income Tax Benefit. Our effective tax rate for the three months ended September 30, 2001 is 37%. For further discussion see Note 4. Net Income and Operating Cash Flow. We reported a net loss of $662,362 for the three months ended September 30, 2001 compared with net income of $1,552,525 for the three months ended September 30, 2000. Operating cash flow (defined as net income before taxes, adjusted for equity in loss or gain of First Permian, impairment of oil and gas properties and depreciation, depletion and amortization) decreased $526,177 or 18%, to $2,476,202 for the three months ended September 30, 2001 compared with $3,002,379 for the three months ended September 30, 2000. The decrease in net income and operating cash flow resulted from a 8% decrease in oil and gas revenues, a 5% decrease in the average sales price we received per EBO, a 4% decrease in production volumes and a 16% increase in production costs offset by a 51% decrease in net interest expense. 18 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001: Oil and Gas Revenues. Oil and gas revenues increased $5,757,356, or 57%, to $15,891,228 for the nine months ended September 30, 2001, from $10,133,872 for the same period of 2000. The increase was primarily the result of a 28% increase in the average sales price per EBO and a 23% increase in production. We received $28.56 per EBO in the nine months ended September 30, 2001 compared with $22.36 per EBO for the same period of 2000. Production Costs. Production costs increased $1,051,750 or 53%, to $3,023,065 during the first nine months of 2001, compared with $1,971,315 for the same period of 2000. Average production costs per EBO increased 25%, to $5.43, for the first nine months in 2001 compared to $4.35 for the same period in 2000, primarily a result of increased severance taxes due to a 28% increase in the average sale price per EBO and a 23% increase in production volumes. General and Administrative Expenses. General and administrative expenses increased by $325,638, or 51%, to $965,847 for the first nine months of 2001, from $640,209 for the same period of 2000. The increase was primarily due to an increase in audit, legal, public reporting, reservoir engineering and payroll related expenses. General and administrative expenses were $1.74 per EBO in the first nine months of 2001 compared to $1.41 per EBO in the first nine months of 2000. Future general and administrative costs are expected to remain fairly stable with no material increases expected in any particular category. Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $1,241,021, or 35%, to $4,822,819 for the first nine months of 2001 compared with $3,581,798 for the same period of 2000. As a percentage of revenues, the DD&A decreased to 33% when compared to 35% for the prior year nine months, a result of an increase in the average sales price per EBO we received in the first nine months of 2001. The DD&A rate per EBO increased to $8.67 for the first nine months of 2001 compared with $7.90 per EBO for the first nine months of 2000. The increase in the DD&A rate per EBO is attributable to a decrease in proved reserves as of fiscal year-end 2000. Historically, we have reviewed our estimates of proven reserve quantities on an annual basis. However, due to the recent volatility of oil and gas prices, we conduct internal reviews of our estimated proven reserves on a more frequent basis and make necessary adjustments to our DD&A rate accordingly. We believe periodic reviews and adjustments, if necessary, will result in a more accurate reflection of its DD&A rate during the year and minimize possible year-end adjustments. As a result of a ceiling test calculation for the quarter ending September 30, 2001, net of related deferred tax liability, we recognized a non-cash impairment charge of $2,177,128 related to its oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of significantly lower oil and natural gas prices on proved oil and gas properties. Equity in Earnings (Loss) of First Permian, L.L.C. At December 31, 2000, we had recorded cumulative losses of $366,765 in our investment liability in First Permian, L.L.C. because we had guaranteed $10,000,000 of the debt of First Permian, L.L.C. We were released from this guaranty on October 25, 2000 and have discontinued the equity method of accounting for our share of losses in First Permian from that date. For the nine months ended September 30, 2001, First Permian, L.L.C. incurred a net income of $1,972,765, which includes the $922,271 loss for six months ending June 30, 2001 primarily associated with its oil hedge. Therefore, we have resumed the application of the equity method 19 of accounting. Our share of net income associated with our 30.675% interest in First Permian, L.L.C. of $888,000 exceeded the share of net losses not recognized during the period the equity method was suspended by $442,032. Net Interest Expense. Net interest expense decreased $408,258, or 44%, to $526,984 for the nine months ended September 30, 2001 compared with $935,242 for the same period of 2000; due principally to decreased bank borrowings. Income Tax Benefit. For the nine months ended September 30, 2001 we recorded a tax benefit of $603,820. For further discussion see Note 4. Net Income and Operating Cash Flow. We reported net income of $4,895,883 for the nine months ended September 30, 2001 compared to $2,123,932 for the nine months ended September 30, 2000. Operating cash flow (defined as net income before taxes, adjusted for equity in loss or gain of First Permian, Impairment of oil and gas properties and depreciation, depletion and amortization) increased $4,643,672 or 70%, to $11,312,865 for the nine months ended September 30, 2001 compared to $6,669,193 for the nine months ended September 30, 2000. The increase in net income and operating cash flow resulted from a 57% increase in oil and gas revenues due to a 23% increase in production volumes sold, a 28% increase in the average sales price per EBO and a 44% decrease in interest expense. LIQUIDITY AND CAPITAL RESOURCES Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce. Working capital decreased $271,232 as of September 30, 2001 compared with December 31, 2000. Current assets exceeded current liabilities by $2,489,605 at September 30, 2001 compared with $2,760,837 at December 31, 2000. Working capital decreased primarily due to an increase in trade payables and current maturities of long-term debt. We incurred net property costs of $9,155,005 for the nine months ended September 30, 2001, primarily for our oil and gas property acquisition, development, and enhancement activities. Such costs were financed by the utilization of cash flows provided by operations. Based on our projected oil and gas revenues and related expenses, we believe that our internally generated cash flows will be sufficient to fund normal operations, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends. We continually review and consider alternative methods of financing. TRENDS AND PRICES Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and gas. Historically, we have not entered into transactions to hedge against changes in oil and gas prices, but we may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices. Our capital expenditure budgets are highly dependent on future oil and gas prices and will be consistent with internally generated cash flows. 20 During fiscal year 2000 the average sales price we received for our oil was approximately $28.88 per barrel while the average sales prices we received for natural gas was approximately $4.38 per thousand cubic feet ("Mcf"). For the three months ended September 30, 2001, the average price we received for our oil production was approximately $23.91 per Bbl, while the average price received at that same date for our natural gas production was approximately $4.02 per Mcf. FORWARD-LOOKING STATEMENTS In addition to historical information contained herein, this Form 10-Q Report contains forward-looking statements subject to various risks and uncertainties that could cause the company's actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "expect," "intend," "anticipate, "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors that could cause or contribute to such differences could include, but are not limited to, those relating to the results of exploratory drilling activity, changes in oil and natural gas prices, operating risks, availability of drilling equipment, outstanding indebtedness, changes in interest rates, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, and the general condition of the economy and its effect on the securities market. While we believe our forward-looking statements are based upon reasonable assumptions, these are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by the company with the Securities and Exchange Commission. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK We do not trade in derivative financial instruments and do not have firmly committed sales transactions. We have not entered into hedging arrangements and do not have any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they also limit our ability to benefit from favorable market price changes. Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $17.91 per barrel to a monthly high of $27.92 per barrel during third quarter 2001. The natural gas prices we received during third quarter 2001 ranged from a monthly low of $2.24 per Mcf to a monthly high of $8.73 per Mcf. A significant decline in the prices of oil and natural gas could have a material adverse effect on our financial condition and results of operations. Our only financial instrument sensitive to changes in interest rates is bank debt. Our annual interest costs in 2001 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in September 2001. 21
                                  September     September      October                Fair
                                    2002           2003          2003       Total     Value
                                  ---------     ---------      -------     -----     ------
                                              (In 000's, except interest rates)

Variable rate debt:

     Revolving facility (secured)   $ 1,283     $ 3,876        $ 4,841      $10,000   $10,000

          Average interest rate        6.0%        6.0%           6.0%
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS At September 30, 2001, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits Exhibit No. Description of Exhibit 3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) 4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998.) 4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (Incorporated by reference to Exhibit 4.2 of Form 10-K for the fiscal year ended December 31, 2000.) 4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.3 of Form 10-K for the fiscal year ended December 31, 2000.) Executive Compensation Plans and Arrangements 22 (Exhibit No.'s 10.1 through 10.10): 10.1 1983 Incentive Stock Option Plan(Incorporated by reference to Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984,as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.) 10.2 1992 Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.) 10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.) 10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.) 10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan(Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.) 10.6 Non-Employee Directors Stock Option Plan(Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997). 10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) 10.8 2001 Non-Employee Directors Stock Option Plan (Incorporated by referance to Exhibit 10.8 of Form 10-Q of the Registrant for the second quarter ended June 30, 2001). *10.9 Parallel Petroleum Corporation Employee Stock Option Plan. *10.10 Form of Parallel Petroleum Corporation Change of Control Agreement, dated June 1, 2001, executed separately by the registrant and each of Thomas R. Cambridge, Chairman of the Board of Directors; Larry C. Oldham, Director and President; John S. Rutherford, Vice President of Land; and Eric A. Bayley, Vice President of Engineering. 10.11 Restated Loan Agreement dated December 27, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 1999.) 10.12 Loan Agreement dated December 18, 2000 between the Registrant and Bank United. (Incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 2000.) 23 10.13 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated June 30, 1999.) 10.14 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated June 30, 1999.) 10.15 Merger Agreement dated June 25, 1999. (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report dated June 30,1999.) 10.16 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report dated June 30, 1999.) 10.17 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.) 10.18 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 2000.) 10.19 Credit Agreement dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report dated June 30, 1999.) 10.20 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report dated June 30, 1999.) 10.21 Intercreditor Agreement, dated as of June 30, 1999, by and among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report dated June 30, 1999.) 10.22 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian,L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K report dated June 30, 1999.) 10.23 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian,L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K report dated June 30, 1999.) 10.24 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 2000.) --------------------- *Filed herewith. (2) Reports on Form 8-K No reports were filed on form 8-K during the quarter ended September 30, 2001. 24 SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. PARALLEL PETROLEUM CORPORATION BY: /s/ Thomas R. Cambridge Date: November 14, 2001 ----------------------------- Thomas R. Cambridge Chairman of the Board of Directors and Chief Executive Officer Date: November 14, 2001 BY: /s/ Larry C. Oldham ----------------------------- Larry C. Oldham, President and Principal Financial Officer