Form 10-K
period 2001-12-31
PARALLEL PETROLEUM CORP /DE/
filed 2002-04-01
CIK 750561

 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10 - K [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______. Commission File Number: 0 - 13305 Registrant's Telephone Number, Including Area Code: (915) 684-3727 Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value Common Stock Purchase Warrants Rights to Purchase Series A Preferred Stock (Title of Class) Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X____ No ____ Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 12, 2002 was approximately $73,091,624, based on the last sale price of the common stock on the same date. At March 1, 2002 there were 20,663,861 shares of common stock outstanding. FORM 10-K PARALLEL PETROLEUM CORPORATION TABLE OF CONTENTS

Item No. Page PART I Item 1. Business.............................................. 1 Item 2. Properties............................................ 22 Item 3. Legal Proceedings..................................... 25 Item 4. Submission of Matters to a Vote of Security Holders... 25 PART II Item 5. Market for Registrant's Common Equity and Related Stockholder Matters......................... 26 Item 6. Selected Financial Data............................... 27 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations....... 28 Item 7A. Quantitative and Qualitative Disclosures About Market Risk................................... 40 Item 8. Financial Statements and Supplementary Data........... 41 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................. 42 PART III Item 10. Directors and Executive Officers of the Registrant.... 42 Item 11. Executive Compensation................................ 45 Item 12. Security Ownership of Certain Beneficial Owners and Management...................................... 55 Item 13. Certain Relationships and Related Transactions........ 57 PART IV Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................... 59 (i) Cautionary Statement Regarding Forward Looking Statements Some statements contained in our Form 10-K report are "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology like "may," "will," "expect," "intend," "anticipate," "estimate," "continue," "present value," "future" or "reserves" or other variations or comparable terminology. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we can't give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to: . fluctuations in prices of oil and gas; . future capital requirements and availability of financing; . geological concentration of our reserves; . risks associated with the drilling of wells; . competition; . general economic conditions; . governmental regulations; . potential defaults in the payment of amounts owed to us by purchasers of our production and counterparties to our hedging contracts; and . risks of hedging activities. For these and other reasons, actual results may differ materially from those projected or implied. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements. Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks in other sections of this annual report and under the Risk Factors section beginning on page 18. (ii) PART I -------------------------------------------------------------------------------- ITEM 1. BUSINESS -------------------------------------------------------------------------------- About Our Company Parallel Petroleum Corporation is an independent oil and gas exploration and production company. Our primary business is oil and natural gas exploration, development and production, and the acquisition of producing oil and gas properties. These activities are concentrated in two core areas: . the onshore gulf coast area of south Texas; and . the Permian Basin of west Texas. Throughout this report, we refer to some terms that are commonly used and understood in the oil and gas industry. These terms are: Mcf, Bcf, Bbls and EBO. Mcf refers to the quantity of one thousand cubic feet of natural gas. Bcf means one billion cubic feet of natural gas. Bbls means barrels of oil or crude oil condensate. An EBO is an equivalent barrel of oil, or 6 Mcf of natural gas for one barrel of oil. As you read this report, it is important for you to understand our relationship with First Permian, L.L.C., a Delaware limited liability company. If you will turn to page 4, you will find information about First Permian and its acquisition of properties under the heading First Permian, L.L.C. Unless we state that the information about Parallel in this report includes Parallel's 30.675% membership interest in First Permian, you should keep in mind that references to Parallel, we, our or similar terminology exclude First Permian. On March 8, 2002, we announced that First Permian entered into an Agreement of Sale and Purchase with Energen Resources Corporation, a wholly owned subsidiary of Energen Corporation. Under terms of the agreement, First Permian will sell all of its oil and gas properties to Energen Resources for $120 million in cash and approximately $70 million in Energen common stock. Energen will issue 3,043,479 shares of its common stock to Parallel and the other owners of First Permian provided the average closing stock price for the 20 trading days ending on the third business day prior to close is between $18.40 and $27.60 per share. If the average price exceeds $27.60, the number of Energen shares issued will be reduced to $84 million divided by the average price. If the average price is below $18.40, the number of Energen shares issued will be increased to $56 million divided by the average price. As a 30.675% interest owner in First Permian, we expect our prorata share of the net proceeds to be approximately $29 million in cash and Energen stock and result in a substantial gain. The closing of the transaction is subject to Energen's satisfactory completion of its due diligence review and other customary terms and conditions. Closing is anticipated to occur in early April, with an effective date of January 1, 2002. Proved Reserves as of December 31, 2001 An independent engineering firm estimated our total proved reserves as of December 31, 2001. Our proved reserves were estimated to be .916 million Bbls of oil and 13.9 Bcf of natural gas. The present value of our pretax future net revenues, discounted at 10%, was approximately $17.1 million. Approximately 72% of our proved reserves are natural gas and approximately 64% are categorized as proved developed reserves. An independent engineering firm also estimated First Permian's total proved reserves as of December 31, 2001. First Permian's proved reserves were estimated to be 44.4 million Bbls of oil and 7.5 Bcf of natural gas. Based on our 30.675% interest in First Permian's oil and gas reserves, this represented 13.6 million Bbls of oil and 2.3 Bcf of natural gas attributable to our interest in First Permian. First Permian's properties complement our Permian Basin production and reserves. The First Permian properties are long-lived with low decline rates, which helps offset the higher decline rates of our reserve base in the Yegua/Frio/Wilcox gas trend in south Texas. At December 31, 2001, the reserve life of First Permian's properties was approximately 28.3 years. This compares with a reserve life of our existing proved reserves at December 31, 2001 of approximately 4.75 years. We calculate reserve life by dividing total estimated proved reserves by the prior 12 months production. During 2001, we participated in drilling 33 gross (7.91 net) exploratory wells. Of these wells, 18 gross (4.1 net) wells were productive, 13 gross (3.4 net) wells were dry holes and 2 gross (.41 net) wells were waiting on completion at March 6, 2002. Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1984. Our executive offices are located at 110 N. Marienfeld, Suite 465, Midland, Texas 79701. Our telephone number is (915) 684-3727. Strategy Our primary objectives are to build oil and gas reserves, production, cash flow and earnings by exploring for new oil and gas reserves, acquiring oil and gas properties and optimizing production from our existing oil and gas reserves. We seek to achieve these objectives by: . using advanced technologies to conduct exploratory and development activities; . acquiring producing properties we believe add incremental value to our asset base; . concentrating activities in core areas to achieve economics of scale; and . emphasizing cost controls. Following this strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and in the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas. Additionally, we have acquired oil and gas producing properties in the Permian Basin of west Texas. Capital used to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flow from operations. We try to maintain low general and administrative expenses in our operations. Our concentrated geographic focus allows us to manage a relatively large asset base with few employees. We believe that our operational base allows us to acquire exploratory prospects and producing properties at relatively low incremental overhead costs and achieve economies of scale. We also pursue cost savings by using outside geological and geophysical consultants for our exploration and development efforts. We use independent contractors for a majority of our field operations. Intense competition among independent oil and gas producers requires us to react quickly to available exploration and acquisition opportunities. We try to position for these opportunities by maintaining: . adequate capital resources for projects in our primary areas of operations; . the technological capabilities to conduct a thorough evaluation of a particular project; and . a small staff that can respond quickly to opportunities. 2 The four primary steps we use to implement our business strategies include: (1) Focusing on Exploration Activities. We seek to increase our oil and gas reserves and production through targeted exploration activities in our core operating areas. We focus on prospects: . having known geological and reservoir characteristics; . being in close proximity to existing wells so data from the existing wells can be correlated with seismic data on or near the prospects being evaluated; and . having a potentially meaningful impact on our reserves. When economic conditions are favorable and when we have sufficient capital resources, we believe we can maximize the value of our properties by accelerating drilling activities. This provides us an opportunity to replace reserves at a more rapid pace than existing reserves are produced. (2) Using Advanced Technologies. We believe the use of 3-D seismic surveys and other advanced technologies provides us with a risk management tool. We believe that our use of these technologies in exploring for and developing oil and gas properties can: . reduce drilling risks; . lower finding costs; . provide for more efficient production of oil and natural gas from our properties; and . increase the probability of locating reserves that might not otherwise be discovered. Generally, 3-D seismic surveys provide more accurate and comprehensive information to evaluate drilling prospects than conventional 2-D seismic technology. We evaluate substantially all of our exploratory prospects using 3-D seismic technology. On some exploratory prospects, we also use amplitude versus offset, or AVO, analysis. AVO analysis shows the high contrast between sands and shales and assists in determining the presence of natural gas in potential reservoir sands. We believe that using 3-D seismic, AVO and other technologies gives us a competitive advantage over companies that do not regularly use such technologies because of the increased likelihood of successful drilling. When we evaluate exploratory prospects in geographical areas where the use of 3-D seismic and other advanced technologies are not likely to provide any advantages, we use traditional evaluation methods, such as 2-D seismic technology. (3) Serving as Geophysical Operator. We prefer to serve as the geophysical operator of exploratory projects located in areas where we have experience using 3-D seismic technology. By doing so, we control the design, acquisition, processing and interpretation of 3-D surveys and, in most cases, determine drilling locations and well depths. Emphasizing quality controls throughout the data acquisition, processing and interpretation phases enhances the integrity of 3-D seismic analysis in our projects. We retain experienced outside consultants and participate with experienced joint working interest owners when we acquire, process and interpret 3-D seismic surveys. When possible, we also attempt to correlate or model the interpretations of 3-D seismic surveys with wells previously drilled on or near the prospect being evaluated. (4) Acquisition of Producing Properties. Because of the intense competition among independent oil and gas producers such as Parallel, we must be able to react quickly to acquisition opportunities that become available. We attempt to position ourself for these opportunities by 3 maintaining adequate capital resources for properties in areas of interest and by maintaining the technological capabilities to conduct a thorough evaluation of a particular property. In the future, we intend to place added emphasis on potential producing property acquisitions. Our sources for possible acquisitions of leases and prospects include independent landmen, independent oil and gas operators, geologists and engineers. We also evaluate properties that become available for purchase from major oil companies. If our review of an undeveloped lease or prospect or a producing property indicates that it may have geological characteristics favorable for 3-D seismic analysis, we may decide to acquire a working interest in the property. In the case of producing properties, we also seek properties that are underperforming relative to their potential. To reduce our financial exposure in any one prospect, we enter into co-ownership arrangements with third parties under standard industry form operating agreements. These arrangements are common in the industry and enable us to participate in more prospects and share the drilling and related costs and dry-hole risks with other participants. From time to time, we sell prospects to third parties or farm-out prospects and retain an interest in revenues from these prospects. After an acquisition, we monitor the economics and performance of the properties acquired. When advisable or necessary, we take enhancement or corrective action, including installation of new or additional equipment and other remedial operations, development drilling, shutting-in of temporarily uneconomic properties, plugging of wells deemed to be permanently impaired or depleted, termination of leases deemed uneconomic in the then existing operating environment and/or the sale or farm out of properties to third parties. First Permian, L.L.C. First Permian, L.L.C. is a Delaware limited liability company that we formed with three other oil and gas companies in 1999. First Permian was formed for the specific purpose of acquiring from Fina Oil and Chemical Company producing oil and gas properties located in the Permian Basin of west Texas. The properties were purchased in June, 1999 for cash in the aggregate amount of approximately $92 million. The purchase was financed primarily with senior secured bank borrowings in the amount of $74 million, proceeds of subordinated notes in the principal amount of $16 million and the remainder with proceeds from a simultaneous sale of minerals. The bank borrowings are secured by substantially all of First Permian's oil and gas properties. First Permian's credit agreement provides for a revolving credit facility in the face amount of $110 million, subject to a borrowing base limitation of $78.9 million. The loan matures on September 1, 2003. As of December 31, 2001, the principal amount outstanding under First Permian's credit agreement was $73 million. All amounts outstanding under the subordinated notes were paid in full in 2000. At December 31, 2001, Parallel owned 350,000 Common Units of First Permian, which represents 30.675% of the total outstanding common membership interests in First Permian. First Permian owns working interest ranging from 2.60% to 100% in 22 producing properties located in Andrews, Cochran, Ector, Gaines, Glasscock, Howard, Lubbock, Mitchell, Pecos and Yoakum Counties, Texas. Together, these properties cover approximately 21,631 gross (16,442 net) acres. 4 As a condition of obtaining bank financing to consummate the acquisition, First Permian was required to hedge a significant portion of its crude oil production. Part of the required hedge expired on June 30, 2001 and a portion of First Permian's production will remain subject to a collar through December, 2002, as indicated in the following table:
                            First Permian, LLC (100%)
                                 Hedge Contracts

     Type            Volume/Month             Term              Price              Commodity
---------------   -------------------   ------------------   ------------         -------------

     Swap           91,000 barrels      1/1/01 - 6/30/01       $ 17.70            WTI/NYMEX

    Collar          40,000 barrels      7/01 - 12/02             $ 19.00 floor    WTI/NYMEX
                                                                 $ 24.80 ceiling

    Collar          40,000 barrels      7/01 - 12/02             $ 18.00 floor    WTI/NYMEX
                                                                 $ 28.75 ceiling

    Spread          40,000 barrels      12/01 - 02/02             $ 2.30          WTI/WTS
Swaps, collars and spreads are hedging strategies used by oil and gas producers to reduce the potential adverse effects that volatile oil and gas prices can have on operations. Generally, swaps are an agreement to buy or sell a specified commodity for delivery in the future, but at a current fixed price. Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount the producer will receive for the oil or gas hedged. Calls are usually sold to reduce the premium paid for buying the put. Spreads, or basis contracts, are used to lock in the relationship between current selling prices and future prices. For instance, if the NYMEX quote for oil is $27.00 and the actual selling price of West Texas Intermediate sweet crude oil is $25.00, the parties can lock in the $2.00 differential. Drilling Activities in 2001 We are engaged in extensive drilling activities, primarily on properties in which Parallel already owns interests and, to a lesser extent, newly acquired properties. The scope of our exploration and development activities is affected by the price of oil and gas. In 2001, we spent approximately $11.5 million on oil and gas related capital expenditures, an increase of 73% over that expended in 2000. (See Note 11 to the Financial Statements.) The majority of this was spent in the Yegua/Frio/Wilcox gas trend. For the year ended December 31, 2001, we participated in drilling 33 gross wells (7.91 net wells), of which 18 gross wells (4.1 net wells) are productive with 2 gross (.41 net) wells waiting on completion. This compares with 32 gross wells (5.62 net wells) drilled in 2000, of which 23 gross wells (3.96 net wells) were productive. Yegua/Frio/Wilcox Gas Trend During 2001, our principal exploration and development activities continued to be concentrated in south Texas. Our activities were conducted in the Yegua/Frio/Wilcox gas trend in the onshore gulf coast areas of south Texas in Dewitt, Jackson, Lavaca, Victoria and Wharton Counties. This trend has been our primary area of activity since 1993. 5 We participated in drilling 33 wells in 2001, all but one of which were drilled in the gulf coast area of south Texas. The following table shows the results of our drilling activity.
                             2001 Drilling Activity
-----------------------------------------------------------------------------------------------------
                                                                                        Waiting on
    Target                                     Number of                               Completion at
  Formation         Depth Range (feet)       Wells Drilled   Productive        Dry     March 6, 2002
-------------- --------------------------- ---------------- ------------   ---------- ---------------

Yegua                6,300 -       13,000                6            3            3               0
Frio                 6,400 -        8,400               23           14            9               0
Wilcox              13,200 -       17,500                3            1 (1)        1               1
Other               10,000 -       11,500                1                                         1
                                             -------------- ------------   ---------- ---------------
                                                        33           18           13               2
                                             ============= ============   ========== ===============

---------------------------
(1)  one well was drilled to the Wilcox formation, but was completed in the Yegua formation.
At March 1, 2002, we owned interests in 114 gross (33.25 net) wells in south Texas. Our exploration activities in the Yegua/Frio/Wilcox gas trend are conducted under exploration agreements with third party participants. These agreements allow us to participate in the acquisition and ownership of: . 3-D seismic surveys; . options to acquire oil and gas leasehold interests; and . undivided working interests in oil and gas leases. Our exploration agreements include area of mutual interest (AMI) provisions. Generally, an AMI is an agreed upon area of land which is subject to rights of first refusal among the participants. For example, if we acquire any minerals, royalty, overriding royalty, oil and gas leasehold or other interests in the AMI, we would be obligated to offer the other participants the right to purchase their pro rata share of the interest we acquired on the same terms that we acquired the interest. If the other participants elect not to acquire their pro-rata share, we would then typically be free to retain or sell this interest for our own account. The 3-D seismic survey data we obtain is proprietary and shared only with our working interest partners. Typically, seismic data is obtained from seismic operations conducted over large blocks of acreage. Our actual working interest ownership in acreage surveys is less than the total area surveyed. 6 Drilling and Acquisition Costs The table below shows our oil and gas property acquisition, exploration and development costs for the periods indicated.
                                                                Year Ended December 31,
                                       --------------------------------------------------------------------
                                            2001        2000(1)       1999(1)         1998         1997
                                       ------------- ------------- ------------- ------------- ------------
                                                                     (in thousands)

Transfers from (to) undeveloped                 $ -       $ 2,128      $ (2,128)          $ -          $ -
leases held for sale(1)
Proved property acquisition  costs               27            23            42            89          918
Unproved property acquisition costs           3,420         3,372         1,979         6,034        7,710
Exploration costs                             6,820         2,163         1,856         8,556        9,604
Development costs                             1,203         1,087           639         3,873        4,877
                                       ------------- ------------- ------------- ------------- ------------
                                           $ 11,470       $ 8,773       $ 2,388      $ 18,552     $ 23,109
                                       ============= ============= ============= ============= ============

--------------------

(1)  Reflects costs associated with assets being held for sale in 1999 and transferred back to oil and gas property in 2000. Actual capital expenditures during 2000 and 1999, excluding transfers, were approximately
     $6.6 million and $4.5 million, respectively.
Drilling and Production Activities We have assembled a balanced portfolio of: . lower risk natural gas projects in the Yegua/Frio/Wilcox gas trend; . low risk infill oil development projects in the Permian Basin (through our interest in First Permian); and . high risk/high potential Wilcox natural gas projects. Following are brief descriptions of the primary areas in which we conduct our drilling and production activities. Yegua/Frio/Wilcox Gas Trend Since 1993, we have concentrated our exploration efforts in the Yegua/Frio/Wilcox gas trend, drilling more than 174 wells with a 69% drilling success ratio and acquiring more than 800 square miles of proprietary 3-D seismic data on 22 projects. This seismic library is proprietary in the sense that only Parallel and its working interest partners have access to the data. More importantly, Parallel is the only partner with an interest in all 22 of the projects. With seismic data processing methods continually improving, we believe this data library has an indefinite shelf life and could yield new prospects for many years. Using this database, we have generated a multi-year prospect inventory ranging from lower risk/moderate impact to higher risk/higher impact prospects. With the cost of seismic acquisition activities paid for, we can allocate most of our future capital expenditure funds to data interpretation, drilling and completion activities and leasehold acquisition. 7 The Yegua/Frio/Wilcox gas trend is a multi-pay trend with numerous productive formations. The primary producing formations, in order of greatest depth, are the Miocene, Frio, Vicksburg, Yegua and Wilcox formations. Our strategy has been to drill lower risk prospects in the Frio and Yegua formations, and then to evaluate Miocene, Vicksburg and Wilcox leads. We continued to focus our exploration efforts in this trend last year because: . the trend contains primarily natural gas reserves. Although natural gas prices declined significantly in the latter part of 2001, and still remain lower than prices we received in early 2001, we believe the long-term outlook for increased gas prices is favorable. . the trend is located in what is often referred to as “pipeline alley.” Natural gas pipelines and distribution systems are in close proximity, which means successful wells can usually be connected within a 30-day time period. . we have extensive experience in the area and have been actively exploring for new reserves since 1993. . we believe the potential return on our investment is attractive, as is the potential to discover significant natural gas reserves. Using this same database, we completed a regional Wilcox study in 2000 and identified 12 high potential/high risk Wilcox prospects. We have leased approximately 30,000 gross (12,000 net) acres in connection with the project. To manage financial risks associated with the Wilcox Project, which has a significantly higher risk profile than Yegua and Frio prospects, we sold part of our interests to industry partners in June, 2001. We reduced our average working interest in three Wilcox prospects to approximately 25%. We currently own an average working interest of approximately 50% in the remaining 9 prospects. To date we have drilled and tested the Tortuga prospect which resulted in a Yegua gas discovery. The well, the Signal Hill No. 1, was drilled to a depth of 19,000 feet. However, the Wilcox Sands were deemed non-commercial. The second prospect, the Matterhorn, has been tested by the drilling of the Elk Hills, No. 1 well. The well was drilled to a depth of 17,100 feet and is currently in process of a completion attempt in the Wilcox Sands below 14,000 feet. The third prospect, the Everest, is currently being tested by the drilling of the Long Beach No. 1 well. It is currently drilling below 15,000 feet with a projected total depth of approximately 18,000 feet. Permian Basin of West Texas Before entering the gulf coast area of south Texas in 1993, our principal activities were focused on acquiring producing properties in the Permian Basin of west Texas. These properties produce primarily crude oil. At December 31, 2001, we were operator of all our Permian Basin properties. We do not serve as operator of the properties owned by First Permian. We emphasize an ongoing program of enhancement, remedial and development drilling activities on our Permian Basin properties when oil prices are at levels to support these activities. In 2000 and 2001, we limited our capital expenditures on our Permian Basin properties because of our capital commitments in the Yegua/Frio/Wilcox gas trend. Our activities in the Permian Basin have been limited to: . recompleting existing wellbores; . restimulating producing reservoirs; . identifying potential infill drilling locations; 8 . making mechanical improvements to surface facilities and downhole equipment; and . reviewing the feasibility of applying new drilling and production technologies that could either improve recovery potential or result in the discovery of a new reservoir. From time to time, we may also renegotiate gas purchase contracts or reconfigure gathering lines. As part of our remedial and enhancement operations in the Permian Basin, we routinely review the performance and economics of our oil and gas properties. When necessary, we take corrective action, such as: . shutting in temporarily uneconomic properties; . plugging wells we believe to be permanently impaired or depleted; . terminating oil and gas leases that are uneconomic under existing operating conditions; and/or . selling properties to third parties. During 2002, we expect our principal exploration and development activities will continue to be concentrated in the Yegua/Frio/Wilcox gas trend and in the Permian Basin, primarily through our 30.675% ownership interest in First Permian. First Permian, L.L.C. Operations Through our 30.675% interest in First Permian, in 2001 we participated in First Permian's infill drilling and major workover programs. During 2001, First Permian's exploitation and production activities were focused primarily on oil producing properties in the Permian Basin of west Texas. The majority of these properties produce from shallow intervals in the San Andres, Glorietta and Clearfork formations, ranging in depths from 2,500 feet to 7,500 feet below the surface. These are mature, long-lived reserves with low decline rates, predictable production profiles and successful secondary and tertiary recovery programs. Proved undeveloped potential is significant, with more than 450 low risk infill locations identified that will require minimal capital expenditures to exploit. For the year 2001 First Permian budgeted approximately $18.0 million to continue drilling low-risk, infill wells and conduct major remedial and workover activities. This is an increase of approximately 33% when compared with its $13.5 million budget implemented in July 2000. The majority of the 2001 budget was spent on properties operated by First Permian and was used to drill 43 infill wells, primarily on the Southeast Westbrook and North Robertson Units, for recompletions, workovers and facilities upgrades and for secondary and tertiary activities. First Permian operates its largest four core properties as summarized in the following table:
                               First Permian, LLC
                                 Core Properties

                       Net                          Percentage
                    Developed                    Working Interest/
Property               Acres      Operator       Net Revenue Interest   Formation/Depth
------------------ ------------ --------------  ---------------------- ---------------------

Westbrook SE          3,605     First Permian        87.9/72.7%        Clearfork/3200'
N. Robertson          2,695     First Permian        42.5/35.0%        Clearfork/5900-7200'
East Penwell          2,314     First Permian        62.1/54.1%        San Andres/3800'
Whiteface             3,578     First Permian        100.0/85.0%       San Andres/5000'
9 Oil and Natural Gas Prices are Volatile Our revenues, profitability and cash flows are highly dependent on the prices we receive for our oil and natural gas. Generally, oil and natural gas prices improved and stabilized during the period from mid-2000 to the third quarter of 2001, when prices began to decline. If prices decline substantially from current levels for a sustained period of time, this could have a material adverse effect on our future operations and financial condition. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors beyond our control. These factors include: . weather conditions; . the supply of foreign oil; . the level of product demand; . overall economic conditions; . the price and availability of alternative fuels; and . changes in the supply of and demand for oil and natural gas in domestic and foreign markets. The average prices we received for the oil and natural gas we produced in 2001, 2000 and 1999 are shown in the table below.
                                             Average Price Received for the
                                                 Year Ended December 31,
                                     --------------------------------------------
                                         2001           2000            1999
                                     -------------   ------------   -------------
Oil (Bbl)                                 $ 24.80        $ 28.88         $ 17.32
Natural gas (Mcf)                          $ 4.41         $ 4.38          $ 2.27
The average price we received for our oil sales at March 1, 2002 was approximately $22.40 per Bbl. At the same date, the average price we were receiving for our natural gas was approximately $2.38 per Mcf. At December 31, 2001, approximately 80% of our daily production was natural gas and 20% was oil. There is substantial uncertainty regarding future oil and gas prices and we can provide no assurance that prices will remain at current levels. Part of Our Business is Seasonal in Nature Weather conditions affect the demand for and prices of natural gas and can also delay drilling activities, disrupting our overall business plans. Demand for natural gas is typically higher during winter months. 10 Our Oil and Gas Operations Are Subject to Many Inherent Risks Oil and gas drilling activities and production operations are highly speculative and involve a high degree of risk. These operations are marked by unprofitable efforts because of dry holes and wells that do not produce oil or gas in sufficient quantities to return a profit. The success of our operations depends, in part, upon the ability of our management and technical personnel. The cost of drilling, completing and operating wells is often uncertain. There is no assurance that our oil and gas drilling or acquisition activities will be successful, that any production will be obtained, or that any such production, if obtained, will be profitable. Our operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas. These hazards and risks include: . encountering unusual or unexpected formations and pressures; . explosions, blowouts and fires; . pipe and tubular failures and casing collapses; . environmental pollution; and . personal injuries. Any one of these potential hazards could result in accidents, environmental damage, personal injury, property damage and other harm that could result in substantial liabilities to us. As is customary in the industry, we maintain insurance against some, but not all, of these risks. We maintain general liability insurance and obtain insurance against blowouts on a well-by-well basis. We do not carry insurance against pollution risks. If we sustain an uninsured loss or liability, our ability to operate could be materially adversely affected. Our oil and gas operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government. Executive Officers of Parallel At March 15, 2002, Parallel's executive officers were Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford. Thomas R. Cambridge, age 66, is the Chief Executive Officer and Chairman of the Board of Directors of Parallel. He is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such activities have been carried out through Cambridge Production, Inc., a Texas corporation. Mr. Cambridge has served as a Director of Parallel since February 1985; as President during the period from October 1985 to October 1994; and as Chairman of the Board of Directors and Chief Executive Officer since October 1985. He received a Bachelors degree in geology from the University of Nebraska in 1958 and a Masters of Science degree in 1960. Larry C. Oldham, age 48, is a founder of Parallel. He has served as an officer and Director since Parallel's formation in 1979. He served as Executive Vice President until October, 1994 when he became President. He received a Bachelor of Business Administration degree from West Texas State University in 1975. Mr. Oldham is a member of the Permian Basin Landman's Association. Eric A. Bayley, age 53, has served as Vice President of Engineering and Production of Parallel since June, 2001. From October, 1993 until June, 2001, Mr. Bayley was employed as Manager of 11 Engineering. From December, 1990 to October, 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to Parallel. Mr. Bayley graduated from Texas A&M University in 1978 with a Bachelor of Science degree in Petroleum Engineering , and in 1984, Mr. Bayley graduated from the University of Texas of the Permian Basin with a Master's of Business Administration degree. John S. Rutherford, age 41, has served as Vice President of Land and Administration of Parallel since June, 2001. From October, 1993 until June, 2001, Mr. Rutherford was employed as Manager of Land/Administration. From May, 1991 to October, 1993, Mr. Rutherford served as a consultant to Parallel, devoting substantially all of his time to Parallel's business. Mr. Rutherford graduated from Oral Roberts University in 1982 with a degree in Education and in 1986, graduated from Baylor University with a Master's degree in Business Administration. The term of our officers expires at Parallel's annual meeting of Directors or when their respective successors are duly elected and qualified. There are no family relationships among our executive officers. Parallel is the beneficiary of a $1.0 million key-man life insurance policy on the life of Mr. Cambridge and a $5.0 million key-man life insurance policy on the life of Mr. Oldham. Employees At March 1, 2002, Parallel had seven full time employees, including Mr. Oldham, Mr. Bayley and Mr. Rutherford. Mr. Cambridge serves in the capacity of a consultant and not as a full-time employee. Parallel also retains independent land, geological, geophysical and engineering consultants and expects to continue to do so in the future. Additionally, Parallel retains six contract pumpers on a month-to-month basis. We consider our employee relations to be satisfactory. None of our employees are represented by a union and we have not experienced work stoppages or strikes. Wells Drilled The following table shows certain information concerning the number of gross and net wells we drilled during the three-year period ended December 31, 2001.
                                      Exploratory Wells(1)                                 Development Wells(2)
                        -------------------------------------------------   -----------------------------------------------
 Year Ended
December 31,                   Productive                Dry                      Productive                Dry
---------------------   ---------------------   ----------------------      --------------------    -----------------------
                          Gross        Net        Gross        Net           Gross        Net        Gross         Net
                        ----------   --------   ----------   ---------      ---------   --------    ---------   -----------

2001                         18.0       4.10         13.0        3.41              -          -            -             -
2000                         20.0       3.40          7.0        1.22            3.0       0.56          2.0          0.45
1999                         11.0       2.50          5.0        1.70            2.0       0.80            -             -

---------------------

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
The table above excludes two wells that were drilled in 2001, but which were waiting on completion at March 6, 2002. 12 Third-party drilling contractors perform all of our drilling on a contract basis. We do not own any drilling equipment. At March 15, 2002, we were participating in the completion of 2 gross (.41 net) gas wells. Volumes, Prices and Lifting Costs The following table shows certain information about our production, including the volumes of oil and gas we produced, the average sales prices per Mcf of gas and Bbl of oil produced, and the average production or lifting cost per EBO for the three-year period ended December 31, 2001.
                                                            Year Ended December 31,
                                                        --------------------------------------------------
                                                              2001              2000             1999
                                                        ---------------   ---------------   --------------
Net Production:
     Oil (Bbls)                                                138,243           165,137          163,696
     Gas (Mcf)                                               3,266,350         2,821,815        2,708,516
     EBO(1)                                                    682,635           635,440          615,115
Average Sales Price:
     Oil (per Bbl)                                             $ 24.80           $ 28.88          $ 17.32
     Gas (per Mcf)                                              $ 4.41            $ 4.38           $ 2.27
     EBO                                                       $ 26.13           $ 26.96          $ 14.59
Average Production
     (Lifting) Cost per EBO                                     $ 5.74            $ 4.88           $ 3.83
Operating Margin
     per EBO(2)                                                $ 20.39           $ 22.08          $ 10.76
Depletion per EBO                                               $ 9.13            $ 8.18           $ 8.30

(1)  An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2)  Operating margin is determined by deducting the average production cost per
     EBO from the average sales price per EBO.
Our gas sales in 2001 represented approximately 81% of our combined oil and gas sales for the year ended December 31, 2001, as compared to 72% in 2000. Markets and Customers Our oil and gas production is sold at the well site on an as produced basis at market-related prices in the areas where the producing properties are located. We do not refine or process any of the oil or natural gas we produce and all of our production is sold to unaffiliated purchasers on a month-to-month basis. 13 In the table below, we show the purchasers that accounted for 10% or more of our revenues during the specified years.
                                                2001         2000         1999
                                            ------------- ------------ ------------

Allegro Investments, Inc.                            38%          22%          27%

Brayton Operating Corp.                                -            -          26%

Cox & Perkins Exploration, Inc.                   6%           6%          14%

Pure Resources, Inc.                                 23%          16%            -

Sue Ann Production                                   25%            -            -
We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce. Other purchasers are available in our areas of operations. Our future ability to market our oil and gas production depends upon the availability and capacity of gas gathering systems and pipelines and other transportation facilities. We do not currently own or operate our own pipelines or transportation facilities. We are dependent on third parties to transport our products. We are not obligated to provide a fixed and determinable quantity of oil or natural gas under any existing arrangements or contracts. Our business does not require us to maintain a backlog of products, customer orders or inventory. Office Facilities Our corporate offices consist of approximately 6,601 square feet of leased space in Midland, Texas. Our current rental rate is $4,489 per month until May 31, 2004, when the lease expires. Competition The oil and gas industry is highly competitive, particularly in the areas of acquiring exploration and development prospects and producing properties. The principal means of competing for the acquisition of oil and gas properties are the amount and terms of the consideration offered. Our competitors include major oil companies, independent oil and gas firms and individual producers and operators. Many of our competitors have financial resources, staffs and facilities much larger than ours. We are also affected by competition for drilling rigs and the availability of related equipment. With relatively high oil and gas prices, the oil and gas industry typically experiences shortages of drilling rigs, equipment, pipe and qualified field personnel. We are unable to predict when or to what extent our exploration and development activities will be affected by rig, equipment or personnel shortages. The principal resources we need for acquiring, exploring, developing, producing and selling oil and gas are: . leasehold prospects under which oil and gas reserves may be discovered; 14 . drilling rigs and related equipment to explore for such reserves; and . knowledgeable and experienced personnel to conduct all phases of oil and gas operations. Oil and Gas Regulations Our operations are regulated by certain federal and state agencies. Oil and gas production and related operations are or have been subject to: . price controls; . taxes; and . environmental and other laws relating to the oil and gas industry. We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such interpretations or new laws and regulations may have on our business, financial condition or results of operations. Our oil and gas exploration, production and related operations are subject to extensive rules and regulations that are enforced by federal, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are frequently amended or reinterpreted, we are not able to predict the future cost or impact of complying with such laws. Texas and many other states require drilling permits, bonds and operating reports. Other requirements relating to the exploration and production of oil and gas are also imposed. These states also have statutes or regulations addressing conservation matters, including provisions for: . the unitization or pooling of oil and gas properties; . the establishment of maximum rates of production from oil and gas wells; and . the regulation of spacing, plugging and abandonment of wells. Sales of natural gas we produce are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission regulates interstate and certain intrastate gas transportation rates and services conditions, which affect the marketing of our gas, as well as the revenues we receive for sales of our production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A, 636-B and 636-C. These orders, commonly known as Order 636, have significantly altered the marketing and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services these pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition in all phases of the gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings has been the subject of appeals, the results of which have generally been supportive of the FERC's open-access policy. In 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. Because further review of certain of these orders is still possible, and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on Parallel and our gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of gas, and has substantially increased competition and volatility in gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance our ability to market and transport our gas, although it may also subject us to greater competition. 15 Sales of oil we produce are not regulated and are made at market prices. The price we receive from the sale of oil is affected by the cost of transporting the product to market. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for interstate common carrier oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil by interstate pipelines, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. We are unable to predict with certainty what effect, if any, these regulations will have on us. The regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil. We are required to comply with various federal and state regulations regarding plugging and abandonment of oil and gas wells. Environmental Regulations Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, health and safety, affect our operations and costs. These laws and regulations sometimes: . require prior governmental authorization for certain activities; . limit or prohibit activities because of protected areas or species; . impose substantial liabilities for pollution related to our operations or properties; and . provide significant penalties for noncompliance. In particular, our exploration and production operations, our activities in connection with storing and transporting oil and other liquid hydrocarbons, and our use of facilities for treating, processing or otherwise handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulations. As with the industry generally, compliance with existing and anticipated regulations increases our overall cost of business. While these regulations affect our capital expenditures and earnings, we believe that they do not affect our competitive position in the industry because environmental regulatory programs also affect our competitors. Since environmental regulations have historically been subject to frequent change, we cannot predict with certainty the future costs or other future impacts of environmental regulations on our future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including the cost to comply with applicable regulations that require a response to the discharge, such as claims by neighboring landowners, regulatory agencies or other third parties for costs of: . containment or cleanup; . personal injury; . property damage; and . penalties assessed or other claims sought for natural resource damages. The following are examples of some environmental laws that potentially impact our operations. . Water. The Oil Pollution Act, or OPA, was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 and other statutes as they pertain to prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, or along shorelines. In the event of an oil spill into such waters, substantial liabilities could be imposed upon Parallel. States in which Parallel 16 operates have also enacted similar laws. Regulations are currently being developed under the OPA and similar state laws that may also impose additional regulatory burdens on Parallel. The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters, other oil and gas wastes, any form of pollutant, and, in some instances, storm water runoff, into waters of the United States. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also provide civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters. The cost of compliance with the OPA and the FWPCA have not historically been material to our operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely affect us in the future. Although no assurances can be given, we believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations. . Solid Waste. Parallel generates non-hazardous solid wastes that fall under the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. The EPA and the states in which we operate are considering the adoption of stricter disposal standards for the type of non-hazardous waste we generate. The Resource Conservation and Recovery Act also governs the generation, management, and disposal of hazardous wastes. At present, we are not required to comply with a substantial portion of the Resource Conservation and Recovery Act requirements because our operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during operations, could in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such changes in the regulations may result in Parallel incurring additional capital expenditures or operating expenses. . Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act, sometimes called CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a hazardous substance into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may have managed substances that may fall within CERCLA’s definition of a hazardous substance. We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where we disposed of or arranged for the disposal of these substances. This potential liability extends to properties that we owned or operated, as well as to properties owned and operated by others at which disposal of Parallel’s hazardous substances occurred. Parallel may also fall into the category of a current owner or operator. We currently own or lease numerous properties that for many years have been used for exploring and producing oil and gas. Although we believe we use operating and disposal practices standard in the industry, hydrocarbons or other wastes may have been disposed of or released by us on or under properties that we have owned or leased. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA, and analogous state laws, we could be required to remove or remediate previously disposed wastes, 17 including wastes disposed of or released by prior owners or operators, to clean up contaminated property, including contaminated groundwater, or to perform remedial plugging operations to prevent future contamination. Risk Factors Declining oil and gas prices may cause us to record ceiling test write-downs. We use the full cost method of accounting to account for our oil and gas operations. This means that we capitalize the costs to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the capitalized costs of oil and gas properties may not exceed a ceiling limit, which is based on the present value of estimated future net revenues, net of income tax effects, from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. These rules generally require pricing future oil and gas production at unescalated oil and gas prices in effect at the end of each fiscal quarter. If capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a ceiling test write-down. This non-cash impairment charge does not affect cash flow from operating activities, but it does reduce earnings and stockholders' equity. The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices decline. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. During the fiscal quarter ended September 30, 2001, we recognized a non-cash impairment charge of $2,177,128, net of related deferred tax liability, related to our oil and gas reserves and unproved properties. This impairment of oil and gas assets was primarily the result of the effect of significantly lower oil and gas prices on both proved and unproved oil and gas properties. During the fourth quarter of 2001, we recognized an additional non-cash impairment charge of $14,642,685 related to our oil and gas reserves and unproved properties. This impairment of our oil and gas assets was also primarily attributable to lower oil and gas prices at year-end. We did not recognize an impairment in 2000. We can't assure you that we will not experience ceiling test write-downs in the future. We are subject to many restrictions under our loan agreement. As required by our loan agreement with First American Bank SSB, Midland, Texas, we have pledged substantially all of our oil and gas properties as collateral to secure the payment of our loans. The loan agreement restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We are also required to comply with certain financial covenants and maintain certain financial ratios. The loan agreement prohibits us from declaring or paying dividends on the common stock, but we are permitted to pay dividends on our outstanding 6% convertible preferred stock if we are not in default under the loan agreement. Although we are currently in compliance with the loan covenants, in the past we have had to request waivers from our banks because of our non-compliance with certain financial covenants and ratios. Our ability to comply in the future with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the loan agreement could result in a default under the loan agreement, which could cause all of our existing indebtedness to be immediately due and payable. For additional information about these restrictions and covenants, you should refer to the discussion of Capital Resources and Liquidity under Item 7 of this report. The loan agreement limits the amounts we can borrow to a borrowing base amount, determined by First American Bank in its sole discretion, based upon projected revenues from the oil and gas properties securing our loan. First American Bank can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the loan agreement. Outstanding borrowings in excess of 18 the borrowing base must be repaid immediately, or we must pledge other oil and gas properties as additional collateral. We do not currently have any substantial unpledged properties and no assurance can be given that we would be able to make any mandatory principal prepayments required under the loan agreement. Our producing properties are concentrated. All of our producing properties are located in the State of Texas. At December 31, 2001, excluding our interest in First Permian, approximately 56% of the discounted present value of our proved reserves was attributable to our properties located in the Gulf Coast region of south Texas. The remaining 44% of the discounted present value of our proved reserves was attributable to properties concentrated in the Permian Basin of west Texas. We have thirty wells that represent approximately 60% of the discounted present value of our proved developed producing reserves. The occurrence of mechanical problems, adverse weather conditions, or other events that cause curtailment or cessation of production from wells in which we own an interest could have a material adverse effect on us. We will remain vulnerable to a disproportionate impact of delays or interruptions of production from these wells until we develop a more diversified production base. Any material harm to the current producing reservoirs or any significant governmental regulation with respect to these wells, including any curtailment of production or interruption of transportation of oil or gas produced from the wells could have a material adverse effect on our liquidity and results of operations. September 11 events may adversely affect our business. The full repercussions of the events of September 11 are not known. However, it is not unreasonable to believe, as we do, that our business activities and financial condition could be adversely impacted. For instance, the premiums we pay for our business insurance coverage could rise significantly, or coverage provided by our insurance carriers could be substantially reduced, forcing us to operate without adequate coverage in an industry characterized by high risk to persons and property. In addition, the disruption of the financial markets and the negative impact on the U.S. economy caused by September 11 may undermine our efforts and any success we might have in our drilling activities. Although September 11 was not a direct attack on the domestic oil and gas industry, any future similar events, particularly directed at the oil and gas industry, could materially and adversely affect our business, results of operations and financial condition. We do not control all operations and development. Substantially all of our business activities are conducted through joint operating agreements under which we own partial interests in oil and gas wells. At December 31, 2001, excluding our interest in First Permian, we owned interests in 75 gross (69.5 net) oil and gas wells for which we were the operator and 133 gross (36.3 net) oil and gas wells where we were not the operator. If we do not operate wells in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. Since we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance. 19 We are highly dependent upon key personnel and a small management team. Our success is highly dependent upon the services, efforts and abilities of Thomas R. Cambridge, the Chairman of the Board of Directors and Chief Executive Officer of our company, and Larry C. Oldham, the President and a Director of our company. Our operations could be materially and adversely affected if Mr. Cambridge or Mr. Oldham becomes unavailable for any reason. We believe that our operations are dependent to some degree upon the availability of outside advisors and consultants, including geophysicists who provide 3-D seismic survey expertise. We do not have employment agreements with any of our officers, employees or consultants. In periods of improving market conditions, our ability to obtain and retain qualified consultants on a timely basis may be adversely affected. Parallel is the owner and beneficiary of life insurance policies on the lives of Mr. Cambridge and Mr. Oldham in the amounts of $1 million and $5 million, respectively. At December 31, 2001, we had seven full-time employees. Our future growth and profitability will also be dependent upon our ability to attract and retain other qualified management personnel and to effectively manage our growth. There can be no assurance that we will be successful in doing so. The oil and gas industry is capital intensive. The oil and gas industry is capital intensive. We make substantial capital expenditures for the acquisition, exploration for and development of oil and gas reserves. Historically, we have financed capital expenditures primarily with cash generated by operations, proceeds from bank borrowings and sales of equity securities. In addition, we may consider selling non-core assets to raise additional operating capital. From time to time, we may also reduce our ownership interests in 3-D seismic and other projects in order to reduce our capital expenditure requirements, depending on our working capital needs. Our cash flow from operations and access to capital are subject to a number of variables, including: . our proved reserves; . the level of oil and gas we are able to produce from exiting wells; . the prices at which oil and gas are sold; and . our ability to acquire, locate and produce new reserves. Any one of these variables can materially affect the borrowing base availability under our revolving credit facility with our bank lender. If our revenues or the borrowing base under our loan agreement decrease as a result of lower oil and gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future drilling projects. We may, from time to time, seek additional financing, either in the form of increased bank borrowings, sales of debt or equity securities or other forms of financing. We do not have any agreements at the present time for any additional financing and there can be no assurance as to the availability or terms of any additional financing. 20 If our capital resources and earnings are insufficient to fund our exploration and development activities or repay our bank debt when due, we will need to obtain additional funds through public or private financings or additional borrowings. No assurance can be given as to our ability to obtain any additional funds. If we are not able to obtain the necessary capital, our results of operations and financial condition could be materially adversely affected. If, however, additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders at that time could be diluted and, in addition, such equity securities may have rights, preferences or privileges senior to those of the common stock. We don't pay dividends on our common stock. We have never paid dividends on our common stock, and do not intend to pay cash dividends on the common stock in the foreseeable future. Net income from our operations, if any, will be used for the development of our business, including capital expenditures, to retire debt and to pay dividends on our outstanding shares of preferred stock. Any decision to pay dividends on the common stock in the future will depend upon our profitability at that time, the available cash and other factors. Our ability to pay dividends on our common stock is prohibited by the terms of our loan agreement and the terms of our preferred stock. Changes in control may be discouraged. Our certificate of incorporation, our bylaws and the Delaware General Corporation Law contain provisions that may discourage other persons from initiating a tender offer or takeover attempt that a stockholder might consider to be in the best interests of all stockholders, including takeover attempts that might result in a premium to be paid over the market price of our stock. On October 5, 2000, our Board of Directors adopted a stockholder rights plan. The plan is designed to protect Parallel from unfair or coercive takeover attempts and to prevent potential acquirers from gaining control of Parallel without fairly compensating all of the stockholders. The plan authorized 50,000 shares of $0.10 par Series A Preferred Stock Purchase Rights. A dividend of one Right for each share of our outstanding common stock was distributed to stockholders of record at the close of business on October 16, 2000. If a public announcement is made that a person has acquired 15% or more of Parallel's common stock or a tender or exchange offer is made for 15% of more of the common stock, each Right entitles the holder to purchase from the company one one-thousandth of a share of Series A Preferred Stock, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment. In addition, under certain circumstances, the rights entitle the holders to buy Parallel's stock at a 50% discount. See Notes 4 and 9 to Financial Statements, on pages F-12 and F-18 for additional information. We are authorized to issue 10,000,000 shares of preferred stock, 974,500 shares of which are outstanding. Our Board of Directors has total discretion in the issuance and the determination of the rights and privileges of any shares of preferred stock, which might be issued in the future, which rights and privileges may be detrimental to the holders of the common stock. It is not possible to state the actual effect of the authorization and issuance of a new series of preferred stock upon the rights of holders of the common stock and other series of preferred stock unless and until the Board of Directors determines the attributes of any new series of preferred stock and the specific rights of its holders. These effects might include: . restrictions on dividends on common stock and other series of preferred stock if dividends on any new series of preferred stock have not been paid; . dilution of the voting power of common stock and other series of preferred stock to the extent that a new series of preferred stock has voting rights, or to the extent that any new series of preferred stock is convertible into common stock; . dilution of the equity interest of common stock and other series of preferred stock; and 21 . limitation on the right of holders of common stock and other series of preferred stock to share in Parallel’s assets upon liquidation until satisfaction of any liquidation preference attributable to any new series of preferred stock. The issuance of preferred stock in the future could discourage, delay or prevent a tender offer, proxy contest or other similar transaction involving a potential change in control of Parallel that might be viewed favorably by stockholders. We may not be able to obtain adequate financing. We may need additional financing to fund our exploration and development activities and for future acquisitions. Any financing we do receive may increase our debt or dilute your ownership in Parallel. We may need to incur additional debt or issue equity in order to make any capital expenditure or acquisition. We cannot assure you that financing will be available to us on acceptable terms or at all. Our ability to make payments on and to refinance our indebtedness, including future indebtedness, and to fund capital expenditures and acquisitions will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive and other factors that are beyond our control. Furthermore, if we raise funds through the issuance of debt or equity securities, the securities issued may have rights and preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations or dilute your ownership in Parallel. Hedging activities create a risk of financial loss. We may, from time to time, reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production. In a typical hedge transaction, the hedging party will have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the hedging party is required to pay the counterparty this difference multiplied by the quantity hedged. In this case, if we are the hedging party, we would be required to pay the difference regardless of whether we had sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though the payments are not offset by sales of production. Hedging will also prevent us from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. In addition, hedging activities may expose us to financial loss if counterparties to our contracts fail to perform or if our production is less than expected. -------------------------------------------------------------------------------- ITEM 2. PROPERTIES -------------------------------------------------------------------------------- General Our principal properties consist of developed and undeveloped oil and gas leases and the reserves associated with these leases. Generally, developed oil and gas leases remain in force so long as production is maintained. Undeveloped oil and gas leaseholds are generally for a primary term of five or ten years. In most cases, we can extend the term of our undeveloped leases by paying delay rentals or by producing reserves that we discover under our leases. 22 Producing Wells and Acreage We have presented the following table to provide you with a summary of the producing oil and gas wells and the developed and undeveloped acreage in which we owned an interest at December 31, 2001. We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests.
                      Producing Wells                               Acreage
                    ---------------------------------------------- ---------------------------------------------
                             Oil                    Gas                Developed                 Undeveloped
                    --------------------- ------------------------ ----------------------- ---------------------
                       Gross     Net(1)       Gross       Net(1)      Gross       Net(2)      Gross       Net
                    ---------- ---------- ------------ ----------- -----------  ---------- ---------- ----------

Texas                      96      67.68          113       38.29      50,147      31,284     76,511     14,659
New Mexico                  -          -            -           -           -           -     11,357        340
                    ---------- ---------- ------------ ----------- -----------  ---------- ---------- ----------
      Total                96      67.68          113       38.29      50,147      31,284     87,868     14,999
                    ========== ========== ============ =========== ===========  ========== ========== ==========

--------------------
(1)  Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(2)  Net acres are computed by multiplying the number of gross acres by our working interest in the gross acres.
At December 31, 2001, we were operating 75 gross wells in which we also owned interests. Approximately 41% of the discounted present value of our oil and gas reserves at December 31, 2001 is attributable to wells operated by us. As operator, we supervise the drilling, completion and production of wells and the further development of surrounding properties. The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator receives fees from other working interest owners as reimbursement for general and administrative expenses for operating the wells. Except for our oil and gas leases, we do not own any patents, licenses, franchises or concessions, which are significant to our oil and gas operations. Title to Properties As is customary in the oil and gas industry, we make only a cursory review of title to undeveloped oil and gas leases at the time they are acquired. These cursory title reviews, while consistent with industry practices, are necessarily incomplete. We believe that it is not economically feasible to review in depth every individual property we acquire, especially in the case of producing property acquisitions covering a large number of leases. Ordinarily, when we acquire producing properties, we focus our review efforts on properties believed to have higher values and will sample the remainder. However, even an in-depth review of all properties and records may not necessarily reveal existing or potential defects nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. In the case of producing property acquisitions, inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. In the case of undeveloped leases or prospects we acquire, before any drilling commences, we will usually cause a more thorough title search to be conducted, and any material defects in title that are found as a result of the title search are generally remedied before drilling a well on the lease commences. We believe that we have good title to our oil and gas properties, some of which are subject to immaterial encumbrances, easements 23 and restrictions. The oil and gas properties we own are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. We do not believe that any of these encumbrances or burdens will materially affect our ownership or the use of our properties. Oil and Gas Reserves For the past three fiscal years, including the year ended December 31, 2001, Williamson Petroleum Consultants, Inc., Midland, Texas, has estimated our oil and gas reserves. At December 31, 2001, excluding reserves attributable to our interest in First Permian, our estimated proved reserves were approximately .916 MBbls of oil and 13.9 Bcf of gas, or 3.232 MBbls equivalent. The information in the table below provides you with certain information regarding our proved reserves at December 31, 2001.
                                                          Proved                   Proved               Total
                                                         Developed               Undeveloped
                                                    --------------------   ---------------------   ----------------
Oil (Bbls)                                                      489,547                 426,456            916,003

Gas (Mcf)                                                     9,574,292               4,372,931         13,947,223

Future Net Revenues (before income taxes)                  $ 18,831,883             $ 6,589,555       $ 25,421,438

Present Value of Future Net Revenues                       $ 14,302,304             $ 2,772,198       $ 17,074,502
   (before income taxes)
For additional information concerning our estimated proved oil and gas reserves, you should read Note 17 in the notes to financial statements. See Item 8 - Financial Statements and Supplementary Data. The information in the following table provides you with certain information regarding our 30.675% interest in First Permian's proved reserves at December 31, 2001.
                                                          Proved               Proved              Total
                                                         Developed           Undeveloped
                                                    --------------------  -------------------  ----------------

Oil (Bbls)                                                  8,265,775             5,363,428         13,629,203

Gas (Mcf)                                                   1,585,981               701,309          2,287,290

Future Net Revenues (before income taxes)                $ 89,819,410          $ 39,981,323       $129,800,733

Present Value of Future Net Revenues                     $ 36,287,438          $ 10,176,507       $ 46,463,945
   (before income taxes)
For additional information concerning our 30.675% interest in First Permian's reserves, you should read Note 15 in the Financial Statements. See Item 8 - Financial Statements and Supplementary Data. The reserve data in this report represent estimates only. Reservoir engineering is a subjective process. There are numerous uncertainties inherent in estimating our oil and natural gas reserves and their estimated values. Many factors are beyond our control. Estimating underground accumulations of oil and natural gas cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment and the 24 costs we actually incur in the development of our reserves. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production after the date of such estimates. Consequently, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. The volume of production from oil and natural gas properties declines as reserves are produced and depleted. Unless we acquire properties containing proved reserves or conduct successful drilling activities, our proved reserves will decline as we produce our existing reserves. Our future oil and natural gas production is highly dependent upon our level of success in acquiring or finding additional reserves. We do not have any gas or oil reserves outside the United States. Our oil and gas reserves and production are not subject to any long term supply or similar agreements with foreign governments or authorities. -------------------------------------------------------------------------------- Item 3. legal proceedings -------------------------------------------------------------------------------- At March 1, 2002, we were involved in two lawsuits incidental to our business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on Parallel. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. -------------------------------------------------------------------------------- ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -------------------------------------------------------------------------------- We did not submit any matter to a vote of our stockholders during the fourth quarter of 2001. 25 PART II -------------------------------------------------------------------------------- ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -------------------------------------------------------------------------------- Our common stock trades on the Nasdaq National Market under the symbol PLLL. The following table shows, for the periods indicated, the high and low closing sales prices for the common stock as reported by Nasdaq.
                                            Price Per Share
                                   ------------------------------
                                       High              Low
                                   ------------     -------------

1999
  First quarter                         $1.87            $1.00
  Second quarter                        $2.34            $1.25
  Third quarter                         $3.00            $1.75
  Fourth quarter                        $2.53            $1.37

2000
  First quarter                         $4.19            $1.59
  Second quarter                        $3.00            $1.75
  Third quarter                         $4.69            $2.56
  Fourth quarter                        $4.69            $3.00

2001
  First quarter                         $4.93            $3.50
  Second quarter                        $5.57            $4.20
  Third quarter                         $4.18            $2.95
  Fourth quarter                        $4.20            $2.77
The last sale price of our common stock on March 12, 2002 was $3.99 per share, as reported on the Nasdaq National Market. As of March 12, 2002, there were approximately 1,974 stockholders of record. Dividends We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. The revolving credit facility we have with our bank lender prohibits the payment of dividends on the common stock. Our 6% convertible preferred stock also contains provisions that restrict us from paying dividends or making distributions on our common stock if all dividends on the preferred stock have not been paid in full. Any dividends on our preferred stock that are not declared and paid will accumulate. All accumulated dividends must be paid in full before dividends may be paid to holders of common stock. The credit facility allows us to pay dividends on our outstanding shares of preferred stock as long as we are not in default under the terms of the credit facility. The holders of the preferred stock are entitled, as and when declared by the Board of Directors, to receive an annual dividend of $.60 per share, payable semi-annually on June 15 and December 15 of each year. See Risk Factors on page 18 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" on page 36. 26 -------------------------------------------------------------------------------- Item 6. selected financial data -------------------------------------------------------------------------------- In the table below, we provide you with selected historical financial data. We have prepared this information using the audited financial statements of Parallel for the five-year period ended December 31, 2001. It is important that you read this data along with our financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below. The selected financial data provided are not necessarily indicative of our future results of operations or financial performance.
                                                                              Year Ended December 31
                                                ----------------------------------------------------------------------------------
                                                     2001(1)           2000          1999(2)          1998(3)           1997
                                                ---------------- --------------- --------------- ---------------- ----------------

Operating revenues                                 $ 17,840,024    $ 17,134,502   $  8,974,041    $   9,001,582     $ 12,614,242

Operating expenses                                 $ 28,405,212    $ 9,530,266    $ 10,173,995    $  24,056,923     $  7,968,146

Net income (loss)                                  $(10,565,188)   $ 5,977,328    $ (2,450,457)   $ (12,995,910)    $  2,743,930

Cumulative preferred stock
     dividend                                      $   (609,063)   $  (609,063)   $   (609,063)   $    (276,712)    $         -

Net income (loss) available to
     common stockholders                           $ (5,316,638)   $ 5,368,265    $ (3,059,520)   $ (13,272,622)    $  2,743,930

Net income (loss) per common
     share

     Basic                                         $      (0.26)   $      0.26    $      (0.16)   $       (0.73)    $       0.15

     Diluted                                       $      (0.26)   $      0.25    $      (0.16)   $       (0.73)    $       0.15

Cash dividend - common stock                                  -              -               -                -                -

Weighted average common stock
     and common stock equivalents
     outstanding

     Basic                                           20,457,697      20,331,858     18,549,214       18,300,998       17,862,792

     Diluted                                         20,457,697      23,465,492     18,549,214       18,300,998       18,640,990

Present value of proved oil and
     gas reserves discounted at 10%
     (before estimated federal income taxes)       $ 17,074,502    $ 90,950,591   $ 25,498,996    $  26,822,980     $ 46,419,580

Working capital                                    $   (586,841)   $  2,760,837   $    (71,647)   $     128,813     $ (2,162,139)

Total assets                                       $ 41,759,903    $ 46,456,437   $ 43,264,070    $  46,564,782     $ 49,855,532

Total liabilities                                  $ 15,446,370    $ 15,288,069   $ 17,463,967    $  20,839,642     $ 20,736,779

Long-term debt, less current maturities            $  9,600,000    $ 11,624,000   $ 12,300,000    $  18,035,889     $ 12,182,610

Total stockholders' equity                         $ 26,313,533    $ 31,168,368   $ 25,800,103    $  25,725,140     $ 29,118,753

------------------------
(1)  Results include noncash charges of $2,177,128 in the fiscal quarter ended
     September 30, 2001 and $14,642,685 in the fourth quarter ended December 31,
     2001, in each case related to the impairment of oil and gas properties incurred in 2001and primarily a result of a decrease in year-end reserves and lower oil and gas prices.

(2)  Results include a noncash charge of $1,705,000 related to the impairment of oil and gas properties incurred in the fourth quarter of 1999, primarily a result of a decrease in year-end reserves.

(3)  Results include a noncash charge of $14,757,028 related to the impairment of oil and gas properties incurred in the fourth quarter of 1998, primarily a result of low oil and gas prices at year-end.
27 -------------------------------------------------------------------------------- ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -------------------------------------------------------------------------------- The following discussion is intended to assist you in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2001. You should read the following discussion and analysis in conjunction with our financial statements and the related notes. The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see "Cautionary Statement Regarding Forward Looking Statements" on page (ii). Basis of Presentation We account for our 30.675% interest in First Permian using the equity method of accounting. Under the equity method of accounting, we record our investment in First Permian at cost on the balance sheet. This is increased or reduced by our proportionate share of First Permian's income or loss, which is presented as one amount in the statements of income (loss). Our 30.675% share of First Permian's oil and gas reserves is presented separately under our oil and gas reserve information in Note 15 to the Financial Statements. At December 31, 2000, we recorded a loss of $500,576 in our investment in First Permian. Our loss was recorded as a net liability in our investment to the extent that we had guaranteed $10,000,000 of First Permian's bank debt. Effective October 25, 2000, we were released from this guarantee and, discontinued the equity method of accounting for our share of losses in First Permian. In 2001, we resumed the equity method of accounting as our portion of First Permian's net income exceeded the losses not recognized during the period the equity method was suspended. In 2001, we recorded equity in income of $840,529. General Our long-term business strategy is to increase oil and gas reserves, production, cash flow and earnings by: . using advanced technologies to conduct exploratory activities; . acquiring properties that we believe add incremental value; . investing in high-potential exploration prospects; . exploiting our existing producing properties; . emphasizing cost controls; and . positioning for opportunity. Since 1992, our primary focus has been exploratory drilling using 3-D seismic technology. Our long-term business strategy is to increase our reserve base by using this and other advanced technologies. Additionally, we intend to exploit our existing properties and acquire other properties we believe can be exploited by developing reserves not previously produced. We undertake projects only when we believe the project has the potential for initial cash flow adequate to return the project's capital expenditures within a short period of time, generally less than 36 months. We also endeavor to maximize the present value of our projects by accelerating production of our reserves consistent with prudent reservoir management and prevailing energy prices. 28 Following this strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and the Yegua/Frio/Wilcox gas trend onshore the gulf coast of south Texas. Additionally, we have acquired producing oil and gas properties in the Permian Basin of west Texas. Capital used to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flows from operations. Operating Performance Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas and our production volumes. The world price for oil has overall influence on the prices that we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are influenced by: . seasonal demand; . weather; . hurricane conditions in the Gulf of Mexico; . availability of pipeline transportation to end users; . proximity of our wells to major transportation pipeline infrastructures; and . to a lesser extent, world oil prices. Additional factors influencing our overall operating performance include: . production expenses; . overhead requirements; and . costs of capital. Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included: . cash flow from operations; . sales of our equity securities; and . bank borrowings. Depletion per EBO was $9.13 versus $8.18 in 2000 and $8.30 in 1999. The increase per EBO in 2001 was a result of an increase of approximately $4.7 million in the net oil and gas properties depletable base. Results of Operations Our business activities are characterized by frequent, and sometimes significant, changes in our: . reserve base; . sources of production; . product mix (gas versus oil volumes); and . the prices we receive for our oil and gas production. 29 Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three years ended December 31, 2001.
                                                              Year Ended December 31
                                                        -------------------------------------------------------
                                                            2001(1)             2000              1999(2)
                                                        ----------------- ------------------  -----------------

   Production and Prices
     Oil (Bbls)                                                  138,243            165,137            163,696
     Natural Gas (Mcf)                                         3,266,350          2,821,815          2,708,516
     EBO (Bbls)                                                  682,635            635,440            615,115
     Oil Price (per Bbl)                                         $ 24.80            $ 28.88            $ 17.32
     Gas Price (per Mcf)                                          $ 4.41             $ 4.38             $ 2.27
     Ratio of oil to gas price                                    5.62/1             6.59/1             7.63/1
     Increase (decrease) in production
     volumes over prior years                                         7%                 3%               (16%)

   Results in Operations per EBO:
     Oil and gas revenues                                        $ 26.13            $ 26.96            $ 14.59
     Costs and expenses:
     Production costs                                               5.74               4.88               3.83
     General and administrative                                     1.97               1.88               1.31
     Provision for losses on trade receivable                          -                  -               0.14
     Depreciation, depletion and amortization                       9.26               8.25               8.49
     Impairment of oil and gas properties                          24.64                  -               2.77
                                                        ----------------- ------------------  -----------------
           Total costs and expenses                              $ 41.61            $ 15.01            $ 16.54
                                                        ----------------- ------------------  -----------------

   Operating income (loss)                                      (15.48)             11.95              (1.95)
   Equity interest in earnings (loss)
     of First Permian, L.L.C.                                     1.23              (0.79)              0.32
   Interest expense, net                                         (0.97)             (1.76)             (2.39)
   Other income (expense), net                                   (0.64)              0.19               0.03
                                                        ----------------- ------------------  -----------------
           Pretax income (loss) per EBO                       $ (15.86)            $ 9.59            $ (3.99)
                                                        ================= ==================  =================

---------------------

(1)  Results include noncash charges of $2,177,128 and $14,642,685 during the third and fourth quarters, respectively related to the impairment of oil and gas properties incurred in 2001, primarily a result of a decrease in year-end reserves and lower oil and gas prices.

(2)  Results include a noncash charge of $1,705,000 related to the impairment of oil and gas properties incurred in the fourth quarter of 1999, primarily a result of a decrease in year-end reserves.
30 The following table shows the percentage of total revenues represented by each item reflected on our statements of income (loss) for the periods indicated.
                                                                               Twelve Months Ended December 31,
                                                                      ---------------------------------------------------
                                                                          2001               2000             1999
                                                                      ----------------    -------------    --------------

Oil and gas revenues                                                       100.0%              100.0%           100.0%
Cost and expenses:
       Production costs                                                     21.9                18.1             26.2
       General and administrative                                            7.5                 6.9              8.9
       Provision for losses on trade receivables                             -                   -                1.0
       Depreciation, depletion and amortization                             35.4                30.6             58.2
       Impairment of oil and gas properties                                 94.3                 -               19.0
                                                                      ----------------    -------------    --------------
            Total costs and expenses                                       159.1                55.6            113.3
                                                                      ----------------    -------------    --------------
Operating income (loss)                                                    (59.1)               44.4            (13.3)
                                                                      ----------------    -------------    --------------
Interest expense, net                                                       (3.7)               (6.5)           (16.4)
Other income (loss), net                                                    (2.4)                0.7              0.2
                                                                      ----------------    -------------    --------------
                                                                            (6.1)               (5.8)           (16.2)
Equity in earnings (loss) of First Permian, LLC                              4.7                (2.9)             2.2
                                                                      ----------------    -------------    --------------
                                                                            (1.4)               (8.7)           (14.0)
                                                                      ----------------    -------------    --------------
         Pretax income (loss)                                              (60.5)               35.7            (27.3)

Income Tax expense (benefit)                                                34.3                (0.8)             -
                                                                      ----------------    -------------    --------------

         Net income (loss)                                                 (26.2)%              34.9%           (27.3)%
                                                                      ================    =============    ==============

------------------

(1)  Results include noncash charges of $2,177,128 in the fiscal quarter ended
     September 30, 2001 and $14,642,685 in the fourth quarter ended December 31,
     2001, in each case related to the impairment of oil and gas properties incurred in 2001and primarily a result of a decrease in year-end reserves and lower oil and gas prices.

(2)  Results include a noncash charge of $1,705,000 related to the impairment of oil and gas properties incurred in the fourth quarter of 1999, primarily a result of a decrease in year-end reserves.
Critical Accounting Policies and Practices Full Cost. Parallel accounts for its oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Costs of nonproducing properties, wells in process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. At the end of each quarter, the net capitalized costs of our oil and natural gas properties is limited to the lower of unamortized cost or a ceiling. Provision for depletion of oil and gas properties, under the full cost method, is calculated using the unit of production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. 31 Our discounted present value of proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Our reserve estimates are prepared by outside consultants. The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of depreciation, depletion and amortization. While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are held constant indefinitely. Because the ceiling calculation dictates that we use prices in effect as of the last day of the applicable quarter, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than prices we actually receive in the long-term, which are a barometer for true fair value. Impairment of Assets. Under the full cost accounting rules, the capitalized costs of oil and gas properties may not exceed a "ceiling limit", which is based on the present value of estimated future net revenues, net of income tax effects, from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the net capitalized costs of our oil and natural gas properties exceed the ceiling, we are subject to a ceiling test write-down to the extent of such excess. A ceiling test write-down is a non-cash charge to earnings. It reduces earnings and impacts stockholders' equity in the period of occurrence and results in lower depreciation, depletion and amortization expense in future periods. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices decline. If commodity prices deteriorate, it is possible that we could incur an impairment in 2002. Deferred Tax Asset. The deferred tax asset represents future tax deductions, tax credits and carryforwards that are expected to be realized by reducing future income tax expense. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Our estimate of future taxable income is impacted by the historical volatility in crude oil and gas prices, the uncertainty of future commodity prices, and our history of generating net losses. In 2000, management was unable to conclude that it was more likely than not that we would be able to utilize all the available carryforwards prior to their ultimate expiration. In 2001, the valuation allowance was reversed as we expect to be able to utilize carryforwards prior to their expiration due to the impending sale of our investment in First Permian. If the sale of First Permian's assets does not occur, our assessment of the deferred tax asset will change and a valuation allowance may be necessary. Years Ended December 31, 2001 and December 31, 2000 Oil and Gas Revenues. Parallel's total oil and gas revenues for 2001 were $17,840,024, an increase of $705,522 or approximately 4%, from $17,134,502 for 2000. The increase in revenues 32 for 2001, compared to 2000, is related to a 3% decline in the average prices we received for our oil and natural gas production volumes, and to a 7% increase in production volumes. Production. On an equivalent barrel basis, 2001 production totaled 682,635 EBO compared with 635,440 EBO in 2000, a 7% increase, resulting from a 16% increase in natural gas production. The increase in natural gas production was primarily due to increased drilling activity in 2001. Production Costs. The increase in production costs for 2001, compared with 2000, was primarily the result of adding higher cost oil and gas production, an increase in ad valorem taxes and, to a lesser degree, an increase in production volumes. Production costs increased $821,306 or 26%, to $3,920,840 for the twelve months ended December 31, 2001, from $3,099,534 for the same period of 2000. Production costs as a percentage of revenues increased primarily because of slightly lower oil and gas prices. Average production costs per EBO increased 18% to $5.74 for the twelve months ended December 31, 2001 compared to $4.88 in the same period of 2000. General and Administrative Expenses. General and administrative expenses increased $154,927 or 13% to $1,346,454 for the year ended December 31, 2001, from $1,191,527 for the same period of 2000. The increase in general and administrative expenses was primarily related to salary and benefit adjustments and increased franchise taxes. General and administrative expenses as a percentage of revenues increased to 8% for the year ended December 31, 2001 versus 7% for the same period in 2000. This increase is primarily a result of the low oil and gas prices we received in 2001, which reduced revenues. Depreciation, Depletion and Amortization Expense. DD&A expenses for 2001 increased $1,078,900, or 21% to $6,318,105 from $5,239,205 for 2000. As a percentage of revenues, DD&A increased to 35% compared to 31% last year. The DD&A rate per EBO increase to $9.26 for the year ended December 31, 2001 from $8.25 for the same period of 2000. The increase in the DD&A rate per EBO is attributable to an increase in net depletable property basis and a decrease in reserves as of December 31, 2001. Impairment of Oil and Gas Properties. During the third and fourth quarters of 2001, we recognized a noncash impairment charge of $2,177,128 and $14,642,685 respectively, related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of the effect of significantly lower oil and natural gas prices on both proved and unproved oil and gas properties. We did not recognize an impairment in 2000. Under full cost accounting rules, each quarter we are required to perform a ceiling test calculation. The full cost pool carrying values cannot exceed a company's future net revenues from its proved reserves, discounted at 10% per annum using constant current product prices, and the lower of cost or market of unproved properties. At December 31, 2001, oil and natural gas prices were lower compared with 2000 year-end prices, resulting in an impairment charge to the full cost carrying value of our oil and gas properties. The ceiling test was computed using the net present value of reserves at December 31, 2001 based on prices of $16.75 per Bbl of oil and $2.72 per Mcf of natural gas. Net Interest Expense. Net interest expense decreased $461,011 or 41%, to $659,069 for the year ended December 31, 2001, from $1,120,080 for the same period of 2000. This decrease was principally a result of a decrease in average borrowings from our revolving line of credit facility and lower interest rates. Income Tax Benefit (Expense). A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2000, we established a valuation allowance against deferred tax assets of $2,062,954. This was due to the historical 33 volatility in crude oil and gas prices, the uncertainty of future commodity prices, and our history of generating net losses. Management was unable to conclude that it is more likely than not that we will be able to utilize all the available carryforwards prior to their ultimate expiration. In 2001 the valuation allowance was reversed as we expected to be able to utilize the available carryforwards prior to their expiration due to the impending sale of our investment in First Permian. We recognized a tax expense in 2000 of $130,000 related to alternative minimum tax. Our effective tax rate for 2001 was approximately 56% versus 2.1% in 2000 due to the deferred tax asset valuation allowance provided in 2000. You should read Note 5 of the Notes to the Financial Statements on page F-15, included in Item 8 - Financial Statements and Supplementary Data, for further discussion of our income tax provisions and benefits. Net Income (Loss) and Cash Flow From Operations. Our net loss, before preferred stock dividends, was $4,707,575 for the year ended December 31, 2001, compared with net income of $5,977,328 for the year ended December 31, 2000. The 2001 loss was primarily caused by a third and fourth quarter 2001 noncash impairment charge to oil and gas properties totaling $16,819,813, the result of slightly lower oil and gas prices at year-end 2001. Other factors contributing to the loss included: . increase in DD&A expenses, again a result of the low commodity price environment and an impairment charge to unproved properties, which increased the full cost pool; . a 41% decrease in net interest expense due to decreased bank borrowings; . a 3% decrease in the average price we received for our production; and . a 7% increase in production volumes. Cash flow from operations for 2001 increased approximately $2,664,714 or 25%, to $13,382,953 compared with $10,718,239 for the year ended December 31, 2000. The increase is primarily due to a $2,695,549 decrease in accounts receivable offset by a $702,325 decrease in accounts payable and accrued liabilities. Years Ended December 31, 2000 and December 31, 1999 Oil and Gas Revenues. Parallel's total oil and gas revenues for 2000 were $17,134,502, an increase of $8,160,461, or approximately 91%, from $8,974,041 for 1999. The increase in revenues for 2000, when compared with 1999, is related to a 3% increase in production volumes and an 85% increase in the average price per EBO we received for our oil and gas sales. Production. On an equivalent barrel basis, production volumes in 2000 totaled 635,440 EBOs compared with 615,115 EBOs in 1999. The 3% increase in production was primarily due to increased drilling activity in 2000, which resulted in more wells being placed in production. Production Costs. The rise in production costs for 2000, when compared with 1999, was primarily the result of increased production taxes associated with increased revenues and, to a lesser degree, a slight increase in production volumes. Production costs increased $745,802 or 32%, to $3,099,534 for the twelve months ended December 31, 2000, from $2,353,732 for the same period of 1999. Production costs as a percentage of revenues decreased primarily because of higher oil and gas prices, which resulted in higher revenues. Average production costs per EBO increased 27% to $4.88 for the twelve months ended December 31, 2000 compared to $3.83 in the same period of 1999, primarily because of increased production taxes. General and Administrative Expenses. General and administrative expenses increased $385,593, or 48%, to $1,191,527 for the year ended December 31, 2000, from $805,934 in 1999. The increase was primarily related to increases in legal and public reporting costs. General and administrative expenses as a percentage of revenues decreased to 6.9% for the year ended December 31, 2000 versus 34 8.9% for the same period in 1999. This decrease is primarily a result of higher oil and gas prices, which increased revenues. Depreciation, Depletion and Amortization Expense. DD&A expenses for 2000 increased $15,705 to $5,239,205 versus $5,223,500 in 1999. This increase was primarily the result of a 3% increase in production volumes. DD&A expense as a percentage of revenues decreased primarily because of higher oil and gas revenues. Impairment of Oil and Gas Properties. During 2000, we did not recognize any impairment charge. During the fourth quarter of 1999, we recognized a noncash impairment charge of $1,705,000 related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets in 1999 was primarily the result of a decrease in our year-end proved reserves. Under full cost accounting rules, each quarter we are required to perform a ceiling test calculation. The full cost pool carrying values cannot exceed a company's future net revenues from its proved reserves, discounted at 10% per annum using constant current product prices, and the lower of cost or market of unproved properties. The ceiling test was computed using the net present value of reserves at December 31, 2000 based on prices of $25.00 per Bbl of oil and $10.18 per Mcf of natural gas. The prices used to compute the ceiling test in 1999 were $24.75 per Bbl and $2.20 per Mcf. Net Interest Expense. Net interest expense decreased $349,127, or 24%, to $1,120,080 for the year ended December 31, 2000 compared with $1,469,207 for the same period of 1999. This decrease was principally a result of lower average borrowings from our revolving line of credit facility and an increase in interest income. Income Tax Benefit (Expense). For the year ended December 31, 2000, we recognized tax expense of $130,000. For the year ended December 31, 1999, we did not recognize an income tax benefit or expense. Our effective tax rate for 2000 was approximately 2.1% versus 0% in 1999. You should read Note 5 to the Financial Statements on page F-14, included in Item 8 - Financial Statements and Supplementary Data, for further discussion of our income tax provisions and benefits. Net Income (Loss) and Cash Flow from Operations. Our net income, before preferred stock dividends, was $5,977,328 for the year ended December 31, 2000 compared with a net loss of $2,450,457 for the year ended December 31, 1999. We realized net income in 2000 primarily because of substantially higher oil and gas prices, which increased revenues, and a 3% increase in production volumes. The 1999 loss was primarily caused by a fourth quarter 1999 noncash impairment charge to oil and gas properties totaling $1,705,000 and decreased revenues resulting from a decline in production volumes. Cash flow from operations for 2000 increased approximately $7,288,005, or 212%, to $10,718,239 compared with $3,430,234 for the year ended December 31, 1999. The increase was primarily associated with the $8,160,461 increase in oil and gas revenues offset by an increase in production costs of $745,802. 35 Capital Resources and Liquidity Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depend on many factors, including the prices of oil and natural gas. Our primary sources of cash during 2001 were funds generated from operations and bank borrowings. Funds were used primarily for exploration and development expenditures, dividend payments on our preferred stock and the repayment of borrowings under our revolving credit facility. During 2001, we spent $11,470,000 on exploration and development, seismic data processing and leasehold acquisitions. Long-term debt, excluding current maturities, decreased by $2,024,000 to $9,600,000. At December 31, 2001, Parallel had $3,351,044 in cash and total assets of $41,759,903. On January 25, 2002, we entered into a loan agreement with First American Bank, SSB, Midland, Texas, to refinance the outstanding indebtedness under the loan agreement with our former bank lender. Our new loan agreement with First American Bank provides us with a revolving credit facility. We can borrow, repay and reborrow amounts up to the lesser of $30 million or the borrowing base in effect from time to time. At January 25, 2002, the initial borrowing base was set at $13 million. The borrowing base automatically reduces by $300,000 each month, beginning on May 1, 2002. When we closed the loan transaction, $12,065,589, bearing interest at 5.00%, was outstanding under the credit facility. The interest rate on amounts drawn under the revolving credit facility is, at our election, either the bank's base rate or the Eurodollar rate plus 2.75%. However, the interest rate may never be less than 5.00%. The borrowing base and the monthly automatic borrowing base reduction are redetermined by the bank semi-annually on or about May 1 and November 1 of each year, or at any other time the bank elects. If, as a result of the bank's redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we must either provide additional collateral to the bank or prepay the principal of the note in an amount equal to the excess. If the outstanding principal amount of our loan exceeds the borrowing base as a result of the automatic $300,000 monthly reduction, we must immediately repay to the bank an amount equal to the difference between the outstanding principal balance of the loan and the borrowing base. We do not have the option to pledge additional collateral in this circumstance. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly. The revolving credit facility matures January 25, 2006. Substantially all of our producing properties are pledged to the bank as collateral for the payment and performance of our liabilities and obligations under the loan agreement. We are highly dependent on bank borrowings to fund our exploration and drilling activities. Our borrowing base is generally equivalent to the loan value of our producing oil and gas properties as determined by the bank in its sole discretion. If our borrowing base declines significantly, our liquidity would be suddenly and materially limited. If the borrowing base is increased, we are required to pay a one-quarter of one percent (.25%) fee on each subsequent increase. Under the terms of our loan agreement, ceiling test writedowns are excluded in determining whether we meet our net worth covenant. Our bank borrowings have been incurred to finance our property acquisition, 3-D seismic surveys, enhancement and drilling activities. In addition to customary affirmative covenants, the loan agreement contains various restrictive covenants and compliance requirements, including: 36 . maintaining certain financial requirements; . limitations on additional indebtedness; . prohibiting the payment of dividends on our common stock; . limitations on the disposition of assets; . prohibiting liens (other than in favor of the bank) to exist on any of our properties; and . limitations on investments, mergers, forming subsidiaries, affiliate transactions, changes in accounting methods, rental and lease payments and derivative transactions. If we have borrowing capacity under our loan agreement, we intend to borrow, repay and reborrow under the revolving credit facility from time to time as necessary, subject to borrowing base limitations, to fund: . interpretation and processing of 3-D seismic survey data; . lease option exercises; . drilling activities on our properties in the Yegua/Frio/Wilcox gas trend; . developmental drilling on our Permian Basin properties, when economically feasible; . other drilling expenditures and acquisition opportunities; and . general corporate purposes. At December 31, 2001 we had 974,500 shares of 6% convertible preferred stock outstanding. The preferred stock: . requires us to pay dividends of $.60 per annum, semi-annually on June 15 and December 15 of each year. . is convertible into common stock at any time, at the option of the holder, into 2.8751 shares of common stock at an initial conversion price of $3.50 per shares, subject to adjustment in certain events. . is redeemable at our option, in whole or in part, for $10 per share, plus accrued dividends. . has no voting rights, except as required by applicable law, and, except that as long as any shares of preferred stock remain outstanding, the holders of a majority of the outstanding shares of the preferred stock may vote on any proposal to change any provision of the preferred stock which materially and adversely affects the rights, preferences or privileges of the preferred stock. . is senior to the common stock with respect to dividends and on liquidation, dissolution or winding up of Parallel. . has a liquidation value of $10 per share, plus accrued and unpaid dividends. In January, 2002, our Board determined that Parallel should hedge natural gas prices for one-half of its natural gas production. After reviewing alternative strategies, we entered into commodity derivative contracts in the form of put options on gas prices. These put options create a sales price floor for part of our gas production. We believe put floors provide us with the advantage of no margin requirements, participating in the upside of potential increases in natural gas prices and establishing a minimum selling price at a fixed cost. However, put floors can also be expensive if markets do not change, and in most cases the protection of a floor will not be immediately realized at current levels. In January and February, 2002, we purchased put floors with a counterparty to sell notional volumes of 210,000 Mcf of gas per 37 month for the seven-month period April 2002 through October, 2002, at a floor price of $2.40 per Mcf based on NYMEX pricing. The cost of implementing these hedges was $311,930 and $79,179, respectively, or approximately $56,000 per month for the seven-month period. These derivatives are not held for trading purposes. Realized gains or losses from the settlement of the put floors are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using a floor price of $2.40 for the month of April, 2002, if the settlement price was less than $2.40, then an increase in gas revenues would have been recorded for the difference between the settlement price and $2.40 multiplied by the notional volume of 210,000 Mcf of natural gas. As a further example, for the month of April, 2002, if the settlement price was $2.20, then gas revenues would have increased by $42,000. Conversely, if the settlement price exceeded the floor of $2.40, then a reduction in gas revenues would be recorded to the extent of $61,000, the actual premium we paid for our April contract. Future Capital Requirements Our capital expenditure budget for 2002 is approximately $8.0 million and is highly dependent on future oil and gas prices and the availability of funding. These expenditures will be governed by the following factors: . internally generated cash flows; . availability of borrowing under our current loan agreement; . additional sources of financing; and . future drilling successes. In selected cases, we may elect to reduce our interest in higher risk, higher impact projects. We may also sell certain non-core producing properties to raise funds for capital expenditures. The following table is a summary of significant contractual cash obligations:
                                                          Obligation Due in Period
                                       ----------------------------------------------------------
     Contractual Cash Obligations           2002           2003           2004         2005         Total
-------------------------------------- --------------------------------------------------------------------
                                                                          (000s)

Revolving Credit Facility (secured)          $ 2,400        $ 3,600       $ 3,600      $ 2,400    $ 12,000
Office Lease                                 $    54        $    54       $    22                 $    130
Outlook The oil and gas industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of oil and gas reserves. Historically, our capital expenditures have been financed primarily with: . internally generated cash from operations; . proceeds from bank borrowings; and . proceeds from sales of equity securities. The continued availability of these capital sources depends upon a number of variables, including: 38 . our proved reserves, . the volumes of oil and gas we produce from existing wells; . the prices at which we sell oil and gas; and . our ability to acquire, locate and produce new reserves. Each of these variables materially affects our borrowing capacity. We may from time to time seek additional financing in the form of: . increased bank borrowings; . sales of Parallel's securities; . sales of non-core properties; or . other forms of financing. We do not have agreements for any future financing and there can be no assurance as to the availability or terms of any such financing. Trends and Prices Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other factors on the prices we receive for our oil and gas. During 2001, the average sales price we received for our oil production was approximately $24.80 per Bbl, as compared with $28.88 in 2000, while the average sales price for our gas was approximately $4.41 per Mcf in 2001, as compared with $4.38 per Mcf in 2000. At March 1, 2002, we were receiving an average of $22.40 per Bbl for our oil production and $2.38 per Mcf for our gas production. Inflation Inflation has not had a significant impact on our financial condition or results of operations. We do not believe that inflation poses a material risk to our business. Recent Accounting Pronouncements In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of December 31, 2001, the Company expects no impact to the financial statements, upon adoption, as no business combinations have been entered into, thus the potential for associated goodwill does not currently exist. Also, the FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements. 39 On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact to its financial statements. -------------------------------------------------------------------------------- ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -------------------------------------------------------------------------------- Market Risk and Interest Rate Sensitivity Our only financial instrument sensitive to changes in interest rates is our bank debt. Our annual interest costs in 2002 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in December, 2001. You should read Note 3 of the Notes to the Financial Statements and Supplementary Data for further discussion of our debt that is sensitive to interest rates.
                                           2002           2003           2004         2005         Total    Fair Value
                                       ---------------------------------------------------------------------------------
                                                               (000s, except interest rates)

Variable rate debt:
Revolving Facility (secured)                 $ 2,400        $ 3,600       $ 3,600      $ 2,400    $ 12,000     $ 12,000
Average interest rate                          5.00%          5.00%         5.00%        5.00%
At February 1, 2002, we had bank loans in the amount of $12,565,589 outstanding at an average interest rate of 5.00%. Borrowings under our new credit facility bear interest, at our election, at (i) the bank's base rate or (ii) the Eurodollar rate, plus 2.75%, but in no event less than 5.00%. As a result, our annual interest cost in 2002 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2002, the impact on interest expense of a ten percent change in the average interest rate would be approximately $691,107. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value. Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $16.81 per barrel to a monthly high of $33.95 per barrel during 2001. Natural gas prices we received during 2001 ranged from a monthly low of $1.08 per Mcf to a monthly high of $11.81 per Mcf. A significant decline in the prices of natural gas or oil could have a material adverse effect on our financial condition and results of operations. Historically, we have not entered into hedging arrangements and have not had any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they may also limit the ability to benefit from favorable market price changes. However, as we described on page 37, in January, 2002, our Board determined that Parallel should hedge natural gas prices for one-half of its natural gas production. After reviewing alternative strategies, we entered into commodity derivative contracts in the form of put options on gas prices. These put options create a sales 40 price floor for part of our gas production. We believe put floors provide us with the advantage of no margin requirements, participating in the upside of potential increases in natural gas prices and establishing a minimum selling price at a fixed cost. However, put floors can also be expensive if markets do not change, and in most cases the protection of a floor will not be immediately realized at current levels. In January and February, 2002, we purchased put floors with a counterparty to sell notional volumes of 210,000 Mcf of gas per month for the seven-month period April, 2002 through October, 2002, at a floor price of $2.40 per Mcf based on NYMEX pricing. The cost of implementing these hedges was $311,930 and $79,179, respectively, or approximately $56,000 per month for the seven-month period. These derivatives are not held for trading purposes. Realized gains or losses from the settlement of the put floors are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using a floor price of $2.40 for the month of April, 2002, if the settlement price was less than $2.40, then an increase in gas revenues would have been recorded for the difference between the settlement price and $2.40 multiplied by the notional volume of 210,000 Mcf of natural gas. As a further example, for the month of April, 2002, if the settlement price was $2.20, then gas revenues would have increased by $42,000. Conversely, if the settlement price exceeded the floor of $2.40, then a reduction in gas revenues would be recorded to the extent of $61,000, the actual premium we paid for our April contract. The following table illustrates our gas hedge, which we entered into in the first quarter of 2002.
                                                                  Average
                                                                  Cost of
                         Mcf Per                                 Floor per
       Period              Day        Total Mcf    Commodity        Mcf
--------------------- -------------  ----------- -------------- ------------

April 2002                  7,000       210,000  natural gas       $ 0.2893

May 2002                    7,000       210,000  natural gas       $ 0.2657

June 2002                   7,000       210,000  natural gas       $ 0.2486

July 2002                   7,000       210,000  natural gas       $ 0.2414

August 2002                 7,000       210,000  natural gas       $ 0.2479

September 2002              7,000       210,000  natural gas       $ 0.2679

October 2002                7,000       210,000  natural gas       $ 0.2751
-------------------------------------------------------------------------------- ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -------------------------------------------------------------------------------- Parallel's financial statements and supplementary financial data are included in this report beginning on page F-1. 41 -------------------------------------------------------------------------------- ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE -------------------------------------------------------------------------------- None. PART III -------------------------------------------------------------------------------- ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -------------------------------------------------------------------------------- The Directors and executive officers of Parallel at March 1, 2002 are as follows:
            Name                       Age              Director                   Position with Company
                                                         Since
------------------------------     ------------     -------------    --------------------------------------------------

Thomas R. Cambridge                    66              1985          Chairman of the Board of Directors
                                                                     and Chief Executive Officer
Larry C. Oldham                        48              1979          Director, President and Treasurer
Dewayne E. Chitwood(2)                 64              2001          Director
Martin B. Oring(1)(2)                  56              2001          Director
Charles R. Pannill(1)(2)               75              1982          Director
Jeffrey G. Shrader(1)(2)               51              2001          Director
Eric A. Bayley                         53                -           Vice President of Engineering and Production
John S. Rutherford                     41                -           Vice President of Land and Administration

------------------------------

(1)    Member of the Audit Committee
(2)    Member of the Compensation Committee
Mr. Cambridge is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such oil and gas activities have been carried out through Cambridge Production, Inc., a Texas corporation. He received a Bachelors degree in geology from the University of Nebraska in 1958 and a Master of Science degree in geology from the University of Nebraska in 1960. Mr. Oldham, a founder of Parallel, has served as an officer and Director since its formation in 1979. Before Parallel's formation, Mr. Oldham was employed by Dorchester Gas Corporation during the period 1976 to 1979 and by KPMG Peat Marwick LLP during 1975 and 1976. Mr. Oldham became President of Parallel in October, 1994, and served as Executive Vice President before that time. Mr. Oldham is a member of the American Institute of Certified Public Accountants and the Permian Basin Landman's Association. He received a Bachelor of Business Administration degree from West Texas State University in 1975. Mr. Chitwood is president, chief executive officer and a manager of Wes-Tex Holdings, LLC, the general partner of Wes-Tex Drilling Company, L.P., a partnership engaged in oil and gas exploration and production. During the five-year period preceding Mr. Chitwood's association with Wes-Tex in 1997, he was an owner and founder of CBS Insurance L.P., a general insurance agency. 42 Mr. Oring is the president and owner of Wealth Preservation, LLC, a financial counseling firm founded by Mr. Oring in January, 2001. From 1998 to December, 2000, Mr. Oring was Managing Director Executive Services of Prudential Securities Incorporated, and from 1996 to 1998, Mr. Oring was Managing Director Capital Markets of Prudential Securities Incorporated. From 1989 to 1996, Mr. Oring was Manager of Capital Planning for The Chase Manhattan Corporation. Mr. Pannill was employed by The Western Company of North America for over thirty years until his retirement in February, 1982. During his employment with The Western Company of North America, Mr. Pannill served in various capacities, including those of an executive officer and director. He received a Bachelor of Science degree in Geology from Texas A&M University in 1950. Mr. Shrader has served as a shareholder in the law firm of Sprouse, Smith & Rowley, P.C., Amarillo, Texas, since January, 1993. Mr. Shrader has also been a director of Hastings Entertainment, Inc. since 1992. Mr. Bayley has been Vice President of Engineering and Production of Parallel since June, 2001. From October, 1993 until June, 2001, Mr. Bayley was employed as Manager of Engineering. From December, 1990 to October, 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to Parallel. Mr. Bayley graduated from Texas A&M University in 1978 with a Bachelor of Science degree in Petroleum Engineering, and in 1984, Mr. Bayley graduated from the University of Texas of the Permian Basin with a Master's of Business Administration degree. Mr. Rutherford has been Vice President of Land and Administration of Parallel since June, 2001. From October 1993 until June, 2001, Mr. Rutherford was employed as Manager of Land/Administration. From May, 1991 to October, 1993, Mr. Rutherford served as a consultant to Parallel, devoting substantially all of his time to Parallel's business. Mr. Rutherford graduated from Oral Roberts University in 1982 with a degree in Education and in 1986, he graduated from Baylor University with a Master's degree in Business Administration. Directors hold office until the annual meeting of stockholders following their election or appointment and until their respective successors have been duly elected or appointed. Officers are appointed annually by the Board of Directors to serve at the Board's discretion and until their respective successors in office are duly appointed. There are no family relationships between any of Parallel's Directors or officers. Key Employees In addition to the services provided by our officers, Parallel also relies extensively on the key employees identified below. Rebecca A. Burrell, Manager of Accounting, has been a full-time employee of Parallel since January, 1985. Ms. Burrell graduated from Jacksonville College in 1974 with a degree in accounting and has worked in oil and gas accounting since 1978. Diane C. DePrang, Accountant, has been a full-time employee of Parallel since September, 1994. Ms. DePrang attended West Texas State University and Midland College, with a major in business/accounting. Ms. DePrang has worked in the oil and gas business, in various capacities, since 1974. Cynthia Thomason, Manager of Investor Relations, has been a full-time employee of Parallel since December, 1997. Mrs. Thomason graduated from the University of Texas of the Permian Basin in 1988 with a Bachelor of Science degree in Mathematics and a minor in Business Administration. 43 Cynthia Williams, Receptionist, has been a full-time employee of Parallel since April, 2001. Mrs. Williams graduated from Midland College in 1982 with an Associate of Science degree in Business Administration. Consulting Arrangements As part of our overall business strategy, we continually monitor and control our general and administrative expenses. Decisions regarding our general and administrative expenses are made within parameters we believe to be compatible with our size, the level of our activities and projected future activities. Our goal is to keep general and administrative expenses at acceptable levels, without impairing the quality of services and organizational structure necessary for conducting our business. In this regard, we retain outside advisors and consultants to provide technical and administrative support services in the operation of our business. From time to time, we grant consultants overriding royalty interests, working interests, or options to acquire working interests, in wells in which we own an interest. We believe these types of compensation arrangements enable us to attract, retain and provide additional incentives to qualified and experienced consultants. Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934 requires Parallel's Directors and officers to file periodic reports with the SEC. These reports show the Directors' and officers' ownership and the changes in ownership, of Parallel's common stock and other equity securities. To our knowledge, all Section 16(a) filing requirements were complied with during 2001, except that one transaction involving Mr. Oldham's exercise of an employee stock option was reported in one Form 4 report that was filed late. 44 -------------------------------------------------------------------------------- ITEM 11. EXECUTIVE COMPENSATION -------------------------------------------------------------------------------- Summary of Annual Compensation The table below shows a summary of the types and amounts of compensation paid to our executive officers during the last three years.
                                             Summary Compensation Table
                                                                                        Long-Term Compensation
                                                                                    --------------------------------
                                                 Annual Compensation                  Awards                Payouts
                                      -------------------------------------------   ---------------------- ---------
                                                                       Other        Restricted Securities                 All
                                                                      Annual          Stock    Underlying    LTIP        Other
           Name and                        Salary        Bonus     Compensation      Awards     Options/   Payouts   Compensation
      Principal Position         Year       ($)           ($)           ($)            ($)       SAR(#)      ($)          ($)
------------------------------- ------- ----------- ------------ --------------   ---------- ----------- --------- --------------

T. R. Cambridge                  2001    $  91,362     $ 26,000       $    900            0     100,000         0              0
Chief Executive Officer          2000    $  77,755     $  2,000       $    900            0           0         0              0
and Chairman of the Board        1999    $  77,755     $  1,000       $    900            0      50,000         0              0

L. C. Oldham                     2001    $ 170,392     $ 26,000       $ 17,922 (1)        0     200,000         0       $ 14,470 (2)
President                        2000    $ 161,000     $  2,000       $ 10,067            0           0         0       $ 12,230
and Director                     1999    $ 125,000     $  1,000       $ 20,221            0     100,000         0        $ 5,771

E. A. Bayley                     2001    $  96,155     $ 13,000       $ 15,705 (3)        0      50,000         0        $ 6,489 (4)
Vice President of Engineering

J. S. Rutherford                 2001    $ 103,411     $ 13,000       $ 15,028 (5)        0      50,000         0        $ 6,925 (6)
Vice President of Land/Admin.

-----------------------------------

(1)  These amounts include insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $16,366 for 2001;
     $7,058 for 2000; and $18,534 for 1999.

(2)  For 2001, such amount includes $11,724 contributed by Parallel to Mr.
     Oldham's individual retirement account maintained under the 408(k)
     simplified employee pension plan/individual retirement account and the reimbursement to Mr. Oldham of $2,988 for income tax preparation and planning. For 2000, such amount includes $9,750 contributed by Parallel to
     Mr. Oldham's retirement account and the reimbursement to Mr. Oldham of
     $2,480 for income tax preparation and planning. The amount shown for 1999 includes Parallel's contribution of $3,750 to Mr. Oldham's retirement account and reimbursement of $2,021 for income tax preparation.

(3)  This amount includes insurance premiums in the amount of $14,808 for nondiscriminatory group life, medical, disability and dental insurance.

(4)  This amount represents Parallel's contribution to Mr. Bayley's individual retirement account maintained under the 408(k) simplified employee pension plan/individual retirement account.

(5)  This amount includes insurance premiums in the amount of $13,155 for nondiscriminatory group life, medical, disability and dental insurance.

(6)  This amount represents Parallel's contribution to Mr. Rutherford's individual retirement account maintained under the 408(k) simplified employee pension plan/individual retirement account.
45 Stock Options Parallel uses stock options as part of the overall compensation of Directors, officers and employees. Summary descriptions of our stock option plans are included in this report so you can review the types of options we have granted and the significant features of our stock options. In the following table, we show certain information with respect to stock options granted in 2001 to the named executive officers.
                                     Option/Sar Grants in Last Fiscal Year
                                           Individual Grants
                         --------------------------------------------------------------       Potential Realizable
                                                                                                 Value at Assumed
                            Number of         Percent of                                     Annual Rates of Stock
                           Securities        Total Options                                    Price Appreciation for
                            Underlying        Granted to     Exercise of                         Option Term (2)
                            Options          Employees in     Base Price    Expiration    ---------------------------------
Name                      Granted (#)        Fiscal Year (1)    ($/Sh)         Date           5%($)           10%($)
                         ---------------    ---------------- ------------- ------------  -------------- ------------------

T. R. Cambridge                 100,000 (3)           25.0%        $ 4.97    6/20/2011       $ 313,110          $ 790,230

L. C. Oldham                    200,000 (4)           50.0%        $ 4.97    6/20/2011       $ 626,220        $ 1,580,460

E. A. Bayley                     50,000 (5)           12.5%        $ 4.97    6/20/2011       $ 156,555          $ 395,115

J. S. Rutherford                 50,000 (5)           12.5%        $ 4.97    6/20/2011       $ 156,555          $ 395,115

------------------------

(1)  Percentages are calculated excluding from the denominator the stock options granted to Mr. Cambridge since he is not an employee.

(2)  These amounts are calculated based on the indicated annual rates of appreciation and annual compounding from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. There is no assurance that the amounts reflected in this table will be achieved.

(3)  A nonqualified stock option to purchase 100,000 shares of common stock was granted to Mr. Cambridge on June 20, 2001 under Parallel's 2001 Nonemployee
     Directors' Stock Option Plan. The option is exercisable in two equal annual installments on December 21, 2001 and June 21, 2002.

(4)  On June 20, 2001 an incentive stock option to purchase 200,000 shares of common stock was granted to Mr. Oldham under Parallel's 1998 Stock Option
     Plan. The option is exercisable in ten equal annual installments, commencing January 1, 2002.

(5)  On June 20, 2001, nonstatutory stock options to purchase 50,000 shares of common stock were granted to Mr. Bayley and Mr. Rutherford. The options were granted under Parallel's Employee Stock Option Plan and are exercisable in two equal installments on June 20, 2002 and June 20, 2003.
46 The following table shows certain information about stock options exercised in 2001 and the value of unexercised stock options held by Parallel's executive officers at December 31, 2001.
                                                     Aggregated Option/SAR Exercises in
                                             Last Fiscal Year and Fiscal Year - End Option/SAR Values
                                                                                                           Value of
                                                          Number of Securities Underlying                Unexercised
                             Shares          Value         Unexercised Options at Fiscal            in-the-Money Options
                           Acquired on      Realized      Year-End(2)                             at Fiscal Year-End ($)(2)
                                                        ------------------------------------  ----------------------------------
          Name              Exercise         ($)(1)       Exercisable       Unexercisable      Exercisable      Unexercisable
------------------------- --------------  ------------- ----------------- ------------------  --------------   -----------------

T. R. Cambridge                       -      $      -            350,000             50,000       $  68,000 (3)            $ -  (3)

L. C. Oldham                    247,000      $ 670,340           400,000            200,000       $ 136,700 (4)            $ -  (4)

E. A. Bayley                          -       $      -           205,000             50,000       $  54,680 (5)            $ -  (5)

J. S. Rutherford                 11,250       $ 25,875           108,750             50,000       $  54,680 (6)            $ -  (6)

-------------------------

(1)  The value realized is equal to the fair market value of a share of common stock on the date of exercise, less the exercise price of the stock options exercised.

(2)  The value of in-the-money options is equal to the fair market value of a share of common stock at fiscal year-end ($3.18 per share), based on the last sale price of Parallel's common stock, less the exercise price.

(3)  At December 31, 2001, the exercise prices of exercisable options to purchase a total of 300,000 shares of common stock held by Mr. Cambridge exceeded $3.18, the fair market value of our common stock on that date. In addition, an unexercisable stock option to purchase 50,000 shares of common stock was held be Mr. Cambridge at fiscal year-end, which also had an exercise price great than $3.18.

(4)  At December 31, 2001, the exercise prices of exercisable options to purchase a total of 300,000 shares of common stock held by Mr. Oldham exceeded the fair market value of our common stock on December 31, 2001, and the exercise price of unexercisable options to purchase 200,000 shares exceeded the fair market value of our common stock at the same date.

(5)  At December 31, 2001, the exercise prices of exercisable options to purchase a total of 165,000 shares of common stock held by Mr. Bayley exceeded $3.18, the fair market value of our common stock on that date. In addition, an unexercisable stock option to purchase 50,000 shares of common stock was held by Mr. Bayley at fiscal year-end, which also had an exercise price greater than $3.18.

(6)  At December 31, 2001, the exercise prices of exercisable options to purchase a total of 68,750 shares of common stock held by Mr. Rutherford exceeded $3.18, the fair market value of our common stock on that date. In addition, an unexercisable stock option to purchase 50,000 shares of common stock was held by Mr. Rutherford at fiscal year-end, which also had an exercise price greater than $3.18.
47 At December 31, 2001, a total of 2,946,250 shares of common stock were authorized for issuance under our equity compensation plans. In the table below, we describe certain information about these shares and the equity compensation plans which provide for their authorization and issuance. You can find additional information about our stock option plans beginning on page 50 of this report.
                                             Equity Compensation Plan Information

   -------------------------------------------------------------------------------------------------------------------------
                                 (a)                            (b)                          (c)
   -------------------------------------------------------------------------------------------------------------------------

                                                                                             Number of securities
                                                                                             remaining available for future
                                 Number of securities to be      Weighted-average exercise   issuance under equity
                                 issued upon exercise of         price of outstanding        compensation plans
                                 outstanding options, warrants   options, warrants and       (excluding securities
   Plan category                 and rights                      rights                      reflected in column (a))
  --------------------------------------------------------------------------------------------------------------------------

   Equity compensation plans
   approved by security holders                  1,803,750                   $3.87                    567,500
   -------------------------------------------------------------------------------------------------------------------------

   Equity compensation plans
   not approved by security
   holders                                         575,000                   $3.80                          0
   -------------------------------------------------------------------------------------------------------------------------

   Total                                         2,378,750                   $3.86                    567,500
   -------------------------------------------------------------------------------------------------------------------------

(1)  These shares include employee stock options to purchase an aggregate of
     200,000 shares of common stock. The options were granted under Parallel's
     Employee Stock Option Plan which is discussed on page 52. Also, included are 275,000 shares of common stock underlying a stock purchase warrant we issued to an investment banking firm in November, 2001.
Change of Control Arrangements Change of Control Agreements. In June, 2001, Parallel entered into Change of Control Agreements with Mr. Cambridge, Mr. Oldham, Mr. Bayley, Mr. Rutherford and four other employees. These agreements provide that upon the occurrence of a Change of Control, each person will receive a single lump sum cash payment in an amount equal to one year's salary. The agreements also provide for continued participation in Parallel's medical, dental, disability and life insurance and retirement plans for a period of twelve months after a Change of Control. A Change of Control occurs when: . any person becomes the beneficial owner of Parallel’s voting shares entitling that person to 20% or more of the voting power of Parallel; . less than a majority of the members of the Board are continuing directors; or . the stockholders of Parallel approve a transaction providing for (1) Parallel to be merged, consolidated or otherwise combined with another person, (2) the sale of all or substantially all the assets or stock of Parallel or (3) the liquidation or dissolution of Parallel. Stock Option Plans. Parallel's outstanding stock options and stock option plans contain certain change of control provisions which are applicable to Parallel's outstanding stock options, including the options held by our officers and Directors. For purposes of our options, a change of control occurs if: . Parallel is not the surviving entity in a merger or consolidation; . Parallel sells, leases or exchanges all or substantially all of its assets; 48 . Parallel is to be dissolved and liquidated; . any person or group acquires beneficial ownership of more than 50% of Parallel's common stock; or . in connection with a contested election of directors, the persons who were directors of Parallel before the election cease to constitute a majority of the Board of Directors. If a change of control occurs, the Compensation Committee of the Board of Directors can: . accelerate the time at which options may be exercised; . require optionees to surrender some or all of their options and pay to each optionee the change of control value; . make adjustments to the options to reflect the change of control; or . permit the holder of the option to purchase, instead of the shares of common stock as to which the option is then exercisable, the number and class of shares of stock or other securities or property which the optionee would acquire under the terms of the merger, consolidation or sale of assets and dissolution if, immediately before the merger, consolidation or sale of assets or dissolution, the optionee had been the holder of record of the shares of common stock as to which the option is then exercisable. The change of control value is an amount equal to, whichever is applicable: . the per share price offered to Parallel's stockholders in a merger, consolidation, sale of assets or dissolution transaction; . the price per share offered to Parallel’s stockholders in a tender offer or exchange offer where a change of control takes place; or . if a change of control occurs, other than from a tender or exchange offer, the fair market value per share of the shares into which the options being surrendered are exercisable, as determined by the Committee. Compensation of Directors Parallel's nonemployee Directors each receive $1,500 for attending meetings of the Board of Directors and $750 for attending meetings of Board committees. Under these arrangements, during 2001, Ernest R. Duke, a Director until his death in January, 2002, received $8,750; Mr. Pannill - $8,500; Mr. Chitwood - $9,750; Mr. Oring - $6,000; and Mr. Shrader received $6,000. All Directors are reimbursed for expenses incurred in connection with attending meetings. Directors who are not employees of Parallel are eligible to participate in Parallel's 1997 Nonemployee Directors Stock Option Plan and the 2001 Nonemployee Directors Stock Option Plan. On May 2, 2001, Mr. Oring and Mr. Shrader were each granted an option to purchase 5,000 shares of common stock under the 1997 Nonemployee Directors Stock Option Plan. Mr. Chitwood was also granted an option to purchase 25,000 shares under this plan. All of the options have an exercise price of $4.58, the fair market value of the common stock on May 2, 2001. The options became exercisable as to one-half of the shares on November 8, 2001 and the remaining one-half become exercisable on May 8, 2002. The options expire ten years from the grant date. On June 20, 2001, options to purchase a total of 225,000 shares of common stock were granted under the 2001 Nonemployee Directors Stock Option Plan to our nonemployee Directors. Mr. Duke received an option to purchase 25,000 shares of common stock; Mr. Chitwood - 25,000 shares; Mr. Oring - 25,000 shares; Mr. Pannill - 25,000 shares; Mr. Shrader - 25,000 shares; and Mr. Cambridge - 100,000 49 shares. All of the options were granted with an exercise price of $4.97 per share, the fair market value of the common stock on the date of grant. The options became exercisable with respect to one-half of the shares on December 21, 2001, and the remaining one-half become exercisable on June 21, 2002. The options expire on June 20, 2011. Parallel's 1992 Stock Option Plan provides for the granting of a one-time stock option to purchase 25,000 shares of common stock to each person who becomes a nonemployee director after March 1, 1992. On May 7, 2002, Mr. Oring and Mr. Shrader each received a stock option to purchase 20,000 shares of common stock under these provisions of the plan. The options granted to them are exercisable for 20,000 shares of common stock, rather than 25,000 shares, because at the time of grant there were only 40,000 shares remaining available for grant under the plan. The options have an exercise price of $4.61 per share, the fair market value of the common stock on the date of grant. The options became exercisable as to one-half of the shares on November 8, 2001 and the remaining one-half become exercisable on May 8, 2002. The options expire ten years from the grant date. Stock Option Plans 1983 Incentive Stock Option Plan. In May, 1984, our stockholders approved and adopted the 1983 Incentive Stock Option Plan. Stock options granted under the 1983 Plan were incentive stock options within the meaning of the Internal Revenue Code. Incentive stock options can provide the optionee with certain favorable tax benefits. The 1983 Plan was administered by the Compensation Committee of the Board of Directors. Under the terms of the 1983 Plan, all employees of Parallel were eligible to participate. The 1983 Plan authorized the granting of options to purchase a total of 750,000 shares of common stock. All options granted under the 1983 Plan were granted with exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under the 1983 Plan could not be exercised for a period more than ten years after the grant date. The 1983 Plan expired by its own terms in 1993, except with respect to outstanding options. The last outstanding stock option granted under the 1983 Plan was exercised in December, 2001. No additional options are available to be granted under the 1983 Plan. 1992 Stock Option Plan. In May, 1992, our stockholders approved and adopted the 1992 Stock Option Plan. The 1992 Plan provides for granting to key employees, including officers and Directors who are also key employees of Parallel, and Directors who are not employees, options to purchase up to an aggregate of 750,000 shares of common stock. Options granted under the 1992 Plan to employees may be either incentive stock options or options which do not constitute incentive stock options. Options granted to nonemployee Directors will not be incentive stock options. The 1992 Plan is administered by the Board's Compensation Committee, none of whom are eligible to participate in the 1992 Plan except to receive a one-time option to purchase 25,000 shares at the time he becomes a Director. The Compensation Committee selects the employees who are to be granted options and establishes the number of shares issuable under each option and other such terms and conditions as may be approved by the Compensation Committee. The purchase price of common stock issued under each option must not be less than the fair market value of the common stock at the time of grant. The 1992 Plan provides for the granting of an option to purchase 25,000 shares of common stock to each individual who was a nonemployee Director of Parallel on March 1, 1992 and to each individual who becomes a nonemployee Director following March 1, 1992. Members of the Compensation Committee are not eligible to participate in the 1992 Plan other than to receive a non-qualified stock option to purchase 25,000 shares of common stock as described above. 50 An option may be granted in exchange for an individual's right and option to purchase shares of common stock pursuant to the terms of a prior option agreement. An agreement that grants an option in exchange for a prior option must provide for the surrender and cancellation of the prior option. The purchase price of common stock issued under an option granted in exchange for a prior option is determined by the Compensation Committee and may be equal to the price for which the optionee could have purchased common stock under the prior option. Options may not be granted under the 1992 Plan after March 1, 2002. At March 1, 2002, options to purchase a total of 508,750 shares of common stock were outstanding under this plan. At March 1, 2002, there were available for future grant under this plan options to purchase 65,000 shares of common stock. 1997 Nonemployee Directors Stock Option Plan. The Parallel Petroleum 1997 Non-Employee Directors Stock Option Plan was approved by our stockholders at the annual meeting of stockholders held in May, 1997. This plan provides for granting to Directors who are not employees of Parallel options to purchase up to an aggregate of 500,000 shares of common stock. Options granted under the plan will not be incentive stock options within the meaning of the Internal Revenue Code. The Directors Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has sole authority to select the Nonemployee Directors who are to be granted options; to establish the number of shares which may be issued to Nonemployee Directors under each option; and to prescribe the terms and conditions of the options in accordance with the Plan. Under provisions of the Directors Plan, the option exercise price must be the fair market value of the stock subject to the option on the date the option is granted. Options are not transferable other than by will or the laws of descent and distribution and are not exercisable after ten years from the date of grant. The purchase price of shares as to which an option is exercised must be paid in full at the time of exercise (1) in cash, (2) by delivering to Parallel shares of stock having a fair market value equal to the purchase price, or (3) a combination of cash or stock, as established by the Compensation Committee. Options may not be granted under this plan after March 27, 2007. At March 1, 2002, options to purchase a total of 405,000 shares of common stock were outstanding under this plan. At March 1, 2002, options to purchase 82,500 shares of common stock were available for future grants under this plan. 1998 Stock Option Plan. In June, 1998, our stockholders adopted the 1998 Stock Option Plan. The 1998 Plan provides for the granting of options to purchase up to 850,000 shares of common stock. Stock options granted under the 1998 Plan may be either incentive stock options or stock options which do not constitute incentive stock options. The 1998 Plan is administered by the Compensation Committee of the Board of Directors. Members of the Compensation Committee are not eligible to participate in the 1998 Plan. Only employees are eligible to receive options under the 1998 Plan. The Compensation Committee selects the employees who are granted options and establishes the number of shares issuable under each option. Options granted to employees contain terms and conditions that are approved by the Compensation Committee. The Compensation Committee is empowered and authorized, but is not required, to provide for the exercise of options by payment in cash or by delivering to Parallel shares of common stock having a fair market value equal to the purchase price, or any combination of cash or common stock. The purchase price of common stock issued under each option must not be less than the fair market value of the common stock at the time of grant. Options granted under the 1998 Plan are not 51 transferable other than by will or the laws of descent and distribution and are not exercisable after ten years from the date of grant. Options may not be granted under the 1998 Plan after March 11, 2008. At March 1, 2002, options to purchase a total of 665,000 shares of common stock were outstanding under this plan. At Mach 1, 2002, there were available for future grant under the 1998 Stock Option Plan options to purchase 145,000 shares of common stock. 2001 Nonemployee Directors Stock Option Plan. The Parallel Petroleum 2001 Non-employee Directors Stock Option plan was approved by our stockholders at the annual meeting of stockholders held in June, 2001. This plan provides for granting to Directors who are not employees of Parallel options to purchase up to an aggregate of 500,000 shares of common stock. Options granted under the plan will not be incentive stock options within the meaning of the Internal Revenue Code. The Directors Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has sole authority to select the Nonemployee Directors who are to be granted options; to establish the number of shares which may be issued to Nonemployee Directors under each option; and to prescribe such terms and conditions, as the Committee shall prescribe from time to time in accordance with the Plan. Under provisions of the Directors Plan, the option exercise price must be the fair market value of the stock subject to the option on the date the option is granted. Options are not transferable other than by will or the laws of descent and distribution and are not exercisable after ten years from the date of grant. Options may not be granted under this plan after May 2, 2011. At March 1, 2002, options to purchase a total of 225,000 shares of common stock were outstanding under this plan. At March 1, 2002, there were available for future grant under this plan options to purchase 275,000 shares of common stock. Employee Stock Option Plan. In June, 2001, our Board of Directors adopted the Parallel Petroleum Employee Stock Option Plan. This plan provides for the granting of options to purchase up to 200,000 shares of common stock, less than 1.00% of our outstanding shares of common stock. Directors and officers are not eligible to receive options under this plan. Only employees are eligible to receive options. Stock options granted under this plan are not incentive stock options. This plan was implemented without stockholder approval. The Employee Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee selects the employees who are granted options and establishes the number of shares issuable under each option. Options granted to employees contain terms and conditions that are approved by the Compensation Committee. The Compensation Committee is empowered and authorized, but is not required, to provide for the exercise of options by payment in cash or by delivering to Parallel shares of common stock having a fair market value equal to the purchase price, or any combination of cash or common stock. The purchase price of common stock issued under each option must not be less than the fair market value of the common stock at the time of grant. Options granted under this plan are not transferable other than by will or the laws of descent and distribution. The Employee Stock Option Plan will expire on June 20, 2011. Unless some of the options that have been granted under the plan are forfeited and again become available for future grant, no additional options may be granted under this plan. 52 At March 1, 2002, options to purchase 200,000 shares of common stock were outstanding under this plan. Other Option Grants. The Board of Directors granted a non-qualified stock option to Mr. Cambridge in October, 1993 under the general corporate powers of Parallel, without stockholder approval. Upon recommendation of the Board's Compensation Committee, the Board granted the option to Mr. Cambridge to purchase 100,000 shares of common stock at an exercise price of $3.9375 per share, the fair market value of the common stock on the date of grant. The option is not transferable, except by will or the laws of descent and distribution. The option expires in October, 2003. Retirement Plan Parallel maintains under Section 408(k) of the Code a combination simplified employee pension and individual retirement account plan for eligible employees. Generally, eligible employees include all employees who are at least twenty-one years of age. Contributions to employee SEP accounts may be made at the discretion of Parallel, as authorized by the Compensation Committee of the Board of Directors. The percentage of contributions may vary from time to time. However, the same percentage contribution must be made for all participating employees. Parallel is not required to make annual contributions to the employees SEP accounts. Parallel may make tax-deductible contributions for each employee participant of up to 15% of a participant's compensation, or $30,000, whichever is less. Under the prototype simplified employee pension plan adopted by Parallel, all of the SEP contributions must be made to SEP/IRAs maintained with the sponsor of the plan, a national investment-banking firm. All contributions to employees' accounts are immediately 100% vested and become the property of each employee at the time of contribution, including employer contributions, income-deferral contributions and IRA contributions. Generally, earnings on contributions to an employee's SEP/IRA account are not subject to federal income tax until withdrawn. In addition to receiving SEP contributions made by Parallel, employees may make individual annual IRA contributions of up to the lesser of $10,500 or 15% of compensation. Each employee is responsible for the investment of funds in his or her own SEP/IRA and can select investments offered through the sponsor of the plan. Distributions may be taken by employees at any time and must commence by April 1st following the year in which the employee attains age 70-1/2. Parallel presently makes matching contributions to employee accounts in an amount equal to the contribution made by each employee, not to exceed, however, 6% of each employee's salary during any calendar year. During 2001, Parallel contributed an aggregate of $39,760 to the accounts of eight employee participants. Of this amount, $11,724 was allocated to Mr. Oldham's account; $2,574 was allocated to Mr. Bayley's account; and $6,925 was allocated to Mr. Rutherford's account. Incentive Award Agreements Following meetings of Parallel’s Board of Directors and its compensation committee in May, 2000, and August, 2000, the Board of Directors at a meeting held in September, 2000, authorized Parallel to enter into Incentive Award Agreements with Mr. Cambridge, Mr. Oldham, Mr. Bayley, Mr. Rutherford and four other employees. These agreements, which were entered into in December, 2001, are intended to provide an incentive to the participants and to reward outstanding efforts and achievements by them when there is a material contribution to Parallel's success resulting from an Award Event. An Award Event generally means an acquisition of First Permian, a sale of substantially all of First Permian's assets, or Parallel's sale or other disposition of its 30.675% ownership interest in First Permian. The agreements awarded Unit Equivalent Rights to the recipients. A Unit Equivalent Right is essentially equivalent to a 53 Common Unit of common membership interest in First Permian. At March 1, 2002, First Permian had outstanding 1,140,992 Common Units and 1,350,000 Preferred Units. Parallel owns 350,000 Common Units of First Permian. The Unit Equivalent Rights entitle the recipient to a one-time cash bonus. Payment of the bonus is triggered by the occurrence of an Award Event. The amount of a bonus payment is equal to the difference between $30.00 per Common Unit and the price per Common Unit received by First Permian’s holders of Common Units in a transaction that constitutes an Award Event, multiplied by the number of Unit Equivalent Rights granted to the recipient. To illustrate, assuming the holders of First Permian’s Common Units received $100.00 per Common Unit from a sale of assets, a recipient of 1,000 Unit Equivalent Rights would be entitled to receive a cash payment equal to $70.00 ($100.00 minus $30.00) multiplied by 1,000, or $70,000.00. Under these Incentive Award Agreements, 9,565 Unit Equivalent Rights were granted to Mr. Oldham; 2,394 were granted to Mr. Cambridge; 2,869 to Mr. Bayley; 7,173 to Mr. Rutherford; and a total of 2,500 Unit Equivalent Rights were granted to four other employees. The incentive award agreements also contemplate cash payments upon a Change of Control of Parallel, defined as: . any person becoming the owner of 20% or more of Parallel's voting securities; . less than a majority of the members of Parallel's Board of Directors continuing to serve as a Director; or . approval by Parallel’s stockholders of a transaction providing for (1) Parallel to be merged, consolidated or otherwise combined with another person, (2) the sale of all or substantially all of the assets of Parallel, or (3) the liquidation or dissolution of Parallel. Upon the occurrence of a Change of Control, each holder of Unit Equivalent Rights is entitled to receive a cash payment in an amount equal to the number of Unit Equivalent Rights owned, multiplied by the Per Unit Change of Control Value. The Per Unit Change of Control Value means the quotient of (a) the sum of (1) the remainder of (A) the discounted future net income of First Permian's total proved reserves using SEC requirements, minus (B) the sum of (i) all liabilities of First Permian as set forth in its balance sheet as of the most recent date preceding the Change of Control plus (ii) the liquidation amount of First Permian's outstanding Preferred Units (approximately $13,500,000 plus cumulated but unpaid cash dividends), (2) plus all current assets of First Permian as set forth in its balance sheet, divided by (b) the total number of First Permian's outstanding Common Units. 54 -------------------------------------------------------------------------------- ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -------------------------------------------------------------------------------- This table shows information as of March 12, 2002 about the beneficial ownership of common stock by: (1) each person known by us to own beneficially more than five percent of our outstanding common stock; (2) each executive officer of Parallel; (3) each Director of Parallel; and (4) all of Parallel's executive officers and Directors as a group.
                         Name and Address                                Amount and Nature                 Percent
                                of                                              of                           of
                         Beneficial Owner                            Beneficial Ownership (1)             Class (2)
                         ----------------                            ------------------------             ----------

       Thomas R. Cambridge
       2201 Civic Circle, Suite 216
       Amarillo, Texas 79109                                              1,107,045 (3)                          5.27%

       Dewayne E. Chitwood
       400 Pine St., Suite 700
       Abilene, Texas 79601                                              1,618,557  (4)                          7.59%

       Larry C. Oldham
       One Marienfeld Place, Suite 465
       Midland, Texas 79701                                                 957,090 (5)                          4.54%

       Martin B. Oring
       706 Cinnamon Lane
       Franklin Lakes, New Jersey 07417                                      61,500 (6)                              *

       Charles R. Pannill
       3416 Acorn Run
       Fort Worth, Texas 76019                                              135,995 (7)                              *

       Jeffrey G. Shrader
       801 S. Filmore, Suite 600
       Amarillo, Texas 79105                                                 42,500 (8)                              *

       Eric A. Bayley
       One Marienfeld Place, Suite 465
       Midland, Texas 79701                                                 223,490 (9)                          1.07%

       John S. Rutherford
       One Marienfeld Place, Suite 465
       Midland, Texas 79701                                                 111,300 (10)                             *

       Wes-Tex Drilling Company, L.P.
       519 First National Bank Building West
       Abilene, Texas 79601                                               1,246,773 (11)                         5.94%

       Julia Jones Matthews
       400 Pine, Suite 900
       Abilene, Texas 79601                                               1,942,856 (12)                         8.91%

                                       55

       Dodge Jones Foundation
       400 Pine, Suite 900
       Abilene, Texas 79601                                               1,371,428 (13)                         6.34%

       All Executive Officers and Directors
       as a Group (8 persons)                                             4,257,477 (14)                        18.85%
_________ * Less than one percent. (1) Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers. (2) Securities not outstanding, but included in the beneficial ownership of each such person, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Shares of common stock that may be acquired within sixty days upon exercise of outstanding stock options or upon conversion of preferred stock are deemed to be outstanding. (3) Includes 767,045 shares of common stock held indirectly through Cambridge Collateral Services, Ltd., a limited partnership of which Mr. Cambridge and his wife are the general partners. Also included are 350,000 shares of common stock underlying presently exercisable stock options held by Mr. Cambridge. (4) Includes 932,488 shares of common stock held directly by Wes-Tex Drilling Company, L.P., a limited partnership, and 314,285 shares of common stock that may be acquired by Wes-Tex Drilling Company, L.P. upon conversion of 110,000 shares of preferred stock. In his capacity as president, chief executive officer and a manager of Wes-Tex Holdings, LLC, the general partner of Wes-Tex Drilling Company, L.P., Mr. Chitwood may be deemed to have shared voting and investment powers with respect to such shares. See note 11 below. Also included are 20,000 shares of common stock held by the Estate of Myrle Greathouse (the “Estate”); 157,142 shares that may be acquired by the Greathouse Charitable Remainder Trust (the “Trust”) upon conversion of 55,000 shares of preferred stock; and 157,142 shares of common stock that may be acquired by the Greathouse Foundation (the “Foundation”) upon conversion of 55,000 shares of preferred stock. Mr. Chitwood is the executor (but not a beneficiary) of the Estate, the trustee (but not a beneficiary) of the Trust and the executive director and a director of the Foundation. In these capacities, Mr. Chitwood may also be deemed to have shared voting and investment powers with respect to the shares of common stock beneficially owned by the Estate, the Trust and the Foundation. However, Mr. Chitwood disclaims beneficial ownership of all shares of common stock held by Wes-Tex Drilling Company, L.P., the Estate, Trust and Foundation. Also included are 37,500 shares of common stock underlying presently exercisable stock options held by Mr. Chitwood. (5) Includes 200,000 shares of common stock held individually through Oldham Properties, Ltd., a limited partnership of which Mr. Oldham is the general partner and he and his wife are the limited partners. Also included are 420,000 shares of common stock underlying presently exercisable stock options held by Mr. Oldham. (6) Of the total number of shares shown, 24,000 shares are held directly by Mr. Oring's wife, and Mr. Oring may acquire 37,500 shares upon exercise of stock options held by Mr. Oring. 56 (7) Includes 97,500 shares of common stock underlying presently exercisable stock options. Also included are 1,300 shares held by Mr. Pannill as custodian for the benefit of two minor grandchildren and as to which Mr. Pannill disclaims beneficial ownership. (8) Includes 37,500 shares of common stock underlying presently exercisable stock options. (9) Includes 205,000 shares of common stock underlying presently exercisable stock options. A total of 6,790 shares of common stock are held indirectly by Mr. Bayley through individual retirement accounts and Parallel’s 408(k) Plan. (10) Includes 108,750 shares of common stock underlying presently exercisable stock options. Also included are 2,550 shares held indirectly by Mr. Rutherford through his 408(k) Plan. (11) Includes 314,285 shares of common stock that may be acquired upon conversion of 110,000 shares of preferred stock. See note 4 above. (12) Includes 400,000 shares of common stock owned directly by the Julia Jones Matthews Family Trust and 171,428 shares of common stock that may be acquired by the Trust upon conversion of 60,000 shares of preferred stock held directly by the Trust. By virtue of her position as the President and a Director of the Dodge Jones Foundation, Matthews has shared voting and investment powers with respect to, and may also be deemed to be the beneficial owner of, 971,428 shares of common stock that may be acquired by the Dodge Jones Foundation upon conversion of 340,000 shares of preferred stock held by it, and 400,000 shares of common stock that are owned directly by the Dodge Jones Foundation. Matthews disclaims beneficial ownership of all shares of common stock beneficially owned by the Dodge Jones Foundation. See note 14. (13) Includes 971,428 shares that may be acquired upon conversion of 340,000 shares of preferred stock. The Dodge Jones Foundation has shared voting and investment powers with respect to such shares of common stock. See note 13. (14) Includes 1,293,750 shares of common stock underlying stock options that are presently exercisable or that become exercisable within sixty days and 628,569 shares of common stock that may be acquired upon conversion of 220,000 shares of preferred stock. -------------------------------------------------------------------------------- ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -------------------------------------------------------------------------------- From time to time, Wes-Tex Drilling Company, L.P. acquires undivided interests in oil and gas leasehold acreage from our company and participates with us and other interest owners in our drilling and development operations. Myrle Greathouse, a Director of Parallel from October, 1993 until his resignation on December 19, 2000, was also the sole director and the sole shareholder of Wes-Tex until his death on December 29, 2000. Mr. Chitwood was appointed to Parallel's Board on December 19, 2000 to fill the vacancy created by Mr. Greathouse's resignation and he became the executor of Mr. Greathouse's estate on January 17, 2001. Mr. Chitwood became the Chief Executive Officer of Wes-Tex on January 30, 2001. Wes-Tex participates in these operations under standard form operating agreements on the same or similar terms afforded by Parallel to nonaffiliated third parties. We invoice all working interest owners, including Wes-Tex, on a monthly basis, without interest, for their pro rata share of lease acquisition, drilling and operating expenses. During 2001, we billed Wes-Tex $22,221 for its proportionate share of lease operating expenses incurred on properties we operate. The largest amount owed to us by Wes-Tex at any one time during 2001 for its share of lease operating expenses was $6,170. At December 31, 2001, Wes-Tex owed us $1,267 for these expenses. During 2001, we disbursed $58,335 to Wes-Tex in payment of revenues attributable to Wes-Tex's pro rata share of the proceeds from sales of oil and gas produced from properties in which Wes-Tex and Parallel owned interests. 57 During 2001, Cambridge Production, Inc., a corporation owned by Mr. Cambridge, served as operator of two wells on oil and gas leases in which we also owned an interest. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing production, employing field personnel, maintaining production and other records, determining the location and timing of drilling of wells, administering gas contracts, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 2001, Cambridge Production billed us $115,493 for our pro rata share of lease operating expenses and drilling and workover expenses. We paid $131,561 to Cambridge Production during 2001, which included amounts remaining unpaid and owed to Cambridge Production at the end of 2000. The largest amount we owed Cambridge Production at any one time during 2001 was $28,492. At December 31, 2001, no amounts were due to us from Cambridge Production. Cambridge Production's billings to Parallel are made monthly on the same basis as all other working interest owners in the wells. Our pro rata share of oil and gas sales during 2001 from the wells operated by Cambridge Production was $319,308. At December 31, 2001, we owed Cambridge Production $2,625. E. R Duke, a Director of Parallel until January, 2002, and two entities owned and controlled by Mr. Duke (Duke and Cain Partnership, and Mustang Mud, Inc., ), collectively owned interests in a total of 15 wells in which Parallel also owned interests in 2001. Five of these wells are operated by Parallel. In 2001, we billed Mr. Duke and the two entities an aggregate amount of $222,557 for lease operating expenses and drilling and workover expenses. During the same period, Mr. Duke and the two entities paid Parallel an aggregate amount of $215,364. At December 31, 2001, Mr. Duke and the two entities owed Parallel $10,428 for their prorata share of lease operating and drilling and workover expenses. The largest amount owned to us by Mr. Duke and the two entities at any one time during 2001 was $67,048. We disbursed an aggregate amount of $102,679 to Mr. Duke and the two entities for payment of their prorata share of the proceeds from sales of oil and gas produced from these wells. Parallel's billings to Mr. Duke and the two entities are made monthly on the same basis as all other working interest owners in the wells. Martin B. Oring, a Director of Parallel, is the owner and manager of Wealth Preservation, L.L.C., a financial consulting services firm. One of Wealth Preservation's clients is Stonington Corporation, an investment-banking firm we engaged in November, 2001 for the purpose of obtaining general corporate financial advisory services and financial advisory services in the placement of debt or equity securities. Under Wealth Preservation's August, 2001 consulting agreement with Stonington, Wealth Preservation agreed to assist Stonington in determining the type and nature of financial advice to be provided by Stonington to Parallel. The consulting agreement required Stonington to pay Mr. Oring an initial fee of $12,500, and thereafter a quarterly fee in the amount of $6,250. The agreement also provides that Mr. Oring is entitled to receive one-third of any warrants, options or other rights that Parallel has issued and may in the future issue to Stonington. Under Parallel's agreement with Stonington, we issued to Stonington five-year warrants to purchase 275,000 shares of common stock having an exercise price of $2.95 per share, the fair market value of Parallel's common stock on the date the warrants were issued. Parallel may be required to issue to Stonington warrants to purchase an additional 100,000 shares of common stock if Parallel consummates the sale of any debt or equity securities. We are also required under our agreement with Stonington to pay aggregate fees of $200,000 to Stonington for its services. Mr. Oring's agreement with Stonington expires when Parallel's agreement with Stonington expires. Our agreement with Stonington terminates June 30, 2002, unless extended by the parties on mutually acceptable terms. During 2001, we paid $72,098 to First Permian for reimbursement of general and administrative expenses. First Permian paid $23,647 to us for reimbursement of general and administrative expenses. At December 31, 2001, no amounts were owed First Permian. At that same date, First Permian owed us $1,170. First Permian also paid Parallel management fees in the aggregate amount of $68,750. We believe the transactions described above were made on terms no less favorable than if we had entered into the transactions with an unrelated party. 58 ------------------------------------------------------------------------------- ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K -------------------------------------------------------------------------------- (a) The following documents are filed as part of this report: For a list of Financial Statements and Schedules, see “Index to the Financial Statements and Schedules” on page F-1, and incorporated herein by reference. (b) We did not file any reports on Form 8-K during the last quarter of our fiscal year ended December 31, 2001. (c) Exhibits: Exhibit No. Description of Exhibit ------ ---------------------- 3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998) 3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000) 4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998) 4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 2000) 4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Registrant for the fiscal year ended December 31, 2000) 59 Exhibit No. Description of Exhibit ------ ---------------------- Executive Compensation Plans and Arrangements (Exhibit No. 10.1 through 10.9): 10.1 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.) 10.2 1992 Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.) 10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.) 10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.) 10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995.) 10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 1997). 10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) *10.8 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford. *10.9 Form of Change of Control Agreements, dated June 1, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford. 60 Exhibit No. Description of Exhibit ------ ---------------------- 10.10 Restated Loan Agreement, dated December 27, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 1999). 10.11 Loan Agreement dated December 18, 2000 between the Registrant and Bank United (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000.) 10.12 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998). 10.13 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999). 10.14 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K Report dated June 30, 1999). 10.15 Merger Agreement dated June 25, 1999 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated June 30, 1999). 10.16 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Report dated June 30, 1999). 10.17 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999). 10.18 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000). 10.19 Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K Report dated June 30, 1999). 61 Exhibit No. Description of Exhibit ------ ---------------------- 10.20 Limited Guaranty dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999). 10.21 Intercreditor Agreement, dated as of June 30, 1999, among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K Report dated June 30, 1999). 10.22 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K Report dated June 30, 1999). 10.23 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K Report dated June 30, 1999). 10.24 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000). *10.25 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB *23.1 Consent of Independent Auditors *23.2 Consent of Independent Petroleum Engineers __________ * Filed herewith. 62 F-1 PARALLEL PETROLEUM CORPORATION Index to the Financial Statements Page Independent Auditors' Report F-2 Financial Statements: Balance Sheets at December 31, 2001 and 2000 F-3 Statements of Income (Loss) for the years ended December 31, 2001, 2000, and 1999 F-4 Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999 F-5 Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 F-6 Notes to Financial Statements F-7 All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes. F-1 INDEPENDENT AUDITORS' REPORT The Board of Directors and Stockholders Parallel Petroleum Corporation: We have audited the balance sheets of Parallel Petroleum Corporation (the “Company”) as of December 31, 2001 and 2000, and the related statements of income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. /s/ KPMG LLP Midland, Texas March 15, 2002 F-2
                         PARALLEL PETROLEUM CORPORATION

                                 Balance Sheets

                           December 31, 2001 and 2000

                             Assets                                                   2001              2000
                                                                                      ----              ----

Current assets:
     Cash and cash equivalents                                                     $ 3,351,044       $  2,000,826
     Accounts receivable:
         Oil and gas                                                                 1,420,859          4,057,527
         Others, net of allowance for doubtful accounts of $0 in
              2001 and $51,136 in 2000                                                 263,819            319,818
         Affiliate                                                                      16,687             19,569
                                                                                   -----------       ------------
                                                                                     1,701,365          4,396,914
     Other assets                                                                      207,120             27,166
                                                                                   -----------       ------------

              Total current assets                                                   5,259,529          6,424,906
                                                                                   -----------       ------------
Property and equipment, at cost:
     Oil and gas properties, full cost method (Note 11)                             85,132,345         72,316,384
     Other                                                                             552,219            372,765
                                                                                   -----------       ------------
                                                                                    85,684,564         72,689,149
     Less accumulated depreciation and depletion                                   (55,854,378)       (32,742,060)
                                                                                   -----------       ------------

              Net property and equipment                                            29,830,186         39,947,089
                                                                                   -----------       ------------
Net deferred tax asset (Note 5)                                                      6,137,670                 --
Investment in First Permian, LLC (Note 15)                                             473,764                 --
Other assets, net of accumulated amortization of $131,139 in 2001
     and $114,791 in 2000                                                               58,754             84,442
                                                                                   -----------       ------------
                                                                                  $ 41,759,903       $ 46,456,437
                                                                                   ===========       ============

              Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of long-term debt (Note 3)                               $   2,400,000      $     803,531
     Investment liability in First Permian (Note 15)                                        --            366,765
     Accounts payable and accrued liabilities                                        3,446,370          2,443,773
     Income taxes payable (Note 5)                                                          --             50,000
                                                                                   -----------       ------------
              Total current liabilities                                              5,846,370          3,664,069
                                                                                   -----------       ------------
Long-term debt, excluding current maturities (Note 3)                                9,600,000         11,624,000

Stockholders' equity:
     Series A preferred stock - par value of $.10 per share (aggregate
         liquidation preference of $26) authorized 50,000 shares                            --                 --
     Preferred stock - $.60 cumulative convertible preferred stock - par value of $.10 per share, (aggregate liquidation preference of
         $10) authorized 10,000,000 shares, issued and outstanding                      97,450             97,450
         974,500 in 2001 and 2000
     Common stock - par value of $.01 per share, authorized 60,000,000
         shares, issued and outstanding 20,663,861 in 2001 and 20,331,858              205,288            203,319
         in 2000
     Additional paid-in surplus                                                     34,088,849         34,238,078
     Accumulated deficit                                                            (8,078,054)        (3,370,479)
                                                                                   -----------       ------------
              Total stockholders' equity                                            26,313,533         31,168,368
                                                                                   -----------       ------------

     Commitments and contingencies (Note 16)
                                                                                  $ 41,759,903       $ 46,456,437
                                                                                   ===========       ============

See accompanying notes to financial statements.
F-3
                                          PARALLEL PETROLEUM CORPORATION

                                           Statements of Income (Loss)

                                   Years ended December 31, 2001, 2000 and 1999

                                                                  2001               2000               1999
                                                                  ----               ----               ----
Oil and gas revenues                                         $ 17,840,024        $ 17,134,502       $  8,974,041
                                                               ----------          ----------          ---------
Costs and expenses:
     Lease operating expense                                    3,920,840           3,099,534          2,353,732
     General and administrative                                 1,346,454           1,191,527            805,934
     Provision for losses on trade receivables                         --                  --             85,829
     Depreciation and depletion                                 6,318,105           5,239,205          5,223,500
     Impairment of oil and gas properties (Note 12)            16,819,813                  --          1,705,000
                                                               ----------          ----------          ---------
              Total costs and expenses                         28,405,212           9,530,266         10,173,995
                                                               ----------          ----------          ---------
              Operating income (loss)                         (10,565,188)          7,604,236         (1,199,954)
                                                               ----------          ----------          ---------
Other income (expense), net:
     Equity in income (loss) of First Permian, LLC
        (Note 15)                                                 840,529            (500,576)           197,811
     Interest income                                              142,948             220,280             65,333
     Other income                                                  93,922             130,368             26,847
     Interest expense                                            (802,017)         (1,340,360)        (1,534,540)
     Other expense                                               (529,317)             (6,620)            (5,954)
                                                               ----------          ----------          ---------
              Total other expense, net                           (253,935)         (1,496,908)        (1,250,503)
                                                               ----------          ----------          ---------
Income (loss) before income taxes                             (10,819,123)          6,107,328         (2,450,457)

Income tax (expense) benefit                                    6,111,548            (130,000)                 --
                                                               ----------          ----------          ---------
              Net income (loss)                              $ (4,707,575)       $  5,977,328       $ (2,450,457)

Cumulative preferred stock dividend                          $   (609,063)       $   (609,063)      $   (609,063)
                                                               ----------          ----------          ---------
              Net income (loss) available to common
                 stockholders                                $ (5,316,638)       $  5,368,265       $ (3,059,520)
                                                               ==========          ==========          =========
Net income (loss) per common share:
    Basic                                                          $ (.26)          $     .26           $  (.16)
                                                               ==========          ==========          =========

    Diluted                                                        $ (.26)          $     .25           $  (.16)
                                                               ==========          ==========          =========

See accompanying notes to financial statements.
F-4
                                          PARALLEL PETROLEUM CORPORATION

                                        Statements of Stockholders' Equity

                                   Years ended December 31, 2001, 2000 and 1999

                                Common stock             Preferred stock
                           ------------------------    ----------------------     Additional                       Total
                            Number of                  Number of                    paid-in      Accumulated   stockholders'
                              Shares       Amount        Shares        Amount       surplus        Deficit        equity
                              ------       ------        ------        ------       -------        -------        ------

Balance,
    January 1, 1999           18,306,858   $ 183,069      974,500      $ 97,450  $ 32,341,971  $ (6,897,350)   $ 25,725,140

    Issuance of stock,         2,000,000      20,000           --            --     3,097,295            --       3,117,295
         net

    Options exercised,
      including income
      tax benefit                 25,000         250           --            --        16,938            --          17,188

    Net loss                          --          --           --            --           --     (2,450,457)     (2,450,457)

    Dividends ($.60 per
       share)                         --          --          --             --      (609,063)           --        (609,063)
                              ----------     -------      -------       -------     ---------     ----------     ----------
Balance,
    December 31, 1999         20,331,858     203,319      974,500      $ 97,450    34,847,141     (9,347,807)    25,800,103

    Net income                        --          --           --            --            --      5,977,328      5,977,328

    Dividends ($.60 per
       share)                         --          --           --            --      (609,063)           --        (609,063)
                              ----------     -------      -------       -------     ---------      ---------     ----------

Balance,
    December 31, 2000         20,331,858     203,319      974,500        97,450    34,238,078     (3,370,479)    31,168,368
                              ----------     -------      -------       -------    ----------      ---------     ----------

    Options issued                    --          --           --            --        99,000            --          99,000

    Options exercised,
       including income
       tax benefit               332,003       1,969           --            --       360,834            --         362,803

    Net loss                          --          --           --            --            --    (4,707,575)     (4,707,575)

    Dividends ($.60 per
       share)                         --          --           --            --      (609,063)           --        (609,063)
                              ----------     -------      -------       -------    ----------      ---------     ----------

Balance,
    December 31, 2001         20,663,861   $ 205,288      974,500      $ 97,450   $34,088,849   $ (8,078,054)  $ 26,313,533
                              ==========     =======      =======       =======    ==========      =========     ==========

See accompanying notes to financial statements.
F-5
                                             Statements of Cash Flows

                                   Years ended December 31, 2001, 2000 and 1999

                                                                       2001               2000               1999
                                                                       ----               ----               ----

Cash flows from operating activities:
     Net income (loss)                                          $   (4,707,575)      $  5,977,328       $ (2,450,457)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
              Depreciation and depletion                             6,318,105          5,239,205          5,223,500
              Equity loss (income) of First Permian, LLC              (840,529)           500,576           (197,811)
              Deferred income taxes                                 (6,111,548)                                   --
              Loss on disposal of equipment                             (8,908)             1,000                 --
              Impairment of oil and gas properties                  16,819,813                 --          1,705,000
              Provision for losses on trade receivables                     --                 --             85,829
              Stock-based financial advisory services                   99,000                 --                 --
     Other, net                                                         25,688            (37,651)            11,728
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                  2,695,549         (2,748,422)           (42,078)
         Decrease (increase) in prepaid expenses                      (179,954)            12,511             21,827
         Increase (decrease) in accounts payable and accrued
              liabilities                                             (702,325)         1,773,692           (927,304)
                                                                  ------------       ------------       ------------
                  Net cash provided by
                      operating activities                          13,407,316         10,718,239          3,430,234
                                                                  ------------       ------------       ------------
Cash flows from investing activities:
     Additions to oil and gas property                             (13,125,716)        (8,847,482)        (4,896,081)
     Proceeds from disposition of oil and gas property               1,964,677          3,017,618          1,111,525
     Additions to other property and equipment                        (211,146)           (84,045)                --
     Proceeds from disposition of other property and equipment          15,000                 --                 --
     Distribution received from investment in First Permian,                --             67,500                 --
         LLC
     Investment in First Permian, LLC                                       --                 --             (3,500)
                                                                  ------------       ------------       ------------
                  Net cash used in
                      investing activities                         (11,357,185)        (5,846,409)        (3,788,056)
                                                                  ------------       ------------       ------------
Cash flows from financing activities:
     Borrowings from bank line of credit                             2,000,000         12,427,531            780,000
     Payments on bank line of credit                                (2,427,531)       (15,965,889)        (2,850,000)
     Proceeds from exercise of options and warrants                    336,681                 --             17,188
     Stock offering costs                                                   --                 --            (82,705)
     Proceeds from common stock issuance                                    --                 --          3,200,000
     Payments of preferred stock dividend                             (609,063)          (609,063)          (609,063)
                                                                  ------------       ------------       ------------
                  Net cash provided by (used in)
                      financing activities                            (699,913)        (4,147,421)           455,420
                                                                  ------------       ------------       ------------
                  Net increase in cash
                      and cash equivalents                           1,350,218            724,409             97,598

Beginning cash and cash equivalents                                  2,000,826          1,276,417          1,178,819
                                                                  ------------       ------------       ------------
Ending cash and cash equivalents                                  $  3,351,044        $ 2,000,826        $ 1,276,417
                                                                  ============       ============       ============

See accompanying notes to financial statements.
F-6 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements December 31, 2001, 2000 and 1999 (1) Summary of Significant Accounting Policies Nature of Operations Parallel Petroleum Corporation (the “Company”), a Delaware corporation, is primarily engaged in, and its only industry segment is, the acquisition of, and the exploration for, development, production and sale of, crude oil and natural gas. The Company’s business activities are carried out primarily in Texas. The Company’s activities in Texas are focused in the onshore Gulf Coast area of Jackson, Wharton, Lavaca, Dewitt and Victoria Counties, Texas, and in the Permian Basin of West Texas. Concentration of Credit Risk Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated working interest owners and crude oil and natural gas purchasers. Property and Equipment The Company’s oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. Management and service fees received for contractual arrangements, if any, are treated as reimbursement of costs, offsetting the costs incurred to provide those services, with any excess of fees over costs credited to the full cost pool and recognized through lower cost amortization only as production occurs. Depletion is provided using the unit-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. In addition, the capitalized costs are subject to a “ceiling test”, which basically limits such costs to the aggregate of the “estimated present value”, discounted at a 10-percent interest rate, of future net revenues, net of income tax effects, from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. F-7 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized. Maintenance and repairs are charged to operations; renewals and betterments are capitalized to the appropriate property and equipment accounts. Upon retirement or disposition of assets other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, recognized in income. Depreciation of other property and equipment is computed using the straight-line method based on their estimated useful lives. Income Taxes The Company accounts for federal income taxes using Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted. Investments Investments in affiliated companies with a 20% to 50% ownership interest are accounted for on an equity basis and, accordingly, net income includes the Company’s share of their income or loss. Gas Balancing Deferred income associated with gas balancing is accounted for on the entitlements method and represents amounts received for gas sold under gas balancing arrangements in excess of the Company’s interest in properties covered by such agreements. The Company currently has no significant amounts outstanding under gas balancing arrangements. Derivative Instruments and Hedging Activities In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the F-8 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. There was no material impact to the financial statements. Environmental The Company is subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. Net Income Per Share Basic earnings per share excludes any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share, however fully diluted earnings per share reflects the assumed conversion of all potentially dilutive securities. Use of Estimates in the Preparation of Financial Statements Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The oil and gas reserve estimates are used in the determination of depletion expense and the full-cost ceiling test and are inherently imprecise. Actual results could differ from those estimates. Cash Management The Company maintains a cash management system, whereby it maintains minimum cash balances with any excess cash applied against its bank line of credit. F-9 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Cash Equivalents For purposes of the statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents. (2) Fair Value of Financial Instruments The carrying amount of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt approximates fair value because the Company’s current borrowing rate is based on a variable market rate of interest. (3) Long-Term Debt Long-term debt consists of the following at December 31:
                                                                                   2001               2000
                                                                                   ----               ----

          Revolving Facility note payable to bank, at bank's base lending rate
               (4.75% at December 31, 2001 and 9.5% at December 31, 2000)       $ 12,000,000       $ 12,427,531

          Less:  current maturities                                                2,400,000            803,531
                                                                                 -----------        -----------
                                                                                $  9,600,000       $ 11,624,000
                                                                                 ===========        ===========
F-10 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) On December 18, 2000, the Company entered into a note agreement with a bank ("Revolving Facility") to refinance the outstanding indebtedness with its former lender. Pursuant to the note agreement, the Company may borrow $30,000,000 or the "borrowing base" then in effect. The borrowing base in effect at December 31, 2001 was $11,624,000. At December 31, 2001, the Company had an outstanding loan balance in excess of its borrowing base and had violated certain debt covenants. However, the outstanding balance was retired in connection with the New Revolving Facility on January 25, 2002. The borrowing base is reduced by a monthly commitment reduction of $323,000 beginning January 1, 2001. The borrowing base and monthly commitment reduction are subject to redetermination semi-annually, on or about May 1 and November 1 of each year, beginning May 1, 2001. The lender may require a redetermination of the Borrowing Base and Monthly Automatic Borrowing Base Reduction at any time in its sole discretion. Indebtedness under the Revolving Facility matures October 1, 2003. The note is secured by substantially all of the Company's oil and gas properties. Commitment fees of .25% per annum on the difference between the revolving commitment and the average daily amount are due quarterly. The unpaid principal balance for the Revolving Facility bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate, or (ii) the applicable adjusted Eurodollar rate plus a margin of 2.75% during the related Eurodollar Interest Period. Interest is due and payable on the day which the related Eurodollar Interest Period ends. The Revolving Facility note agreement contains various restrictive covenants and compliance requirements, which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) no payment of dividends for common stock. On January 25, 2002, the Company entered into a note agreement with a bank ("New Revolving Facililty") to refinance the outstanding indebtedness with its former lender. Pursuant to the note agreement, the Company may borrow the lesser of $30,000,000 or the "borrowing base" then in effect. The borrowing base at January 25, 2002 was $13,000,000. The borrowing base is reduced by a monthly commitment reduction of $300,000 beginning May 1, 2002. At the closing of the loan transaction, the outstanding balance was $12,065,589, bearing interest at 5.00%. The borrowing base and monthly commitment reduction are subject to redetermination semi-annually, on or about May 1 and November 1 of each year, beginning May 1, 2002. The lender may require a redetermination of the Borrowing Base and Monthly Automatic Borrowing Base Reduction at any time in its sole discretion. Indebtedness under the Revolving Facility matures January 25, 2006. Substantially all of our producing properties are pledged to the bank as collateral for the payment and performance of our liabilities and obligations under the loan agreement. The unpaid principal balance for the New Revolving Facility bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate, or (ii) the applicable Adjusted Eurodollar Rate plus a margin of 2.75% during the related Eurodollar Interest Period. However, the interest rate may never be less than 5.00%. Interest is due and payable on the day which the related Eurodollar Interest Period ends. The New Revolving Facility agreement contains quarterly various restrictive covenants and compliance requirements which include (1) maintenance of certain financial ratios, (2) limiting the incurrence of additional indebtedness, and (3) no payment of dividends for common stock F-11 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Scheduled maturities of long-term debt at December 31, 2001, based on the New Revolving Facility entered into January 25, 2002, are as follows:
             2002                                                  $ 2,400,000
             2003                                                    3,600,000
             2004                                                    3,600,000
             2005                                                    2,400,000
                                                                   -----------
                                                                  $ 12,000,000
                                                                   ===========
(4) Stock Options, Warrants and Rights At the election of the board of directors, the Company awards both incentive stock options and nonqualified stock options to selected key employees and officers. The options are awarded at an exercise price based on the closing price of the Company’s common stock on the date of grant, a two-year and four-year vesting schedule and a ten-year exercise period. As of December 31, 2001, options expire beginning in the current year and extending through 2009. Exercise of the nonqualified stock options resulted in a deferred tax benefit of $26,122 and $6,375 for the year ended December 31, 2001 and 1999, respectively. The Company applies APB 25 and related interpretations in accounting for its stock option awards. No compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31:
                                                             2001                 2000                 1999
                                                             ----                 ----                 ----

         Net income (loss)                                $ (4,496,924)     $ 5,832,237             $ (3,107,170)
         Basic net income (loss) per share                      $ (.27)           $ .29                   $ (.17)
         Diluted net income (loss) per share                    $ (.27)           $ .25                   $ (.17)
F-12 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Under FAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001 and 1999. No options were granted in 2000.
                                                           2001                 1999
                                                           ----                 ----

         Risk-free interest rate                              4.49                 5.98
         Expected life                                     8 years              8 years
         Expected volatility                                   .56                  .74
A summary of the Company’s employee stock options as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates is presented below:
                                 For the year ended          For the year ended          For the year ended
                                 December 31, 2001           December 31, 2000           December 31, 1999
                                 ------------------          ------------------          -------------------
                                             Weighted                    Weighted                    Weighted
                                Number       Average        Number       Average        Number       Average
                              of Shares       Price       of Shares       Price       of Shares       Price
                              ---------      --------     ---------      --------     ---------      ---------

Stock options:
   Outstanding at
    beginning of year          1,951,750      $  3.13      1,951,750      $  3.13      1,541,750     $   3.46
      Options granted            700,000         4.87             --          --         435,000         1.29
      Options exercised         (325,500)       (1.03)            --          --         (25,000)        (.69)

      Options expired           (222,500)        3.80             --          --            --            --
                               ---------      -------      ---------     --------      ---------     --------
   Outstanding at end of       2,103,750      $  3.74      1,951,750     $   3.13      1,951,750     $   3.13
    year                       =========      =======      =========     ========      =========     ========

   Exercisable at end of       1,451,250      $  3.54      1,689,250     $   3.26      1,200,500     $   3.35
    year                       =========      =======      =========     ========      =========     ========

Weighted average fair value
   of options granted
   during the year              $   1.84                     $    --                      $ 1.40
                               =========                   =========                   =========
The following table summarizes information about the Company’s employee stock options outstanding at December 31, 2001:
                                        Options Oustanding                         Options Exercisable
                     ----------------------------------------------------    ----------------------------------
                          Number        Weighted Average      Weighted            Number            Weighted
     Range of         Outstanding at       Remaining           Average        Exercisable at        Average
  Exercise Prices    December 31, 2001  Contractual Life   Exercise Price    December 31, 2001   Exercise Price
  ---------------    -----------------  ----------------   --------------    -----------------   --------------

  $ 1.81 - $ 3.94          660,000          5 years            $ 2.72              660,000           $ 2.72
  $ 4.09 - $5.50         1,443,750          7 years            $ 4.31              791,250           $ 4.23
                         ---------                                               ---------
                         2,103,750                                               1,451,250
                         =========                                               =========
F-13 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Stock Warrants In connection with a common stock offering in 1996, an underwriter received a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $5.10 per share. These warrants expired unexercised in 2001. The Company has outstanding at December 31, 2001 and 2000, 300,000 warrants which were issued as part of the Company's initial public offering in 1980. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions and in the event of liquidation, dissolution, or winding up of the Company, the holders are not entitled to participate in the assets of the Company. The Company also has outstanding at December 31, 2001, an additional 275,000 warrants issued as partial payment for services rendered for financial and investment advice. The warrants have an exercise price equal to the average of the last bid and last asked price of the Company's common stock on the effective date of the issuance of the warrants and have a term of five years from date of issuance and a vesting period of one year. The expense related to these warrants in the amount of $99,000 has been recorded in other expenses in 2001 and is based on the estimated fair value on the date of grant using the Black-Scholes option pricing model. Stock Rights On October 5, 2000, the Board of Directors declared a dividend of one Right for each outstanding share of the Company's common stock, $0.01 par value, distributable to stockholders of record at the close of business on October 16, 2000. If a public announcement that a person has acquired 15% or more of the Company's common stock or a tender offer or exchange offer is made for 15% or more of the common stock, each Right will entitle the holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.10 per share, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment. Initially, the Rights attach to all common stock certificates representing shares then outstanding, and no separate rights certificates will be distributed. The Rights separate from the common stock upon the earlier of (1) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire, beneficial ownership of fifteen percent (15%) or more of the outstanding shares of common stock or (2) ten business days (or such later date as the Board of Directors shall determine) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning fifteen percent (15%) or more of such outstanding shares of common stock. The date the Rights separate is referred to as the "distribution date". F-14 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Undercertain circumstances the rights entitle the holders to buy the Company's stock at a 50% discount. In the event that (1) the Company is the surviving corporation in a merger or other business combination with an entity that owns 15% or more of the Company's outstanding stock; (2) any person shall acquire beneficial ownership of 15% of the Company's outstanding stock; or (3) there is any type of recapitalization of the Company that results in an increase by more than 1% the proportionate share of equity securities of the Company owned by a person who owns 15% or more of the Company's outstanding stock, each right holder will have the option to buy for the purchase price common stock of the Company having a value equal to two times the purchase price of the right. Undercertain circumstances the rights entitle the holders to buy shares of the acquiror's common stock at a 50% discount. In the event that, at any time after a person has acquired 15% or more of the Company's common stock, (1) the Company enters into a merger or other business combination transaction in which the Company is not the surviving corporation; (2) the Company is the surviving corporation in a transaction in which all or part of the common stock is exchanged for cash, property or securities of any other person; or (3) more than 50% of the assets, cash flow or earning power of the Company is sold, each right holder will have the option to buy for the purchase price stock of the acquiring company having a value equal to two times the purchase price of the right. The Rights are not exercisable until the distribution date and will expire at the close of business on October 5, 2010, unless earlier redeemed by the Company for $0.001 per right. (5) Income Taxes Federal income tax expense (benefit) differs from the amount computed at the Federal statutory rate as follows:
                                                                               Year ended
                                                                             December 31,
                                                              -------------------------------------------------
                                                                 2001              2000             1999
                                                                 ----              ----             ----

         Income tax expense (benefit) at statutory rate
                                                              $ (3,678,502)      $ 2,076,492       $  (833,156)
         Change in valuation allowance for deferred tax
              assets                                            (2,062,954)       (2,185,526)        1,718,284
         Adjustment to deferred tax liability for changes
              in estimates                                              --           669,533          (649,920)
         Statutory depletion                                      (389,235)         (445,941)         (237,047)
         Nondeductible expenses and other                           19,143            15,442             1,839
                                                               -----------        ----------        ----------
                       Income tax expense (benefit)           $ (6,111,548)      $   130,000       $        --
                                                               ===========        ==========        ==========
F-15 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Income tax expense is deferred, with the exception of $130,000 in 2000 related to alternative minimum tax (“AMT”). The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:
                                                                                   2001                2000
                                                                                   ----                ----
                                       Noncurrent
                                       ----------

         Deferred tax assets:
              Net operating loss carryforwards                                   $ 6,370,720        $ 4,840,778
              Statutory depletion carryforwards                                    2,025,166          1,635,931
              Alternative minimum tax credit carryforward                            118,074            125,523
              Suspended loss carryforward in First Permian, LLC                    2,893,244            124,700
              Allowance for accounts receivable                                           --             17,386
              Charitable contribution carryforward                                     7,713                 --
                                                                                 -----------        -----------
                       Total deferred tax assets                                  11,414,917          6,744,318

                       Less valuation allowance                                           --         (2,062,954)
                                                                                 -----------        -----------
                       Total deferred tax assets                                  11,414,917          4,681,364
                                                                                 -----------        -----------

         Deferred tax liabilities:
              Equity investment in First Permian, LLC                              3,054,324                 --
              Property and equipment, principally due to differences in
                  basis, expensing of intangible drilling costs for tax
                  purposes and depletion                                           2,222,923          4,681,364
                                                                                 -----------        -----------
                       Total deferred tax liabilities                              5,277,247          4,681,364
                                                                                 -----------        -----------
                       Net noncurrent deferred income tax asset
                                                                                 $ 6,137,670        $       --
                                                                                 ===========        ===========
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2000, the Company established a valuation allowance against deferred tax assets of $2,062,954. This was due to the historical volatility in crude oil and gas prices, the uncertainty of future commodity prices, and the Company’s history of generating net losses. Management was unable to conclude that it is more likely than not that the Company will be able to utilize all the available carryforwards prior to their ultimate expiration. In 2001 the valuation allowance was reversed as the Company is expected to be able to utilize the available carryforwards prior to their expiration due to the impending sale of its investment in First Permian. (See Note 19) F-16 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) As of December 31, 2001, the Company had net operating loss carryforwards for regular tax purposes available to reduce future taxable income and tax liability, respectively. These carryforwards expire as follows:
                                                                               Alternative
                                                                               minimum tax
                                                            Net operating     net operating
                                                                 loss              loss
                                                                 ----              ----

              2009                                            $    194,000
              2018                                               8,658,000      $  6,635,000
              2019                                               5,250,000         5,022,000
              2021                                               4,635,000                --
                                                               -----------       -----------
                                                              $ 18,737,000      $ 11,657,000
                                                               ===========      ============
As of December 31, 2001, the Company had approximately $118,000 of minimum tax credit available indefinitely. (6) Major Customers The following purchasers accounted for 10% or more of the Company’s oil and gas sales for the years ended December 31:
                                                                 2001              2000             1999
                                                                 ----              ----             ----

              Purchaser A                                        25%                --                --
              Purchaser B                                         6%                 6%               14%
              Purchaser C                                        38%                22%               27%
              Purchaser D                                         --                --                26%
              Purchaser E                                        23%                16%               --
(7) Employee Pension Plan Effective September 1, 1988, the Company established a simplified employee pension plan covering all salaried employees of the Company. The employees voluntarily contribute a portion of their eligible compensation, not to exceed $7,000, adjusted for inflation beginning in 1988, to the plan. The Company’s contribution, including the employees contribution, cannot exceed the lesser of $30,000 or 15% of compensation. During 2001, 2000 and 1999, the Company contributed an aggregate of $39,760, $36,077 and $14,338, respectively, of which $11,724, $9,750 and $3,750, respectively, on behalf of a Director of the Company. The Company has no obligation to make contributions to the plan. (8) Statements of Cash Flows During 2000, management of the Company made the decision to not sell its assets held for sale and $2,127,734 was transferred from assets held for sale to oil and gas properties. This transfer was a non-cash transaction. F-17 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) No Federal income taxes were paid in 2001, 2000 and 1999, as a result of net operating losses or loss carryforwards. The Company made interest payments of $802,017, $1,340,002 and $1,534,023 in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, there were $2,366,795 and $711,873, respectively, of property additions accrued in accounts payable. (9) Equity Transactions Common Stock On November 19, 1999, the Company completed a private placement of 2,000,000 shares of its common stock for a price of $1.60 per share. Proceeds received, net of related expenses, were approximately $3,117,000 and were used to pay down debt, fund capital projects and pay for operations. Preferred Stock On April 8, 1998, the Company completed a private placement of 600,000 shares of its $.60 Cumulative Convertible Preferred Stock, $.10 par value per share (“Old Preferred Stock”). Cumulative dividends of $.60 per share were payable semi-annually on June 15 and December 15 of each year. Each share of Old Preferred Stock was convertible at the option of the holder, into 1.5625 shares of common stock at an initial conversion price of $6.40 per share, subject to adjustment in certain events. Proceeds received, net of related expenses, were approximately $5,919,000. The net proceeds from the sale of Old Preferred Stock were used to reduce the indebtedness outstanding under the Company’s loan agreement. On October 16, 1998, the Company exchanged 600,000 shares of its $.60 Cumulative Convertible Preferred Stock (“Old Preferred Stock”), issued in a private placement transaction dated April 8, 1998, for 600,000 shares of its 6% Convertible Preferred Stock, $0.10 par value per share (“Preferred Stock”). Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Company may redeem the Preferred Stock, in whole or part, after October 20, 1999, for $10 per share plus accrued dividends. On October 30, 1998, the Company completed a private placement of 374,500 shares of its 6% Convertible Preferred Stock, $0.10 par value per share (“Preferred Stock”). Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Company may redeem the Preferred Stock, in whole or part, after October 20, 1999, for $10 per share plus accrued dividends. Proceeds received, net of expenses, were approximately $3,709,000. The net proceeds from the sale of the Preferred Stock were used to reduce the indebtedness under the Company’s loan agreement. F-18 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Cumulative dividends of $0.60 are payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 1998. On October 5, 2000, the Company authorized 50,000 shares of $0.10 par Series A Preferred Stock. These shares will be issued upon the exercise of the Company’s Preferred Stock Purchase Rights. Subject to the rights of the holders of any series of preferred stock ranking prior and superior to the Series A preferred stock with respect to dividends, the holders of shares of the Series A Preferred Stock shall be entitled to receive, when, and if declared by the Board of Directors, quarterly dividends payable in cash on the first day of July, October, January and April, in each year beginning in 2001, commencing on the first quarterly dividend payment Date after the first issuance of a fraction of a share of Series A Preferred Stock. Each share of Series A Preferred Stock shall entitle the holder to one one-thousandth of a vote on all matters submitted to a vote of the stockholders of the Company. (10) Related Party Transactions Certain Directors and their companies own interests in certain wells operated by the Company. During 2001 and 2000, the Company charged $264,470 and $305,304, respectively, for lease operating expenses and drilling costs and paid $175,991 and $160,704, respectively, in oil and gas revenues to these related parties related to these wells. An entity in which the Chief Executive Officer and Chairman of the Board is the owner acted as the Company’s agent in performing the routine day to day operations of certain wells. In 2001 and 2000, the Company was billed $115,493 and $169,906, respectively, for the Company’s pro rata share of lease operating and drilling expenses and received $319,308 and $274,065 in 2001 and 2000, respectively, in oil and gas revenues related to these wells. During 2001 and 2000, the Company received from First Permian, LLC reimbursement of general and administrative expenses of $23,647 and $115,471, respectively, with the reimbursement netted against the costs incurred to provide those services. The Company received management fees of $68,750 and $75,000 from First Permian, LLC, in 2001 and 2000, respectively. These fees are not related to oil and gas exploration and development activities, but are reimbursement of general and administrative expenses and are properly recorded in other income. During 2000, the Company received a $67,500 cash distribution from First Permian, LLC for tax withholdings associated with the Company’s interest in First Permian. No such distribution was received in 2001 or 1999. A certain Director of the Company also serves as director of an entity which owns 110,000 shares of preferred stock of the Company. In addition, a Foundation, where this same Director is the chairman of the board of directors of the Foundation, and a Trust, where this same Director is trustee, owns a total of 55,000 shares each of preferred stock of the Company. All of the shares of preferred stock of the Company were purchased at a price of $10 per share on the same terms as all other unaffiliated purchasers.  F-19 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) In the current year, a certain Director of the Company acquired an interest in a portion of the warrants awarded to the Company’s investment advisor (see note 4) as the director acts a consultant for the investment advisor. The fair value of the warrants is estimated to be $33,000 using the Black-Scholes Option Pricing model. Also, the director received a portion of the quarterly fees paid to the investment advisor aggregating $18,750 in 2001. (11) Oil and Gas Expenditures The following table reflects capitalized costs related to the oil and gas properties as of December 31:
                                                                            2001                2000
                                                                            ----                ----

         Proved properties                                               $ 76,248,443       $ 57,915,944
         Unproved properties, not subject to
             depletion                                                      8,883,902         14,400,440
                                                                          -----------        -----------
                                                                           85,132,345         72,316,384
         Accumulated depletion                                            (55,552,876)       (32,495,930)
                                                                          -----------        -----------
                                                                         $ 29,579,469       $ 39,820,454
                                                                          ===========        ===========
Certain directly identifiable internal costs of property acquisition, exploration and development activities are capitalized. Such costs capitalized in 2001, 2000 and 1999 totaled $782,450, $624,007 and $508,883, respectively. Depletion per equivalent unit of production (BOE) was $9.13, $8.18 and $8.30 for 2001, 2000 and 1999, respectively. F-20 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities for each of the years in the three year period ended December 31:
                                                                  2001               2000                 1999
                                                                  ----               ----                 ----
         Transfers (to)/from assets held for sale          $         --         $ 2,127,734         $ (2,127,734)
         Proved property acquisition costs                       26,970              23,291               41,768
         Unproved property acquisition costs                  3,420,455           3,371,898            1,978,964
         Exploration                                          6,820,480           2,163,124            1,855,948
         Development                                          1,202,889           1,087,424              638,845
                                                            -----------          ----------          -----------
                                                           $ 11,470,794         $ 8,773,471         $  2,387,791
                                                            ===========          ==========          ===========
(12) Impairment of Oil and Gas Properties As a result of a ceiling test calculation, which limits capitalized costs, net of related deferred tax liability, to the aggregate of the estimated present value, discounted at 10-percent of future net revenues from proved reserves plus lower of cost or fair market value of unproved properties, the Company recognized an impairment of approximately $16,820,000, of which $14,643,000 was recognized in the fourth quarter, and $1,705,000 related to its oil and gas properties during 2001 and 1999, respectively. There was no impairment recorded for 2000. F-21 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) (13) Earnings per Share In accordance with the provisions of FAS 128, the following table provides a reconciliation between basic and diluted earnings per share for the year ended December 31:
                                                                     2001               2000               1999
                                                                     ----               ----               ----

         Basic EPS Computation:
          Numerator -
             Net income (loss)                                   $ (4,707,575)       $  5,977,328       $ (2,450,457)
             Preferred stock dividend                                (609,063)           (609,063)          (609,063)
                                                                  -----------         -----------        -----------
             Net income (loss) available to common
                stockholders                                     $ (5,316,638)       $  5,368,265       $ (3,059,520)
                                                                  ===========         ===========        ===========
          Denominator -
             Weighted average common shares outstanding            20,457,697          20,331,858         18,549,214
                                                                  ===========         ===========        ===========
          Basic net earnings (loss) per share                        $   (.26)            $   .26            $  (.16)
                                                                  ===========         ===========        ===========
         Diluted EPS Computation:
          Numerator -
             Net income (loss)                                  $  (4,707,575)        $ 5,977,328       $ (2,450,457)
             Preferred stock dividend                                (609,063)                 --           (609,063)
                                                                  -----------         -----------        -----------
             Net income (loss) available to common
                stockholders                                    $  (5,316,638)        $ 5,977,328       $ (3,059,520)
                                                                  ===========         ===========        ===========
          Denominator -
             Weighted average common shares for basic
                earnings (loss) per share                          20,457,697          20,331,858         18,549,214

          Effect of dilutive securities:
             Employee stock options                                        --             348,787                 --
             Warrants                                                      --                 603                 --
             Preferred stock                                               --           2,784,244                 --
                                                                  -----------         -----------        -----------
             Weighted average common shares for diluted
                earnings (loss) per share assuming
                conversions                                        20,457,697          23,465,492         18,549,214
                                                                  ===========         ===========        ===========

          Diluted net earnings (loss) per share                      $   (.26)            $   .25            $  (.16)
                                                                  ===========         ===========        ===========
F-22 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Stock options to purchase shares of common stock and convertible preferred stock were outstanding during 2001 and 1999 but were not included in the computation of diluted net earnings (loss) per share because either (i) the employee stock options’ exercise price was greater than the average market price of the common stock of the Company, (ii) the effect of the assumed conversion of the Company’s preferred stock to common stock would be antidilutive, or (iii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive. (14) Recent Accounting Pronouncements In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statements 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of December 31, 2001 the Company expects no impact to the financial statements, upon adoption, as no business combinations have been entered into, thus the potential for associated goodwill does not currently exist. Also, the FASB has issued Statement No. 143 “Accounting for Asset Retirement Obligations” which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements. On October 3, 2001, the FASB issued Statements No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed” and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact to its financial statements. (15) Equity Investment On June 30, 1999, the Company acquired a 22.5% interest for $2,250 in First Permian, LLC (“First Permian”), a Delaware limited liability company. At December 31, 2001 and 2000, the Company’s interest in First Permian was 30.675%. F-23 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) On June 25, 1999, First Permian and Fina Oil and Chemical Company (“Fina”) entered into a Merger Agreement in which First Permian purchased oil and gas properties located in the Permian Basin of west Texas for $96,125,000. Under the Merger Agreement, the oil and gas properties were conveyed to Nash Oil Company, LLC (“Nash”), a newly formed Delaware Limited Liability Company and a wholly-owned subsidiary of Fina. Effective June 30, 1999, First Permian and Nash were merged with the surviving limited liability company being First Permian, LLC. The purchase was financed primarily with a bank credit facility for $74,000,000, subordinated notes totaling $16,000,000 and sale of minerals for $5,000,000. The credit facility is collateralized by substantially all of First Permian’s oil and gas properties.  At December 31, 2000, the Company has recorded a loss of $500,576 in its investment of First Permian, LLC to the extent that the Company had guaranteed $10,000,000 of the debt of First Permian. Effective October 25, 2000, the Company was released from its guarantee and discontinued the equity method of accounting for its share of losses in First Permian. In 2001 the Company resumed the equity method of accounting as their portion of First Permian’s net income exceeded the losses not recognized during the period the equity method was suspended. In 2001 the Company recorded equity in income of $840,529. On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase to sell all of its oil and gas properties. See Note 19 for further discussion. First Permian adopted FASB Statement 133 and recorded a net transition adjustment loss of $6,105,108 in accumulated other comprehensive income on January 1, 2001. F-24 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) The following summarizes selected audited financial information for First Permian, LLC as of December 31:
                            Assets                                          2001                  2000
                            ------                                          ----                  ----

              Current assets:
                 Cash and cash equivalents                              $  1,385,640        $    3,836,840
                 Accounts receivable                                       4,159,239             6,337,595
                 Prepaids                                                     99,106                61,218
                                                                         -----------         -------------
                      Total current assets                                 5,643,985            10,235,653
                                                                         -----------         -------------
              Property and equipment, at cost:
                 Oil and gas properties, full cost method                108,256,338            87,527,750
                 Other property                                            1,479,885             1,086,427
                                                                         -----------         -------------
                                                                         109,736,223            88,614,177
                 Less accumulated depletion and depreciation             (14,459,797)           (8,251,530)
                                                                         -----------         -------------
                      Net property and equipment                          95,276,426            80,362,647

              Other non-current assets, net of accumulated
                 amortization of $1,951,000 in 2001 and
                 $946,000 in 2000                                            594,704             1,664,528
                                                                         -----------         -------------
                                                                        $101,515,115        $   92,262,828
                                                                         ===========         =============
                Liabilities and Members' Equity
              Current liabilities:
                 Accounts payable and accrued liabilities-trade         $  6,342,325        $    7,042,264
                 Liability for derivative instruments                        773,780                58,450
                                                                         -----------         -------------
                      Total current liabilities                            7,116,075             7,100,714
                                                                         -----------         -------------
              Long-term debt, net of current maturities                   73,000,000            67,400,000

              Redeemable preferred units                                  15,549,085            14,224,946
              Members' equity                                              5,849,955             3,537,168
                                                                         -----------         -------------
                                                                        $101,515,115        $   92,262,828
                                                                         ===========         =============
              Revenues                                                  $ 31,094,044        $   24,713,111
              Cost and expenses                                           19,642,279            16,870,023
                                                                         -----------         -------------
                      Operating income                                    11,451,765             7,843,088

              Other expense, net                                          (6,855,768)           (7,220,136)
                                                                         -----------         -------------
              Net income before extraordinary item                      $  4,595,997        $      622,952

              Extraordinary loss from debt restructure                            --              (960,825)
                                                                         -----------         -------------
              Net income (loss)                                         $  4,595,997        $     (337,873)

              Redeemable preferred unit dividends                         (1,324,199)             (724,946)
                                                                         -----------         -------------
              Net income (loss) available to common members             $  3,271,798        $   (1,062,819)
                                                                         ===========         =============
F-25 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) The following summarizes the Company’s 30.675% interest in First Permian LLC’s unaudited oil and gas reserve data (in thousands):
                                                Changes in Reserve Balances

                                                            Total Proved               Proved Developed
                                                      --------------------            ------------------
                                                      BBL              MCF            BBL            MCF
                                                      ---              ---            ---            ---

          Reserves as of December 31, 1999           10,226            8,190          5,949          7,764
              Purchase of reserves in place           1,266              246          1,266            246
              Sales of reserves in place                 (3)          (2,014)            (3)        (2,014)
              Revisions of previous estimates         3,639           (4,253)           680         (4,395)
              Production                               (386)            (350)          (386)          (350)
                                                     ------           ------         ------         ------

          Reserves as of December 31, 2000           14,742            1,819          7,506          1,251
              Purchase of reserves in place              --               --             --             --
              Sales of reserves in place                 --               --             --             --
              Revisions of previous estimates          (654)             636          1,219            502
              Production                               (458)            (168)          (458)          (168)
                                                     ------           ------         ------         ------

          Reserves as of December 31, 2001           13,630            2,287          8,267          1,585
                                                     ======           ======         ======         ======
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
                                                                                     December 31,
                                                                            --------------------------
                                                                               2001              2000
                                                                               ----              ----

         Future cash flows                                                  $ 238,050        $  374,869
         Future costs:
              Production                                                      (84,644)         (126,082)
              Development                                                     (23,605)          (28,728)
                                                                             --------         ---------
         Future net cash flows                                                129,801           220,059
         10% annual discount for estimated timing of cash flows               (83,336)         (128,010)
                                                                             --------         ---------
         Standardized measure of discounted net cash flows                  $  46,465        $   92,049
                                                                             ========         =========
F-26 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) Changes in Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves For the years ended December 31, 2001 and 2000
                                                                              2001            2000
                                                                              ----            ----

         Increase (decrease):
              Sales of minerals in place                                  $        --        $ (1,380)
              Accretion of discount                                             9,204           7,367
              Net change in sales prices net of production costs               (5,635)         24,997
              Purchase of minerals in place                                        --           9,755
              Changes in estimated future development costs                     1,834          (6,514)
              Revisions of quantity estimates                                 (44,573)        (11,603)
              Sales, net of production costs                                   (6,414)         (4,242)
                                                                              -------         -------
                   Net increase (decrease)                                    (45,585)         18,380
         Standardized measure of discounted net cash flows:
                  Beginning of year                                            92,049          73,669
                                                                              -------         -------
                  End of year                                                $ 46,465        $ 92,049
                                                                              =======         =======
(16) Commitments and Contingencies At December 31, 2001, the Company is party to two legal actions arising incidental to its business. It is management's opinion that the ultimate outcome of these legal actions will not have a material adverse effect on the Company's operations or financial position. (17) Supplemental Oil and Gas Reserve Data (Unaudited) The estimates of the Company's proved oil and gas reserves, which are all located in the United States, are prepared by independent petroleum engineers. Reserves were estimated in accordance with guidelines established by the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company has presented the reserve estimates utilizing an oil price of $18.98, $25.09 and $24.75 per Bbl and a gas price of $2.72, $10.18 and $2.20 per Mcf as of December 31, 2001, 2000 and 1999, respectively. Information for oil is presented in barrels (BBL) and for gas in thousands of cubic feet (MCF). F-27 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) A summary of changes in reserve balances is presented below (in thousands):
                                                            Total Proved               Proved Developed
                                                      --------------------           -------------------
                                                      BBL              MCF            BBL            MCF
                                                      ---              ---            ---            ---

         Reserves as of December 31, 1999             1,008           17,284            589         12,685
              Sales of reserves in place                 --             (383)            --           (383)
              Extensions and discoveries                 37            1,143             37          1,143
              Revisions of previous estimates            94              464            111            953
              Production                               (165)          (2,822)          (165)        (2,822)
                                                      -----           ------           ----         ------
         Reserves as of December 31, 2000               974           15,686            572         11,576
              Sales of reserves in place                 (1)              --             (1)            --
              Extensions and discoveries                 78            1,737             78          1,737
              Revisions of previous estimates             4             (210)           (20)          (473)
              Production                               (139)          (3,266)          (139)        (3,266)
                                                      -----           ------           ----         ------
         Reserves as of December 31, 2001               916           13,947            490          9,574
                                                      =====           ======           ====         ======
The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by SFAS No. 69. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions. During 2001, the average sales price received by the Company for its oil was approximately $24.80 per Bbl, as compared to $28.88 in 2000, while the average sales price for the Company’s gas was approximately $4.41 per Mcf in 2001, as compared to $4.38 per Mcf in 2000. The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution. The basis for this table are the reserve studies prepared by independent petroleum consultants, which contain imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily a “best estimate” of the fair value of the Company’s proved oil and gas properties. F-28 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued)
                             Standardized Measure of Discounted Future Net Cash Flows
                                     Relating to Proved Oil and Gas Reserves
                                                  (In Thousands)

                                                                             December 31,
                                                             ---------------------------------------------
                                                               2001              2000             1999
                                                               ----              ----             ----

         Future cash flows                                   $  47,648        $ 184,045          $ 62,967
         Future costs:
              Production                                       (17,353)         (35,550)          (18,632)
              Development                                       (4,874)          (4,228)           (4,797)
                                                             ---------        ---------          --------
         Future net cash flows before income taxes              25,421          144,267            39,538
         Future income taxes                                       (34)         (24,321)               --
                                                             ---------        ---------          --------
         Future net cash flows                                  25,387          119,946            39,538
         10% annual discount for estimated timing of
              cash flows                                        (8,312)         (38,658)          (14,039)
                                                             ---------        ---------          --------
         Standardized measure of discounted net cash         $  17,075        $  81,288          $ 25,499
              flows                                          =========        =========          ========

                                        Changes in Standardized Measure of
                              Discounted Future Net Cash Flows From Proved Reserves
                                                  (In Thousands)

                                                                            Years ended December 31,
                                                                 -----------------------------------------
                                                                    2001            2000           1999
                                                                    ----            ----           ----

         Increase (decrease):
              Sales of minerals in place                         $     (4)      $    (136)       $   (238)
              Extensions and discoveries and improved
                  recovery, net of future production and            3,831           8,398           3,067
                  development costs
              Accretion of discount                                 9,095           2,550           2,682
              Net change in sales prices net of production        (68,367)         66,306          11,882
                  costs
              Changes in estimated future development costs             5             204             789
              Revisions of quantity estimates                        (172)          4,496         (13,371)
              Net change in income taxes                            9,662          (9,662)             --
              Sales, net of production costs                      (13,919)        (14,035)         (6,620)
              Changes of production rates (timing) and other       (4,344)         (2,332)            485
                                                                   ------          ------          ------
                   Net increase (decrease)                        (64,213)         55,789          (1,324)

         Standardized measure of discounted future net cash flows:
                  Beginning of year                                81,288          25,499          26,823
                                                                   ------          ------          ------
                  End of year                                    $ 17,075        $ 81,288        $ 25,499
                                                                  =======          ======          ======
F-29 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) (18) Selected Quarterly Financial Results (Unaudited)
                                                                             Quarter
                                                      ----------------------------------------------------
                                                      First          Second          Third          Fourth
                                                      -----          ------          -----          ------
                                                             (in thousands, except per share data)

           2001:
               Oil and gas revenues               $      7,288    $      4,791    $      3,811   $      1,949
               Total costs and expenses                  3,095           2,969           4,925         17,416
               Net income                                4,636           1,215            (491)       (10,067)
               Net income per common share        $       .219     $      .052     $      .030   $       (.50)
               Net income  per  common  share -
                  assuming dilution               $       .196     $      .051     $      .030   $       (.50)

          2001 results  include  noncash  charges of $2,177,128 and  $14,642,685 during  the third and  fourth  quarters, respectively  related to the impairment of oil and gas properties. (See Note 12)

           2000:
               Oil and gas revenues               $      2,775    $      3,197    $      4,163   $      7,000
               Total costs and expenses                  1,875           2,098           2,220          3,337
               Net income                                  194             695           1,699          3,389
               Net income per common share        $       .001    $       .027    $       .076   $        .16
               Net income  per  common  share -
                  assuming dilution               $       .001    $       .027    $       .072   $        .14

           1999:
               Oil and gas revenues               $      1,963    $      1,992    $      2,291   $      2,728
               Total costs and expenses                  1,621           1,729           2,239          4,585
               Net income (loss)                           (10)            (94)           (150)        (2,196)
               Net  income  (loss)  per  common
                  share                           $      (.010)   $      (.013)   $      (.016)  $       (.18)
               Net  income  (loss)  per  common
                  share - assuming dilution       $      (.010)   $      (.013)   $      (.016)  $       (.16)
(19) Subsequent Events On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase with an affiliate of Energen Corporation (Energen), to sell all of its oil and gas properties for $120 million in cash and 3,043,470 shares in Energen stock approximating $70 million in value. Energen is a publicly traded company listed on the NYSE. The stock consideration is subject to a collar ranging in value from $18.40 and $27.60 per share, aggregating from $56 million to $84 million. As a 30.675% interest owner in First Permian, the Company expects its prorata share of the net proceeds to be approximately $29 million in cash and Energen stock and result in a substantial gain. The closing of the transaction is anticipated to occur in April 2002, with an effective date of January 1, 2002. F-30 PARALLEL PETROLEUM CORPORATION Notes to Financial Statements - (Continued) In January and February, 2002, the Company purchased put options on natural gas with a strike price of $2.40 for the period April 2002 through October 2002 related to 210,000 mcf per month of its gas production to protect the Company against declining gas prices. The put option will be stated at its fair value with changes in fair value charged or credited to earnings. F-31 SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. PARALLEL PETROLEUM CORPORATION March 28, 2002 By: /s/ Thomas R. Cambridge Thomas R. Cambridge, Chief Executive Officer and Chairman of the Board of Directors Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. /s/ Thomas R. Cambridge Chief Executive Officer March 28, 2002 Thomas R. Cambridge and Chairman of the Board of Directors (Principal Executive Officer) /s/ Larry C. Oldham Director, President and Treasurer March 28, 2002 Larry C. Oldham (Principal Financial and Accounting Officer) /s/ Dewayne E. Chitwood Director March 28, 2002 Dewayne E. Chitwood /s/ Martin B. Oring Director March 28, 2002 Martin B. Oring /s/ Charles R. Pannill Director March 28, 2002 Charles R. Pannill /s/ Jeffrey G. Shrader Director March 28, 2002 Jeffrey G. Shrader S-1 INDEX TO EXHIBITS Exhibit No. Description of Exhibit ------ ---------------------- 3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998) 3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000) 4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998) 4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 2000) 4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Registrant for the fiscal year ended December 31, 2000) Executive Compensation Plans and Arrangements (Exhibit No. 10.1 through 10.9): 10.1 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.) 10.2 1992 Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.) 10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.) E-1 Exhibit No. Description of Exhibit ------ ---------------------- 10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.) 10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.) 10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997). 10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) *10.8 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford. *10.9 Form of Change of Control Agreements, dated June 1, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford. 10.10 Restated Loan Agreement dated December 27, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 1999). 10.11 Loan Agreement dated December 18, 2000 between the Registrant and Bank United (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000). 10.12 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998). 10.13 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated June 30, 1999). E-2 Exhibit No. Description of Exhibit ------ ---------------------- 10.14 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K Report dated June 30, 1999). 10.15 Merger Agreement, dated June 25, 1999 (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K Report dated June 30, 1999). 10.16 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Report dated June 30, 1999). 10.17 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999). 10.18 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000). 10.19 Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K Report dated June 30, 1999). 10.20 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K Report dated June 30, 1999). 10.21 Intercreditor Agreement, dated as of June 30, 1999, among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K Report dated June 30, 1999). 10.22 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K Report dated June 30, 1999). E-3 Exhibit No. Description of Exhibit ------ ---------------------- 10.23 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K Report dated June 30, 1999). 10.24 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000). *10.25 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB *23.1 Consent of Independent Auditors *23.2 Consent of Independent Petroleum Engineers * Filed herewith. E-4