Form 10-Q
period 2002-03-31
PARALLEL PETROLEUM CORP /DE/
filed 2002-05-15
CIK 750561

 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q (Mark One) /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002 or / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to COMMISSION FILE NUMBER 0-13305 PARALLEL PETROLEUM CORPORATION (Exact name of registrant as specified in our charter) DELAWARE 75-1971716 (State of other jurisdiction of (I.R.S. Employer incorporation or organization) Identification Number) One Marienfeld Place, Suite 465, Midland, Texas 79701 (Address of principal executive offices) (Zip Code) (915) 684-3727 (Registrant's telephone number, including area code) NOT APPLICABLE (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 'X' No At May 10, 2002, there were 20,663,861 shares of the Registrant's Common Stock, $0.01 par value, outstanding. INDEX PART I. - FINANCIAL INFORMATION Page ITEM 1. FINANCIAL STATEMENTS No. ----- Reference is made to the succeeding pages for the following financial statements: - Balance Sheets as of December 31, 2001, March 31, 2002 (unaudited) and March 31, 2002 unaudited Proforma 1 - Unaudited Statements of Operations for the three months ended March 31, 2001 and 2002 3 - Unaudited Statements of Cash Flows for the three months ended March 31, 2001 and 2002 4 - Notes to Financial Statements 5 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 9 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 16 PART II. - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS 17 ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K 17 (i) PARALLEL PETROLEUM CORPORATION BALANCE SHEETS

                                                                              (unaudited)
                                                      (audited)   (unaudited)  Proforma
                                                     December 31, March 31,    March 31,
                                                        2001*        2002      2002 (1)
                                                     ------------ ----------- ------------

ASSETS
Current assets:
Cash and cash equivalents                            $ 3,351,044  $ 1,249,109 $ 6,750,812
Accounts receivable:
Oil and gas                                            1,420,859   1,265,973    1,265,973
Others, net of allowance for doubtful account of
  $0 in 2001 and 2002                                    263,819     242,546      242,546
Affiliate                                                 16,687      31,262       31,262
                                                     ------------ ----------- ------------
                                                       1,701,365   1,539,781    1,539,781
Fair value of derivative instruments                           -      51,246       51,246
Other assets                                             207,120     111,549      111,549
                                                     ------------ ----------- ------------
Total current assets                                   5,259,529   2,951,685    8,453,388
                                                     ------------ ----------- ------------
Property and equipment, at cost:
Oil and gas properties, full cost method              85,132,345  87,538,232   87,538,232
Other                                                    552,219     566,807      566,807
                                                     ------------ ----------- ------------
                                                      85,684,564  88,105,039   88,105,039
Less accumulated depreciation and depletion          (55,854,378) (57,209,008)(57,209,008)
                                                     ------------ ----------- ------------
Net property and equipment                            29,830,186  30,896,031   30,896,031
                                                     ------------ ----------- ------------
Net deferred tax asset                                 6,137,670   6,616,397            -
Investment in First Permian                              473,764     157,471            -
Marketable securities, available for sale                      -           -   25,580,339
Other assets, net of accumulated amortization of
  $55,984 in  2001 and $65,097 in  2002                   58,754      70,619       70,619
                                                     ------------ ----------- ------------
                                                     $ 41,759,903 $ 40,692,203$ 65,000,377
                                                     ============ ========================
1 PARALLEL PETROLEUM CORPORATION BALANCE SHEETS (Continued)
                                                                                                     (unaudited)
                                                                        (audited)     (unaudited)     Proforma
                                                                       December 31,    March 31,     March 31,
                                                                          2001*          2002         2002 (1)
                                                                       ------------- -------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                                    $ 2,400,000    $ 3,300,000   $ 3,300,000
Accounts payable and accrued liabilities:
Trade                                                                     3,446,370      2,728,007     4,209,522
                                                                       ------------- -------------- -------------
                                                                          5,846,370      6,028,007     7,509,522
                                                                       ------------- -------------- -------------
Long-term debt, excluding current maturities (Note 2)                     9,600,000      9,265,589     9,265,589
Deferred taxes payable                                                            -              -     3,688,673

Stockholders' equity:
Series A preferred stock -- par value $.10 per share (aggregate liquidation
preference of $26) authorized 50,000 shares                                       -              -             -
Preferred stock -- $.60 cumulative convertible preferred stock -- par value of $.10 per share (aggregate liquidation preference of $10) authorized
10,000,000 shares, issued and outstanding 974,500 in 2001 and 2002           97,450         97,450        97,450
Common stock -- par value $.01 per share, authorized 60,000,000 shares,
issued and outstanding 20,663,861 in 2001 and 2002                          206,639        206,639       206,639
Additional paid-in capital                                               34,087,498     33,941,323    33,941,323
Retained earnings (deficit)                                              (8,078,054)    (8,846,805)   10,291,181
                                                                       ------------- -------------- -------------
Total stockholders' equity                                               26,313,533     25,398,607    44,536,593

Commitments and contingencies (Note 9)
                                                                       ------------- -------------- -------------
                                                                       $ 41,759,903   $ 40,692,203  $ 65,000,377
                                                                       ============= ============== =============
*The balance sheet as of December 31, 2001 has been derived from Parallel’s audited financial statements. See accompanying notes to Financial Statements. __________ (1) Assumes the sale of the oil and gas assets of First Permian, L.P. occurred as of March 31, 2002. The sale closed on April 8, 2002 and Parallel’s distribution from First Permian, L.P. was $5.5 million in cash and $25.6 million of Energen Corporation’s common stock (933,589 shares at $27.40 per share, the market value of Energen’s common stock on the date of closing). The proforma balance sheet reflects the utilization of the Company’s $6.6 million net deferred tax asset, recognition of deferred taxes payable of $3.7 million, a $1.4 million accounts payable related to incentive award payments and an increase of $19.1 million in retained earnings.
                                       2

                         PARALLEL PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                 (Unaudited)

                                               Three Months Ended March 31,
                                               -------------------------
                                                  2001         2002
                                               ------------ ------------
Oil and gas revenues                           $ 7,288,202  $ 1,971,191
                                               ------------ ------------
Cost and expenses:
Lease operating expense                          1,119,065      549,376
General and administrative                         298,208      349,764
Depreciation, depletion and amortization         1,677,820    1,354,630
                                               ------------ ------------
                                                 3,095,093    2,253,770
                                               ------------ ------------
Operating income (loss)                          4,193,109     (282,579)
                                               ------------ ------------

Other income (expense), net:
Equity in loss of First Permian, LLC                     -     (316,293)
Change in fair value of derivatives                      -     (339,858)
Interest income                                     19,049       10,378
Other income                                        25,207        5,997
Interest expense                                  (226,857)    (153,057)
Other expense                                      (55,254)    (172,066)
                                               ------------ ------------
Total other expense, net                          (237,855)    (964,899)
                                               ------------ ------------
Income (loss) before income taxes                3,955,254   (1,247,478)
Income tax benefit, net                           (680,668)    (478,727)
                                               ------------ ------------
Net income (loss)                              $ 4,635,922  $  (768,751)

Cumulative preferred stock dividend               (146,175)    (146,175)
                                               ------------ ------------
Net income (loss) available to common
  stockholder                                  $ 4,489,747  $  (914,926)
                                               ============ ============
Net income (loss) per common share:

Basic                                               $ 0.22      $ (0.04)
                                               ============ ============
Diluted                                             $ 0.20      $ (0.04)
                                               ============ ============
Weighted average common share outstanding

Basic                                           20,419,158   20,663,861
                                               ============ ============
Diluted                                         23,692,582   20,663,861
                                               ============ ============
*The balance sheet as of December 31, 2001 has been derived from Parallel’s audited financial statements. See accompanying notes to Financial Statements. 3
                        PARALLEL PETROLEUM CORPORATION

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                ---------------------------------
                                                                                     2001             2002
                                                                                --------------- -----------------

Cash flows from operating activities:
Net income (loss)                                                                  $ 4,635,922        $ (768,751)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and depletion                                                           1,677,820         1,354,630
Equity in loss from investments in First Permian, LLC                                        -           316,293
Change in fair value of derivative instruments                                               -           339,859
Deferred income taxes                                                                 (718,168)         (478,727)
Other, net                                                                             (33,526)          (11,865)
Changes in assets and liabilties:
Decrease in accounts receivables                                                       346,381           161,584
Decrease (increase) in prepaid expenses and other                                      (15,036)           95,571
Decrease in accounts payable and accrued liabilities                                  (357,201)         (864,538)
Purchase of derivative instruments                                                           -          (391,105)
                                                                                --------------- -----------------
Net cash provided by (used in) operating activities                                  5,536,192          (247,049)
                                                                                --------------- -----------------
Cash flows from investing activities:
Additions to property and equipment                                                 (2,267,716)       (2,785,855)
Proceeds from disposition of property and equipment                                          -           365,380
                                                                                --------------- -----------------
Net cash used in investing activities                                               (2,267,716)       (2,420,475)
                                                                                --------------- -----------------
Cash flows from financing activities:
Borrowings from bank line of credit                                                          -           565,589
Payments on bank line of credit                                                       (427,531)                -
Proceeds from exercise of options and warrants                                          99,910                 -
                                                                                --------------- -----------------
Net cash provided by (used in) financing activities                                   (327,621)          565,589
                                                                                --------------- -----------------
Net increase (decrease) in cash and cash equivalents                                 2,940,855        (2,101,935)

Beginning cash and cash equivalents                                                  2,000,826         3,351,044
                                                                                --------------- -----------------
Ending cash and cash equivalents                                                   $ 4,941,681       $ 1,249,109
                                                                                =============== =================
Non-cash financing activities:
Accrued preferred stock dividend                                                   $   146,175       $   146,175
                                                                                =============== =================
The accompany notes are an integral part of these financials. 4 PARALLEL PETROLEUM CORPORATION NOTES TO FINANCIAL STATEMENTS NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation The financial information included herein, except the balance sheet as of December 31, 2001, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in Parallel's 2001 Form 10-K. We account for our 30.675% interest in First Permian using the equity method of accounting. Under the equity method of accounting, we record our investment in First Permian at cost on the balance sheet. This is increased or reduced by our proportionate share of First Permian's income or loss, which is presented as one amount in the statements of operations. Reclassifications Certain reclassifications related to accrued preferred stock dividends have been made to the 2001 amounts to conform to the 2002 presentation. NOTE 2. LONG TERM DEBT Long-term debt consists of the following at March 31, 2002: Revolving Facility note payable to bank, at bank's base lending rate (5.0% at March 31, 2002) $12,565,589 Less: current maturities 3,300,000 ----------- $ 9,265,589 =========== Schedules maturities of long-term debt at March 31, 2002 are as follows: March 31, 2003 $ 3,300,000 March 31, 2004 3,600,000 March 31, 2005 3,600,000 January 25, 2006 2,065,589 ----------- $12,565,589 =========== Revolving Credit Facility. On January 25, 2002, Parallel entered into a loan agreement with First American Bank ("New Revolving Facility") to refinance the outstanding indebtedness with our former lender. Pursuant to the New Revolving Facility, Parallel may borrow the lesser of $30,000,000 or the "borrowing base" then in effect. The borrowing base at January 25, 2002 was $13,000,000. The 5 borrowing base is reduced by a monthly commitment reduction of $300,000 beginning May 1, 2002. At the closing of the loan transaction, the outstanding balance was $12,065,589, bearing interest at 5.00%. The total outstanding principal amount of our bank indebtedness was $12,000,000 at December 31, 2001 and $12,565,589 at March 31, 2002. The borrowing base and monthly commitment reduction are subject to redetermination semi-annually, on or about May 1 and November 1 of each year, beginning May 1, 2002. The bank is currently reviewing our borrowing base. The bank may require a redetermination of the borrowing base and monthly commitment reduction at any time in its sole discretion. Indebtedness under the New Revolving Facility matures January 25, 2006. Substantially all of our producing properties are pledged to the bank as collateral for the payment and performance of our liabilities and obligations under the loan agreement. The unpaid principal balance for the New Revolving Facility bears interest at the election of Parallel at a rate equal to (i) the bank's base lending rate, or (ii) the applicable Adjusted Eurodollar Rate, as defined in the New Revolving Facility, plus a margin of 2.75% during the related Eurodollar Interest Period, as defined in the New Revolving Facility. However, the interest rate may never be less than 5.00%. Interest is due and payable on the day which the related Eurodollar Interest Period ends. In addition to customary affirmative covenants, the loan agreement contains various restrictive covenants and compliance requirements, including: o Maintaining certain financial requirements; o Limitations on additional indebtedness; o Prohibiting the payment of dividends on our common stock; o Limitations on the disposition of assets; o Prohibiting liens (other than in favor of the bank) to exist on any of our properties; and o Limitations on investments, mergers, forming subsidiaries, affiliate transactions, changes in accounting methods, rental and lease payments and derivative transactions. NOTE 3. PREFERRED STOCK We have outstanding 974,500 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Convertible Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Convertible Preferred Stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. We may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends. NOTE 4. INCOME TAX BENEFIT Income tax benefit in the amount of $478,727 was recorded in the Statements of Operations which resulted in a net deferred tax asset of $6.6 million at March 31, 2002. The sale of the oil and gas assets of First Permian, L.P. was closed on April 8, 2002 and resulted in a pre-tax gain of approximately $30 million; therefore, no valuation allowance has been established since we believe all the available net operating losses, statutory depletion and AMT carryforwards will be utilized to reduce the tax liability associated with the First Permian, L.P. gain. NOTE 5. FULL COST CEILING TEST We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income 6 taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less related deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices increased sufficiently such that an excess above the ceiling would not have existed if the increased prices were used in the calculations. At March 31, 2002 our net book value of oil and gas properties, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time. NOTE 6. INVESTMENT IN FIRST PERMIAN, LLC For the three months ended March 31, 2002, First Permian had net loss of $1,031,110. Our share of the net loss for the three months ended March 31, 2002, was $316,293. At December 31, 2001, we had recorded cumulative earnings of $840,529 in our investment in First Permian, LLC because we had been released from our $10,000,000 guaranty as of October 25, 2000 and had resumed the equity method of accounting for our share of net income associated with our 30.675% interest in First Permian, LLC. Using the equity method of accounting, our investment is increased or decreased by our proportionate share of First Permian's net income or loss. On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase with Energen Resources Corporation, a wholly owned subsidiary of Energen Corporation (Energen), to sell all of First Permian's oil and gas properties for $120 million in cash and 3,043,479 shares in Energen stock approximating $70 million in value. Energen is a publicly traded company listed on the NYSE. The transaction closed on April 8, 2002. As a 30.675% interest owner in First Permian, Parallel received its prorata share of the net proceeds, $5.5 million in cash and 933,589 shares of Energen stock. At April 8, 2002, the market value of Energen's stock was $27.40 per share. Commodity Hedges. First Permian uses various swap contracts and other financial instruments to hedge the effect of prices changes on future oil production. The following table sets forth First Permian's outstanding oil hedge contracts at March 31, 2002:
        Type                 Volume/Month                  Term                    Price                 Commodity
       -----                 ------------                  ----                    -----                 ----------

       Collar               40,000 barrels             7/01 - 12/02               $18.00-$28.75         WTI NYMEX

       Collar               40,000 barrels             7/01 - 12/02               $19.00-$24.80         WTI NYMEX
Interest Rate Swap Agreements. These instruments are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At March 31, 2002, First Permian was party to one interest rate swap agreement to provide it with a fixed interest rate of 6.52% on $40,000,000 of a revolving line of credit through July 1, 2002. NOTE 7. DERIVATIVE INSTRUMENTS In January and February, 2002, we purchased put floors with a counterparty to sell notional volumes of 210,000 Mcf of gas per month for the seven-month period April, 2002 through October, 2002, at a floor price of $2.40 per Mcf based on NYMEX pricing. The cost of implementing these hedges was $311,930 and $79,179, respectively, or approximately $56,000 per month for the seven-month period. These derivatives are not held for trading purposes. 7 The fair value of the put floors as of March 31, 2002 was $51,426; therefore, a $339,858 decrease in fair value was recognized as of March 31, 2002 in the Statements of Operations. NOTE 8. NET INCOME PER COMMON SHARE Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed conversion of all potentially dilutive securities.
                                                                  Three Months Ended
                                                                     March 31,
                                                        ----------------------------------------
                                                               2001                 2002
                                                        -------------------- -------------------
Basic EPS Computation:
Numerator-
Net income                                                      $ 4,635,922          $ (768,751)
Preferred stock dividend                                           (146,175)           (146,175)
                                                        -------------------- -------------------
Net income available to common
stockholders                                                    $ 4,489,747          $ (914,926)
                                                        ==================== ===================
Denominator-
Weighted average common shares
outstanding                                                      20,419,158          20,663,861
                                                        ==================== ===================
Basic earnings per share                                             $ 0.22             $ (0.04)
                                                        ==================== ===================
Diluted EPS Computation:
Numerator-
Net income                                                      $ 4,635,922          $ (768,751)
Preferred stock dividend                                                  -            (146,175)
                                                        -------------------- -------------------
Net income available to common
stockholders                                                    $ 4,635,922          $ (914,926)
                                                        ==================== ===================
Denominator-
Weighted average common shares
outstanding                                                      20,419,158          20,663,861
Employee stock options                                              489,180                   -
Preferred stock                                                   2,784,244                   -
                                                        -------------------- -------------------
                                                                 23,692,582          20,663,861
                                                        ==================== ===================
Diluted earnings per share                                           $ 0.20             $ (0.04)
                                                        ==================== ===================
8 Convertible preferred stock equivalent shares for the three-month period ended March 31, 2002 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. NOTE 9: RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS In July 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after March 31, 2002 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of March 31, 2002 there was no impact on Parallel's financial statements as we have not entered into any business combination and have not acquired goodwill. Also, the FASB had voted to issue Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after September 15, 2002, with earlier application encouraged. Parallel is currently assessing the impact on its financial statements. On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supersedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this statement were adopted with no impact on the financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. NOTE 10. LEGAL PROCEEDINGS At March 31, 2002, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion and analysis should be read in conjunction with our Financial Statements and the related notes. OVERVIEW Strategy Our primary strategy has been to build oil and gas reserves, production, cash flow and earnings per share by exploring for new oil and gas reserves, acquiring oil and gas properties and optimizing production from existing oil and gas properties. To achieve these objectives, we have: o used advanced technologies to conduct exploratory and development activities; o acquired producing properties we believe add incremental value to our asset base; o attempted to keep debt levels low; 9 o concentrated activities in core areas to achieve economies of scale; and o emphasized cost controls. Following this strategy, we have discovered oil and gas reserves using 3-D seismic technology in the Horseshoe Atoll Reef Trend of west Texas and in the Yegua/Frio/Wilcox gas trend onshore the gulf coast of Texas. Additionally, we have acquired oil and gas producing properties in the Permian Basin of west Texas. Capital utilized to acquire these properties has been provided primarily by secured bank financing, sales of our equity securities and cash flow from operations. As a result of the sale of First Permian properties, we now have available additional capital resources for pursuing our business strategy. By utilizing these additional capital resources, we believe we can more effectively pursue our goal of increasing Parallel's per share net asset value. Investment in First Permian. In September 1999, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian, which entered into a cash merger with a wholly owned subsidiary of Fina Oil and Chemical Company. The primary assets acquired by First Permian in the merger are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million. The purchase was financed primarily with senior secured bank borrowings in the amount of $74 million, proceeds of subordinated notes in the principal amount of $16 million and the remainder with proceeds from a simultaneous sale of minerals. First Permian is owned by Parallel and other privately held oil and gas companies and individuals. As of March 31, 2002, Parallel owned a 30.675% common membership interest in First Permian. We account for our interest in First Permian using the equity method of accounting, under this accounting method, our investment is increased or decreased by our proportionate share of First Permian's net income or loss. See Note 6 to our financial statements for more discussion about the continuance of the equity method of accounting for our investment. On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase with an affiliate of Energen Corporation (Energen), to sell all of its oil and gas properties for $120 million in cash and 3,043,479 shares in Energen stock approximating $70 million in value. Energen is a publicly traded company listed on the NYSE. The transaction closed on April 8, 2002. As a 30.675% interest owner in First Permian, Parallel received its prorata share of the net proceeds, approximately $5.5 million in cash and 933,589 shares of Energen stock. At April 8, 2002, the market value of Energen's stock was $27.40 per share. Operating Performance. Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas and production. The world price for oil has overall influence on the prices we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users and proximity of our wells to major transportation pipeline infrastructure and, to a lesser extent, world oil prices. Additional factors influencing our operating performance include production expenses, overhead requirements, and cost of capital. 10 Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included: o cash flow from operations, o sales of our equity securities, and o bank borrowings. For the three months ended March 31, 2002, the sales price we received for our crude oil production averaged $21.20 per barrel compared with $19.86 per barrel for the three months ended December 31, 2001 and $27.81 per barrel for the three months ended March 31, 2001. The average sales price we received for natural gas for the three months ended March 31, 2002, was $2.25 per mcf compared with $2.37 per mcf for the three months ended December 31, 2001 and $6.25 per mcf for the three months ended March 31, 2001. For the three months ended September 30, 2001, the average sales price we received for our crude oil was $23.91 and for our natural gas was $4.02 per mcf. Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 5 to Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless the disposition involves a material change in reserves, in which case the gain or loss is recognized. Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. 11 RESULTS OF OPERATIONS Our business activities are characterized by frequent, and sometimes significant, changes in our: o sources of production; o product mix (oil vs. gas volumes); and o the prices we receive for our oil and gas production. Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not accurately describe our condition. The following table compares the results of operations on the basis of equivalent barrels of oil ("EBO") for the period indicated. An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.
                                                                 Three Months Ended                         Three Months Ended
                                                             ----------------------------------------- -----------------------------
                                                                9-30-01      12-31-01       3-31-02        3-31-01        3-31-02
                                                             ------------ -------------- ------------- -------------- --------------
               Production and prices:
              Oil (Bbls)                                          36,211         28,021        30,161         34,914         30,161
              Natural gas (Mcf)                                  732,604        589,263       590,650      1,009,532        590,650
              Equivalent barrels of oil (EBO)                    158,312        126,232       128,603        203,169        128,603

              Oil price (per Bbl)                                $ 23.91        $ 19.86       $ 21.20        $ 27.81        $ 21.20
              Gas price (per Mcf)                                 $ 4.02         $ 2.37        $ 2.25         $ 6.25         $ 2.25
              Price per EBO                                      $ 24.08        $ 15.44       $ 15.33        $ 35.87        $ 15.33

              Results of operations per EBO:
              Oil and gas revenues                               $ 24.08        $ 15.44       $ 15.33        $ 35.87        $ 15.33
              Costs and expenses:
              Lease operating expense                               5.41           7.11          4.27           5.51           4.27
              General and administrative                            2.30           3.02          2.72           1.47           2.72
              Depreciation and depletion                            9.65          11.85         10.53           8.26          10.53
              Impairment of oil and gas properties                 13.75         116.00             -              -              -
                                                             ------------ -------------- ------------- -------------- --------------
               Total costs and expense                              31.11         137.98         17.52          15.24          17.52
                                                             ------------ -------------- ------------- -------------- --------------
              Operating income (loss)                              (7.03)       (122.54)        (2.19)         20.63          (2.19)
                                                             ------------ -------------- ------------- -------------- --------------

              Interest expense, net                                (0.85)         (1.05)        (1.11)         (1.02)         (1.11)
              Other income, net                                     0.12          (2.95)        (1.29)         (0.15)         (1.29)
                                                             ------------ -------------- ------------- -------------- --------------
                                                                   (0.73)         (4.00)        (2.40)         (1.17)         (2.40)
              Equity in earnings (loss) of First Permian,           2.79           3.16         (2.46)             -          (2.46)
                                                             ------------ -------------- ------------- -------------- --------------
                                                                    2.06          (0.84)        (4.86)         (1.17)         (4.86)
                                                             ------------ -------------- ------------- -------------- --------------
              Pretax income per EBO                                (4.97)       (123.38)        (7.05)         19.46          (7.05)
              Income tax expense (benefit)                         (1.86)        (43.63)        (3.72)         (3.35)         (3.72)
                                                             ------------ -------------- ------------- -------------- --------------
               Net income per EBO                                $ (3.11)      $ (79.75)      $ (3.33)       $ 22.81        $ (3.33)
                                                             ============ ============== ============= ============== ==============
              Net operating cash flow before
              working capital adjustments                        $ 15.64       $   1.31       $  3.48        $ 27.72        $  3.48
                                                             ============ ============== ============= ============== ==============
12 The following table shows for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.
                                                        Three Months Ended                      Three Months Ended
                                                    ---------------------------------------- --------------------------
                                                      9-30-01      12-31-01       3-31-02      3-31-01       3-31-02
                                                    ------------ -------------- ------------ ------------- ------------

Oil and gas revenues                                     100.0%         100.0%       100.0%        100.0%       100.0%
Costs and expenses:
Lease operating expense                                    22.5           46.1         27.9          15.4         27.9
General and administrative                                  9.5           19.5         17.7           4.1         17.7
Depreciation and depletion                                 50.6           76.7         68.7          23.0         68.7
Impairment of oil and gas properties                       46.5          751.4            -             -
                                                    ------------ -------------- ------------ ------------- ------------
Total costs and expenses                                  129.1          893.7        114.3          42.5        114.3
                                                    ------------ -------------- ------------ ------------- ------------

Operating income                                          (29.1)        (793.7)       (14.3)         57.5        (14.3)
                                                    ------------ -------------- ------------ ------------- ------------

Interest expense, net                                      (3.5)          (6.8)        (7.2)         (2.9)        (7.2)
Other income, net                                           0.5          (19.1)        (8.4)         (0.4)        (8.4)
                                                    ------------ -------------- ------------ ------------- ------------
                                                           (3.0)         (25.9)       (15.6)         (3.3)       (15.6)
                                                    ------------ -------------- ------------ ------------- ------------

Equity in earnings (loss) of First Permian, LLC            11.6           20.4        (16.0)            -        (16.0)
Change in FMV of Put Option                                   -              -        (17.2)            -        (17.2)
                                                    ------------ -------------- ------------ ------------- ------------
                                                           11.6           20.4        (33.2)            -        (33.2)
                                                    ------------ -------------- ------------ ------------- ------------

Pretax income                                             (20.5)        (799.2)       (63.1)         54.2        (63.1)
Income tax expense (benefit)                               (7.7)        (282.6)       (24.3)         (9.4)       (24.3)
                                                    ------------ -------------- ------------ ------------- ------------
Net income                                                (12.8)        (516.6)       (38.8)         63.6        (38.8)
                                                    ============ ============== ============ ============= ============
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002: Oil and Gas Revenues. Oil and gas revenues decreased, $5,317,011 or 73%, to $1,971,191 for the three months ended March 31, 2002, from $7,288,202 for the same period of 2001. The decrease was primarily the result of a 37% decrease in oil and gas production and a 57% decrease in the average sales price per EBO. We received $15.33 per EBO in the three months ended March 31, 2002 compared with $35.87 per EBO for the same period of 2001. Production Costs. Production costs decreased $569,689 or 51%, to $549,376 during the three months ended March 31, 2002, compared with $1,119,065 for the same period of 2001. The decrease was primarily attributable to lower lease operating costs. Average production costs per EBO decreased 23% to $4.27 for the three months ended March 31, 2002 compared with $5.51 for the same period in 2001. General and Administrative Expenses. General and administrative expenses increased by $51,556, or 17%, to $349,764 for the three months ended March 31, 2002 from $298,208 for the same period of 2001. The increase was primarily due to higher legal and public reporting costs and franchise taxes. General and administrative expenses were $2.72 per EBO for the three months ended March 31, 2002, compared to $1.47 per EBO for the same period of 2001. 13 Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $323,190, or 19%, to $1,354,630 for the three months ended March 31, 2002 compared with $1,677,820 for the same period of 2001 primarily because of a 37% decrease in production volumes. As a percentage of revenues, DD&A increased to 69% compared to 23% last year, a result of a decrease in the average sales price per EBO we received in the first quarter of 2002. The DD&A rate per EBO increased to $10.53 for the first quarter of 2002 compared with $8.26 per EBO for the first quarter of 2001. The increase in the DD&A rate per EBO, when compared with the same quarter a year ago, is attributable to an increase in net depletable property basis and a decrease in reserves as of fiscal year-end 2001. Historically, we have reviewed our estimates of proven reserve quantities on an annual basis. However, due to the potential volatility of oil and gas prices, we conduct internal reviews of our estimated proven reserves on a more frequent basis and make necessary adjustments to our DD& rate accordingly. We believe periodic reviews and adjustments, if necessary, will result in a more accurate reflection of the DD&A rate during the year and minimize possible year-end adjustments. Equity in Earnings (Loss) of First Permian, LLC. At December 31, 2001, we had recorded cumulative earnings of $840,529 in our investment in First Permian, LLC because we had been released from the $10,000,000 guaranty as of October 25, 2000 and had resumed the equity method of accounting for our share of net income associated with our 30.675% interest in First Permian, LLC. For the three months ended March 31, 2002, First Permian had net loss of $1,031,110. Our share of the net loss for the three months ended March 31, 2002, was $316,293. Net Interest Expense. Interest expense decreased $65,129, or 31%, to $142,679 for the three months ended March 31, 2002 compared with $207,808 for the same period of 2001 due a decrease in the bank's prime rate. Income Tax Benefit. Our effective tax rate for the three months ended March 31, 2002 is 38%. For further discussion see Note 4. Net Income (Loss) and Cash Flow from Operations. Our net loss, before preferred stock dividends, was $768,751 for the three months ended March 31, 2002 compared with a net income of $4,635,922 for the three months ended March 31, 2001. The decrease in net income and operating cash flow resulted primarily from a 73% decrease in oil and gas revenues, because of a 57% decrease in the average sales price we received per EBO, and a 37% decrease in production volumes. Cash flow from operations for three months ended March 31, 2002 decreased approximately $5,783,241 to a deficit of $247,049 compared with $5,536,192 for the three months ended March 31, 2001. The decrease was primarily associated with the $5,404,673 decrease in net income and an $864,538 decrease in accounts payable and accrued liabilities. LIQUIDITY AND CAPITAL RESOURCES Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce. Working capital decreased $2,489,481 as of March 31, 2002 compared with December 31, 2001. Current liabilities exceeded current assets by $3,076,322 at March 31, 2002 compared with $586,841 at December 31, 2001. Working capital decreased primarily due to a decrease in current assets of $2,307,844 and an increase of $181,637 in current liabilities. We incurred net property costs of $2,420,475 for the three months ended March 31, 2002, primarily for our oil and gas property acquisition, development, and enhancement activities. Such costs were financed by the utilization of cash flows provided by operations. 14 Based on our projected oil and gas revenues and related expenses, available bank borrowings, and the cash and marketable securities we received from the sale of First Permian's properties, we believe that we will have sufficient capital resources to fund normal operations, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends. We continually review and consider alternative methods of financing. TRENDS AND PRICES Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and gas. As described under Item 3, in January 2002 we implemented a hedging strategy of purchasing put floors covering a portion of our natural gas production. Our capital expenditure budgets are highly dependent on future oil and gas prices and will be consistent with internally generated cash flows. During fiscal year 2001 the average sales price we received for our oil was approximately $24.80 per barrel while the average sales prices we received for natural gas was approximately $4.41 per thousand cubic feet ("Mcf"). For the three months ended March 31, 2002, the average price we received for our oil production was approximately $21.20 per Bbl, while the average price received at that same date for our natural gas production was approximately $2.25 per Mcf. FORWARD-LOOKING STATEMENTS In addition to historical information contained herein, this Form 10-Q Report contains forward-looking statements subject to various risks and uncertainties that could cause Parallel's actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "expect," "intend," "anticipate," "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors that could cause or contribute to such differences could include, but are not limited to, those relating to the results of exploratory drilling activity, changes in oil and natural gas prices, operating risks, availability of drilling equipment, outstanding indebtedness, changes in interest rates, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, and the general condition of the economy and our effect on the securities market. While we believe our forward-looking statements are based upon reasonable assumptions, these are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by Parallel with the Securities and Exchange Commission. 15 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Our only financial instrument sensitive to changes in interest rates is our bank debt. Our annual interest costs in 2002 could fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in March, 2002.
                                       March         March        March       January                      Fair
                                       2003          2004         2005          2006         Total        Value
                                    ------------  ------------ ------------ ------------- ------------ -------------
                                                         (In 000's, except interest rates)

Variable rate debt:
Revolving facility (secured)            $ 3,300       $ 3,600      $ 3,600       $ 2,066     $ 12,566      $ 12,566
Average interest rate                     5.00%         5.00%        5.00%         5.00%
At February 1, 2002, we had bank loans in the amount of $12,565,589 outstanding at an average interest rate of 5.00%. Borrowings under our new credit facility bear interest, at our election, at (i) the bank's base rate or (ii) the Eurodollar rate, plus 2.75%, but in no event less than 5.00%. As a result, our annual interest costs in 2002 could fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2002, the impact on interest expense of a one-half of one percent change in the average interest rate above the 5.00% floor would be approximately $62,828. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value. Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $16.81 per barrel to a monthly high of $33.95 per barrel during 2001. Natural gas prices we received during 2001 ranged from a monthly low of $1.08 per Mcf to a monthly high of $11.81 per Mcf. During the first quarter 2002 oil prices ranged from a monthly low of $16.04 to a monthly high of $26.74. Natural gas prices we received during 2002 ranged from a monthly low of $1.05 per Mcf to a monthly high of $3.80 per Mcf. A significant decline in the prices of natural gas or oil could have a material adverse effect on our financial condition and results of operations. Historically, we have not entered into hedging arrangements and have not had any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they may also limit the ability to benefit from favorable market price changes. However, in January, 2002, our Board determined that Parallel should hedge natural gas prices for one-half of its natural gas production. After reviewing alternative strategies, we purchased put options on gas prices to create a sales price floor for part of our gas production. We believe put floors provide us with the advantage of no margin requirements, participating in the upside of potential increases in natural gas prices and establishing a minimum selling price at a fixed cost. However, put floors can also be expensive if markets do not change, and in most cases the protection of a floor will not be immediately realized at current levels. In January and February, 2002, we purchased put floors with a counterparty to sell notional volumes of 210,000 Mcf of gas per month for the seven-month period April, 2002 through October, 2002, at a floor price of $2.40 per Mcf based on NYMEX pricing. The cost of implementing these hedges was $311,930 and $79,179, respectively, or approximately $56,000 per month for the seven-month period. These derivatives are not held for trading purposes. The fair value of the put floors as of March 31, 2002 was $51,426; therefore, a $339,858 decrease in fair value was recognized as of March 31, 2002 in the Statements of Operations. 16 The following table illustrations our gas hedge, which we entered into in the first quarter of 2002.
                                                                       Average
                                                                       Cost of
                        Mcf Per                                       Floor per
       Period             Day         Total Mcf       Commodity          Mcf
--------------------- ------------- --------------- -------------- -------------

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS At March 31, 2002, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K (a) Exhibits Exhibit No. Description of Exhibit ------- ---------------------- 3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) 3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000.) 4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998.) 17 4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (Incorporated by reference to Exhibit 4.2 of Form 10-K for the fiscal year ended December 31, 2000.) 4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.3 of Form 10-K for the fiscal year ended December 31, 2000.) Executive Compensation Plans and Arrangements (Exhibit No.'s 10.1 through 10.10): 10.1 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.) 10.2 1992 Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.) 10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.) 10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.) 10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.) 10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997). 10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) 10.8 2001 Non-employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.8 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2001.) 10.9 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford. (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 2001). 10.10 Form of Change of Control Agreements, dated June 1, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford. (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 2001). 18 10.11 Restated Loan Agreement, dated December 27, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 1999). 10.12 Restated Loan Agreement dated December 18, 2000, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000.) 10.13 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) 10.14 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated June 30, 1999.) 10.15 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated June 30, 1999.) 10.16 Merger Agreement dated June 25, 1999. (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report dated June 30, 1999.) 10.17 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report dated June 30, 1999.) 10.18 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.) 10.19 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 2000.) 10.20 Credit Agreement dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report dated June 30, 1999.) 10.21 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report dated June 30, 1999.) 10.22 Intercreditor Agreement, dated as of June 30, 1999, by and among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report dated June 30, 1999.) 10.23 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K report dated June 30, 1999.) 19 10.24 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K report dated June 30, 1999.) 10.25 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 2000.) 10.26 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K for the fiscal year ended December 31, 2001.) (b) Reports on Form 8-K On March 22, 2002, one report on Form 8-K, dated March 21, 2002, was filed which reported First Permian, LLC having entered into an agreement with Energen Corporation to sell all of First Permian's oil and gas properties to Energen Corporation for $120 million in cash and approximately $70 million in common stock of Energen Corporation. As of the date of this Form 10-Q Report, financial statements had not been filed with the Form 8-K Report, but will be filed as an amendment to the Form 8-K not later than May 21, 2002. 20 SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. PARALLEL PETROLEUM CORPORATION BY: /s/ Thomas R. Cambridge Date: May 15, 2002 ------------------------------------------- Thomas R. Cambridge Chairman of the Board of Directors and Chief Executive Officer Date: May 15, 2002 BY: /s/ Larry C. Oldham ------------------------------------------- Larry C. Oldham, President and Principal Financial Officer 21