Form 10-Q
period 2002-06-30
PARALLEL PETROLEUM CORP /DE/
filed 2002-08-14
CIK 750561

 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q ---------------------------- (Mark One) /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002 or / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to -------------------------- COMMISSION FILE NUMBER 0-13305 -------------------------- PARALLEL PETROLEUM CORPORATION (Exact name of registrant as specified in its charter) DELAWARE 75-1971716 (State of other jurisdiction of (I.R.S. Employer Identification incorporation or organization) Number) One Marienfeld Place, Suite 465, Midland, Texas 79701 (Address of principal executive offices) (Zip Code) (915) 684-3727 (Registrant's telephone number, including area code) NOT APPLICABLE (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No At August 12, 2002, 20,663,861 shares of the Registrant's Common Stock, $0.01 par value, were outstanding. INDEX PART I. - FINANCIAL INFORMATION Page No. ITEM 1. FINANCIAL STATEMENTS ------ Reference is made to the succeeding pages for the following financial statements: - Balance Sheets as of December 31, 2001 and June 30, 2002 (unaudited) 3 - Unaudited Statements of Operations for the three months and six months ended June 30, 2001 and 2002 5 - Unaudited Statements of Cash Flows for the six months ended June 30, 2001 and 2002 6 - Notes to Financial Statements 7 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 12 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 20 PART II. - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS 22 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 22 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K 22 -2- PARALLEL PETROLEUM CORPORATION BALANCE SHEETS
                                                                                   (audited)           (unaudited)
                                                                                  December 31,           June 30,
                                                                                     2001*                 2002
                                                                                -----------------    ----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                          $  3,351,044        $  2,332,406
  Accounts receivable:
    Oil and gas                                                                         1,420,859           1,643,652
    Others, net of allowance for doubtful account of $0 in
      2001 and $13,660 in 2002                                                            263,819             209,646
    Affiliate                                                                              16,687               3,460
                                                                                     ------------        ------------
                                                                                        1,701,365           1,856,758
Fair value of derivative instruments (Note 8)                                                   -             135,773
Other assets                                                                              207,120             869,372
Investment in Energen common stock-held for sale                                                -          25,673,698
                                                                                     ------------        ------------
          Total current assets                                                          5,259,529          30,868,007
                                                                                     ------------        ------------
Property and equipment, at cost:
  Oil and gas properties, full cost method                                             85,132,345          91,248,900
  Other                                                                                   552,219             644,762
                                                                                     ------------        ------------
                                                                                       85,684,564          91,893,662
  Less accumulated depreciation and depletion                                         (55,854,378)        (58,542,174)
                                                                                     ------------        ------------

          Net property and equipment                                                   29,830,186          33,351,488
                                                                                     ------------        ------------

Other assets, net of accumulated amortization of $131,139 in
  2001 and $45,674 in 2002                                                                 58,754              34,330
Net deferred tax asset                                                                  6,137,670                   -
Investment in First Permian, L.P. (Note 7)                                                473,764             157,471
                                                                                     ------------        ------------
                                                                                     $ 41,759,903        $ 64,411,296
                                                                                     ============        ============
*The balance sheet as of December 31, 2001 has been derived from Parallel's audited financial statements. See accompanying notes to Financial Statements. -3- PARALLEL PETROLEUM CORPORATION BALANCE SHEETS (Continued)
                                                                                   (audited)           (unaudited)
                                                                                  December 31,           June 30,
                                                                                     2001*                   2002
                                                                                ---------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                               $  2,400,000        $          -
  Accounts payable and accrued liabilities:
    Trade                                                                               3,446,370           2,603,098
    Taxes payable                                                                               -               2,569
    Accrued bonus payable                                                                       -           1,201,172
                                                                                     ------------        ------------

           Total current liabilities                                                    5,846,370           3,806,839
                                                                                     ------------        ------------

Long-term debt, excluding current maturities (Note 3)                                   9,600,000          12,150,000
Net deferred tax liability (Note 5)                                                             -           3,447,163

Stockholders' equity:
  Series A preferred stock -- par value $.10 per share (aggregate liquidation
    preference of $26) authorized 50,000 shares                                                 -                   -
  Preferred stock -- $.60 cumulative convertible preferred stock -- par value of $.10 per share (aggregate liquidation preference of $10) authorized
    10,000,000 shares, issued and outstanding 974,500 in 2001 and 2002 (Note 4)            97,450              97,450
  Common stock -- par value $.01 per share, authorized 60,000,000 shares,
    issued and outstanding 20,663,861 in 2001 and 2002                                    206,639             206,639
  Additional paid-in capital                                                           34,087,498          33,795,148
  Comprehensive income (Note 10)                                                                -              93,359
  Retained earnings (deficit)                                                          (8,078,054)         10,814,698
                                                                                     ------------        ------------

           Total stockholders' equity                                                  26,313,533          45,007,294

Commitments and contingencies (Note 11 and 12)                                                  -                   -
                                                                                     ------------        ------------

                                                                                     $ 41,759,903        $ 64,411,296
                                                                                     ============        ============
*The balance sheet as of December 31, 2001 has been derived from Parallel's audited financial statements. See accompanying notes to Financial Statements. -4- PARALLEL PETROLEUM CORPORATION STATEMENTS OF OPERATIONS (Unaudited)
                                                       Three Months Ended June 30  Six Months Ended June 30,
                                                       --------------------------  -------------------------
                                                           2001         2002         2001         2002
                                                       ------------ ------------ ------------ ------------

Oil and gas revenues                                  $  4,791,063 $  2,808,807 $ 12,079,265 $  4,779,998
                                                      ------------ ------------ ------------ ------------
Cost and expenses:
  Lease operating expense                                1,047,527      721,614    2,166,593    1,270,990
  General and administrative, includes $1,471,000
    for incentive awards in 2002                           303,881    1,974,686      602,089    2,324,450
  Depreciation, depletion and amortization               1,617,747    1,333,166    3,295,567    2,687,796
                                                      ------------ ------------ ------------ ------------
                                                         2,969,155    4,029,466    6,064,249    6,283,236
                                                      ------------ ------------ ------------ ------------
Operating income (expense)                               1,821,908   (1,220,659)   6,015,016   (1,503,238)
                                                      ------------ ------------ ------------ ------------
Other income (expense), net:
  Equity in income of First Permian, L.P., includes a
    $31,082,041 gain on sale of substantially all net assets     -   31,082,041            -   30,765,748
  Change in fair value of derivatives                            -      (54,974)           -     (394,832)
  Interest income                                           63,739       16,286       82,788       26,664
  Other income                                              25,207        4,780       50,413       10,777
  Dividend income                                                -      163,378            -      163,378
  Interest expense                                        (247,655)    (158,207)    (474,511)    (311,264)
  Other expense                                            (77,357)    (107,582)    (132,610)    (279,648)
                                                      ------------ ------------ ------------- -----------
    Total other income (expense), net                     (236,066)  30,945,722     (473,920)  29,980,823
                                                      ------------ ------------ ------------- -----------
Income before income taxes                               1,585,842   29,725,063    5,541,096   28,477,585
Income tax expense (benefit), net                          371,169   10,063,560     (309,499)   9,584,833
                                                      ------------ ------------ ------------  -----------
    Net income                                        $  1,214,673 $ 19,661,503 $  5,850,595 $ 18,892,752
                                                      ============ ============ ============ ============
Cumulative preferred stock dividend                   $    146,175 $    146,175 $    292,350 $    292,350
                                                      ============ ============ ============ ============
    Net income available to common stockholders       $  1,068,498  $19,515,328 $  5,558,245 $ 18,600,402
                                                      ============ ============ ============ ============
Net income per common share: (Note 9)
  Basic                                                     $ 0.05       $ 0.94       $ 0.27       $ 0.90
                                                      ============ ============ ============ ============
  Diluted                                                   $ 0.05       $ 0.84       $ 0.25       $ 0.80
                                                      ============ ============ ============ ============
Weighted average common shares outstanding
  Basic                                                 20,433,721   20,663,861   20,426,480   20,663,861
                                                      ============ ============ ============ ============
  Diluted                                               23,826,809   23,541,120   23,758,020   23,571,736
                                                      ============ ============ ============ ============
The accompanying notes are an integral part of these financial statements. -5- PARALLEL PETROLEUM CORPORATION STATEMENTS OF CASH FLOWS (Unaudited)

                                                                            Six Months Ended June 30
                                                                         -----------------------------
                                                                              2001           2002
                                                                         -------------- --------------

Cash flows from operating activities:
  Net income                                                           $   5,850,595    $ 18,892,752

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and depletion                                           3,295,567       2,687,796
      Equity in income of First Permian, L.P., net of
         cash distributions of $5,501,703                                          -     (25,264,046)
      Change in fair value of derivative instruments                               -         394,832
      Income tax expense (benefit)                                          (309,499)      9,584,833
      Other, net                                                             (82,392)         24,424
      Changes in assets and liabilties:
      Decrease (increase) in accounts receivables                          1,474,190        (155,393)
      Increase in prepaid expenses and other                                (259,291)       (662,252)
      Increase (decrease) in accounts payable and accrued liabilities        554,104        (840,703)
      Accrued bonus payable                                                        -       1,201,172
      Purchase of derivative instruments                                           -        (530,605)
                                                                       -------------   -------------

        Net cash provided by operating activities                         10,523,274       5,332,810
                                                                       -------------   -------------

Cash flows from investing activities:
  Additions to property and equipment                                     (5,933,076)     (6,781,897)
  Proceeds from disposition of property and equipment                              -         572,799
                                                                       -------------   -------------

        Net cash used in investing activities                             (5,933,076)     (6,209,098)
                                                                       -------------   -------------

Cash flows from financing activities:
  Borrowings from bank line of credit                                              -         865,589
  Payments on bank line of credit                                         (1,427,531)       (715,589)
  Proceeds from exercise of options and warrants                             125,723               -
  Payment of preferred stock dividend                                       (292,350)       (292,350)
                                                                       -------------   -------------

        Net cash used in financing activities                             (1,594,158)       (142,350)
                                                                       -------------   -------------

Net increase (decrease) in cash and cash equivalents                       2,996,040      (1,018,638)

Beginning cash and cash equivalents                                        2,000,826       3,351,044
                                                                       -------------   -------------

Ending cash and cash equivalents                                       $   4,996,866   $   2,332,406
                                                                       =============   =============

Non-cash financing activities:
  Non-cash proceeds from sale of investment                            $           -   $ (25,580,339)
  Unrealized gain on investment in securities                                      -         (93,359)
The accompany notes are an integral part of these financials. -6- PARALLEL PETROLEUM CORPORATION NOTES TO FINANCIAL STATEMENTS NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation The financial information included herein, except the balance sheet as of December 31, 2001, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in Parallel's 2001 Form 10-K Report. We account for our 30.675% interest in First Permian using the equity method of accounting. Under the equity method of accounting, we record our investment in First Permian at cost on the balance sheet. This is increased or reduced by our proportionate share of First Permian's income or loss, which is presented as one amount in the statements of operations. On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase with Energen Resources Corporation, a wholly owned subsidiary of Energen Corporation (Energen), to sell all of First Permian's oil and gas properties for $120 million in cash and 3,043,479 shares in Energen stock approximating $70 million in value. Energen is a publicly traded company listed on the NYSE. The transaction closed on April 8, 2002. As a 30.675% interest owner in First Permian, Parallel received its prorata share of the net proceeds, $5.5 million in cash and 933,589 shares of Energen stock. Reclassifications Certain reclassifications related to accrued preferred stock dividends have been made to the 2001 amounts to conform to the 2002 presentation. NOTE 2. MARKETABLE SECURITIES Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by Parallel, are classified as held-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at June 30, 2002 was approximately $25,673,698. An unrealized gain of approximately $93,359 was added to stockholders' equity and was included as comprehensive income. -7- NOTE 3. LONG TERM DEBT

Long-term debt consists of the following at June 30, 2002:

Revolving Note payable to bank, at bank's base lending
rate (5.00% at June 30, 2002)                                                $ 12,150,000

Less:  current maturities                                                               -
                                                                             ------------
                                                                             $ 12,150,000
                                                                             ============

Scheduled maturities of long-term debt at June 30, 2002 are as follows:

   June 30, 2002                                                             $          -
   June 30, 2003                                                                3,712,500
   June 30, 2004                                                                4,050,000
   June 30, 2005                                                                4,050,000
   June 30, 2006                                                                  337,500
                                                                             -------------
                                                                             $ 12,150,000
                                                                             =============
Revolving Credit Facility On July 19, 2002, Parallel entered into a loan agreement with First American Bank, SSB ("New Revolving Facility") to refinance its outstanding indebtedness. Pursuant to the New Revolving Facility, Parallel may borrow the lesser of $100,000,000 or the "borrowing base" then in effect. The borrowing base at July 19, 2002 was $22,222,000 and at August 6, 2002 the borrowing base was $21,575,570. At the closing of the loan transaction, the outstanding principal balance was $12,150,000, bearing interest at 4.75%. The total outstanding principal amount of our bank indebtedness was $12,000,000 at December 31, 2001 and $12,150,000 at June 30, 2002. The New Revolving Facility is collateralized by substantially all of Parallel's oil and gas reserves and 933,589 shares of Energen Corporation common stock. The borrowing base attributable to our oil and gas reserves is subject to redetermination semi-annually, on or about April 30 and October 31 of each year, beginning October 31, 2002. The borrowing base attributable to the Energen common stock is redetermined monthly on or about the last day of the month. The borrowing base, regardless of any redetermination, will automatically be reduced each month, commencing on August 31, 2003, and continuing on the last day of each succeeding month. This monthly commitment reduction will be in an amount equal to the borrowing base on the day immediately preceding the date of each monthly commitment reduction, divided by the number of months remaining prior to maturity of the Revolving Note. The bank may require a redetermination of the borrowing base and monthly commitment reduction at any time in its sole discretion. If our repayment obligations to the bank ever exceed the borrowing base, we will be required to either make a monthly prepayment of principal equal to the amount of such excess or pledge additional assets as collateral for our obligations. Indebtedness under the New Revolving Facility matures July 17, 2006. The unpaid principal balance of the New Revolving Facility bears interest at the election of Parallel at a rate equal to (i) the bank's base lending rate, or (ii) the LIBOR rate plus a LIBOR margin of: . 2.75% per annum whenever the borrowing base usage is equal to or greater than 75%; . 2.50% per annum whenever the borrowing base usage is equal to or greater than 50%; but less than 75%; or . 2.25% per annum whenever the borrowing base usage is less than 50%. However, the interest rate may never be less than 4.75%. Interest is due and payable on the day which the related LIBOR interest period ends. -8- In addition to customary affirmative covenants, the loan agreement contains various restrictive covenants and compliance requirements, including: . Maintaining certain financial requirements; . Limitations on additional indebtedness; . Prohibiting the payment of dividends on our common stock; . Limitations on the disposition of assets; . Prohibiting liens (other than in favor of the bank) to exist on any of our properties; . Limitations on investments, mergers, forming subsidiaries, affiliate transactions, changes in accounting methods, rental and lease payments and derivative transactions; and . Limitations on the purchase, redemption or retirement of stock. NOTE 4. PREFERRED STOCK We have outstanding 974,500 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Convertible Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Convertible Preferred Stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. We may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends. NOTE 5. INCOME TAX LIABILITY For the six months ended June 30, 2002, we recorded income tax expense of $9,584,833 resulting in a net deferred tax liability of $3,447,163. The income tax expense was largely due to the approximate $33,917,000 of taxable gain realized on the sale of oil and gas assets of First Permian, L.P. which used approximately $17,750,000 of $18,670,000 available net operating loss carryforwards. Our effective tax rate was 34%. NOTE 6. FULL COST METHOD OF ACCOUNTING We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less related deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices increased sufficiently such that an excess above the ceiling would not have existed if the increased prices were used in the calculations. At June 30, 2002 our net book value of oil and gas properties, less related deferred income taxes was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time. Parallel accounts for its oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the six month period ended June 30, 2002 overhead costs capitalized were $568,965. -9- NOTE 7. INVESTMENT IN FIRST PERMIAN, L.P. For the six months ended June 30, 2002, First Permian, L.P. had net income of $97,376.110. Our 30.675% share of the net income and distributions for the six months ended June 30, 2002, was $30,765,748. At December 31, 2001, we had recorded cumulative earnings of $840,529 in our investment in First Permian, L.P. Using the equity method of accounting, our investment is increased or decreased by our proportionate share of First Permian's net income or loss. On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase with Energen Resources Corporation, a wholly owned subsidiary of Energen Corporation (Energen), to sell all of First Permian's oil and gas properties for $120 million in cash and 3,043,479 shares in Energen stock approximating $70 million in value. Energen is a publicly traded company listed on the NYSE. The transaction closed on April 8, 2002. As a 30.675% interest owner in First Permian, Parallel received its prorata share of the net proceeds, $5.5 million in cash and 933,589 shares of Energen stock. We still have an investment of $157,471 in First Permian which we expect to be dissolved during the second quarter of 2003. NOTE 8. DERIVATIVE INSTRUMENTS In January and February, 2002, we purchased put floors with a counterparty to sell notional volumes of 210,000 Mcf of gas per month for the seven-month period April, 2002 through October, 2002, at a floor price of $2.40 per Mcf based on NYMEX-HENRY HUB pricing for a total cost of approximately $391,000. On May 24, 2002 we purchased additional put floors on volumes of 100,000 Mcf gas per month for the seven month period from April 2003 through October 2003 at a floor price of $3.00 per Mcf for a total consideration of approximately $140,000. These derivatives are not held for trading purposes. The fair value of the put floors as of June 30, 2002 was $135,773; therefore, a $394,832 decrease in fair value was recognized as of June 30, 2002 in the Statements of Operations. -10- NOTE 9. NET INCOME PER COMMON SHARE Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed conversion of all potentially dilutive securities.

                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                           -------------------------------  ------------------------------
                                                                 2001            2002            2001            2002
                                                           --------------- ---------------  --------------  --------------

Net income                                                    $ 1,214,673     $ 19,661,503     $ 5,850,595     $18,892,752
Preferred stock dividend                                         (146,175)        (146,175)       (292,350)       (292,350)
                                                              ------------    ------------     -----------     -----------
 Net income available to common stockholders                  $  1,068,498    $ 19,515,328     $ 5,558,245     $18,600,402
                                                              ============    ============     ===========     ===========
Denominator-
Weighted average common shares outstanding                      20,433,721      20,663,861      20,426,480      20,663,861
                                                              ============    ============     ===========     ===========
Basic earnings per share                                      $       0.05    $       0.94          $ 0.27          $ 0.90
                                                              ============    ============     ===========     ===========
Diluted EPS Computation:
Numerator-
Net income                                                    $  1,214,673     $19,661,503     $ 5,850,595     $18,892,752
Preferred stock dividend                                                 -               -               -               -
                                                              ------------    ------------     -----------     -----------
Net income available to common stockholders                   $  1,214,673     $19,661,503     $ 5,850,595     $18,892,752
                                                              ============    ============     ===========     ===========
Denominator-
Weighted average common shares outstanding                      20,433,721      20,663,861      20,426,480      20,663,861
Employee stock options                                             608,844          93,015         547,296         123,631
Preferred stock                                                  2,784,244       2,784,244       2,784,244       2,784,244
                                                              ------------    ------------     -----------     -----------
                                                                23,826,809      23,541,120      23,758,020      23,571,736
                                                              ============    ============     ===========     ===========
 Diluted earnings per share                                   $       0.05            0.84            0.25            0.80
                                                              ============    ============     ===========     ===========
NOTE 10. COMPREHENSIVE INCOME Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income. For Parallel, such items consist primarily of unrealized gains on its investment in 933,589 shares of Energen Common Stock with a per share price of $27.50 as of June 30, 2002. As of August 12, 2002 we had sold 136,400 shares of Energen common stock at a weighted average price of $25.02 per share. This gives Parallel cash proceeds realized of $3,412,839 and a book loss of $338,161 in relationship to the June 30, 2002 market price of the Energen stock. To the extent that we sell Energen stock at a price below $27.50 per share, we will incur a loss equal to the difference between $27.50 and the sales price. NOTE 11. RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS In July 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after June 30, 2002 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of June 30, 2002 there was no impact on Parallel's financial statements as we have not entered into any business combination and have not -11- acquired goodwill. Also, the FASB had voted to issue Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after September 15, 2002, with earlier application encouraged. Parallel is currently assessing the impact on its financial statements. On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supersedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment Statement 144 also describes a probability-weighted cash flow estimation approach to address circumstances in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this statement were adopted with no impact on the financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. In April, 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Most significantly, this Statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company as there has been no early extinguishment of debt. In July Parallel renewed or extended its bank debt and does not believe the impact to the financial statements has been or will be material. In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Parallel expects no impact to our financial statements as we do not anticipate exiting or disposing of any of our activities. NOTE 12. LEGAL PROCEEDINGS At June 30, 2002, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS The following discussion and analysis should be read in conjunction with our Financial Statements and the related notes. OVERVIEW Strategy As reported in Parallel's Form 8-K Report filed with the SEC on June 14, 2002, for the foreseeable future, Parallel's primary objective will be to increase the per share net asset value of its common stock through increasing reserves, production, cash flow and earnings. Parallel intends to pursue these objectives in a different manner than in the past. Parallel will attempt to shift the balance of its investments from properties having high rates of production in early years to properties with more -12- consistent production over a longer term. Parallel will reduce its drilling risks by dedicating a smaller portion of its capital to high risk projects, while reserving the majority of its available capital for exploitation and development drilling opportunities. Obtaining positions in long-lived oil and gas reserves will be given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. Parallel will also reduce risk by emphasizing acquisition possibilities over high risk exploration projects. So Parallel can more effectively implement and pursue its new business plan, it has added six new employees, almost doubling the size of its staff. Parallel will systematically decrease its high risk exploration efforts and focus on established geologic trends where it can utilize the engineering, operational, financial and technical expertise of its entire staff. Reducing financial, reservoir, drilling and geological risks and diversifying its property portfolio will be the principal criteria in the execution of Parallel's business plan. Although Parallel has concentrated its activities during the last eight years in South Texas, it intends to diversify the geographical concentration of its asset base and will consider expanding its operations into other areas if favorable opportunities arise. In summary, Parallel's new business plan will: . focus on projects having less geological risk; . emphasize exploitation and enhancement activities; . focus on acquiring producing properties; and . expand the scope of its operations by diversifying its exploratory and development efforts, both in and outside of its current areas of operation. Although the direction of Parallel's exploration and development activities will shift from high risk exploratory activities to lower risk development opportunities, Parallel will continue its efforts, as it has in the past, to maintain its recurring general and administrative expenses at levels that it believes are relatively low compared to the size of its overall operations, utilize advanced technologies, serve as operator in appropriate circumstances, and reduce operating costs. The extent to which Parallel is able to implement and follow through with its business plan will be influenced by: . the prices it receives for the oil and gas it produces; . the results of reprocessing and reinterpreting its 3-D seismic data; . the results of its drilling activities; . the costs of obtaining high quality field services; . its ability to find and consummate acquisition opportunities; and . its ability to negotiate and enter into work to earn arrangements, joint venture or other similar agreements on terms acceptable to Parallel. Significant changes in the prices Parallel receives for its oil and gas, drilling results, the occurrence of unanticipated events beyond Parallel's control or other factors may cause it to defer or deviate from its business plan, including the amounts it has budgeted for its activities. Investment in First Permian, L.P. In September 1999, we joined with three privately held oil and gas companies to acquire oil and gas properties from Fina Oil and Chemical Company. The acquisition was effected through the formation of First Permian, which entered into a cash merger with a wholly owned subsidiary of Fina Oil and Chemical Company. The primary assets acquired by First Permian in the merger are oil and gas reserves and associated assets in producing fields located in the Permian Basin of west Texas. After giving effect to purchase price adjustments, First Permian paid to Fina Oil and Chemical Company cash in the aggregate amount of approximately $92.0 million. The purchase was financed primarily with senior secured bank borrowings in the amount of $74 million, proceeds of subordinated notes in the principal amount of $16 million and the remainder with proceeds from a simultaneous sale of minerals. First Permian is owned by Parallel and other privately held oil and gas companies and -13- individuals. As of June 30, 2002, Parallel owned a 30.675% common membership interest in First Permian. We account for our interest in First Permian using the equity method of accounting, under this accounting method, our investment is increased or decreased by our proportionate share of First Permian's net income or loss. On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase with an affiliate of Energen Corporation (Energen), to sell all of its oil and gas properties for $120 million in cash and 3,043,479 shares in Energen stock approximating $70 million in value. Energen is a publicly traded company listed on the NYSE. The transaction closed on April 8, 2002. As a 30.675% interest owner in First Permian, Parallel received its prorata share of the net proceeds, approximately $5.5 million in cash and 933,589 shares of Energen stock. We still have an investment of $157,471 in First Permian which we expect to be dissolved during the second quarter of 2003. As of August 8, 2002 we had sold 81,400 shares of Energen stock at existing market prices. We presently intend to periodically sell additional shares of Energen stock depending upon the existing market conditions and other matters Parallel may consider from time to time. Under terms of our agreement with Energen, Parallel may sell up to 7,668 shares on any trading day, and up to additional 30,675 shares in block trades of at least 5,000 shares on any trading day, but not more than 306,750 shares in any calendar month. Operating Performance. Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas and production. The world price for oil has overall influence on the prices we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, availability of pipeline transportation to end users and proximity of our wells to major transportation pipeline infrastructure and, to a lesser extent, world oil prices. Additional factors influencing our operating performance include production expenses, overhead requirements, and cost of capital. Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included: . cash flow from operations, . sales of our equity securities, . bank borrowings, and . industry joint ventures For the three months ended June 30, 2002, the sales price we received for our crude oil production averaged $22.29 per barrel compared with $19.86 per barrel for the three months ended December 31, 2001 and $21.20 per barrel for the three months ended March 31, 2002. The average sales price we received for natural gas (excluding any impact from derivative contracts) for the three months ended June 30, 2002, was $3.39 per mcf compared with $2.37 per mcf for the three months ended December 31, 2001 and $2.25 per mcf for the three months ended March 31, 2002. For the three months ended June 30, 2001, the average sales price we received for our crude oil was $26.50 and for our natural gas was $4.02 per mcf. Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 6 to Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless the disposition involves a material change in reserves, in which case the gain or loss is recognized. -14- Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. RESULTS OF OPERATIONS Our business activities are characterized by frequent, and sometimes significant, changes in: . sources of production; . product mix (oil vs. gas volumes); and . the prices we receive for our oil and gas production. Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not accurately describe our condition. The following table compares the results of operations on the basis of equivalent barrels of oil ("EBO") for the period indicated. An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

                                                            Three Months Ended
                                                  -------------------------------------------
                                                   12-31-01    3-31-02    6-30-02    6-30-01
                                                  ---------- ---------- ---------- ----------
Production and prices:
  Oil (Bbls)                                        28,021     30,161     33,126     39,098
  Natural gas (Mcf)                                589,263    590,650    609,812    934,951
  Equivalent barrels of oil (EBO)                  126,232    128,603    134,761    194,923

  Oil price (per Bbl)                             $  19.86   $  21.20   $  22.29   $  26.50
  Gas price (per Mcf)                             $   2.37   $   2.25   $   3.39   $   4.02
  Price per EBO                                   $  15.44   $  15.33   $  20.84   $  24.58

Results of operations per EBO:
Oil and gas revenues                              $  15.44   $  15.33   $  20.84   $  24.58
Costs and expenses:
  Lease operating expense                             7.11       4.27       5.35       5.37
  General and administrative                          3.02       2.72      14.65       1.56
  Depreciation and depletion                         11.85      10.53       9.89       8.30
  Impairment of oil and gas properties              116.00          -          -          -
                                                  --------   --------   --------   --------
          Total costs and expense                   137.98      17.52      29.89      15.23
                                                  --------   --------   --------   --------
Operating income (loss)                            (122.54)     (2.19)     (9.05)      9.35
                                                  --------   --------   --------   --------
Interest expense, net                                (1.05)     (1.11)     (1.05)     (0.94)
Other income, net                                    (2.95)     (1.29)     (0.76)     (0.27)
Dividend income                                          -          -       1.21          -
                                                  --------   --------   --------   --------
                                                     (4.00)     (2.40)     (0.60)     (1.21)
                                                  --------   --------   --------   --------
Equity in income (loss) of First Permian,L.P.         3.16     (2.46)     230.65          -
Change in fair market value of put option                -     (2.64)     (0.41)          -
                                                  --------   -------    --------   --------
                                                      3.16     (5.10)     230.24          -
                                                  --------   -------    --------   --------
         Pretax income per EBO                     (123.38)    (9.69)     220.59       8.14
Income tax expense (benefit)                        (43.63)    (3.72)      74.68       1.90
                                                  --------   -------    --------   --------
         Net income per EBO                       $ (79.75)  $ (5.97)   $ 145.91   $   6.24
                                                  ========   =======    ========   ========

                                                               Six Months Ended
                                                  ----------------------------------------

                                                    6-30-00        6-30-01         6-30-02
                                                   ---------      ---------       ---------
Production and prices:
  Oil (Bbls)                                         84,037          74,011           63,287
  Natural gas (Mcf)                               1,227,543       1,944,483        1,200,462
  Equivalent barrels of oil (EBO)                   288,627         398,092          263,364

  Oil price (per Bbl)                               $ 26.93         $ 27.12          $ 21.77
  Gas price (per Mcf)                               $  3.01         $  5.18          $  2.83
  Price per EBO                                     $ 20.69         $ 30.34          $ 18.15
Results of operations per EBO:
Oil and gas revenues                                $ 20.69         $ 30.34          $ 18.15
Costs and expenses:
  Lease operating expense                              4.27            5.44             4.83
  General and administrative                           1.59            1.51             8.83
  Depreciation and depletion                           7.91            8.28            10.21
                                                    -------         -------          -------
            Total costs and expense                   13.77           15.23            23.87
                                                    -------         -------          -------
Operating income (loss)                                6.92           15.11            (5.72)
                                                    -------         -------          -------
Interest expense, net                                 (2.29)          (0.98)           (1.08)
Other income, net                                      0.16           (0.21)           (1.02)
Dividend income                                           -               -             0.62
                                                    -------        --------         --------

                                                      (2.13)          (1.19)           (1.48)
                                                    -------        --------          -------
 quity in income (loss) of First Permian, L.P.        (1.72)              -           116.82
Change in fair market value of put option                 -               -            (1.50)
                                                    -------        --------         --------
                                                      (1.72)              -           115.32
                                                    -------        --------         --------
           Pretax income per EBO                       3.07           13.92           108.12
Income tax expense (benefit)                              -           (0.78)           36.39
                                                    -------         -------          -------
          Net income per EBO                        $  3.07         $ 14.70          $ 71.73
                                                    =======         =======          =======
-16- The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.
                                                           Three Months Ended              Six Months Ended
                                                    ----------------------------------- -----------------------
                                                      12-31-01    3-31-02     6-30-02     6-30-01     6-30-02
                                                    ----------- ----------- ----------- ----------- -----------

Oil and gas revenues                                    100.0%      100.0%      100.0%      100.0%      100.0%
Costs and expenses:
  Lease operating expense                                46.1        27.9        25.7        17.9        26.6
  General and administrative                             19.5        17.7        70.3         5.0        48.6
  Depreciation and depletion                             76.7        68.7        47.5        27.3        56.2
  Impairment of oil and gas properties                  751.4           -           -           -           -
                                                    ---------    --------    --------    --------    --------

     Total costs and expenses                           893.7       114.3       143.5        50.2       131.4
                                                    ---------    --------    --------    --------    --------

Operating income                                       (793.7)      (14.3)      (43.5)       49.8       (31.4)
                                                    ---------    --------    --------    --------    --------

Interest expense, net                                    (6.8)       (7.2)       (5.1)       (3.2)       (6.0)
Other income, net                                       (19.1)       (8.4)       (3.7)       (0.7)       (5.6)
Dividend income                                             -           -         5.8           -         3.4
                                                    ---------    --------    --------    --------    --------

                                                        (25.9)      (15.6)       (3.0)       (3.9)       (8.2)
                                                    ---------    --------    --------    --------    --------

Equity in earnings (loss) of First Permian, L.P.         20.4       (16.0)    1,106.6           -       643.6
Change in fair market value of put option                   -       (17.2)       (2.0)          -        (8.3)
                                                    ---------    --------    --------    --------    --------

                                                         20.4       (33.2)    1,104.6        (3.9)      635.3
                                                    ---------    --------    --------    --------    --------

     Pretax income                                     (799.2)      (63.1)    1,058.1        45.9       595.7
Income tax expense (benefit)                           (282.6)      (24.3)      358.3        (2.6)      200.5
                                                    ---------    --------    --------    --------    --------

     Net income                                        (516.6)      (38.8)      699.8        48.5       395.2
                                                    =========    ========    ========    ========    ========
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002: Oil and Gas Revenues. Oil and gas revenues decreased $1,982,256 or 41%, to $2,808,807 for the three months ended June 30, 2002, from $4,791,063 for the same period of 2001. The decrease was primarily the result of a 31% decrease in oil and gas production and a 15% decrease in the average sales price per EBO. We received $20.84 per EBO in the three months ended June 30, 2002 compared with $24.58 per EBO for the same period of 2001. Production Costs. Production costs decreased $325,913, or 31%, to $ 721,614 during the three months ended June 30, 2002, compared with $1,047,527 for the same period of 2001. The decrease was primarily attributable to lower production taxes and ad valorem taxes associated with lower prices and volumes. Average production costs remained relatively flat at $5.35 per EBO. General and Administrative Expenses. General and administrative expenses increased by $1,670,805, or 550%, to $1,974,686 for the three months ended June 30, 2002 from $303,881 for the same period of 2001. The increase was primarily due to paid and accrued incentive award payments of approximately $1,471,000 related to the First Permian, L.P. divestiture. Excluding the incentive award payment, general and administrative expenses were $3.74 per EBO for the three months ended June 30, 2002, compared to $1.56 per EBO for the same period of 2001. The increase in general and administrative expense per EBO, excluding incentive award payments, is primarily a result of a 31% decrease in production volumes along with increased directors and officers insurance and legal costs. Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $284,581, or 18%, to $1,333,166 for the three months -17- ended June 30, 2002 compared with $1,617,747 for the same period of 2001 primarily because of a 31% decrease in production volumes. As a percentage of revenues, DD&A increased to 47% compared to 34% last year, a result of a decrease in the average sales price per EBO we received in the second quarter of 2002. The DD&A rate per EBO increased to $9.89 for the second quarter of 2002 compared with $8.30 per EBO for the second quarter of 2001. Equity in Income of First Permian, L.P. As previously discussed in Note 7, First Permian, L.P., of which Parallel is a 30.675% interest owner, sold all of its oil and gas properties on April 8, 2002. Parallel received its prorata share of net proceeds, $5.5 million in cash and 933,589 shares of Energen Stock. Our share of the net income and distributions for the second quarter was $31,082.041. Interest Expense. Interest expense decreased $89,448, or 36%, to $158,207 for the three months ended June 30, 2002 compared with $247,655 for the same period of 2001 due principally to a decrease in the bank's prime rate. Income Tax Benefit. Our effective tax rate for the three months ended June 30, 2002 is 34%. For further discussion see Note 5. Net Income. We reported net income of $19,661,503 for the three months ended June 30, 2002 compared with net income of $1,214,673 for the three months ended June 30, 2001. The increase in net income resulted from the equity in income of First Permian, L.P., dividend income from the Energen stock, partially offset by accrued incentive award payments to employees and declines in production volumes and prices. RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002: Oil and Gas Revenues. Oil and gas revenues decreased $7,299,267, or 60%, to $4,779,998 for the six months ended June 30, 2002, from $12,079,265 for the same period of 2001. The decrease was primarily the result of a 40% decrease in the average sales price per EBO and a 34% decrease in production. We received $18.15 per EBO in the six months ended June 30, 2002 compared with $30.34 per EBO for the same period of 2001. Production Costs. Production costs decreased $895,603 or 41%, to $1,270,990 during the first six months of 2002, compared with $2,166,593 for the same period of 2001. Average production costs per EBO decreased 11%, to $4.83, for the first six months in 2002 compared to $5.44 for the same period in 2001, primarily a result of decreased production taxes associated with lower oil and gas sale prices and a 34% decrease in oil and gas production. General and Administrative Expenses. General and administrative expenses increased by $1,722,361, or 286%, to $2,324,450 for the first six months of 2002, from $602,089 for the same period of 2001. The increase was primarily due to paid and accrued incentive award payments of approximately $1,471,000 related to the First Permian, L.P. divestiture. Excluding the incentive award payments, general and administrative expenses were $3.20 per EBO in the first six months of 2002 compared to $1.51 per EBO in the first six months of 2001. The increase in general and administrative expense per EBO, excluding incentive award payments, is primarily a result of a 34% decrease in production volumes along with increased legal and public reporting costs. Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $607,771, or 18%, to $2,687,796 for the first six months of 2002 compared with $3,295,567 for the same period of 2001. As a percentage of revenues, the DD&A increased to 56% when compared to 27% for the prior year six months, a result of a decrease in the average sales price per EBO we received in the first six months of 2002. The DD&A rate per EBO increased to $10.21 for the first six months of 2002 compared with $8.28 per EBO for the first six months of 2001. -18- Equity in Income of First Permian, L.P. As previously discussed in Note 7, First Permian, L.P., of which Parallel is a 30.675% interest owner, sold all of its oil and gas properties on April 8, 2002. Parallel received its prorata share of net proceeds, $5.5 million in cash and 933,589 shares of Energen Stock. Our share of the net income and distributions for the first six months. was $30,765.748. Interest Expense. Interest expense decreased $163,247, or 34%, to $311,264 for the six months ended June 30, 2002 compared with $474,511 for the same period of 2001; due principally to a decrease in the bank's prime rate. Income Tax Expense. For the six months ended June 30, 2002 we recorded a tax expense of $9,584,833 . For further discussion see Note 5. Net Income and Cash Flow from Operations. We reported net income of $18,892,752 for the six months ended June 30, 2002 compared to $5,850,595 for the six months ended June 30, 2001 The increase in net income resulted from the equity in income of First Permian, L.P., dividend from the Energen Stock, partially offset by accrued incentive award payments to the employees and declines in production volumes and prices. Cash flow from operations for the six months ended June 30, 2002 decreased $5,190,464 to $5,332,810 compared with $10,523,274 for the six months ended June 30, 2001. The decrease was primarily associated with a decline in production volumes and prices, an increase in accounts receivable offset by cash proceeds from the sale of First Permian, L.P. LIQUIDITY AND CAPITAL RESOURCES Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depend on many factors, including the prices we receive for oil and natural gas we produce. Working capital increased $27,648,009 as of June 30, 2002 compared with December 31, 2001. Current assets exceeded current liabilities by $27,061,168 at June 30, 2002 compared with current liabilities exceeding current assets by $586,841 at December 31, 2001. Working capital increased primarily due to an increase in current assets of $25,608,478 and a decrease of $2,039,531 in current liabilities. Current assets increased primarily due to the $25,673,698 recorded for 933,589 shares of Energen Stock. As of August 12, 2002 we had sold 136,400 shares of Energen common stock at a weighted average price of $25.02 per share. This gives Parallel cash proceeds realized of $3,412,839 and a book loss of $338,161 in relationship to the June 30, 2002 market price of the Energen stock. To the extent that we sell Energen stock at a price below $27.50 per share, we will incur a loss equal to the difference between $27.50 and the sales price. We presently plan to periodically divest our Energen stock subject to market conditions in accordance with the stock sales agreement and certain other matters as Parallel may consider from time to time. We incurred net property costs of $6,209,098 for the six months ended June 30, 2002, primarily for our oil and gas property acquisition, development, and enhancement activities. Such costs were financed by the utilization of cash flows provided by operations, cash distributions from First Permian, L.P. and bank financing. Based on our projected oil and gas revenues and related expenses, available bank borrowings, and the cash and marketable securities we received from the sale of First Permian's properties, we believe that we will have sufficient capital resources to fund normal operations, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends. We continually review and consider alternative methods of financing. -19- TRENDS AND PRICES Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and gas. As described under Item 3, in January 2002 we implemented a hedging strategy of purchasing put floors covering a portion of our natural gas production. Our capital expenditure budgets are highly dependent on future oil and gas prices and will be consistent with internally generated cash flows. During fiscal year 2002 the average sales price we received for our oil was approximately $21.77 per barrel while the average sales prices we received for natural gas was approximately $2.83 per thousand cubic feet ("Mcf"). For the three months ended June 30, 2002, the average price we received for our oil production was approximately $22.29 per Bbl, while the average price received at that same date for our natural gas production was approximately $3.39 per Mcf. FORWARD-LOOKING STATEMENTS In addition to historical information contained herein, this Form 10-Q Report contains forward-looking statements subject to various risks and uncertainties that could cause Parallel's actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "expect," "intend," "anticipate," "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors that could cause or contribute to such differences could include, but are not limited to, those relating to the results of exploratory drilling activity, changes in oil and natural gas prices, operating risks, availability of drilling equipment, outstanding indebtedness, changes in interest rates, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, and the general condition of the economy and our effect on the securities market. While we believe our forward-looking statements are based upon reasonable assumptions, these are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by Parallel with the Securities and Exchange Commission. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Our only financial instrument sensitive to changes in interest rates is our bank debt. Our annual interest costs in 2002 could fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using the minimum interest rate to be paid pursuant to Parallel's new loan entered into on July 19, 2002.
                                       June          June          June         June                       Fair
                                       2003          2004          2005         2006         Total         Value
                                    ------------  ------------ ------------- ------------ ------------  ------------
                                                              (In 000's, except interest rates)

Variable rate debt:
  Revolving facility (secured)           $3,713        $4,050        $4,050         $337      $12,150       $12,150
    Average interest rate                  4.75%         4.75%         4.75%        4.75%
At July 19, 2002, we had bank loans in the amount of $12,150,000 outstanding at an average interest rate of 4.75%. Borrowings under our new credit facility bear interest, at our election, at (i) the -20- bank's base rate or (ii) the libor rate, plus a libor margin, but in no event less than 4.75%. As a result, our annual interest costs in 2002 could fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2002, the impact on interest expense of a one-half of one percent change in the average interest rate above the 4.75% floor would be approximately $60,750. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value. Our major market risk exposure is the risk of decline in fair value of our 933,589 shares of Energen common stock. As of June 30, 2002 Parallel recorded an unrealized gain of approximately $93,359 as comprehensive income in stockholders' equity. As of August 12, 2002 we had sold 136,400 shares of Energen common stock at a weighted average price of $25.02 per share. This gives Parallel cash proceeds realized of $3,412,839 and a book loss of $338,161 in relationship to the June 30, 2002 market price of the Energen stock. To the extent that we sell Energen stock at a price below $27.50 per share, we will incur a loss equal to the difference between $27.50 and the sales price. We presently intend to periodically sell additional shares of Energen stock depending upon the existing market conditions and other matters Parallel may consider from time to time. Under terms of our agreement with Energen, Parallel may sell up to 7,668 shares on any trading day and up to additional 30,675 shares in block trades of at least 5,000 shares on any trading day, but not more than 306,750 shares in any calendar months. Additional market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $16.81 per barrel to a monthly high of $33.95 per barrel during 2001. Natural gas prices we received during 2001 ranged from a monthly low of $1.08 per Mcf to a monthly high of $11.81 per Mcf. During 2002 oil prices ranged from a monthly low of $14.26 to a monthly high of $26.74. Natural gas prices we received during 2002 ranged from a monthly low of $1.05 per Mcf to a monthly high of $4.21 per Mcf. A significant decline in the prices of natural gas or oil could have a material adverse effect on our financial condition and results of operations. In January, 2002, our Board determined that Parallel should hedge natural gas prices for one-half of its natural gas production. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they may also limit the ability to benefit from favorable market price changes. After reviewing alternative strategies, we purchased put options on gas prices to create a sales price floor for part of our gas production. We believe put floors provide us with the advantage of no margin requirements, participating in the upside of potential increases in natural gas prices and establishing a minimum selling price at a fixed cost. However, put floors can also be expensive if markets do not change, and in most cases the protection of a floor will not be immediately realized at current levels. In January and February, 2002, we purchased put floors with a counterparty to sell notional volumes of 210,000 Mcf of gas per month for the seven-month period April, 2002 through October, 2002, at a floor price of $2.40 per Mcf based on NYMEX-HENRY HUB pricing for a total cost of approximately $391,200. On May 24, 2002 we purchased additional put floors on volumes of 100,000 Mcf gas per month for the seven month period from April 2003 through October 2003 at a floor price of $3.00 per Mcf for a total consideration of approximately $140,000. These put floors are not held for trading purposes and are not accounted for as hedging activities in our financial statements. The fair value of the put floors as of June 30, 2002 was $135,773; therefore, a $394,832 decrease in fair value was recognized as of June 30, 2002 in the Statements of Operations. The following table illustrates our gas hedge as of June 30, 2002.

                                                                    Floor     Cost of        Fair Value
             Period                 Commodity         Mcf Volume    Price      Floor         @ 6-30-2002
--------------------------------- ---------------    ------------   ------  ----------      ------------

April 2002 thru October 2002       natural gas         1,470,000    $ 2.40   $ 391,105         $   8,190

April 2003 thru October 2003       natural gas           700,000    $ 3.00   $ 139,500         $ 127,583
                                                                             ---------         ---------

                                                                             $ 530,605         $ 135,773
                                                                             =========         =========
-21- PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS At June 30, 2002, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Parallel's annual meeting of stockholders was held on June 18, 2002. At the meeting, the following persons were elected to serve as Directors of Parallel for a term of one year expiring in 2003 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Dewayne E. Chitwood, (3) Larry C. Oldham, (4) Martin B. Oring, (5) Charles R. Pannill, and (6) Jeffrey G. Shrader. Set forth below is a tabulation of votes with respect to each nominee for Director:

          NAME                               VOTES CAST FOR               VOTES WITHHELD
     -------------------                     --------------               --------------
     Thomas R. Cambridge                        18,149,521                    518,359
     Dewayne E. Chitwood                        18,158,706                    509,174
     Larry Oldham                               18,149,776                    518,104
     Martin B. Oring                            17,934,731                    733,149
     Charles R. Pannill                         18,081,021                    586,859
     Jeffrey G. Shrader                         18,246,501                    421,379
In addition to electing Directors, the stockholders also voted upon and ratified the appointment of KPMG LLP to serve as our independent public accountants for 2002. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of Parallel's independent public accountants:

          VOTES CAST FOR                     VOTES CAST AGAINST                       ABSTENTIONS
          --------------                     ------------------                       -----------
            18,127,421                            533,993                                6,466
ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K (a) Exhibits: Exhibit No. Description of Exhibit -------- ---------------------- 3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998) -22- Exhibit No. Description of Exhibit -------- ---------------------- 3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000) 4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998) 4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 2000) 4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Registrant for the fiscal year ended December 31, 2000) Executive Compensation Plans and Arrangements (Exhibit No. 10.1 through 10.9): 10.1 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.) 10.2 1992 Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.) 10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.) 10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.) -23- Exhibit No. Description of Exhibit -------- ---------------------- 10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.) 10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997). 10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) 10.8 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford. 10.9 Form of Change of Control Agreements, dated June 1, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford. 10.10 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated June 30, 1999). 10.11 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K Report dated June 30, 1999). 10.12 Merger Agreement dated June 25, 1999 (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K Report dated June 30, 1999). 10.13 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Report dated June 30, 1999). 10.14 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999). -24- Exhibit No. Description of Exhibit -------- ---------------------- 10.15 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000). 10.16 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K Report dated March 28, 2002). *10.17 Loan Agreement, dated July 19, 2002, between the Registrant and First American Bank, SSB ----------------- * Filed herewith. (b) Reports on Form 8-K During the fiscal quarter ended June 30, 2002, we filed two reports on Form 8-K. In Form 8-K/A, Amendment No. 1, dated May 31, 2002, and filed with the SEC on May 21, 2002, we reported the sale by First Permian, L.P. of its oil and gas properties, which included the unaudited pro forma combined balance sheets of Parallel Petroleum Corporation, assuming the sale of the oil and gas properties of First Permian, L.P. occurred as of March 31, 2002. This Form 8-K/A Report amended our Form 8-K Report, dated March 7, 2002, and filed with the SEC on March 21, 2002. This initial report on Form 8-K also reported the disposition of assets by First Permian, L.P. On June 14, 2002, we furnished the SEC with a Form 8-K Report, dated June 14, 2002. In this Form 8-K Report, we reported under Item 9, Regulation FD Disclosure, our business plans and anticipated operating activities for the nine month period ending March 31, 2003. We described our revised business plans and objectives, the types of oil and gas activities we expect to focus on and the geographic areas of our proposed activities, the expansion of our staff and our estimated capital sources and expenditures. -25- SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. BY: /s/ Thomas R. Cambridge Date: August 13, 2002 ----------------------------------- Thomas R. Cambridge Chairman of the Board of Directors and Chief Executive Officer Date: August 13, 2002 BY: /s/ Steven D. Foster ----------------------------------- Steven D. Foster, Chief Financial Officer S-1 INDEX TO EXHIBITS Exhibit No. Description of Exhibit ------- ---------------------- 3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998) 3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000) 4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998) 4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 2000) 4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Registrant for the fiscal year ended December 31, 2000) Executive Compensation Plans and Arrangements (Exhibit No. 10.1 through 10.9): 10.1 1983 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively.) 10.2 1992 Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.) 10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.) E-1 Exhibit No. Description of Exhibit ------- ---------------------- 10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993.) 10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.) 10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997). 10.7 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.) 10.8 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford. 10.9 Form of Change of Control Agreements, dated June 1, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford. 10.10 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated June 30, 1999). 10.11 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K Report dated June 30, 1999). 10.12 Merger Agreement dated June 25, 1999 (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K Report dated June 30, 1999). 10.13 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Report dated June 30, 1999). E-2 Exhibit No. Description of Exhibit ------- ---------------------- 10.14 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999). 10.15 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000). 10.16 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K Report dated March 28, 2002). *10.17 Loan Agreement, dated July 19, 2002, between the Registrant and First American Bank, SSB -------------- * Filed herewith. E-3