Form 10-Q
period 2002-09-30
PARALLEL PETROLEUM CORP /DE/
filed 2002-11-12
CIK 750561

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                          ----------------------------
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2002 or

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

                              Yes _x_         No

         At October 23, 2002, 20,663,861 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

                                                                       Page
                                                                        No.
ITEM 1.       FINANCIAL STATEMENTS

              Reference is made to the succeeding pages for the following financial statements:

              -   Balance Sheets as of December 31, 2001 and
                  September 30, 2002 (unaudited)                          3

              -   Unaudited Statements of Operations for the three
                  months and nine months ended September 30,
                  2001 and 2002                                           5

              -   Unaudited Statements of Cash Flows for the nine
                  months ended September 30, 2001 and 2002                6

              -   Notes to Financial Statements                           7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                22

ITEM 4.       CONTROLS AND PROCEDURES                                    23

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                          24

ITEM 5.       OTHER INFORMATION                                          24

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                           24

                       PARALLEL PETROLEUM CORPORATION

                               BALANCE SHEETS

                                                                                   (audited)           (unaudited)
                                                                                  December 31,        September 30,
                                                                                     2001*                 2002
                                                                              --------------------- -------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                            $ 3,351,044         $ 2,058,537
  Accounts receivable:
    Oil and gas                                                                          1,420,859           1,726,881
    Others, net of allowance for doubtful account of $0 in
     2001 and $13,660 in 2002                                                              263,819             108,242
  Affiliate                                                                                 16,687               1,351
                                                                              --------------------- -------------------
                                                                                         1,701,365           1,836,474
Fair value of derivative instruments (Note 8)                                                    -              73,184
Other assets                                                                               207,120             838,511
Investment in Energen common stock-held for sale                                                 -          11,166,494
                                                                              --------------------- -------------------
           Total current assets                                                          5,259,529          15,973,200
                                                                              --------------------- -------------------
Property and equipment, at cost:
  Oil and gas properties, full cost method                                              85,132,345          94,620,694
  Other                                                                                    552,219             930,409
                                                                              --------------------- -------------------
                                                                                        85,684,564          95,551,103
  Less accumulated depreciation and depletion                                          (55,854,378)        (59,865,281)
                                                                              --------------------- -------------------

         Net property and equipment                                                     29,830,186          35,685,822
                                                                              --------------------- -------------------

Other assets, net of accumulated amortization of $55,984 in
  2001 and $56,423 in 2002                                                                  58,754             102,987
Net deferred tax asset                                                                   6,137,670                   -
Investment in First Permian, L.P. (Note 7)                                                 473,764              57,542
                                                                              --------------------- -------------------
                                                                                      $ 41,759,903        $ 51,819,551
                                                                              ===================== ===================

*The balance sheet as of December 31, 2001 has been derived from Parallel's audited financial statements. See accompanying notes to Financial Statements.

                             PARALLEL PETROLEUM CORPORATION

                                     BALANCE SHEETS
                                      (Continued)

                                                                                             (audited)       (unaudited)
                                                                                           December 31,     September 30,
                                                                                               2001*             2002
                                                                                          ----------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                         $2,400,000       $   165,000
  Accounts payable and accrued liabilities:
  Trade                                                                                         3,446,370         2,161,847
    Affiliate                                                                                           -             3,575
    Taxes payable                                                                                       -                 -
    Accrued bonus payable                                                                               -           130,043
                                                                                          ----------------  ---------------
         Total current liabilities                                                               5,846,370        2,460,465
                                                                                          ----------------  ---------------

Long-term debt, excluding current maturities (Note 3)                                            9,600,000        2,795,000
Net deferred tax liability (Note 5)                                                                      -        2,802,818

Stockholders' equity:
  Series A preferred stock -- par value $.10 per share (aggregate liquidation
    preference of $26) authorized 50,000 shares                                                          -                -
  Preferred stock -- 6% convertible preferred stock -- par value of $.10 per share (aggregate liquidation preference of $10) authorized
    10,000,000 shares, issued and outstanding 974,500 in 2001 and 2002 (Note 4)                     97,450           97,450
  Common stock -- par value $.01 per share, authorized 60,000,000 shares,
    issued and outstanding 20,663,861 in 2001 and 2002                                             206,639          206,639
  Additional paid-in capital                                                                    34,087,498       33,648,973
  Comprehensive income (loss) net of tax (Note 10)                                                       -         (608,576)
  Retained earnings (deficit)                                                                   (8,078,054)      10,416,782
                                                                                          ----------------  ---------------
Total stockholders' equity                                                                      26,313,533       43,761,268

Commitments and contingencies (Note 11 and 12)                                                          -                -
                                                                                          ----------------  ---------------
                                                                                              $ 41,759,903      $51,819,551
                                                                                          ================  ===============


*The balance sheet as of December 31, 2001 has been derived from Parallel's audited financial statements. See accompanying notes to Financial Statements.

           PARALLEL PETROLEUM CORPORATION

              STATEMENTS OF OPERATIONS

                    (Unaudited)


                                                     Three Months Ended September 30, Nine Months Ended September 30,
                                                     ---------------------------------------------------------------
                                                           2001             2002           2001           2002
                                                     ------------------ ------------- --------------- --------------

Oil and gas revenues                                       $ 3,811,963   $ 2,709,985    $ 15,891,228    $ 7,489,983
                                                     ------------------ ------------- --------------- --------------
Cost and expenses:
  Lease operating expense                                      856,472       648,001       3,023,065      1,918,991
  General and administrative, includes $1,386,429
    for incentive awards in 2002                               363,758       347,827         965,847      2,672,277
  Depreciation, depletion and amortization                   1,527,252     1,323,107       4,822,819      4,010,903
  Impairment of oil and gas properties                       2,177,128             -       2,177,128              -
                                                     ------------------ ------------- ---------------- -------------
                                                             4,924,610     2,318,935      10,988,859      8,602,171
                                                     ------------------ ------------- ---------------- -------------
 Operating income (loss)                                    (1,112,647)      391,050       4,902,369     (1,112,188)
                                                     ------------------ ------------- ---------------- -------------
Other income (expense), net:
  Equity in income (loss) of First Permian, L.P.,
    includes a $31,082,041 gain on sale of
    substantially all net assets                               442,032       (99,928)        442,032     30,665,820
  Change in fair value of derivatives                                -       (62,589)              -       (457,421)
  Interest income                                               31,803         7,575         114,591         34,239
  Other income                                                  19,140        25,963          69,553         36,740
  Dividend income                                                    -       143,494               -        306,872
  Interest expense                                            (167,064)     (178,417)       (641,575)      (489,681)
  Other expense                                                    590       (27,360)       (132,020)      (307,008)
  Loss in marketable securities                                      -      (928,540)              -       (928,540)
                                                     ------------------ ------------- ---------------   ------------
        Total other income (expense), net                      326,501    (1,119,802)       (147,419)    28,861,021
                                                     ------------------ ------------- ---------------   ------------
Income (loss) before income taxes                             (786,146)     (728,752)      4,754,950     27,748,833
Income tax expense (benefit), net                             (294,321)     (330,836)       (603,820)     9,253,997
                                                     ------------------ ------------- ---------------   ------------
        Net income (loss)                                   $ (491,825)   $ (397,916)    $ 5,358,770    $18,494,836
                                                     ================== ============= ===============   ============
Cumulative preferred stock dividend                         $  146,175    $  146,175     $   438,525    $   438,525
                                                     ================== ============= ===============   ============
Net income (loss) available to common stockholders          $ (638,000)   $ (544,091)    $ 4,920,245    $18,056,311
                                                     ================== ============= ===============   ============
Net income (loss) per common share: (Note 9)

  Basic                                                        $ (0.03)      $ (0.03)         $ 0.24         $ 0.87
                                                     ================== ============= ===============   ===========
  Diluted                                                      $ (0.03)      $ (0.03)         $ 0.23         $ 0.79
                                                     ================== ============= ===============   ============
Weighted average common shares outstanding

  Basic                                                     20,453,902    20,663,861      20,436,461     20,663,861
                                                     ================== ============= ===============   ============
  Diluted                                                   20,453,902    20,663,861      23,722,688     23,536,079
                                                     ================== ============= ===============   ============


The accompanying notes are an integral part of these financial statements.

                    PARALLEL PETROLEUM CORPORATION

                       STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                        -----------------------------------
                                                                              2001              2002
                                                                        ----------------- -----------------

Cash flows from operating activities:
  Net income                                                                 $ 5,358,770      $ 18,494,836

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and depletion                                               4,822,819         4,010,903
      Impairment of oil and gas properties                                     2,177,128                 -
      Equity in income of First Permian, L.P., net of
        cash distributions of $5,501,703                                        (442,032)      (25,164,117)
      Loss in marketable securities                                                    -           928,540
      Change in fair value of derivative instruments                                   -           457,421
      Income tax expense (benefit)                                              (603,820)        9,253,997
      Other, net                                                                (223,924)          (44,233)
  Changes in assets and liabilties:
      Decrease (increase) in accounts receivables                              2,012,075          (135,109)
      Increase in prepaid expenses and other                                    (199,331)         (631,391)
      Increase (decrease) in accounts payable and accrued liabilities            339,660        (1,427,123)
      Accrued bonus payable                                                            -           130,043
      Change in fair value of derivative instruments                                   -          (530,605)
                                                                        ----------------- -----------------
         Net cash provided by operating activities                            13,241,345         5,343,162
                                                                        ----------------- -----------------
 Cash flows from investing activities:
  Additions to property and equipment                                        (10,627,368)      (10,558,989)
  Proceeds from disposition of Energen Stock                                           -        12,563,220
  Proceeds from disposition of property and equipment                          1,472,363           692,450
                                                                        ----------------- -----------------
         Net cash used in investing activities                                (9,155,005)        2,696,681
                                                                        ----------------- -----------------
 Cash flows from financing activities:
  Borrowings from bank line of credit                                                  -         2,865,589
  Payments on bank line of credit                                             (2,427,531)      (11,905,589)
  Proceeds from exercise of options and warrants                                 145,410                 -
  Payment of preferred stock dividend                                           (292,350)         (292,350)
                                                                        ----------------- -----------------
         Net cash used in financing activities                                (2,574,471)       (9,332,350)
                                                                        ----------------- -----------------
Net increase (decrease) in cash and cash equivalents                           1,511,869        (1,292,507)

Beginning cash and cash equivalents                                            2,000,826         3,351,044
                                                                        ----------------- -----------------
Ending cash and cash equivalents                                             $ 3,512,695       $ 2,058,537
                                                                        ================= =================
Non-cash financing activities:
  (Non-cash) proceeds from sale of investment of First Permian, L.P.                   -       (25,580,339)
  Unrealized loss (gain) on investment in securities                                   -           922,085
  Accrued stock dividend                                                         170,537           170,537


The accompanying notes are an integral part of these financials

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

NOTE 2.       MARKETABLE SECURITIES

              Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by Parallel, are classified as held-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at September 30, 2002 was approximately $11,166,494. A realized loss of $928,540 was recognized from the sale of 492,400 shares of Energen Stock and recorded in the Statements of Operations for the three and nine months ended September 30, 2002. An unrealized loss of approximately $922,085 for 441,189 shares of Energen Stock remaining was included as a comprehensive loss in stockholders' equity (see Note 10). This represents the remaining balance of 441,189 shares of our original 933,589 shares of Energen Stock received in the First Permian sale.

NOTE 3.       LONG TERM DEBT

              Long-term debt consists of the following at September 30, 2002:

                   Revolving Note payable to bank, at bank's base lending
                   rate (4.75% at September 30, 2002)                                $ 2,960,000

                   Less:  current maturities                                             165,000
                                                                                  --------------
                                                                                     $ 2,795,000
                                                                                  ==============

              Scheduled maturities of long-term debt at September 30, 2002 are as follows:

                    September 30, 2003                                               $   987,000
                    September 30, 2004                                                   987,000
                    September 30, 2005                                                   821,000
                                                                                  --------------
                                                                                     $ 2,795,000
                                                                                  ==============


Revolving Credit Facility

                On July 19, 2002, Parallel entered into a loan agreement with First American Bank, SSB ("New Revolving Facility") to refinance its outstanding indebtedness. Under the New Revolving Facility, Parallel may borrow the lesser of $100,000,000 or the "borrowing base" then in effect. The borrowing base at October 1, 2002 was $15,454,273 which at that date was collateralized with Parallel's oil and gas reserves and 441,189 shares of Energen common stock. The total outstanding principal amount of our bank indebtedness was $12,000,000 at December 31, 2001 and $2,960,000 at September 30, 2002. Borrowings attributable to the oil and gas reserves are subject to redetermination semi-annually, on or about May 1 and November 1 of each year, beginning November 1, 2002. The borrowing base attributable to the Energen stock is redetermined monthly on or about the last day of the month. The bank may require a redetermination of the borrowing base and monthly commitment reduction at any time in its sole discretion. All indebtedness under the New Revolving Facility matures July 17, 2006.

              The unpaid principal balance for the New Revolving Facility bears interest at Parallel's election at a rate equal to (i) the bank's base lending rate, or (ii) the libor rate plus a libor margin of:

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

NOTE 5.       INCOME TAX LIABILITY

                For the nine months ended September 30, 2002, we recorded income tax expense of $9,253,997 resulting in a net deferred tax liability of $2,802,818. The income tax expense was largely due to the approximate $33,917,000 of taxable gain realized on the sale of oil and gas assets of First Permian, L.P. which used approximately $18,266,000 of $18,670,000 available net operating loss carryforwards. Our effective tax rate was 34%.

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

              At September 30, 2002 our net book value of oil and gas properties, less related deferred income taxes was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time.

              Parallel accounts for its oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the nine month period ended September 30, 2002 overhead costs capitalized were $1,073,436.

NOTE 7.       INVESTMENT IN FIRST PERMIAN, L.P.

              For the nine months ended September 30, 2002, First Permian, L.P. had net income of $97,050,344, which includes a gain of $107,662,000 on the sale of its entire oil and gas properties. Our 30.675% share of the net income and distributions for the nine months ended September 30, 2002, was $30,665,820. At December 31, 2001, we had recorded cumulative earnings of $840,529 in our investment in First Permian, L.P. Using the equity method of accounting, our investment is increased or decreased by our proportionate share of First Permian's net income or loss.

              On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase with Energen Resources Corporation, a wholly owned subsidiary of Energen Corporation (Energen), to sell all of First Permian's oil and gas properties for $120 million in cash and 3,043,479 shares in Energen stock approximating $70 million in value. Energen is a publicly traded company listed on the NYSE. The transaction closed on April 8, 2002. As a 30.675% interest owner in First Permian, Parallel received its prorata share of the net proceeds, $5.5 million in cash and 933,589 shares of Energen common stock. (See Note 2). We still have an investment of $57,542 in First Permian which we expect to be dissolved during the second quarter of 2003.

NOTE 8.       DERIVATIVE INSTRUMENTS

              In January and February, 2002, we purchased put floors with a counterparty to sell notional volumes of 210,000 Mcf of gas per month for the seven-month period April, 2002 through October, 2002, at a floor price of $2.40 per Mcf based on NYMEX pricing for a total cost of approximately $391,105. On May 24, 2002 we purchased additional put floors on volumes of 100,000 Mcf gas per month for the seven month period from April 2003 through October 2003 at a floor price of $3.00 per Mcf for a total consideration of approximately $139,500. These derivatives are not held for trading purposes.

              The fair value of the put floors as of September 30, 2002 was $73,184; therefore, a $457,421 decrease in fair value was recognized for the nine months ended September 30, 2002 in the Statements of Operations.

NOTE 9.       NET INCOME PER COMMON SHARE

              Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed conversion of all potentially dilutive securities.


                                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                          ---------------------------------  -----------------------------------
                                                               2001              2002              2001              2002
                                                          ---------------- ----------------- ----------------- -----------------
Basic EPS Computation:
  Numerator-
    Net income                                                 $ (491,825)       $ (397,916)      $ 5,358,770      $ 18,494,836
    Preferred stock dividend                                     (146,175)         (146,175)         (438,525)         (438,525)
                                                          ---------------- ----------------- ----------------- -----------------
    Net income (loss) available to common stockholders         $ (638,000)       $ (544,091)      $ 4,920,245      $ 18,056,311
                                                          ================ ================= ================= =================
  Denominator-
  Weighted average common shares outstanding                   20,453,902        20,663,861        20,436,461        20,663,861
                                                          ================ ================= ================= =================
Basic earnings (loss) per share                                   $ (0.03)          $ (0.03)           $ 0.24            $ 0.87
                                                          ================ ================= ================= =================
Diluted EPS Computation:
  Numerator-
    Net income                                                 $ (491,825)       $ (397,916)      $ 5,358,770      $ 18,494,836
    Preferred stock dividend                                     (146,175)         (146,175)                -                 -
                                                          ---------------- ----------------- ----------------- -----------------
    Net income (loss) available to common stockholders         $ (638,000)       $ (544,091)      $ 5,358,770      $ 18,494,836
                                                          ================ ================= ================= =================
  Denominator-
  Weighted average common shares outstanding                   20,453,902        20,663,861        20,436,461        20,663,861
  Employee stock options                                                -                 -           500,559            87,974
  Warrants                                                              -                 -             1,424
  Preferred stock                                                       -                 -         2,784,244         2,784,244
                                                          ---------------- ----------------- ----------------- -----------------
                                                               20,453,902        20,663,861        23,722,688        23,536,079
                                                          ================ ================= ================= =================
Diluted earnings (loss) per share                                 $ (0.03)          $ (0.03)           $ 0.23            $ 0.79
                                                          ================ ================= ================= =================


              Convertible preferred stock equivalent shares for the three-month period ended September 30, 2002 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 10.      COMPREHENSIVE INCOME

              Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net income. For Parallel, such items consist primarily of unrealized losses net of tax on its investment in 441,189 shares of Energen Common Stock with a per share price of $25.31 as of September 30, 2002.

              As of September 30, 2002 we had sold 492,400 shares of Energen common stock at a weighted average price of $25.51 per share. This gives Parallel cash proceeds realized of $12,563,220 and a book loss of $928,540 in relationship to the April 8, 2002 market price of the Energen stock. To the extent that we sell Energen stock at a price above or below $27.40 per share (price of the stock as of April 8, 2002 for the First Permian sale), we will incur a book gain or loss equal to the difference between $27.40 and the sales price.

NOTE 11.      RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

              In July 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after September 30, 2002 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of September 30, 2002 there was no impact on Parallel's financial statements as we have not entered into any business combination and have not acquired goodwill.

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

              In April, 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Most significantly, this Statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to Parallel as there has been no early extinguishment of debt which meets the criteria for an extraordinary item.

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

NOTE 12.      LEGAL PROCEEDINGS

              At September 30, 2002, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion and analysis should be read in conjunction with our Financial Statements and the related notes.

OVERVIEW

Strategy

              As reported in Parallel's Form 8-K that was filed June 14, 2002, for the foreseeable future, Parallel's primary objective will be to increase the per share net asset value of its common stock through increasing reserves, production, cash flow and earnings. Parallel intends to pursue these objectives in a different manner than in the past. Parallel will attempt to shift the balance of its investments from properties having high rates of production in early years to properties with more consistent production over a longer term. Parallel will reduce its drilling risks by dedicating a smaller portion of its capital to high risk projects, while reserving the majority of its available capital for exploitation and development drilling opportunities. Obtaining positions in long-lived oil and gas reserves will be given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. Parallel will also reduce risk by emphasizing acquisition possibilities over high risk exploration projects.

              So Parallel can more effectively implement and pursue its new business plan, it has added six new employees, almost doubling the size of its staff. Parallel will systematically decrease its high risk exploration efforts and focus on established geologic trends where it can utilize the engineering, operational, financial and technical expertise of its entire staff. Reducing financial, reservoir, drilling and geological risks and diversifying its property portfolio will be the principal criteria in the execution of Parallel's business plan. Although Parallel has concentrated its activities during the last eight years in South Texas, it intends to diversify the geographical concentration of its asset base and will consider expanding its operations into other parts of the United States if favorable opportunities arise. In summary, Parallel's new business plan will:

               .    focus on projects having less geological risk;

               .    emphasize exploitation and enhancement activities;

               .    focus on acquiring producing properties; and

               . expand the scope of its operations by diversifying its exploratory and development efforts, both in and outside of its current areas of operation.

              Although the direction of Parallel's exploration and development activities will shift from high risk exploratory activities to lower risk development opportunities, Parallel will continue its efforts, as it has in the past, to maintain low general and administrative expenses relative to the size of its overall operations, utilize advanced technologies, serve as operator in appropriate circumstances, and reduce operating costs.

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

              Significant changes in the prices Parallel receives for its oil and gas, drilling results, or the occurrence of unanticipated events beyond Parallel's control may cause it to defer or deviate from its business plan, including the amounts it has budgeted for its activities.

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

              First Permian is owned by Parallel and other privately held oil and gas companies and individuals. As of September 30, 2002, Parallel owned a 30.675% common membership interest in First Permian. We account for our interest in First Permian using the equity method of accounting, under this accounting method, our investment is increased or decreased by our proportionate share of First Permian's net income or loss.

              On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase with an affiliate of Energen Corporation (Energen), to sell all of its oil and gas properties for $120 million in cash and 3,043,479 shares in Energen stock approximating $70 million in value. Energen is a publicly traded company listed on the NYSE. The transaction closed on April 8, 2002. As a 30.675% interest owner in First Permian, Parallel received its prorata share of the net proceeds, approximately $5.5 million in cash and 933,589 shares of Energen stock. We still have an investment of $57,542 in First Permian which was reduced by $99,929 representing our share of ongoing general and administrative and wind down costs. As of September 30, 2002 we had sold 492,400 shares of Energen stock recognizing a book loss of $928,540. We presently plan to periodically divest our Energen stock subject to market conditions in accordance with the stock sale agreement and certain other matters as Parallel may consider from time to time. We expect to dissolve First Permian during the second quarter 2003.

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

              Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

               .    cash flow from operations,

               .    sales of our equity securities,

               .    bank borrowings, and

               .    industry joint ventures

              For the three months ended September 30, 2002, the sales price we received for our crude oil production averaged $28.01 per barrel compared with $21.20 per barrel for the three months ended March 31, 2002 and $22.29 per barrel for the three months ended June 30, 2002. The average sales price we received for natural gas for the three months ended September 30, 2002, was $3.10 per mcf compared with $2.25 per mcf for the three months ended March 31, 2002 and $3.39 per mcf for the three months ended June 30, 2002. For the three months ended September 30, 2001, the average sales price we received for our crude oil was $23.91 and for our natural gas was $4.02 per mcf.

              Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 6 to Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling both productive and non-productive wells, and overhead expenses directly related to land and property acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless the disposition involves a material change in reserves, in which case the gain or loss is recognized.

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

                                                        Three Months Ended
                                             -------------------------------------------
                                              9-30-01    3-31-02    6-30-02    9-30-02
                                             ---------- ---------- ---------- ----------

Production and prices:
  Oil (Bbls)                                    36,211     30,161     33,126     28,452
  Natural gas (Mcf)                            732,604    590,650    609,812    616,447
  Equivalent barrels of oil (EBO)              158,312    128,603    134,761    131,193

  Oil price (per Bbl)                          $ 23.91    $ 21.20    $ 22.29    $ 28.01
  Gas price (per Mcf)                          $  4.02    $  2.25    $  3.39    $  3.10
  Price per EBO                                $ 24.08    $ 15.33    $ 20.84    $ 20.66

Results of operations per EBO:
Oil and gas revenues                           $ 24.08    $ 15.33    $ 20.84    $ 20.66
Costs and expenses:
  Lease operating expense                         5.41       4.27       5.35       4.94
  General and administrative                      2.30       2.72      14.65       2.65
  Depreciation and depletion                      9.65      10.53       9.89      10.09
  Impairment of oil and gas properties           13.75          -          -          -
                                            ---------- ---------- ---------- ----------
     Total costs and expense                     31.11      17.52      29.89      17.68
                                            ---------- ---------- ---------- ----------
Operating income (loss)                          (7.03)     (2.19)     (9.05)      2.98
                                            ---------- ---------- ---------- ----------
Interest expense, net                            (0.85)     (1.11)     (1.05)     (1.30)
Other income (expense), net                       0.12      (1.29)     (0.76)     (0.01)
Dividend income                                      -          -       1.21       1.09
                                            ---------- ---------- ---------- ----------
                                                 (0.73)     (2.40)     (0.60)     (0.22)
                                            ---------- ---------- ---------- ----------
Equity in income (loss) of First Permian,L.P.     2.79      (2.46)    230.65      (0.76)
Change in fair market value of put option            -      (2.64)     (0.41)     (0.48)
Loss in marketable securities                        -          -          -      (7.08)
                                            ---------- ---------- ---------- ----------
                                                  2.79      (5.10)    230.24      (8.32)
                                            ---------- ---------- ---------- ----------
     Pretax income per EBO                       (4.97)     (9.69)    220.59      (5.56)
Income tax expense (benefit)                     (1.86)     (3.72)     74.68      (2.52)
                                            ---------- ---------- ---------- ----------
     Net income (loss) per EBO                 $ (3.11)   $ (5.97)  $ 145.91    $ (3.04)
                                            ========== ========== ========== ==========


                                                         Nine Months Ended
                                            ---------------------------------------------
                                                9-30-00       9-30-01         9-30-02
                                            -------------  -------------  ---------------

Production and prices:
  Oil (Bbls)                                    126,353        110,222           91,739
  Natural gas (Mcf)                           1,961,164      2,677,087        1,816,909
  Equivalent barrels of oil (EBO)               453,214        556,403          394,557

  Oil price (per Bbl)                           $ 27.80        $ 26.07          $ 23.71
  Gas price (per Mcf)                           $  3.37        $  4.86          $  2.93
  Price per EBO                                 $ 22.36        $ 28.56          $ 18.98

Results of operations per EBO:
Oil and gas revenues                            $ 22.36        $ 28.56          $ 18.98
Costs and expenses:
  Lease operating expense                          4.35           5.43             4.86
  General and administrative                       1.41           1.74             6.77
  Depreciation and depletion                       7.90           8.67            10.17
  Impairment of oil and gas properties                -           3.91                -
                                             -------------  -------------  ---------------
        Total costs and expense                   13.66          19.75            21.80
                                             -------------  -------------  ---------------

Operating income (loss)                            8.70           8.81            (2.82)
                                             -------------  -------------  ---------------

Interest expense, net                             (2.06)         (0.95)           (1.15)
Other income (expense), net                        0.18          (0.11)           (0.68)
Dividend income                                       -              -             0.78
                                             -------------  -------------  ---------------
                                                  (1.88)         (1.06)           (1.05)
                                             -------------  -------------  ---------------

Equity in income (loss) of First Permian, L.P.    (1.10)          0.79            77.72
Change in fair market value of put option             -              -            (1.16)
Loss in marktable securities                          -              -            (2.35)
                                             -------------  -------------  ---------------
                                                  (1.10)          0.79            74.21
                                             -------------  -------------  ---------------

        Pretax income per EBO                      5.72           8.54            70.34
Income tax expense (benefit)                          -          (1.09)           23.45
                                             -------------  -------------  ---------------

        Net income per EBO                       $ 5.72         $ 9.63          $ 46.89
                                            =============  =============  ===============


The following table sets forth for the periods indicated the percentage of total revenues represented by each item reflected on our statements of operations.

                                                         Three Months Ended                   Nine Months Ended
                                                    ------------------------------------ -----------------------
                                                     3-31-02     6-30-02      9-30-02     9-30-01     9-30-02
                                                    ----------- ----------- ------------ ----------- -----------

Oil and gas revenues                                    100.0%      100.0%       100.0%      100.0%      100.0%
Costs and expenses:
  Lease operating expense                                 27.9        25.7         23.9        19.0        25.6
  General and administrative                              17.7        70.3         12.8         6.1        35.7
  Depreciation and depletion                              68.7        47.5         48.8        30.4        53.6
  Impairment of oil and gas properties                       -           -            -        13.7           -
                                                    ----------- ----------- ------------ ----------- -----------
        Total costs and expenses                         114.3       143.5         85.5        69.2       114.9
                                                    ----------- ----------- ------------ ----------- -----------
Operating income (loss)                                  (14.3)      (43.5)        14.5        30.8       (14.9)
                                                    ----------- ----------- ------------ ----------- -----------

Interest expense, net                                     (7.2)       (5.1)        (6.3)       (3.3)       (6.1)
Other expense, net                                        (8.4)       (3.7)        (0.1)       (0.4)       (3.6)
Dividend income                                              -         5.8          5.3           -         4.1
                                                    ----------- ----------- ------------ ----------- -----------
                                                         (15.6)       (3.0)        (1.1)       (3.7)       (5.6)
                                                    ----------- ----------- ------------ ----------- -----------

Equity in earnings (loss) of First Permian, L.P.         (16.0)    1,106.6         (3.7)        2.8       409.4
Change in fair market value of put option                (17.2)       (2.0)        (2.3)          -        (6.1)
Loss in marketable securities                                -           -        (34.3)                  (12.4)
                                                    ----------- ----------- ------------ ----------- -----------
                                                         (33.2)    1,104.6        (40.3)        2.8       390.9
                                                    ----------- ----------- ------------ ----------- -----------
        Pretax income (loss)                             (63.1)    1,058.1        (26.9)       29.9       370.4
Income tax expense (benefit)                             (24.3)      358.3        (12.2)       (3.8)      123.6
                                                    ----------- ----------- ------------ ----------- -----------
        Net income (loss)                                (38.8)      699.8        (14.7)       33.7       246.8
                                                    =========== =========== ============ =========== ===========



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

              The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property write-down. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of depreciation, depletion and amortization.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002:

              Oil and Gas Revenues. Oil and gas revenues decreased $1,101,978 or 29%, to $2,709,985 for the three months ended September 30, 2002, from $3,811,963 for the same period of 2001. The decrease was primarily the result of a 17% decrease in oil and gas production and a 14% decrease in the average sales price per EBO. We received $20.66 per EBO in the three months ended September 30, 2002 compared with $24.08 per EBO for the same period of 2001.

              Production Costs. Production costs decreased $208,471, or 24%, to $648,001 during the three months ended September 30, 2002, compared with $856,472 for the same period of 2001. The decrease was primarily attributable to lower production taxes and ad valorem taxes associated with lower prices and volumes. Average production costs remained relatively flat at $4.94 per EBO.

              General and Administrative Expenses. General and administrative expenses decreased by $15,931, or 4%, to $347,827 for the three months ended September 30, 2002 from $363,758 for the same period of 2001. The increase of general and administrative on a per EBO is a result of a 17% decrease in production volumes in the three months ending September 30, 2002 compared to the prior year. General and administrative expense that was capitalized in accordance with full cost accounting was $504,471 and $216,000 for the three month periods ending September 30, 2002 and 2001 respectively. The three months ending September 30, 2002 included three full months of the acquisition team.

              Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") decreased by $204,145, or 13%, to $1,323,107 for the three months ended September 30, 2002 compared with $1,527,252 for the same period of 2001 primarily because of a 17% decrease in production volumes. As a percentage of revenues, DD&A increased to 49% compared to 51% last year, a result of a decrease in the average sales price per EBO we received in the third quarter of 2002. The DD&A rate per EBO increased to $10.09 for the third quarter of 2002 compared with $9.65 per EBO for the third quarter of 2001.

              Equity in Income of First Permian, L.P. As previously discussed in
Note 7, First Permian, L.P. of which Parallel is a 30.675% interest owner sold all of their oil and gas properties in a transaction closing on April 8, 2002. Parallel received its prorata share of net proceeds, $5.5 million in cash and 933,589 shares of Energen Stock. Our equity share of the net loss for ongoing general and administrative and wind down cost in First Permian for the third quarter was $99,928.

              Dividend Income. Dividend income was $143,494 associated with the investment in Energen stock held for sale.

              Net Interest Expense. Net interest expense increased $35,581, or 26%, to $170,842 for the three months ended September 30, 2002 compared with $135,261 for the same period of 2001 due principally to increased bank borrowings prior to debt reduction due to the sale of 492,400 shares of Energen stock.

              Loss in Marketable Securities. The loss of $928,540 recognized in marketable securities is for the sale of 492,400 shares of Energen stock during the three months ended September 30, 2002. This is the difference in the April 8, 2002 stock price of $27.40 at the time of the sale of First Permian and the realized net price of approximately $25.51 received during the third quarter.

              Income Tax Benefit. Our effective tax rate for the three months ended September 30, 2002 is 34%. For further discussion see Note 5 to Financial Statements.

              Net Income. Net income was a loss of $397,916 for the three month period ended September 2002 mainly due to decreased revenues, equity loss in First Permian, loss from the sale of marketable securities offset by dividend income. For the period ended September 2001, although revenues increased and a gain was recorded for equity in First Permian, these were offset by a non cash impairment of oil and gas properties.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002:

              Oil and Gas Revenues. Oil and gas revenues decreased $8,401,245, or 53%, to $7,489,983 for the nine months ended September 30, 2002, from $15,891,228 for the same period of 2001. The decrease was primarily the result of a 34% decrease in the average sales price per EBO and a 29% decrease in production due to normal decline and depletion in certain producing wells. We received $18.98 per EBO in the nine months ended September 30, 2002 compared with $28.56 per EBO for the same period of 2001.

              Production Costs. Production costs decreased $1,104,074 or 37%, to $1,918,991 during the first nine months of 2002, compared with $3,023,065 for the same period of 2001. Average production costs per EBO decreased 10%, to $4.86, for the first nine months in 2002 compared to $5.43 for the same period in 2001, primarily a result of decreased production taxes associated with lower oil and gas sale prices and a 29% decrease in oil and gas production.

              General and Administrative Expenses. General and administrative expenses increased by $1,706,430, or 177%, to $2,672,277 for the first nine months of 2002, from $965,847 for the same period of 2001. The increase was primarily due to paid and accrued incentive award payments of approximately $1,386,429 related to the First Permian, L.P. divestiture and additional public reporting costs. Excluding the incentive award payments, general and administrative expenses were $3.26 per EBO in the first nine months of 2002 compared to $1.74 per EBO in the first nine months of 2001. The increase in general and administrative expense per EBO, excluding incentive award payments, is primarily a result of a 29% decrease in production. General and administrative expense that was capitalized in accordance with full cost accounting was $1,073,987 and $593,000 for the nine month periods ending September 30, 2002 and 2001 respectively. The nine months ending September 30, 2002 included four full months of the acquisition team.

              Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $811,916, or 17%, to $4,010,903 for the first nine months of 2002 compared with $4,822,819 for the same period of 2001. As a percentage of revenues, the DD&A increased to 54% when compared to 30% for the prior year nine months, a result of a decrease in the average sales price per EBO we received in the first nine months of 2002. The DD&A rate per EBO increased to $10.17 for the first nine months of 2002 compared with $8.67 per EBO for the first nine months of 2001.

              Equity in Income of First Permian, L.P. As previously discussed in
Note 6 to Financial Statements, First Permian, L.P. of which Parallel is a 30.675% interest owner sold all of their oil and gas properties in a transaction closing on April 8, 2002. Parallel received its prorata share of net proceeds, $5.5 million in cash and 933,589 shares of Energen Stock. Our share of the net income and distributions for the first nine months was $30,665,820.

              Dividend Income. Dividend income was $306,872 associated with the investment in Energen stock held for sale.

              Net Interest Expense. Net interest expense decreased $71,542, or 14%, to $455,442 for the nine months ended September 30, 2002 compared with $526,984 for the same period of 2001, due principally to decreased bank borrowings and a decrease in the bank's prime rate.

              Loss in Marketable Securities. The loss of $928,540 recognized in marketable securities is for the sale of 492,400 shares of Energen stock during the nine months ended September 30, 2002. This is the difference in the April 8, 2002 stock price of $27.40 at the time of the sale of First Permian and the realized net price of approximately $25.51 received during the third quarter.

              Income Tax Expense. For the nine months ended September 30, 2002 we recorded a tax expense of $9,253,997. For further discussion see Note 5 to Financial Statements.

              Net Income. We reported net income of $18,494,836 for the nine months ended September 30, 2002 compared to $5,358,770 for the nine months ended September 30, 2001. The increase in net income resulted from the equity in income of First Permian, L.P., dividend from the Energen stock, partially offset by paid and accrued incentive award payments to the employees, loss on marketable securities, change in fair value of derivatives, and declines in production volumes and prices.

              Cash flow from operations for the nine months ended September 30, 2002 decreased $7,898,183 to $5,343,162 compared with $13,241,345 for the nine months ended September 30, 2001. This is primarily a result of decreased oil and gas volumes and prices.

LIQUIDITY AND CAPITAL RESOURCES

              Our capital resources consist primarily of cash flows from our oil and gas properties, investment in Energen stock and bank borrowings supported by our oil and gas reserves and remaining Energen stock. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce and price received for Energen stock.

              Working capital increased $14,099,576 as of September 30, 2002 compared with December 31, 2001. Current assets exceeded current liabilities by $13,512,735 at September 30, 2002 compared with current liabilities exceeding current assets by $586,841 at December 31, 2001. Working capital increased due to an increase in current assets of $10,713,671 and a decrease of $3,385,905 in current liabilities. Current assets increased primarily due to the $11,166,494 recorded for 441,189 shares of Energen stock. As of September 30, 2002 we had sold 492,400 shares of Energen common stock. This gives Parallel cash proceeds realized of $12,563,220 and a book loss of $928,540 in relationship to the April 8, 2002 market price of the Energen stock. To the extent that we sell Energen stock at a price above or below $27.40 per share (price of the stock as of April 8, 2002 for the First Permian sale), we will incur a book gain or loss equal to the difference between $27.40 and the sales price. We presently plan to periodically divest our Energen stock subject to market conditions in accordance with the stock sales agreement and certain other matters as Parallel may consider from time to time. We along with the other owners of First Permian have been released from the stock sales restrictions. Current liabilities declined with reduced current maturities of our long term debt and a decline in trade payable.

              We incurred net property costs of $9,866,539, including $1,073,436 of capitalized general and administrative costs for the nine months ended September 30, 2002, primarily for our oil and gas property acquisition, development, and enhancement activities. Such costs were financed by the utilization of cash flows provided by operations and sale of Energen stock. We anticipate capital expenditures to be approximately $11.0 million for the year.

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

              The following table is a summary of significant contractual cash obligations:


                                                                     Obligation Due in Period
                                                ------------------------------------------------------------------
          Contractual Cash Obligations              2002          2003         2004          2005         2006      Total
----------------------------------------------- --------------------------------------------------------------------------------
                                                                            (000)

Revolving Credit Facility (secured)                    $  -         $ 165        $ 987         $ 987        $ 821       $ 2,960
Office Lease (One Marienfeld Place)                    $ 54         $  54        $  22         $   -        $   -       $   130
Office Lease (Dinero Plaza)                            $ 26         $ 102        $ 102         $ 102        $  68       $   400
Office Equipment and Service Maintenance               $ 13         $  30        $  17         $   -        $  -        $    60



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

              During fiscal year 2002 the average sales price we received for our oil was approximately $23.71 per barrel while the average sales prices we received for natural gas was approximately $2.93 per thousand cubic feet ("Mcf"). For the three months ended September 30, 2002, the average price we received for our oil production was approximately $28.01 per Bbl, while the average price received at that same date for our natural gas production was approximately $3.10 per Mcf.

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



                                     September     September    September     September                    Fair
                                       2003          2004          2005         2006         Total         Value
                                    ------------  ------------ ------------- ------------ ------------  ------------
                                                           (In 000's, except interest rates)

Variable rate debt:
  Revolving facility (secured)         $165          $987          $987         $821       $2,960        $2,960
    Average interest rate              4.75%         4.75%         4.75%        4.75%


              At September 30, 2002, we had bank loans in the amount of $2,960,000 outstanding at an average interest rate of 4.75%. Borrowings under our new credit facility bear interest, at our election, at (i) the bank's base rate or (ii) the libor rate, plus a libor margin, but in no event less than 4.75%. As a result, our annual interest costs in 2002 could fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2002, the impact on interest expense of a one-half of one percent change in the average interest rate above the 4.75% floor would be approximately $14,800. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

              Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a monthly low of $16.81 per barrel to a monthly high of $33.95 per barrel during 2001. Natural gas prices we received during 2001 ranged from a monthly low of $1.08 per Mcf to a monthly high of $11.81 per Mcf. During the third quarter 2002 oil prices ranged from a monthly low of $22.93 to a monthly high of $27.07. Natural gas prices we received during 2002 ranged from a monthly low of $1.35 per Mcf to a monthly high of $4.18 per Mcf. A significant decline in the prices of natural gas or oil could have a material adverse effect on our financial condition and results of operations.

              Historically, we have not entered into hedging arrangements and have not had any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavourable price changes, they may also limit the ability to benefit from favourable market price changes. However, in January, 2002, our Board determined that Parallel should hedge natural gas prices for one-half of its natural gas production for April 2002 through October 2002. After reviewing alternative strategies, we purchased put options on gas prices to create a sales price floor for part of our gas production. We believe put floors provide us with the advantage of no margin requirements, participating in the upside of potential increases in natural gas prices and establishing a minimum selling price at a fixed cost. However, put floors can also be expensive if markets do not change, and in most cases the protection of a floor will not be immediately realized at current levels. In January and February, 2002, we purchased put floors with a counterparty to sell notional volumes of 210,000 Mcf of gas per month for the seven-month period April, 2002 through October, 2002, at a floor price of $2.40 per Mcf based on NYMEX pricing for a total cost of approximately $391,105. On May 24, 2002 we purchased additional put floors on volumes of 100,000 Mcf gas per month for the seven month period from April 2003 through October 2003 at a floor price of $3.00 per Mcf for a total consideration of approximately $139,500.

              The fair value of the put floors as of September 30, 2002 was $73,184; therefore, a $457,421 decrease in fair value was recognized as of September 30, 2002 in the Statements of Operations.

              The following table illustrates our gas hedge as of September 30, 2002.

                                                               Floor   Cost of       Fair Value
             Period             Commodity       Mcf Volume     Price    Floor       @ 9-30-2002
----------------------------- --------------- --------------- ------   -------      ------------

April 2002 thru October 2002   natural gas      1,470,000      $ 2.40   $ 391,105    $        -
April 2003 thru October 2003   natural gas        700,000      $ 3.00     139,500        73,184
                                                                        ---------   -----------
                                                                        $ 530,605    $   73,184
                                                                        =========   ===========

ITEM 4.       CONTROLS AND PROCEDURES

              On October 18, 2002, we supplemented our existing internal controls with the adoption and implementation of certain disclosure controls and procedures. The purpose of these additional disclosure controls and procedures is to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods prescribed by the SEC. The effectiveness of these disclosure controls and procedures has been evaluated by our chief executive officer, Thomas R. Cambridge, and our chief financial officer, Steven D. Foster. Mr. Cambridge and Mr. Foster have concluded that our disclosure controls and procedures are effective for their intended purposes. As part of their evaluation, Mr. Cambridge and Mr. Foster also determined that there were no significant changes in internal controls or other factors that could significantly affect internal controls after the date of their evaluation.
No corrective actions were required to be taken with regard to significant deficiencies or material weaknesses. Following the signature page of this report, you will find certifications signed by Mr. Cambridge and Mr. Foster.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

              At September 30, 2002, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

ITEM 5.       OTHER INFORMATION

              As of November 18, 2002 Parallel will move its physical office to:

                         Parallel Petroleum Corporation
                                  Dinero Plaza
                      1004 N. Big Spring Street, Suite 400
                              Midland, Texas 79701

ITEM 6.       EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
   No.                   Description of Exhibits
-------                  -----------------------

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000.)

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

                  Executive Compensation Plans and Arrangements
                       (Exhibit No.'s 10.1 through 10.9):

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

10.12   Merger  Agreement,  dated June 25, 1999.  (Incorporated  by reference to
        Exhibit 10.3 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.13 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.14 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.15 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31, 2000.)

10.16 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K Report dated March 28, 2002).

10.17 Loan Agreement, dated July 19, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-Q Report for the fiscal quarter ended June 30,
        2002).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)     Reports on Form 8-K

           During the fiscal quarter ended September 30, 2002, we furnished one report on Form 8-K.

           On August 14, 2002, we furnished the SEC with a Form 8-K Report, dated August 14, 2002. In this Form 8-K, we reported under Item 9, Regulation FD Disclosure, the certification required by Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             PARALLEL PETROLEUM CORPORATION


                                             BY: /s/ Thomas R. Cambridge
Date:   November 12, 2002                    ----------------------------
                                             Thomas R. Cambridge
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer



Date:   November 12, 2002                    BY: /s/ Steven D. Foster
                                             ----------------------------
                                             Steven D. Foster,
                                             Chief Financial Officer

                                 CERTIFICATIONS

         I, Steven D. Foster, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Parallel Petroleum Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                              /s/ Steven D. Foster
                                              ----------------------------------
                                              Steven D. Foster
                                              Chief Financial Officer

                                 CERTIFICATIONS

         I, Thomas R. Cambridge, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Parallel Petroleum Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                              /s/ Thomas R. Cambridge
                                              ---------------------------------
                                              Thomas R. Cambridge
                                              Chief Executive Officer

                                INDEX TO EXHIBITS


Exhibit
  No.                           Description to Exhibit
-------                         ----------------------

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000.) 4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998.)

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

                  Executive Compensation Plans and Arrangements
                       (Exhibit No.'s 10.1 through 10.9):

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

10.12   Merger  Agreement,  dated June 25, 1999.  (Incorporated  by reference to
        Exhibit 10.3 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.13 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.14 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.15 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant's for the fiscal year ended December 31, 2000.)

10.16 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K Report dated March 28, 2002).

10.17 Loan Agreement, dated July 19, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-Q Report for the fiscal quarter ended June 30,
        2002).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                                                   EXHIBIT 99.1
                                 CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Thomas R. Cambridge, the Chairman of the Board of Directors and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10Q of Parallel for the quarter ended September 30, 2002 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated: November 12, 2002

                                          /s/ Thomas R. Cambridge
                                          --------------------------------------
                                          Thomas R. Cambridge, Chairman
                                          of the Board of Directors and Chief
                                          Executive Officer

                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Thomas R. Cambridge, the Chairman of the Board of Directors and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10Q of Parallel for the quarter ended September 30, 2002 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated: November 12, 2002


                                        /s/ Steven D. Foster
                                       --------------------------------------
                                       Steven D. Foster, Chief Financial Officer