Form 10-K
period 2002-12-31
PARALLEL PETROLEUM CORP /DE/
filed 2003-03-31
CIK 750561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - K

         [X]       Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from _____ to ______.

                        Commission File Number: 0 - 13305


                         PARALLEL PETROLEUM CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                   75-1971716
---------------------------------------------            ----------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
             or Organization)                           Identification No.)

      1004 N. Big Spring, Suite 400
             Midland, Texas                                   79701
----------------------------------------                    ---------
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

           Yes   X                                         No
               -----                                          ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

           Yes                                             No   X
              ------                                          ------

              The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002 was approximately $48,563,073, based on the last sale price of the common stock on the same date.

              At March 7, 2003 there were 21,143,406 shares of common stock outstanding.

                                    FORM 10-K

                         PARALLEL PETROLEUM CORPORATION

                                TABLE OF CONTENTS



 Item No.                                                              Page

                                     PART I


Item     1.       Business..............................................    1
Item     2.       Properties............................................   28
Item     3.       Legal Proceedings.....................................   31
Item     4.       Submission of Matters to a Vote  of Security Holders..   31



                                     PART II


Item     5.       Market for Registrant's Common Equity and Related
                     Stockholder Matters.................................   32
Item     6.       Selected Financial Data................................   34
Item     7.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................   35
Item     7A.      Quantitative and Qualitative Disclosures
                     About Market Risk...................................   52
Item     8.       Financial Statements and Supplementary Data............   56
Item     9.       Changes in and Disagreements with
                     Accountants on Accounting and Financial Disclosure..   56



                                    PART III


Item     10.      Directors and Executive Officers of the Registrant.....  57
Item     11.      Executive Compensation.................................  60
Item     12.      Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters .....  71
Item     13.      Certain Relationships and Related Transactions.........  74
Item     14       Controls and Procedures................................  75
Item     15.      Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K.........................................  76


                                      (i)

            Cautionary Statement Regarding Forward Looking Statements


         Some statements contained in our Form 10-K report are "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology like "may," "will," "expect," "intend," "anticipate," "budget", "estimate," "continue," "present value," "future" or "reserves" or other variations or comparable terminology. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we can't give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

          .    fluctuations in prices of oil and gas;

          .    future capital requirements and availability of financing;

          .    geological concentration of our reserves;

          .    risks associated with drilling and operating wells;

          .    competition;

          .    general economic conditions;

          .    governmental regulations;

          . receipt of amounts owed to us by purchasers of our production and counterparties to our hedging contracts;

          .    hedging decisions, including whether or not to hedge;

          .    events similar to 911;

          . actions of third party co-owners of interests in properties in which we also own an interest; and

          .    fluctuations in interest rates and availability of capital.

         For these and other reasons, actual results may differ materially from those projected or implied. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements.

         Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks in other sections of this annual report and under the Risk Factors beginning on page 22.


                                      (ii)

                                     PART I

--------------------------------------------------------------------------------

  ITEM 1.  BUSINESS

--------------------------------------------------------------------------------


About Our Company

         Parallel Petroleum Corporation is an independent oil and gas exploration and production company. Our primary business is oil and natural gas exploration, development and production, and the acquisition of producing oil and gas properties. These activities are concentrated in three core areas:

          .    the Permian Basin of west Texas;

          .    Liberty County in east Texas; and

          .    the onshore gulf coast area of south Texas.

         In 2002, excluding transfers of assets held for sale, we spent approximately $60.9 million on oil and gas related capital expenditures, an increase of approximately 431% over that expended in 2001. See Note 12 to the Financial Statements. We acquired producing oil and gas properties located in Andrews County, Texas for a total of $46.1 million, and approximately $14.8 million was spent on our Yegua /Frio/Wilcox gas project in the onshore Gulf Coast area of south Texas, the Cook Mountain Gas Project in Liberty County, Texas, our Permian Basin projects in west Texas and the acquisition of undeveloped leases for future projects.

         During 2002, we participated in drilling 19 gross (6.1 net) wells. Of these wells, 15 gross (3.8 net) were exploratory wells. Twelve gross (3.1 net) exploratory wells were productive and 3 gross (.7 net) exploratory wells were dry. Four gross (2.3 net) development wells were drilled with 2 gross (1.2 net) wells productive and 2 gross (1.1 net) wells waiting on completion at March 3, 2002. This compares with 31 gross (7.5) wells, all exploratory, drilled in 2001, of which 18 gross (4.2 net) wells were productive.

         As you read this report, it is important for you to understand our relationship with First Permian, L.P., a Delaware limited partnership. Before converting to a limited partnership in April, 2002, First Permian, L.P. was a Delaware limited liability company known as First Permian, L.L.C. If you will turn to page 10, you will find information about First Permian under the heading First Permian, L.P. Unless we state that the information about Parallel in this report includes Parallel's ownership interest in First Permian, you should keep in mind that references to Parallel, we, our or similar terminology exclude First Permian.

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

     Our executive offices are located at 1004 N. Big Spring, Suite 400, Midland, Texas 79701. Our telephone number is (915) 684-3727.


         Available Information

         You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including Parallel, that file electronically with the SEC.

         Our Internet address is http://www.parallel-petro.com.

         We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

         We will provide electronic or paper copies of our SEC filings free of charge upon request made to: Cindy Thomason, Manager of Investor Relations, cindyt@parallel-petro.com, 1-800-299-3727.


         Major Activities in 2002

         First Permian Asset Sale. On March 8, 2002, we announced that First Permian had entered into an Agreement of Sale and Purchase with Energen Resources Corporation, a wholly owned subsidiary of Energen Corporation. Under terms of the March 7, 2002 purchase agreement between First Permian and Energen, First Permian agreed to sell all of its oil and gas properties to Energen Resources Corporation for a total of $120 million in cash and 3,043,479 shares of Energen Corporation common stock. The closing of the sale occurred on April 8, 2002, with an effective date of January 1, 2002. At the time of the sale, we owned a 30.675% interest in First Permian. Net of purchase price adjustments, First Permian's owners, including Parallel, received total cash in the amount of $117,243,000 and 3,043,479 shares of Energen Corporation common stock. Our pro rata share of the sales proceeds, net of our share of First Permian's liabilities, was approximately $31.6 million, which included $6.05 million in cash and 933,589 shares of Energen Corporation common stock having a market value of $25.58 million, based on the closing sale price of $27.40 per share on the closing date. Energen Corporation's common stock is listed on the New York Stock Exchange under the symbol EGN. On August 6, 2002, we began selling our shares of Energen stock and by December 26, 2002, all 933,589 shares had been sold at prices ranging from $24.50 to $29.89. The total proceeds from these sales, net of commissions, were $24,863,305.

         Purchase of Fullerton Properties. On December 20, 2002, we purchased, through our subsidiary, Parallel, L.P., 95% of the interest owned by nonaffiliated sellers in producing oil and gas properties located in the Fullerton Field of Andrews County, Texas in the Permian Basin of west Texas. The acquisition was initially conducted under a competitive bid process and completed under terms of a negotiated purchase and sale agreement with JMC Exploration, Inc. and Arkoma Star L.L.C., the sellers of the property. Throughout this report, we refer to these oil and gas properties as the Fullerton properties. The total purchase price for our interest in the Fullerton properties was $46,075,000.00, of which $45,075,000 was paid in cash and $1,000,000.00 was paid in the form of 454,545 shares of our common stock. The cash portion of the purchase price was financed with loan proceeds drawn under our revolving credit facility . You can find a description of our credit facility under the caption "Capital Resources and Liquidity" beginning on page 45 of this report. For purposes of the acquisition, the common stock was valued at $2.20 per share, the last sale price of Parallel's common stock on the day immediately preceding Parallel, L.P.'s execution of the purchase and sale agreement with the sellers of the properties. The parties entered into the agreement on November 27, 2002. Texland Petroleum, Inc., an unaffiliated third party, acquired the Sellers' remaining 5% interest in the properties. Parallel's working interests in the Fullerton properties range from 22% to 85%. Texland and Parallel will co-manage the properties, but Texland is the named operator.

         The Fullerton properties are currently producing approximately 1,150 equivalent barrels of oil per day, net to the interest acquired by Parallel. The properties produce from the San Andres formation at a depth of approximately 4,400 feet and consist of 128 producing wells, supported by 80 water-injection wells situated on nine contiguous leases containing approximately 3,640 gross acres. The properties have an estimated reserve life of 45 years.


         Proved Reserves as of December 31, 2002

         Cawley Gillespie & Associates, Inc., an independent engineering firm, estimated the total proved reserves attributable to our Fullerton properties in Andrews County, Texas to be 9.12 million Bbls of oil and 1.93 Bcf of natural gas as of December 31, 2002. Based on oil and gas prices at December 31, 2002 and current operating and development costs, the present value of our pretax future net revenues from the Fullerton properties, discounted at 10%, was estimated to be approximately $85.1 million as of December 31, 2002.

         Williamson Petroleum Consultants, Inc., an independent engineering firm, estimated the total proved reserves attributable to all of our oil and gas properties (other than the Fullerton properties) to be 1.15 million Bbls of oil and 13.7 Bcf of natural gas as of December 31, 2002. Based on oil and gas prices at December 31, 2002 and current operating and development costs, the present value of our pretax future net revenues from these other properties, discounted at 10%, was estimated to be approximately $37.8 million as of December 31, 2002.

         Based on the reports of Cawley Gillespie & Associates, Inc. and Williamson Petroleum Consultants, Inc., our combined proved reserves were estimated to be 10.27 million Bbls of oil and 15.63 Bcf of natural gas as of December 31, 2002. Based on oil and gas prices at December 31, 2002 and projected operating and development costs, the combined present value of our pretax future net revenues from all of our proved reserves, discounted at 10%, was approximately $122.9 million as of December 31, 2002. The averaged realized prices for our reserves as of December 31, 2002 were $29.21 per Bbl of oil and $4.40 per Mcf of natural gas.

         Approximately 80% of our proved reserves are oil and approximately 79% are categorized as proved developed reserves.


About Our Strategy and Business

         Although our activities during the last eight years have been concentrated in south Texas, several developments in 2002 caused us to reexamine and revise our business plan. These developments included:

          . $31 million of additional capital available to us as a result of the receipt of our pro rata share of the net proceeds from First Permian's sale of all of its oil and gas properties, including the proceeds we received from selling the shares of Energen common stock distributed to us;

          . the utilization of substantially all of our net operating loss carryforwards, a result of the First Permian sale; and

          .    our drilling results in the down dip Wilcox trend of south Texas.

         In June of last year, we announced that our primary objective would be to increase the per share net asset value of our common stock through increasing reserves, production, cash flow and earnings. We shifted the balance of our investments from properties having high rates of production in early years to properties with more consistent production over a longer term. We now emphasize reducing drilling risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for exploitation, enhancement and development drilling opportunities. Obtaining positions in long-lived oil and gas reserves is given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. Our risk reduction efforts also include emphasizing acquisition possibilities over high risk exploration projects.

         During the latter part of 2002, we reduced the emphasis on high risk exploration efforts and started focusing on established geologic trends where we can utilize the engineering, operational, financial and technical expertise of our entire staff. Although we anticipate participating in exploratory drilling activities in the future, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are important criteria in the execution of our business plan.

         In summary, our current business plan:

          .    focuses on projects having less geological risk;

          . entails less exploratory activity in the down dip Wilcox trend of our south Texas properties;

          .    emphasizes exploitation and enhancement activities;

          .    focuses on acquiring producing properties; and

          . expands the scope of our operations by diversifying our exploratory and development efforts, both in and outside of our current areas of operation.

         An integral part of our business strategy includes exploitation and enhancement activities. Exploitation and enhancement activities include:

          . operational enhancements, such as surface facility reconfiguration, and the installation of new or additional compression equipment;

          .    workovers;

          .    well recompletions;

          .    behind-pipe recompletions;

          . refacing (restimulating a producing formation within an existing wellbore to enhance production and add reserves);

          .    installation of injection wells and related facilities;

          .    development well drilling (infill drilling);

          .    cost reduction programs; and

          .    secondary recovery operations, including waterfloods.

         When we initiate exploitation and enhancement activities on our existing producing properties, we first establish and maintain an ongoing program of oil and gas well reviews with the objective of maximizing the output of existing wells. Oil and gas wells usually generate their highest volumes during the earlier stages of production after which production begins to decline. Enhancement and remedial work can be undertaken to restore varying amounts of the lost production or reduce the rate of production decline.

         Our approach to producing property acquisitions, and the size and timing of any acquisition, is dependent upon market conditions in the domestic oil and gas industry. Generally, during periods of moderate to high prices for oil and gas, we believe that oil and gas acquisition opportunities are not as favorable to a prospective purchaser as they are when market conditions are depressed.

         Producing properties that we identify and attempt to acquire will include properties that have proved undeveloped and behind-pipe reserves, operational enhancement potential, long-lived reserves, multiple pay-zone exploitation and development drilling opportunities, and the potential for operating control. Selecting and acquiring producing properties having these characteristics will diversify and improve the quality of our property portfolio.

         Although purchases of producing properties involve less risk than drilling, there is a risk that estimates of future prices or costs, reserves, production rates or other criteria upon which we have based our investment decision may prove to be inaccurate.

         In addition to acquisitions of producing properties, our business strategy also includes seeking opportunities to negotiate and enter into work to earn, joint venture and similar agreements with third parties for development operations on producing properties.

         Our sources for possible acquisitions of leases and prospects include independent landmen, independent oil and gas operators, geologists and engineers. We also evaluate properties that become available for purchase from major oil companies. If our review of an undeveloped lease or prospect or a producing property indicates that it may have geological characteristics favorable for 3-D seismic analysis, we may decide to acquire a working interest in the property or an option to acquire a working interest. In the case of producing properties, we also seek properties that we believe are underperforming relative to their potential. To reduce our financial exposure in any one prospect, we may enter into co-ownership arrangements with third parties. These arrangements are common in the industry and enable us to participate in more prospects and share the drilling and related costs and dry-hole risks with other participants. From time to item, we sell prospects to third parties or farm-out prospects and retain an interest in revenues from these prospects.

         As we have in the past, we will continue to:

        (1) Use Advanced Technologies. We believe the use of 3-D seismic surveys and other advanced technologies provides us with a risk management tool. We believe that our use of these technologies in exploring for and developing oil and gas properties can:

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

         (2) Serve as Geophysical Operator. We prefer to serve as the geophysical operator of exploratory projects located in areas where we have experience using 3-D seismic technology. By doing so, we control the design, acquisition, processing and interpretation of 3-D surveys and, in most cases, determine drilling locations and well depths. The integrity of 3-D seismic analysis in our projects is enhanced by emphasizing quality controls throughout the data acquisition, processing and interpretation phases.

         We retain experienced outside consultants and participate with knowledgable joint working interest owners when we acquire, process and interpret 3-D seismic surveys. When possible, we also attempt to correlate or model the interpretations of 3-D seismic surveys with wells previously drilled on or near the prospect being evaluated.

         (3) Conduct Exploratory Activities. Although we do not intend to emphasize exploratory drilling to the extent we have in the past, when we do undertake exploratory projects, we will continue to focus on prospects:

          .    having known geological and reservoir characteristics;

          . being in close proximity to existing wells so data from the existing wells can be correlated with seismic data on or near the prospect being evaluated; and

          .    having a potentially meaningful impact on our reserves.

         When economic conditions are favorable and when we have sufficient capital resources, we believe we can maximize the value of our properties by accelerating drilling activities. This provides us an opportunity to replace reserves at a more rapid pace than existing reserves are produced.

         We continue our efforts, as we have in the past, to maintain low general and administrative expenses relative to the size of our overall operations, utilize advanced technologies, serve as operator in appropriate circumstances, and reduce operating costs.

Capital Investments for 2003

         Our 2003 capital investment budget for properties we owned at March 26, 2003 is estimated to be approximately $12 million, which includes approximately $1.0 million for the purchase of undeveloped leasehold acreage in our areas of activity. The budget will be funded from our estimated operating cash flows, which is based on anticipated commodity prices and forecasted production volumes. The amount and timing of expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors.

         During 2003, we expect our principal exploration and development activities will be concentrated in Liberty County of east Texas, the Yegua/Frio/Wilcox gas trend in the onshore Gulf Coast area of south Texas and in the Permian Basin of west Texas. On a geographic basis, approximately 60% of our projected 2003 capital investment program will be directed toward oil reserves in the Permian Basin of west Texas and 40% to gas reserves in east Texas and in the Yegua/Frio/Wilcox gas trend onshore the Gulf Coast area of south Texas.

         A breakdown of our 2003 capital investment program, excluding $1.0 million we have allocated for leasehold acquisition purposes, by geographic area and anticipated projects is as follows:

Permian Basin of West Texas

..    Fullerton  Field, Andrews County, Texas - We have budgeted approximately
     $1.5 million for year 2003, net to our interest, for the stimulation of 40 to 50 of the existing producing wells in the San Andres formation at an approximate depth of 4,400 feet. The stimulations are designed as large water fracs with a small concentration of sand, and estimated costs are approximately $30,000 per well, net to our interest. The operations are scheduled to begin during the second quarter 2003, and we presently anticipate fracture stimulating four to five wells per month. Our working interest in the properties ranges from 22% to 85%.

..    Diamond M (Canyon Reef) and GCW (Clearfork) Units, Scurry County, Texas -
     We assumed operations of Phase 1 of this 5,500-acre project effective December 18, 2002. Phase 1 consisted of drilling four Canyon Reef test wells to an estimated depth of 7,200 feet. As of March 27, 2003, three of the four new wells had been completed and one well was testing additional zones.

     Phase 2 requires a capital investment of up to $20 million (approximately $17.6 million net to our interest) over the next 3 years. We have budgeted approximately $5.9 million for Phase 2 in 2003, net to our interest, primarily for enhancement and operating activities in the Diamond M Unit. Our working interest in this project is 66%. We assumed operations of Phase 2 effective March 1, 2003.

East Texas

..    Cook  Mountain  Gas  Project, Liberty County,  Texas - We have budgeted approximately $2 million for year 2003, net to our interest, for the drilling and completion of four Cook Mountain gas wells. We have identified seven prospects based on 3-D seismic data. We anticipate drilling one well per quarter in this project during 2003. We have an average 20% working interest in each well.

Onshore Gulf Coast of South Texas

..    Yegua/Frio Gas Project, Jackson County, Texas - We have budgeted approximately $1.5 million for year 2003 for the drilling and completion of approximately 8 Frio wells and 1 Yegua well. All of these prospects were generated from our proprietary 3-D seismic data base. This drilling activity is expected to start during the third quarter of 2003. Our average working interest in this project is 40% in the Yegua trend and 50% in the Frio trend.


Drilling, Production and Other Activities in 2002


         Following are brief descriptions of our primary business activities during the fiscal year ended December 31, 2002 and the areas in which these activities were conducted.

         Yegua/Frio/Wilcox Gas Trend

         From 1993 until mid 2002, we concentrated our activities in the Yegua/Frio/Wilcox gas trends in the onshore Gulf Coast area of south Texas. These activities were conducted in the onshore gulf coast areas of south Texas in Dewitt, Jackson, Lavaca, Victoria and Wharton Counties. Substantially all of our drilling success in south Texas has been in the Yegua/Frio gas trend and we intend to continue drilling additional lower risk 3-D seismic development wells in this trend. Although the successful wells we drilled in the Yegua/Frio trend provided quick payouts of our drilling and completion costs, the reserve lives of the properties in this area have proven to be very short as compared to our properties in the Permian Basin.

         Consistent with our strategy of reducing geologic risk, our exploration activities in the down dip Wilcox trend of south Texas were reduced in 2002 and we began to diversify our exploration efforts away from this trend. However, and as planned, we did remain active in this area in 2002 even though we drilled three dry holes on our Wilcox prospects in the fourth quarter of 2001, and one dry hole during the first quarter of, 2002. We presently expect that our future activities in the down dip Wilcox trend and future exploration and development of our acreage in this trend will be financed through sales of a portion of our current interests and retention of carried working interests, farmout agreements, joint venture and other similar agreements, reversionary interest or other type of cost free interest.

         During 2002, our principal exploration and development activities continued to be concentrated in the onshore Gulf Coast area of south Texas.

         The following table shows the results of our 2002 drilling activity in the Yegua/Frio/Wilcox gas trend.

                             2002 Drilling Activity

                          Yegua/Frio/Wilcox Gas Trend




    Target                                                        Number of
   Formation                      Depth Range (feet)             Wells Drilled         Productive          Dry
---------------                ------------------------       -------------------   ----------------      ------
    Yegua                          6,300 - 13,000                     3                     2                1

    Frio                           6,400 -  8,400                     7                     7                -

    Wilcox                        13,200 - 17,500                     1                     -                1
                                                                   -------               -------            ----
                                                                     11                     9                2
                                                                   =======               =======            ====

         At March 1, 2003, we owned interests in 97 gross (29.4 net) wells in south Texas.

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

         Since 1993, we have acquired more than 800 square miles of proprietary 3-D seismic data on 22 projects in the Yegua/Frio/Wilcox gas trend. This seismic library is proprietary in the sense that only Parallel and our working interest partners have access to the data. More importantly, Parallel is the only partner with an interest in all 22 of the projects. With seismic data processing methods continually improving, we believe this data library could yield new prospects.

         Using this data base, we have generated a multi-year prospect inventory ranging from lower risk/moderate impact to higher risk/higher impact prospects. With the cost of seismic acquisition activities paid for, we can allocate most of our future capital expenditure funds to data interpretation, drilling and completion activities and leasehold acquisition.

         Cook Mountain 3-D Gas Project of East Texas

         In line with our diversification efforts in 2002, we identified ten 3-D seismic gas prospects in east Texas targeting the Cook Mountain formation in Liberty County, Texas at a depth of approximately 10,000 to 13,000 feet. We leased four of the identified prospects and drilled three wells during 2002. Two of the wells are on production and one well is shut-in waiting on pipeline construction.

         Permian Basin of West Texas

         Before entering the gulf coast area of south Texas in 1993, our principal activities were focused on acquiring producing properties in the Permian Basin of west Texas. These properties produce primarily crude oil.

         We believe we can more fully develop our existing producing properties in the Permian Basin of west Texas, which have been proven by previous drilling. Collectively, our Permian Basin properties include approximately 39,122 gross (28,901 net) developed acres, which will provide significant exploitation and development opportunities for both oil and gas. Additionally, our Permian Basin properties have longer reserve lives than our South Texas properties. Our exploitation and enhancement efforts are conducted primarily on our properties in the Permian Basin of west Texas. We own working interests in these properties ranging from 15.0% to 100%.

         We emphasize an ongoing program of enhancement, remedial and development drilling activities on our Permian Basin properties when oil prices are at levels to support these activities. In 2000 and 2001, we limited our capital expenditures on our Permian Basin properties because of our capital commitments in the Yegua/Frio/Wilcox gas trend. Our activities in the Permian Basin have been limited to maintaining existing well performance.

         When funds are available for our Permian Basin activities, we use those funds for:

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

          . terminating oil and gas leases that are uneconomic under existing operating conditions; and/or

          .    selling properties to third parties.


         First Permian, L.P.

         In June, 1999, First Permian purchased from Fina Oil and Chemical Company oil and gas working interests ranging from 2.60% to 100% in 22 producing properties located in Andrews, Cochran, Ector, Gaines, Glasscock, Howard, Lubbock, Mitchell, Pecos and Yoakum Counties, Texas. The properties were purchased for cash in the aggregate amount of approximately $92 million. As described on page 2 of this report, First Permian sold these properties on April 8, 2002, for $120 million in cash and 3,043,479 shares of common stock of Energen Corporation. At the time First Permian sold all of its properties, we owned 350,000 Common Units of First Permian, which represented 30.675% of the total outstanding common partnership interests in First Permian. After completing the sale, First Permian distributed the net sales proceeds to all of its partners. Our pro rata share of the net sales proceeds consisted of approximately $5.5 million in cash and 933,589 shares of Energen common stock.

         Until First Permian sold its properties, we participated in First Permian's infill drilling and major workover programs through our 30.675% ownership interest in First Permian. First Permian's exploitation and production activities were focused primarily on oil producing properties in the Permian Basin of west Texas. The majority of these properties produce from shallow intervals in the San Andres, Glorietta and Clearfork formations, ranging in depths from 2,500 feet to 7,500 feet below the surface. These are mature, long-lived reserves with low decline rates, predictable production profiles and successful secondary and tertiary recovery programs.

Drilling and Acquisition Costs

         The table below shows our oil and gas property acquisition, exploration and development costs for the periods indicated.

                                                                            Year Ended December 31,
                                                  --------------------------------------------------------------------
                                                      2002         2001        2000(1)       1999(1)         1998
                                                  ----------  -----------  -------------  ------------  --------------
                                                                                     (in thousands)
Transfers from (to) undeveloped
leases held for sale (1)                          $      -     $      -       $2,128      $ (2,128)      $      -

Proved property acquisition costs                   48,044           27           23            42             89

Unproved property acquisition costs                  2,295        3,420        3,372         1,979          6,034

Exploration costs                                    1,291        6,820        2,163         1,856          8,556

Development costs                                    9,308        1,203        1,087           639          3,873
                                                   -------      -------      -------      --------       --------
                                                  $ 60,938      $11,470      $ 8,773      $  2,388       $ 18,552
                                                   =======      =======      =======      ========       ========

(1) Reflects costs associated with assets being held for sale in 1999 and transferred back to oil and gas property in 2000. Actual capital expenditures during 2000 and 1999, excluding transfers, were approximately $6.6 million and $4.5 million, respectively.


Oil and Natural Gas Prices are Volatile

         Our revenues, profitability and cash flows are highly dependent on the prices we receive for our oil and natural gas. Generally, oil and natural gas prices improved and stabilized during the period from mid-2000 to the third quarter of 2001, when prices began to decline. During the first quarter of 2002, prices began to increase again and this upward trend in price has continued.

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

          . changes in the supply of and demand for oil and natural gas in domestic and foreign markets; and

          . political and military conflicts in foreign nations and events similar to September 11.

         The average prices we received for the oil and natural gas we produced in 2002, 2001 and 2000 are shown in the table below.


                                                               Average Price Received for the
                                                                   Year Ended December 31,
                                                     ----------------------------------------------------
                                                          2002               2001              2000
                                                     --------------    ---------------    ---------------
         Oil (Bbl)      .........................        $24.59           $24.80               $28.88

         Natural gas (Mcf).......................        $ 3.33           $ 4.41               $ 4.38


         The average price we received for our oil sales at March 1, 2003 was approximately $33.20 per Bbl, excluding our hedging activities. At the same date, the average price we were receiving for our natural gas was approximately $8.05 per Mcf, excluding our hedging activities.

         There is substantial uncertainty regarding future oil and gas prices and we can provide no assurance that prices will remain at current levels. We have entered into hedge contracts in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates.

         At December 31, 2002, approximately 77% of our daily production was natural gas and 23% was oil.

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

         As is customary in the industry, we maintain insurance against some, but not all, of these hazards. We maintain general liability insurance and obtain insurance against blowouts on a well-by-well basis. We do not carry insurance against pollution hazards. If we sustain an uninsured loss or liability, our ability to operate could be materially adversely affected.

         Our oil and gas operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.


Executive Officers of Parallel

         At March 15, 2003, Parallel's executive officers were Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley, John S. Rutherford, Donald E.Tiffin and Steven D. Foster.

         Thomas R. Cambridge, age 67, is the Chief Executive Officer and Chairman of the Board of Directors of Parallel. He is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such activities have been carried out through Cambridge Production, Inc., a Texas corporation. Mr. Cambridge has served as a Director of Parallel since February 1985; as President during the period from October 1985 to October 1994; and as Chairman of the Board of Directors and Chief Executive Officer since October 1985. He received a Bachelors degree in geology from the University of Nebraska in 1958 and a Masters of Science degree in 1960.

         Larry C. Oldham, age 49, is a founder of Parallel. He has served as an officer and Director since Parallel's formation in 1979. He served as Executive Vice President until October, 1994 when he became President. Before Parallel's formation, Mr. Oldham was employed by Dorchester Gas Corporation from 1976 to 1979 and KPMG Peat Marwick LLP during 1975 to 1976. He received a Bachelor of Business Administration degree from West Texas State University in 1975. Mr. Oldham is a member of the Permian Basin Landman's Association.

         Eric A. Bayley, age 54, has been Vice President of Engineering and Production of Parallel since July, 2001. From October, 1993 until July, 2001, Mr. Bayley was employed as Manager of Engineering. From June, 1990 to October, 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to Parallel. Mr. Bayley graduated from Texas A&M University in 1978 with a Bachelor of Science degree in Petroleum Engineering. He graduated from the University of Texas of the Permian Basin in 1984 with a Master's of Business Administration degree.

         John S. Rutherford, age 43, has been Vice President of Land and Administration of Parallel since July, 2001. From October, 1993 until July, 2001, Mr. Rutherford was employed as Manager of Land/Administration. From May, 1991 to October, 1993, Mr. Rutherford served as a consultant to Parallel, devoting substantially all of his time to Parallel's business. Mr. Rutherford graduated from Oral Roberts University in 1982 with a degree in Education, and in 1986 he graduated from Baylor University with a Master's degree in Business Administration.

         Donald E. Tiffin, age 45, has been Vice President of Business Development since June, 2002. From August, 1999 until May, 2002, Mr. Tiffin served as General Manager of First Permian, L.P. From July, 1993 to July, 1999, Mr. Tiffin was the Drilling and Production Manager in the Midland, Texas office of Fina Oil and Chemical Company. Mr. Tiffin graduated from the University of Oklahoma in 1979 with a Bachelor of Science degree in Petroleum Engineering.

         Steven D. Foster, age 47, has been the Chief Financial Officer of Parallel since June, 2002. From November, 2000 to May, 2002, Mr. Foster was the Controller and Assistant Secretary of First Permian, L.P. From September, 1997 to November 2000, he was employed by Pioneer Natural Resources, USA in the capacities of Director of Revenue Accounting and Manager of Joint Interest Accounting. Mr. Foster graduated from Texas Tech University in 1977 with a Bachelor of Business Administration degree in accounting. He is a certified public accountant.

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

Employees

         Since June, 2002, we have added 10 new employees, almost tripling the size of our staff. Eight of the new employees previously worked for First Permian, L.P.,where they were involved in the enhancement, exploitation, infill drilling and the eventual sale of First Permian's oil and gas properties. Since joining Parallel, these new employees have assisted us in the implementation of our revised business plan by adding operational, engineering and financial management of our activities. We utilize the collective experience, expertise and techniques of the new employee group primarily in the areas of acquisitions, enhancements, waterfloods and divestitures. By utilizing an interdisciplinary team approach, we believe we can maximize the identification and quantification of opportunities and reduce risk through the application of complementary experience, know-how and technology.

         At March 15, 2003, Parallel had 17 full time employees. Mr. Cambridge serves in the capacity of a consultant and not as a full-time employee. Parallel also retains independent land, geological, geophysical and engineering consultants and expects to continue to do so in the future. Additionally, Parallel retains 5 contract pumpers on a month-to-month basis.

         We consider our employee relations to be satisfactory. None of our employees are represented by a union and we have not experienced work stoppages or strikes.

Wells Drilled

         The following table shows certain information concerning the number of gross and net wells we drilled during the three-year period ended December 31, 2002.

                               Exploratory Wells (1)                         Development Wells (2)
                        ---------------------------------------       --------------------------------------
                           Productive                Dry                    Productive             Dry
  Year Ended            ----------------        ---------------       -----------------      ---------------
 December 31,            Gross      Net          Gross     Net         Gross       Net        Gross     Net
-------------           ------     -----        ------    -----        -----      -----      -------   -----
  2002                   12.0       3.10          3.0       .70         4.0       2.30           -        -

  2001                   18.0       4.10         13.0      3.41           -          -           -        -

  2000                   20.0       3.40          7.0      1.22         3.0        .56         2.0       .45

------------------------
(1) An exploratory well is a well drilled to find and produce oil or gas in an unproved area, tofind a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

(2) A development well is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

         All of our drilling is performed on a contract basis by third-party drilling contractors. We do not own any drilling equipment.

         At March 3, 2003, we were participating in the completion of 4 gross (1.61 net) gas wells in Jackson, Liberty and Scurry Counties, Texas. At that same date, 2 gross (.5 net) gas wells in Jackson County, Texas were waiting on completion.

Volumes, Prices and Lifting Costs

         The following table shows certain information about our production, including the volumes of oil and gas we produced, the average sales prices per Mcf of gas and Bbl of oil produced, and the average production or lifting cost per EBO for the three-year period ended December 31, 2002.

                                                          Year Ended December 31,
                                           ---------------------------------------------
                                                2002            2001            2000
                                           ------------      ----------      -----------
Net Production:
   Oil (Bbls)                                 130,810           138,243         165,137
   Gas (Mcf)                                2,669,983         3,266,350       2,821,815
   EBO(1)                                     575,807           682,635         635,440
Average Sales Price:
   Oil (per Bbl)                           $    24.59         $   24.80       $   28.88
   Gas (per Mcf)                           $     3.33         $    4.41       $    4.38
   EBO                                     $    21.03         $   26.13       $   26.96

Average Production
   (Lifting) Cost per EBO                  $     5.00         $    5.74       $    4.88

Operating Margin
   per EBO(2)                              $    16.03         $   20.39       $   22.08

Depletion per EBO                          $    10.52         $    9.13       $    8.18

----------------------
(1) An EBO means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2) Operating margin is determined by deducting the average production cost per EBO from the average sales price per EBO.

         Our gas sales in 2002 represented approximately 73% of our combined oil and gas sales for the year ended December 31, 2002, as compared to 81% in 2001.


Markets and Customers

         Our oil and gas production is sold at the well site on an as produced basis at market- related prices in the areas where the producing properties are located. We do not refine or process any of the oil or natural gas we produce and all of our production is sold to unaffiliated purchasers on a month-to-month basis.

         In the table below, we show the purchasers that accounted for 10% or more of our revenues during the specified years.


                                                               2002          2001          2000
                                                             --------      ---------    ----------
Allegro Investments, Inc.                                       31%            38%           22%

Cox & Perkins Exploration, Inc.                                  3%             6%            6%

Pure Resources, Inc.                                            16%            23%           16%

Sue Ann Production                                              11%            25%            -


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


Office Facilities

         In November, 2002, we relocated our corporate headquarters. Our current headquarters consist of approximately 14,120 square feet of leased space in Midland, Texas. Our current rental rate is $8,531 per month. The lease expires August 31, 2006. Although we are still leasing our former office space at a rental rate of $4,489 per month, we are actively attempting to sublease the space. The lease agreement covering our former offices will expire by its own terms on May 31, 2004.


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

         Our oil and gas exploration, production and related operations are subject to extensive rules and regulations that are enforced by federal, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are frequently amended or reinterpreted, we are not able to predict the future cost or impact of compliance with these laws.

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

         We use the full cost method of accounting to account for our oil and gas operations. This means that we capitalize the costs to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the capitalized costs of oil and gas properties may not exceed a ceiling limit, which is based on the present value of estimated future net revenues, net of income tax effects, from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. These rules generally require pricing future oil and gas production at unescalated oil and gas prices in effect at the end of each fiscal quarter. If capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a ceiling test write-down. This non-cash impairment charge does not affect cash flow from operating activities, but it does reduce stockholders' equity. Impairment charges can't be restored by subsequent increases in the prices of oil and gas.

         The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices decline. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.

         During the fiscal quarter ended September 30, 2001, we recognized a non-cash impairment charge of $2,177,128 related to our oil and gas reserves and unproved properties. This impairment of oil and gas assets was primarily the result of the effect of significantly lower oil and gas prices on both proved and unproved oil and gas properties. During the fourth quarter of 2001, we recognized an additional non-cash impairment charge of $14,642,685 related to our oil and gas reserves and unproved properties. This impairment of our oil and gas assets was also primarily attributable to lower oil and gas prices at year end. We did not recognize an impairment in 2002. We cannot assure you that we will not experience ceiling test write-downs in the future.

We are subject to many restrictions under our credit facility.

         As required by our credit agreement with our bank lenders, we have pledged substantially all of our oil and gas properties as collateral to secure the payment of our loans. The credit agreement restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We are also required to comply with certain financial covenants and maintain certain financial ratios. The credit agreement prohibits us from declaring or paying dividends on our common stock, but we are permitted to pay dividends on our outstanding shares of 6% convertible preferred stock if we are not in default under the credit agreement. Although we are currently in compliance with the loan covenants, in the past we have had to request waivers from our banks because of our non-compliance with certain financial covenants and ratios. Our ability to comply in the future with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the credit agreement could result in a default under the credit agreement, which could cause all of our existing indebtedness to be immediately due and payable.

         The credit agreement limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion, based upon projected revenues from the oil and gas properties securing our loan. The Lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the credit agreement. Any increase in the borrowing base requires the consent of all lenders. If all lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base determined by each lender. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and gas properties as additional collateral. We do not currently have any substantial unpledged properties and no assurance can be given that we would be able to make any mandatory principal prepayments required under the credit agreement.


Our producing properties are concentrated.

         All of our producing properties are located in the State of Texas. At December 31, 2002, approximately 69% of the discounted present value of our proved reserves was attributable to our Fullerton properties; 18% to our other Permian Basin properties; 8% to our properties in the onshore Gulf Coast area of south Texas; and the remaining 5% to our properties in east Texas.

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


Our price risk management transactions create a risk of financial loss.

         In order to manage our exposure to price risks in the marketing of our oil and natural gas, we have in the past and expect to continue to enter into oil and natural gas price risk management arrangements with respect to a portion of our expected production. While intended to reduce the effects of volatility of the price of oil and natural gas, these transactions may limit potential gains if oil and natural gas prices rise over the price established by the arrangement. In addition, these transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

          .    production is less than expected;

          . there is a widening of price differentials between delivery points for our production and the delivery point assumed in the arrangement;

          . the counterparties to our future contracts fail to perform under the contract; or

          . a sudden, unexpected event materially impacts oil or natural gas prices.

Terrorist activities may adversely affect our business.

          Terrorist activities, including events of a nature similar to September 11, and armed conflict involving the United States may adversely affect our business activities and financial condition. If events of this nature occur and persist, the attendant political and social instability and disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on prevaiing oil and gas prices and causing a reduction in our revenues. Natural gas and oil production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.


We do not control all operations and development.

         Substantially all of our business activities are conducted through joint operating agreements under which we own partial interests in oil and gas wells.

         At December 31, 2002, we owned interests in 109 gross (100.9 net) oil and gas wells for which we were the operator and 478 gross (194.5 net) oil and gas wells where we were not the operator.

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

         On October 5, 2000, our Board of Directors adopted a stockholder rights plan. The plan is designed to protect Parallel from unfair or coercive takeover attempts and to prevent a potential acquiror from gaining control of Parallel without fairly compensating all of the stockholders. The plan authorized 50,000 shares of $0.10 par Series A Preferred Stock Purchase Rights. A dividend of one Right for each share of our outstanding common stock was distributed to stockholders of record at the close of business on October 16, 2000. If a public announcement is made that a person has acquired 15% or more of Parallel's common stock or a tender or exchange offer is made for 15% of more of the common stock, each Right entitles the holder to purchase from the company one one-thousandth of a share of Series A Preferred Stock, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment. In addition, under certain circumstances, the rights entitle the holders to buy Parallel's stock at a 50% discount. See Notes 4 and 10 to Financial Statements, on pages F-11 and F-17, respectively, for additional information.

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

          . dilution of the equity interest of common stock and other series of preferred stock; and

          . limitation on the right of holders of common stock and other series of preferred stock to share in Parallel's assets upon liquidation until satisfaction of any liquidation preference attributable to any new series of preferred stock.

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

         From time to time, we reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production. In a typical hedge transaction, the hedging party will have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the hedging party is required to pay the counterparty this difference multiplied by the quantity hedged. In this case, if we are the hedging party, we would be required to pay the difference regardless of whether we had sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though the payments are not offset by sales of production. Hedging will also prevent us from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge. In addition, hedging activities may expose us to financial loss if counterparties to our contracts fail to perform or if our production is less than expected.

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


Producing Wells and Acreage

         We have presented the following table to provide you with a summary of the producing oil and gas wells and the developed and undeveloped acreage in which we owned an interest at December 31, 2002. We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests.

                                       Producing Wells                                         Acreage
                         ---------------------------------------------      --------------------------------------------
                               Oil                         Gas                 Developed                 Undeveloped
                         ------------------          -----------------      -----------------          ------------------
                         Gross      Net (1)          Gross     Net (1)      Gross     Net (2)          Gross      Net (2)
                         -----      -------          -----     -------      -----     -------          -----      -------
   Texas                   487        260.5            100       35.00      63,717     37,790          11,384      9,312
   Utah                      -            -              -           -           -          -             504        504
                         -----        -----          -----      ------      ------     ------          ------      -----
      Total                487        260.5            100       35.00      63,717     37,790          11,888      9,816
                         =====        =====          =====      ======      ======    =======          ======      =====

---------------------------

(1) Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(2) Net acres are computed by multiplying the number of gross acres by our working interest in the gross acres.

         At December 31, 2002, we were operating 109 gross wells in which we also owned interests. Approximately 15% of the discounted present value of our proved oil and gas reserves at December 31, 2002 is attributable to wells operated by us. As operator, we supervise the drilling, completion and production of wells and the further development of surrounding properties.

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


Oil and Gas Reserves

         For the year ended December 31, 2002, our oil and gas reserves in the Fullerton properties were estimated by Cawley Gillespie & Associates, Inc. Fort Worth, Texas, and our oil and gas reserves in all other properties were estimated by Williamson Petroleum Consultants, Inc., Midland, Texas

          At December 31, 2002, our total estimated proved reserves were approximately 10.27 million Bbls of oil and 15.63 Bcf of gas, or 12.88 million EBOs.

          The information in this table provides you with certain information regarding the proved reserves attributable to our Fullerton properties, as estimated by Cawley Gillespie & Associates, Inc., at December 31, 2002.


                                                                        Proved                Proved
                                                                       Developed            Undeveloped             Total
                                                                    -------------           ------------      --------------
Oil (Bbls).....................................................        7,513,351             1,605,891             9,119,242

Gas (Mcf)......................................................        1,609,718               321,178             1,930,896

Future Net Revenues (before income taxes) .....................    $ 149,944,668          $ 32,893,238          $182,837,906

Present Value of Future Net Revenues
  (before income taxes)........................................    $  73,299,428          $ 11,775,939          $ 85,075,367


         The information in the table below provides you with certain information regarding our proved reserves, excluding the Fullerton properties, as estimated by Williamson Petroleum Consultants, Inc. at December 31, 2002.

                                                                        Proved                Proved
                                                                       Developed            Undeveloped             Total
                                                                    -------------           ------------      --------------

Oil (Bbls).....................................................          749,612               402,156             1,151,768

Gas (Mcf)......................................................        9,592,410             4,109,360            13,701,770

Future Net Revenues (before income taxes) .....................    $  40,949,174         $  16,016,287         $  56,965,461

Present Value of Future Net Revenues
   (before income taxes).......................................    $  30,382,653         $   7,476,296         $  37,858,949


         In accordance with applicable SEC requirements, estimates of our proved reserves and future net revenues are made using sales prices and costs, estimated to be in effect as of the date of such reserve estimates, that are held constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. The average realized prices for our reserves as of December 31, 2002 were $29.21 per Bbl of oil and $4.40 per Mcf of natural gas.

         For additional information concerning our estimated proved oil and gas reserves, you should read Note 19 to the Financial Statements. See also Item 8 - Financial Statements and Supplementary Data on page 56 of this report.

         The reserve data in this report represent estimates only. Reservoir engineering is a subjective process. There are numerous uncertainties inherent in estimating our oil and natural gas reserves and their estimated values. Many factors are beyond our control. Estimating underground accum ulations of oil and natural gas cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment and the costs we actually incur in the development of our reserves. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production after the date of the estimates. Consequently, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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


--------------------------------------------------------------------------------

  ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


         At March 1, 2003, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.



--------------------------------------------------------------------------------

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------


         We did not submit any matter to a vote of our stockholders during the fourth quarter of 2002.

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


                                                                      Price Per Share
                                                               -----------------------------
                                                                   High               Low
                                                                 --------          ---------
            2000

                First quarter                                      $ 4.19            $ 1.59
                Second quarter                                     $ 3.00            $ 1.75
                Third quarter                                      $ 4.69            $ 2.56
                Fourth quarter                                     $ 4.69            $ 3.00

            2001

                First quarter                                      $ 4.93            $ 3.50
                Second quarter                                     $ 5.57            $ 4.20
                Third quarter                                      $ 4.18            $ 2.95
                Fourth quarter                                     $ 4.20            $ 2.77

            2002

                First quarter                                      $ 4.38            $ 3.08
                Second quarter                                     $ 3.41            $ 2.60
                Third quarter                                      $ 2.95            $ 2.15
                Fourth quarter                                     $ 2.91            $ 2.03


         The last sale price of our common stock on March 14, 2003 was $2.95 per share, as reported on the Nasdaq National Market.

         As of March 14, 2003, there were approximately 1,926 stockholders of record.


Dividends

         We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. The revolving credit facility we have with our bank lenders prohibits the payment of dividends on the common stock. Our 6% convertible preferred stock also contains provisions that restrict us from paying dividends or making distributions on our common stock if all dividends on the preferred stock have not been paid in full. Any dividends on our preferred stock that are not declared and paid will accumulate. All accumulated dividends must be paid in full before dividends may be paid to holders of common stock. The credit facility allows us to pay dividends on our outstanding shares of preferred stock as long as we are not in default under the terms of the credit facility. The holders of the preferred stock are entitled, as and when declared by the Board of Directors, to receive an annual dividend of $.60 per share, payable semi-annually on June 15 and December 15 of each year. See Risk Factors on page 22 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity " on page 45.


Equity Compensation Plans

         At December 31, 2002, a total of 2,896,250 shares of common stock were authorized for issuance under our equity compensation plans. In the table below, we describe certain information about these shares and the equity compensation plans which provide for their authorization and issuance. You can find additional information about our stock option plans beginning on page 61 of this report.

                      Equity Compensation Plan Information

---------------------------------------------------------------------------------------------- ---------------------------

                                 (a)                            (b)                            (c)
-------------------------------- ------------------------------ ------------------------------ ---------------------------
Plan category                    Number of securities to be     Weighted-average exercise      Number of securities
                                 issued upon exercise of        price of outstanding           remaining available for
                                 outstanding options,           options, warrants and rights   future issuance under
                                 warrants and rights                                           equity compensation plans
                                                                                               (excluding securities
                                                                                               reflected in column (a))
-------------------------------- ------------------------------ ------------------------------ ---------------------------

Equity compensation plans
approved by security holders      2,038,750                                 $3.66                        282,500
-------------------------------- ------------------------------ ------------------------------ ---------------------------

 Equity compensation plans not
 approved by security holders       575,000(1)                              $3.82                              0
-------------------------------- ------------------------------ ------------------------------ ---------------------------

Total                             2,613,750                                 $3.70                        282,500
-------------------------------- ------------------------------ ------------------------------ ---------------------------


(1) These shares include an aggregate of 200,000 shares of common stock underlying stock options granted in June 2001 to non-officer employees pursuant to Parallel's Employee Stock Option Plan; 275,000 shares of common stock underlying a stock purchase warrant we issued to an investment banking firm in November, 2001; and 100,000 shares of common stock underlying a stock option granted to Mr. Cambridge in 1993, which expires in October, 2003.

--------------------------------------------------------------------------------
  ITEM 6.  SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------


         In the table below, we provide you with selected historical financial data. We have prepared this information using the audited financial statements of Parallel for the five-year period ended December 31, 2002. It is important that you read this data along with our financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below. The selected financial data provided are not necessarily indicative of our future results of operations or financial performance.

                                                                     Year Ended December 31
                                   -------------------------------------------------------------------------------------------------
                                        2002(1)              2001(2)              2000             1999(3)               1998(4)
                                   -----------------  ------------------  -----------------  -----------------  --------------------
Operating revenues                   $ 12,106,568       $ 17,840,024       $ 17,134,502      $   8,974,041        $   9,001,582

Operating expenses                   $ 11,250,458       $ 28,405,212       $  9,530,266      $  10,173,995        $  24,056,923

Net Income (loss)                    $ 18,701,448       $ (4,707,575)      $  5,977,328      $  (2,450,457)       $ (12,995,910)

Cumulative preferred stock
   dividend                          $   (584,700)      $   (584,700)      $   (584,700)     $    (584,700)       $    (276,712)

Net income (loss) available to
   common stockholders               $ 18,116,748       $ (5,292,275)      $  5,392,628      $  (3,035,157)       $ (13,272,622)

Net income (loss) per common
   share

     Basic                           $       0.88        $     (0.26)      $       0.26      $       (0.16)       $       (0.73)

     Diluted                         $       0.79        $     (0.26)      $       0.25      $       (0.16)       $       (0.73)

Cash dividends - common stock                   -                  -                  -                  -                    -

Weighted average common stock
   and common stock equivalents
   outstanding

     Basic                             20,698,339         20,457,697         20,331,858         18,549,214           18,300,998

     Diluted                           23,567,210         20,457,697         23,465,492         18,549,214           18,300,998

Present value of proved oil and
   gas reserves discounted at 10%
   (before estimated federal
   income taxes)                     $122,934,316       $ 17,074,502       $ 90,950,591       $ 25,498,996        $  26,822,980

Working capital                      $  8,539,383       $   (586,841)      $  2,760,837       $    (71,647)       $     128,813

Total assets                         $102,351,331       $ 41,759,903       $ 46,456,437       $ 43,264,070        $  46,564,782

Total liabilities                    $ 56,851,187       $ 15,446,370       $ 15,288,069       $ 17,463,967        $  20,839,642

Long-term debt, less
   current maturities                $ 45,604,167       $  9,600,000       $ 11,624,000       $ 12,300,000        $  18,035,889

Total stockholders' equity           $ 45,500,144       $ 26,313,533       $ 31,168,368       $ 25,800,103        $  25,725,140



(1) Results include a $31,044,452 gain attributable to equity in income of First Permian, L.P. See Note 16 to the Financial Statements. Results also include noncash charges of $717,034 on the sale of Energen stock, $508,721 for the change in fair value of derivatives and $439,574 for the change in fair market value of our crude oil swaps.

(2) Results include noncash charges of $2,177, 128 in the fiscal quarter ended September 30, 2001 and $14,642,685 in the fourth quarter ended December 31, 2001, in each case related to the impairment of oil and gas properties incurred in 2001 and primarily a result of a decrease in year-end reserves and lower oil and gas prices.

(3) Results include a non-cash charge of $1,705,000 related to the impairment of oil and gas properties incurred in the fourth quarter of 1999, primarily a result of a decrease in year-end reserves.

(4) Results include a non-cash charge of $14,757,028 related to the impairment of oil and gas properties incurred in the fourth quarter of 1998, primarily a result of low oil and gas prices at year-end.


--------------------------------------------------------------------------------

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


         The following discussion is intended to assist you in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2002. You should read the following discussion and analysis in conjunction with our financial statements and the related notes.

         The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see "Cautionary Statement Regarding Forward-Looking Statements" on page (ii).


General

         Since 1992, our primary focus has been exploratory drilling using 3-D seismic technology. However, we described on page 3 of this report, we revised our business plan last year. Generally, our revised business plan places less emphasis on high risk exploration efforts. We now emphasize reducing drilling risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for exploitation, enhancement and development drilling opportunities. Obtaining positions in long-lived oil and gas reserves is given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. Our risk reduction efforts also include emphasizing acquisition possibilities over high risk exploration projects. Although we anticipate participating in exploratory drilling activities in the future, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are important criteria in the execution of our business plan.

         In summary, our current business plan:

          .    focuses on projects having less geological risk;

          . entails less exploratory activity in the down dip Wilcox trend of our south Texas properties;

          .    emphasizes exploitation and enhancement activities;

          .    focuses on acquiring producing properties; and

          . expands the scope of operations by diversifying our exploratory and development efforts, both in and outside of our current areas of operation.

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

         Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

          .    cash flow from operations,

          .    sales of our equity securities, and

          .    bank borrowings.

         Depletion per EBO in 2002 was $10.52 versus $9.13 in 2001 and $8.18 in 2000. The increase per EBO in 2002 was a result of an increase of approximately $4.0 million in the net oil and gas properties depletable base.

         Our oil and gas producing activities are accounted for using the full cost method of accounting. Under this accounting method, we capitalize all costs incurred in connection with the acquisition of oil and gas properties and the exploration for and development of oil and gas reserves. See Note 1 to the Financial Statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling productive and non-productive wells, and overhead expenses directly related to land acquisition and exploration and development activities. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless a disposition involves a material change in reserves, in which case the gain or loss is recognized.

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











             [The remainder of this page intentionally left blank.]

         Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three years ended December 31, 2002.


                                                                            Year Ended December 31,
                                                     ---------------------------------------------------------
                                                         2002                  2001(1)                 2000
                                                     -----------             ---------              ----------


Production and Prices:
     Oil (Bbls)                                        130,810                138,243                 165,137
     Natural Gas (Mcf)                               2,669,983              3,266,350               2,821,815
     EBO (Bbls)                                        575,807                682,635                 635,440
     Oil Price (per Bbl)                            $    24.59             $    24.80              $    28.88
     Gas Price (per Mcf)                            $     3.33             $     4.41              $     4.38
     Ratio of oil price to gas price                    7.38/1                 5.62/1                  6.59/1
     Increase (decrease) in production
       volumes over prior year                             (16)%                    7%                      3%
Results of Operations per EBO:
     Oil and gas revenues                           $    21.03             $    26.13              $    26.96
     Costs and expenses:
         Production costs                                 5.00                   5.74                    4.88
         General and administrative                       3.74                   1.97                    1.88
         Depreciation, depletion and amortization        10.80                   9.26                    8.25
         Impairment of oil and gas properties                -                  24.64                       -
                                                   ------------            -----------             -----------

                Total Costs and Expenses           $     19.54             $    41.61              $    15.01
                                                   ------------            -----------             -----------

     Operating income (loss)                       $      1.49             $   (15.48)             $    11.95

     Equity interest in earnings (loss)
        of First Permian, L.P.                           53.91                   1.23                   (0.79)
     Incentive Awards                                    (2.40)                     -                       -
     Loss on marketable securities                       (1.25)                     -                       -
     Change in fair value of derivatives                 (1.64)                     -                       -
     Interest and other income                             .16                    .35                     .55
     Dividend income                                       .64                      -                       -
     Interest expense                                    (1.04)                 (1.17)                  (2.11)
     Other expense                                        (.58)                  (.79)                   (.01)
                                                   ------------            -----------             -----------

         Pretax income (loss) per EBO              $     49.29             $   (15.86)             $     9.59
                                                   ============            ===========             ===========



(1) Results include noncash charges of $2,177,128 and $14,642,685 during the third and fourth quarters, respectively, related to the impairment of oil and gas properties incurred in 2001, primarily a result of a decrease in year-end reserves and lower oil and gas prices.

         The following table shows the percentage of total revenues represented by each item reflected on our statements of income (loss) for the periods indicated.

                                                                         Year Ended December 31,
                                                                   -------------------------------------------
                                                                      2002           2001(1)            2000
                                                                   ---------       ---------        ----------
      Oil and gas revenues                                           100.0%          100.0%           100.0%
      Costs and expenses:
        Production costs                                              23.8            21.9             18.1
        General and administrative                                    17.8             7.5              6.9
        Depreciation, depletion and amortization                      51.4            35.4             30.6
        Impairment of oil and gas properties                             -            94.3                -
                                                                    ------          ------            -----
          Total costs and expenses                                    93.0           159.1             55.6
                                                                    ------          ------            -----
     Operating income (loss)                                           7.0           (59.1)            44.4
                                                                    ------          ------            -----

     Interest and other income                                          .7             1.3              2.0
     Dividend income                                                   3.1               -                -
     Interest expense                                                 (5.0)           (4.5)            (7.8)
     Other expense                                                    (2.7)           (2.9)               -
                                                                    ------          ------            -----
           Total                                                      (3.9)           (6.1)            (5.8)
                                                                    ------          ------            -----

    Equity in earnings (loss)
      of First Permian, L.P.                                         256.4             4.7             (2.9)
    Incentive awards                                                 (11.4)              -                -
    Loss on marketable securities                                     (5.9)              -                -
    Change in fair value of derivatives                               (7.8)              -                -
                                                                    ------          ------            -----

           Total                                                     231.3             4.7             (2.9)
                                                                    ------          ------            -----

           Pretax income (loss)                                      234.4           (60.5)            35.7
    Income tax (expense) benefit                                     (80.0)           34.3             (0.8)
                                                                    ------          ------            -----
           Net income (loss)                                         154.4%          (26.2)%           34.9%
                                                                    ======          ======            =====


---------------

(1) Results include noncash charges of $2,177,128 in the fiscal quarter ended September 30, 2001 and $14,642,685 in the fourth quarter ended December 31, 2001, in each case related to the impairment of oil and gas properties incurred in 2001 and primarily a result of a decrease in year-end reserves and lower oil and gas prices.

Critical Accounting Policies and Practices

         Full Cost. We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Costs of non-producing properties, wells in process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. At the end of each quarter, the net capitalized costs of our oil and natural gas properties is limited to the lower of unamortized cost or a ceiling.

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

         The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost ceiling writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of depreciation, depletion and amortization.

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

         SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. We adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. As of December 31, 2002, we utilized mark to market accounting for derivatives and the changes in fair value are recognized currently in earnings with a respective offset in the balance sheet.

         Impairment of Assets. Under the full cost accounting rules, the capitalized costs of oil and gas properties may not exceed a "ceiling limit", which is based on the present value of estimated future net revenues, net of income tax effects, from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the net capitalized costs of our oil and gas properties exceed the ceiling, we are subject to a ceiling test write-down to the extent of the excess. A ceiling test write-down is a non-cash charge to earnings. It reduces earnings and impacts stockholders' equity in the period of occurrence and results in lower depreciation, depletion and amortization expense in future periods.

         The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices decline. If commodity prices deteriorate, it is possible that we could incur an impairment in 2002.

         Deferred Tax Asset. The deferred tax asset represents future tax deductions, tax credits and carryforwards that are expected to be realized by reducing future income tax expense. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Our estimate of future taxable income is impacted by the historical volatility in crude oil and gas prices, the uncertainty of future commodity prices, and our history of generating net losses. In 2000, we were unable to conclude that it was more likely than not that we would be able to utilize all the available carryforwards prior to their ultimate expiration. In 2001, the valuation allowance was reversed since we expected to be able to utilize the carryforwards prior to their expiration due to the expected sale of First Permian's properties, which occurred in April, 2002. There were no remaining net deferred tax assets at December 31, 2002.


Years Ended December 31, 2002 and December 31, 2001

         Oil and Gas Revenues. Our total oil and gas revenues for 2002 were $12,106,568, a decrease of $5,733,456, or approximately 32%, from $17,840,024 for 2001. The decrease in revenues for 2002, compared to 2001, is related to a 20% decline in the average price we received for our oil and natural gas production volumes, and a 16% decline in oil and natural gas production volumes on an EBO basis.

         Production. On an equivalent barrel basis, 2002 production totaled 575,807 EBO compared with 682,635 EBO in 2001, a 16% decrease, mainly resulting from an 18% decrease in natural gas production. The decrease in natural gas production was primarily due to production declines, which was partially offset by our drilling activities in 2002.

         Production Costs. The decrease in production costs for 2002, compared with 2001, was primarily the result of decreased production volumes and, to a lesser extent, reduction in ad valorem taxes and other direct operating expenses. Production costs decreased $1,043,470 or 27%, to $2,877,370 for the twelve months ended December 31, 2002, from $3,920,840 for the same period of 2001.

         General and Administrative Costs. Overall general and administrative expenses increased $806,455 or 60% to $2,152,909 for the year ended December 31, 2002. General and administrative expenses for the same period of 2001 were $1,346,454. The increase in general and administrative expenses was primarily due to increased public reporting costs, increased costs associated with our new office and increased staffing needs associated with our new business plan. We capitalized $1,467,647 of general and administrative expenses. Depreciation Depletion and Amortization Expense. Depreciation, depletion and amortization expenses for 2002 were slightly lower at $6,220,179, as compared to $6,318,105 Depreciation Depletion and Amortization Expense. Depreciation, depletion and amortization expenses for 2002 were slightly lower at $6,220,179, as compared to $6,318,105 in 2001. The decline was attributable to an increase in reserves as of December 31, 2002, which was partially offset by an increase in net depletable property basis.

         Impairment of Oil and Gas Properties. We recognized a noncash impairment charge of $2,177,128 in the third quarter of 2001, and a noncash impairment change of $14,642, 685 in the fourth quarter of 2001, in each case related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of the effect of significantly lower oil and natural gas prices on both proved and unproved oil and gas properties. We did not recognize an impairment in 2002.

         Equity in Income of First Permian, L.P. As discussed in Note 16 to the Financial Statements, First Permian, L.P. sold all of its oil and gas properties on April 8, 2002. As the owner of a 30.675% interest in First Permian, we received our prorata share of the net sales proceeds, or $5.5 million in cash and 933,589 shares of common stock of Energen Corporation. Our pro rata share of the net income and distributions for 2002 was $31,044,452.

         First Permian Incentive Awards. The Incentive Awards reflect bonus payments made to certain officers and employees in 2002 as a result of First Permian's sale of all of its assets. Additional information about these awards can be found under the caption "Incentive Award Agreements" on page 69 of this report.

         Loss on Marketable Securities. We recognized a loss in marketable securities in the amount of $717,034, which resulted from our sales of 933,589 shares of Energen common stock during 2002. This loss represents the difference in Energen's stock price of $27.40 per share at the time of the First Permian sale and our realized net price of approximately $26.63 per share.

         Change in Fair Value of Put Options. We also recognized a loss of $508,721 which represents the decrease in fair value of our natural gas puts for the period ended December 31, 2002. See Note 9 to the Financial Statements.

         Change In Fair Value of Crude Oil Swap. A loss of $439,574 was recognized in connection with marking to market our crude oil swaps that were implemented on November 27, 2002 in association with our purchase of the Fullerton properties. See Note 9 to the Financial Statements.

         Dividend Income. Dividend income during 2002 was $371,040 associated with our investment in and ownership of Energen common stock.

         Net Interest Expense. Net Interest expense decreased $100,440 or 15% to $558,629 for the year ended December 31, 2002, from $659,069 for the same period of 2001. This decrease was principally a result of a decrease in average borrowings with the sale of the Energen stock and lower interest rates.

         Income Tax Benefit (Expense). For the period ended December 31, 2002, we recorded federal and state income tax expense of $8,751,333 and $931,709, respectively. See Note 5 to the Financial Statements.

         Net Income (Loss) and Cash Flow From Operations. Our income, before preferred stock dividends, was $18,701,448 for the year ended December 31, 2002, compared with a loss of $4,707,575 for the year ended December 31, 2002. In 2002, income of $29,662,681 resulted entirely from the sale of First Permian's oil and gas properties, net of incentive awards attributable to First Permian's sale of its assets. Other items affecting net income included:

          . a 32% decrease in oil and gas revenues related to a decline in volumes and average price received;

          . decreased production costs of approximately 27% primarily related to decreased production volumes and, to a lesser extent, reductions in ad valorem taxes and other direct operating expenses,

          . increased general and administrative expenses of 60%, increased public reporting costs, increased costs associated with our new office and increased staffing needs associated with our new business plan; and

          . non-cash charges associated with the sale of Energen stock, fair market value of our put options and mark to market of the crude oil swaps.

         Cash flow from operations for 2002 declined approximately $11,856,056 or 89% to $1,526,897 compared with $13,407,316 for the year ended December 31, 2001. The decline is primarily due to declines in oil and gas volumes and prices, an increase in current assets over current liabilities and an increase in staffing needs associated with our new business plan.


Years Ended December 31, 2001 and December 31, 2000

         Oil and Gas Revenues. Parallel's total oil and gas revenues for 2001 were $17,840,024, an increase of $705,522, or approximately 4%, from $17,134,502 for 2000. The increase in revenues for 2001, compared to 2000, is related to a 3% decline in the average prices we received for our oil and natural gas production volumes, and to a 7% increase in production volumes.

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

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expenses for 2001 increased $1,078,900, or 21% to $6,318,105 from $5,239,205 for 2000. As a percentage of revenues, DD&A increased to 35% compared to 31% in 2000. The DD&A rate per EBO increased to $9.26 for the year ended December 31, 2001 from $8.25 for the same period of 2000. The increase in the DD&A rate per EBO is attributable to an increase in net depletable property basis and a decrease in reserves as of December 31, 2001.

         Impairment of Oil and Gas Properties. During the third and fourth quarters of 2001, we recognized a noncash impairment charge of $2,177,128 and $14,642,685, respectively,
                                      -43-
related to our oil and gas reserves and unproved properties. The impairment of oil and gas assets was primarily the result of the effect of significantly lower oil and natural gas prices on both proved and unproved oil and gas properties. We did not recognize an impairment in 2000.

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

         Income Tax Benefit (Expense). A valuation allowance is proved when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2000, we established a valuation allowance against deferred tax assets of $2,062,954. This was due to the historical volatility in crude oil and gas prices, the uncertainty of future commodity prices, and our history of generating net losses. Management was unable to conclude that it was more likely than not that we would be able to utilize all the available carryforwards prior to their ultimate expiration. In 2001 the valuation allowance was reversed as we expected to be able to utilize the available carryforwards prior to their expiration due to the impending sale of First Permian's properties. We recognized a tax expense in 2000 of $130,000 related to alternative minimum tax.

         Our effective tax rate for 2001 was approximately 56% versus 2.1% in 2000 due to the deferred tax asset valuation allowance provided in 2000. You should read Note 5 to the Financial Statements, for further discussion of our income tax provisions and benefits.

         Net Income (Loss) and Cash Flow From Operations. Our net loss, before preferred stock dividends, was $4,707,575 for the year ended December 31, 2001, compared with net income of $5,977,328 for the year ended December 31, 2000. The 2001 loss was primarily caused by a third and fourth quarter 2001 noncash impairment charge to oil and gas properties totaling $16,819,813, the result of slightly lower oil and gas prices at year-end 2001. Other factors contributing to the loss included:

          . a 21% increase in depreciation, depletion and amortization expenses, again a result of the low commodity price environment and an impairment charge to unproved properties, which increased the full cost pool;

          . a 41% decrease in net interest expense due to decreased bank borrowings;

          . a 3 % decrease in the average price we received for our production; and

          .    a 7% increase in production volumes.

Cash flow from operations for 2001 increased approximately $2,689,077 or 25%, to $13,382,953 compared with $10,693,876 for the year ended December 31, 2000. The increase is primarily due to a $2,695,549 decrease in accounts receivable offset by a $726,688 decrease in accounts payable and accrued liabilities.

Capital Resources and Liquidity

         Our level of earnings and cash flows depend on many factors, including the prices of oil and natural gas. Typically, our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. However, these resources were supplemented last year with our share of proceeds from the sale of First Permian's properties. Excluding the First Permian sale, our primary sources of cash during 2002 were funds generated from operations and bank borrowings. Funds from these two sources were used primarily for exploration and development expenditures, dividend payments on our preferred stock and the repayment of borrowings under our revolving credit facility. The additional capital resources available to us as a result of the First Permian sale were used to repay part of our bank debt, which created additional borrowing capacity under our revolving credit facility. We used this additional borrowing capacity in December, 2002 when we borrowed $45.1 million which was used in partial payment of the purchase price of the Fullerton properties.

         During 2002, we spent approximately $60,938,000 on exploration and development, seismic data processing and acquisitions. Long-term debt, excluding current maturities, increased by $36,004,167 to $45,604,167. At December 31, 2002, Parallel had $11,811,704 in cash, which included part of the proceeds from sales of our shares of Energen stock, and total assets of $102,351,331. We had no availability for additional borrowings under our revolving credit facility at December 31, 2002.

         Bank Borrowings

         On December 20, 2002, Parallel and its subsidiary, Parallel, L.P., entered into a First Amended and Restated Credit Agreement with First American Bank, SSB, Western National Bank and BNP Paribas. We entered into the credit agreement for the purposes of refinancing the outstanding indebtedness under our prior credit agreement with First American Bank, and establishing a larger credit facility to provide additional funds for the purchase of the Fullerton properties. Before we closed the loan transaction, $ 8,150,000, bearing interest at 4.75%, was outstanding under our prior credit facility. On December 20, 2002, when we entered into our amended and restated credit agreement and closed the purchase of the Fullerton properties, the initial borrowing base was established by the banks at $50.0 million, based on the loan value attributed by the banks to our oil and gas properties and shares of Energen stock. Our total borrowings after purchasing the Fullerton properties were $49.75 million.

         The credit facility provides for revolving loans. This means that we can borrow, repay and reborrow funds drawn under the credit facility. However, the aggregate amount that we can borrow and have outstanding at any one time is subject to a borrowing base and a monthly commitment reduction. Generally, we can borrow only up to the borrowing base in effect from time to time. The monthly commitment reduction commences on August 31, 2003 and continues with a like reduction on the last day of each following month. The amount of the monthly commitment reduction is determined by dividing (a) the borrowing base on the day immediately preceding the date of each monthly commitment reduction by
(b) the number of months remaining prior to July 1, 2008. The borrowing base and the monthly commitment reduction amount will be redetermined by the banks on or about April 30 and October 31 of each year or at other times requested by Parallel. At March 7, 2003, the borrowing base had been reduced to $43 million as a result of all of our shares of Energen stock having been sold. If, as a result of the banks' redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we must either provide additional collateral to the banks or prepay the principal of the note in an amount equal to the excess. If the outstanding principal amount of our loan exceeds the borrowing base as a result of the monthly commitment reduction, we must immediately repay to the bank an amount equal to the difference between the outstanding principal balance of the loan and the borrowing base. We do not have the option to pledge additional collateral in this circumstance. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

         The principal amount outstanding under the revolving credit facility bears interest at First American Bank's base rate or the libor rate, at our election. Generally, First American Bank's base rate is equal to the prime rate published in the Wall Street Journal, but not less than 4.50%. The libor rate is generally equal to the sum of (a) the rate designated as "British Bankers Association Interest Settlement Rates" and offered on one, two, three or six month interest periods for deposits of $1,000,000, and (b) a margin ranging from 2.25% to 2.75%, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%. If the principal amount outstanding is equal to or greater than 75% of the borrowing base established by the banks, the margin is 2.75%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.25%.

         In the case of base rate loans, interest is payable on the last day of each month. In the case of libor loans, interest is payable on the last day of each applicable interest period.

         If the total outstanding borrowings under the facility are less than the borrowing base, an unused commitment fee is required to be paid to the bank lenders. The amount of the fee is .25% of the daily average of the unadvanced amount of the borrowing base. The fee is payable quarterly, commencing on March 31, 2003.

         All outstanding principal under the revolving credit facility is due and payable on December 20, 2006. The loan is secured by substantially all of our oil and gas properties, including the properties Parallel, L.P. acquired from JMC Exploration, Inc. and Arkoma Star, L.L.C. in December, 2002. Parallel, L.L.C., a subsidiary of Parallel Petroleum Corporation, guaranteed payment of the loans.

         We are highly dependent on bank borrowings to fund our exploration and drilling activities. Our borrowing base is generally equivalent to the loan value of our producing oil and gas properties as determined by the bank in its sole discretion. If our borrowing base declines significantly, our liquidity would be suddenly and materially limited.

         If the borrowing base is increased, we are required to pay a fee of ..25% on the amount of any increase in the borrowing base.

         Our obligations to the bank are secured by substantially all of our oil and gas properties. Our bank borrowings have been incurred to finance our property acquisition, 3-D seismic surveys, enhancement and drilling activities.

         In addition to customary affirmative covenants, the credit agreement contains various restrictive covenants and compliance requirements, including:

          .    maintaining certain financial ratios;

          .    limitations on incurring additional indebtedness;

          .    prohibiting the payment of dividends on our common stock;

          .    limitations on the disposition of assets; and

          . prohibiting liens (other than in favor of the lenders) to exist on any of our properties.

         If we have borrowing capacity under our credit agreement, we intend to borrow, repay and reborrow under the revolving credit facility from time to time as necessary, subject to borrowing base limitations, to fund:

          .    interpretation and processing of 3-D seismic survey data;

          .    lease acquisitions;

          . drilling activities on properties in our Cook Mountain project in Liberty County, Texas, and in the Yegua/Frio/Wilcox gas trend of south Texas;

          . developmental drilling on our Permian Basin properties, when economically feasible;

          .    other drilling expenditures and acquisition opportunities; and

          .    general corporate purposes.

         At December 31, 2002 we had 974,500 shares of 6% convertible preferred stock outstanding. The preferred stock:

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

Commodity Price Risk Management Transactions

         Certain of our commodity price risk management arrangements have required us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations with respect to our commodity price risk management transactions exceed certain levels.

         With the primary objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, we have entered into price risk management transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. We engage in transactions such as swaps and collars which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the results of any given accounting period. We have entered into price risk management transactions with respect to a substantial portion of our estimated production for the remainder of 2003 through 2006. We continue to evaluate whether to enter into additional price risk management transactions for 2003 and future years. In addition, we may determine from time to time to unwind our then existing price management positions as part of our price risk management strategy.


         Future Capital Requirements

         Our capital expenditure budget for 2003 is approximately $12 million and is highly dependent on future oil and gas prices and the availability of funding. These expenditures will be governed by the following factors:

          .    internally generated cash flows;

          .    availability of borrowing under our revolving credit facility;

          .    additional sources of financing; and

          .    future drilling successes.

         In 2003, we intend to drill lower risk natural gas prospects that could have a meaningful effect on our reserve base and cash flows. In selected cases, we may elect to reduce our interest in higher risk, higher impact projects. We may also sell certain non-core producing properties to raise funds for capital expenditures.

         The following table is a summary of significant contractual cash obligations:

                                                                        Obligation Due in Period
                                              -------------------------------------------------------------------------
   Contractual Cash Obligations                2003       2004       2005       2006       2007       2008       Total
 ----------------------------------           ------     ------     ------    ------      ------     ------     -------
                                                                              (000's)
Revolving Credit Facility (secured)           $4,146     $9,950     $9,950    $9,950      $9,950     $5,804     $49,750

Office Lease (formerly occupied)              $   54     $   22     $    -    $    -      $    -     $    -     $    76

Office Lease (presently occupied)             $  102     $  102     $  102    $   68      $    -     $    -     $   374


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

          .    our proved reserves;

          .    the volumes of oil and gas we produce from existing wells;

          .    the prices at which we sell oil and gas; and

          .    our ability to acquire, locate and produce new reserves.

         Each of these variables materially affects our borrowing capacity. We may from time to time seek additional financing in the form of:

          .    increased bank borrowings; o sales of Parallel's securities;

          .    sales of non-core properties; or o other forms of financing.

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

         During 2002, the average sales price we received for our oil production was approximately $24.59 per Bbl, as compared with $24.80 in 2001, while the average sales price for our gas was approximately $3.33 per Mcf in 2002, as compared with $4.41 per Mcf in 2001. At March 1, 2003, we were receiving an average of $33.20 per Bbl for our oil production and $8.05 per Mcf for our gas production, excluding our hedging activities.

Inflation

         Inflation has not had a significant impact on our financial condition or results of operations. We do not believe that inflation poses a material risk to our business.


Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) has issued Statement No. 143, "Accounting for Asset Retirement Obligations", which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

         We used an expected cash flow approach to estimate our asset retirement obligation under SFAS No. 143. Upon adoption on January 1, 2003, we recorded a retirement obligation of $1,322,636, an increase in property cost of $835,291, a reduction of accumulated depreciation, depletion and amortization of $394,230 and a cumulative effect of accounting change loss, net of tax, of $61,456. As a result of adoption of SFAS No. 143, we estimated that in 2003 accretion of discount expense will be approximately $140,502, and depreciation, depletion and amortization expense will decrease approximately $184,858.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Most significantly, this statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they met the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to our financial statements as there has been no early extinguishment of debt which meets the criteria for an extraordinary item.

         In July 2002, the FASB issued Statement No., 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We expect no impact on our financial statements since we do not anticipate exiting or disposing of any of our activities.

         Statement No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is required to be adopted for fiscal years ending after December 15, 2002.

         We account for stock-based compensation in accordance with APB Opinion No. 25 and do not currently plan to expense stock option awards pursuant to SFAS
123. We have implemented the disclosure requirements of SFAS No. 145. See Notes 1 and 4 to the Financial Statements.

         FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Gurantees, Including Indirect Guarantees of Indebtedness of Others", requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. Initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosures about guarantees in financial statements for interim or annual periods ending after December 15, 2002.

         FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51", requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without financial support from other parties. We do not expect the adoption of FIN No. 46 to have a material impact on our consolidated financial statements.


Effects of Derivative Instruments

         We use various derivative instruments to mitigate the volatility of commodity prices. As of December 3, 2002, we entered into a 33 month oil swap contract. Under the terms of the oil swap, we will receive certain fixed prices averaging $23.37 per Bbl for approximately 75% of our estimated oil production after the Fullerton acquisition. Subsequent to December 31, 2002, we entered into various additional oil and gas hedge contracts. See Note 9 to the Financial Statements.

         As of January 10, 2003 we entered into a 45 month LIBOR fixed interest rate swap contract. We will receive fixed 90-day LIBOR interest rates for the 45-month period beginning March 31, 2003 through December 20, 2006. You can find more information about our interest rate swap, including notional amounts, in the table appearing on page 53 of this report. As of December 31, 2002, our derivative instruments were recorded using mark to market accounting, whereby the instruments were recorded in the balance sheet as either an asset or liability measured at its fair market value. A corresponding income or expense is recorded in other income (expense) in the Statement of Income (loss).

         Effective January 1, 2003, we have elected to apply hedge accounting to the derivative instruments. For derivatives qualifying as hedges, the changes in fair market value are recognized in stockholders' equity as other comprehensive income (loss) and then reclassified to earnings when the transaction is settled.

         We are exposed to credit risk in the event of nonperformance by the counterparty in its derivative instruments. However, we try to assess "the creditworthiness of the counterparty to mitigate this credit risk.

--------------------------------------------------------------------------------

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------


         The following quantitative and qualitative information is provided about derivative instruments to which Parallel was a party at December 31, 2002, and from which Parallel may incur future earnings, gains or losses from changes in market interest rates and commodity prices.

         Our derivative instruments at December 31, 2002 are recorded in the balance sheet as either an asset or liability measured at its fair market value. For the year ended December 31, 2002, we used mark-to-market accounting for our hedge contracts and changes in a derivative's fair value are recognized currently in earnings.


Interest Rate Sensitivity

         Our only financial instrument sensitive to changes in interest rates is our bank debt. Our annual interest costs in 2003 will fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in December, 2002. You should read
Note 3 to the Financial Statements for further discussion of our debt that is sensitive to interest rates.



                                             2003      2004      2005      2006      2007     2008       Total
                                           --------  --------  --------  --------  --------  --------  --------
                                                         (in 000's, except interest rates)

Variable rate debt:                        $4,146    $9,950    $9,950    $9,950    $9,950    $5,804    $49,750

Revolving Facility (secured)                 4.50%     4.50%     4.50%     4.50%     4.50%     4.50%         -
   Average interest rate



         At December 31, 2002, we had bank loans in the amount of $49.75 million outstanding at an average interest rate of 4.50%. Borrowings under our credit facility bear interest, at our election, at (i) the bank's base rate or (ii) the libor rate, plus libor margin, but in no event less than 4.50%. As a result, our annual interest cost in 2003 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2003, the impact on interest expense of a one-half of one percent change in the average interest rate above the 4.50% floor would be approximately $248,750. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

         In January, 2003, we entered into a 45-month libor fixed interest rate swap contract with BNP Paribas. We will receive fixed 90-day libor interest rates for the 45-month period beginning March 31, 2003 through December 20, 2006.

         Under our credit facility, we may elect an interest rate based upon the agent lender's base lending rate, or the libor rate, plus a margin ranging from 2.25% to 2.75% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%.

         A recap for the period of time, notional amounts, libor fixed interest rates, expected margin rates and expected fixed interest rates for the contract are as follows:

                                                                        Libor                 Expected             Expected
            Period of Time             Notional Amounts (1)    Fixed Interest Rates (2)   Margin Rates (3)   Fixed Interest Rates(4)
           ---------------            --------------------    ------------------------   ----------------    -----------------------

   Mar 31, 2003 thru Dec 31,2003            $35,000,000                 1.675%                 2.750%                4.425%

   Dec 31, 2003 thru Dec 31, 2004           $30,000,000                 2.660%                 2.500%                5.160%

   Dec 31, 2004 thru Dec 31, 2005           $20,000,000                 4.050%                 2.250%                6.300%

   Dec 31, 2005 thru Dec 20, 2006           $10,000,000                 4.050%                 2.250%                6.300%


 -----------------
(1)  Based on the anticipated principal reductions under our credit facility.
(2)  Parallel's swap contract with BNP Paribas.
(3)  Based on the anticipated borrowing base usage under our credit facility.
(4) Total of the libor fixed interest rate plus the expected margin rate under our credit facility.


Commodity Price Sensitivity

         Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a monthly low of $14.26 per barrel to a monthly high of $29.57 per barrel during 2002. Natural gas prices we received during 2002 ranged from a monthly low of $1.05 per Mcf to a monthly high of $4.94 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

Put Options

         Historically, we have not entered into hedging arrangements and have not had any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they may also limit the ability to benefit from favorable market price changes. In January, 2002, our Board determined that Parallel should hedge natural gas prices for approximately one-half of its natural gas production. After reviewing alternative strategies, we entered into commodity derivative contracts in the form of put options on natural gas. These put options create a sales price floor for part of our gasproduction. We believe put floors provide us with the advantage of no margin requirements, participating in the upside of potential increases in natural gas prices and establishing a minimum selling price at a fixed cost. However, put floors can also be expensive if markets do not change, and in most cases the protection of a floor will not be immediately realized at current levels. These derivatives are not held for trading purposes.

         The following table illustrates our put options, which we entered into in the first quarter of 2002.

                                                                                               Fair Value
                                                                    Floor                         at
     Period                         Commodity        Mcf Volume     Price   Cost of Floor   December 31, 2002
-----------------------------     ------------    ---------------   -----   --------------  ------------------
April 2002 thru October 2002       natural gas       1,470,000      $2.40     $ 391,105       $       -(1)

April 2003 thru October 2003       natural gas         700,000      $3.00       139,500       $    21,884
                                                                              ---------       ------------
                                                                              $ 530,605       $    21,884
--------------------------
(1)  Expired.


Costless Collar

         Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount the producer will receive for the oil or gas hedged. Calls are sold to offset or reduce the premium paid for buying the put. We did not have any collars in place during 2002. However, In January, 2003, we entered into a costless, seven-month Houston ship channel gas collar. Under terms of the gas collar, we will receive no less than $4.25 per MMBtu and no greater than $5.30 per MMBtu for approximately 30% of our estimated natural gas production for the seven-month period of April, 2003 through October, 2003. A majority of our natural gas production is sold based on Houston ship channel prices. A recap for the period of time, number of MMBtu's, and gas prices are as follows:

                                                          Houston Ship Channel
                                                               gas prices
                                                       -------------------------
                                    MMBtu of
        Period of Time             Natural Gas          Floor              Cap
    ------------------------       -----------         --------          ------
    April thru October 2003           642,000           $4.25             $5.30


Swaps

         Generally, swaps are an agreement to buy or sell a specified commodity for delivery in the future, but at an agreed fixed price. Swap transactions convert a floating price into a fixed price. For any particular swap transaction, the counterparty is required to make a payment to the hedge party if the reference price for any settlement period is less than the swap price for such hedge, and the hedge party is required to make a payment to the counterparty if the reference price for any settlement period is greater than the swap price for such hedge.

         In December, 2002, we entered into a 33-month Nymex oil swap contract with BNP Paribas in conjunction with our acquisition of the Fullerton properties. Under terms of the oil swap contract, we will receive certain fixed prices for approximately 75% of our estimated oil production for the 33-month period of April 2003 through December 31, 2005. A recap for the period of time, number of barrels and Nymex swap prices are as follows:


                                       Barrels of           Nymex Oil
         Period of Time                    Oil             Swap Prices
   ---------------------------         -----------         -----------

   April thru December 2003              275,000               $24.58

   January thru December 2004            329,000               $23.19

   January thru December 2005            292,000               $22.77


         In January and February, 2003, we entered into additional oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:


                                                          Barrels                                        Houston Ship
                                                           of            Nymex Oil       MMBtu of          Channel
                           Period of Time                 Oil           Swap Price      Natural Gas      Gas Swap Price
                          ---------------            ---------------    -----------    ------------      --------------
          February 1, 2003 thru March 31, 2003            88,500            $33.00              -                   -

          March 1, 2003 thru March 31, 2003                    -                 -        279,000              $ 5.45

          April 1, 2003 thru October 31, 2003                  -                 -        214,000              $ 4.87

          April 1, 2003 thru October 31, 2003                  -                 -        428,000              $ 4.83

          January 1, 2006 thru December 20, 2006         265,500             $23.04             -                   -



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

                                    PART III



--------------------------------------------------------------------------------

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------


  The Directors and executive officers of Parallel at March 1, 2003 are as follows:


                                    Director
            Name                       Age             Since             Position with Company
----------------------------         -------         --------- ---------------------------------------

Thomas R. Cambridge(1)                  67             1985     Chairman of the Board of Directors and Chief
                                                                Executive Officer

Larry C. Oldham(1)                      49             1979     Director, President and Treasurer

Dewayne E. Chitwood(2)                  66             2000     Director

Martin B. Oring(1)(2)(3)                57             2001     Director

Charles R. Pannill(2)(3)                77             1982     Director

Jeffrey G. Shrader(1)(2)(3)             52             2001     Director

Eric A. Bayley                          54                _     Vice President of Engineering and Production

John S. Rutherford                      43                _     Vice President of Land and Administration

Donald E. Tiffin                        45                _     Vice President of Business
                                                                Development

Steven D. Foster                        47                _     Chief Financial Officer


----------------------

(1)  Member of Hedge Committee
(2)  Member of Compensation Committee
(3)  Member of Audit Committee


         Mr. Cambridge is an independent petroleum geologist engaged in the exploration for, development and production of oil and gas. From 1970 until 1990, his activities were carried out primarily through Cambridge & Nail Partnership. Since 1990, Mr. Cambridge's oil and gas activities have been carried out through Cambridge Production, Inc. He received a Bachelors degree in geology from the University of Nebraska in 1958 and a Master of Science degree in geology from the University of Nebraska in 1960.

         Mr. Oldham is a founder of Parallel and has served as an officer and Director since its formation in 1979. Mr. Oldham became President of Parallel in October, 1994, and served as Executive Vice President before becoming President. Mr. Oldham received a Bachelor of Business Administration degree from West Texas State University in 1975.

         Mr. Chitwood is president, chief executive officer and a manager of Wes-Tex Holdings, LLC, the general partner of Wes-Tex Drilling Company, L.P., a partnership engaged in oil and gas exploration and production. During the five-year period preceding Mr. Chitwood's association with Wes-Tex in 1997, he was an owner and founder of CBS Insurance L.P., a general insurance agency.

         Mr. Oring is the owner of Wealth Preservation, LLC, a financial counseling firm founded by Mr. Oring in January, 2001. From 1998 to December, 2000, Mr. Oring was Managing Director Executive Services of Prudential Securities Incorporated, and from 1996 to 1998, Mr. Oring was Managing Director Capital Markets of Prudential Securities Incorporated. From 1989 to 1996, Mr. Oring was Manager of Capital Planning for The Chase Manhattan Corporation. At March 14, 2003, Mr. Oring was Chairman of the Audit Committee of the Board of Directors of Parallel.

         Mr. Pannill was employed by The Western Company of North America for over thirty years until his retirement in February, 1982. During his employment with The Western Company of North America, Mr. Pannill served in various capacities, including those of an executive officer and director. He received a Bachelor of Science degree in Geology from Texas A&M University in 1950.

         Mr. Shrader has been a shareholder in the law firm of Sprouse Shrader Smith, Amarillo, Texas, since January, 1993. He has also served as a director of Hastings Entertainment, Inc. since 1992. At March 14, 2003, Mr. Shrader was Chairman of the Compensation Committee of the Board of Directors of Parallel.

         Mr. Bayley has been Vice President of Engineering and Production of Parallel since July, 2001. From October, 1993 until July, 2001, Mr. Bayley was employed by Parallel as Manager of Engineering. From December, 1990 to October, 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to Parallel. Mr. Bayley graduated from Texas A&M University in 1978 with a Bachelor of Science degree in Petroleum Engineering. He graduated from the University of Texas of the Permian Basin in 1984 with a Master's of Business Administration degree.

         Mr. Rutherford has been Vice President of Land and Administration of Parallel since July, 2001. From October 1993 until July, 2001, Mr. Rutherford was employed as Manager of Land/Administration. From May, 1991 to October, 1993, Mr. Rutherford served as a consultant to Parallel, devoting substantially all of his time to Parallel's business. Mr. Rutherford graduated from Oral Roberts University in 1982 with a degree in Education, and in 1986 he graduated from Baylor University with a Master's degree in Business Administration.

         Mr. Tiffin has been Vice President of Business Development since June, 2002. From August, 1999 until May, 2002, Mr. Tiffin served as General Manager of First Permian, L.P. From July, 1993 to July, 1999, Mr. Tiffin was the Drilling and Production Manager in the Midland, Texas office of Fina Oil and Chemical Company. Mr. Tiffin graduated from the University of Oklahoma in 1979 with a Bachelor of Science degree in Petroleum Engineering.

         Mr. Foster has been the Chief Financial Officer of Parallel since June, 2002. From November, 2000 to May, 2002, Mr. Foster was the Controller and Assistant Secretary of First Permian, L.P. From September, 1997 to November 2000, he was employed by Pioneer Natural Resources, USA in the capacities of Director of Revenue Accounting and Manager of Joint Interest Accounting. Mr. Foster graduated from Texas Tech University in 1977 with a Bachelor of Business Administration degree in accounting. He is a certified public accountant.

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


Consulting Arrangements

         As part of our overall business strategy, we continually monitor our general and administrative expenses. Decisions regarding our general and administrative expenses are made within parameters we believe to be compatible with our size, the level of our activities and projected future activities. Our goal is to keep general and administrative expenses at acceptable levels, without impairing the quality of services and organizational structure necessary for conducting our business. In this regard, we retain outside advisors and consultants to provide technical and administrative support services in the operation of our business. From time to time, we grant consultants overriding royalty interests, working interests, or options to acquire working interests, in wells in which we own an interest. We believe these types of compensation arrangements enable us to attract, retain and provide additional incentives to qualified and experienced consultants.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires Parallel's directors and officers to file periodic reports with the SEC. These reports show the directors' and officers' ownership, and the changes in ownership, of Parallel's common stock and other equity securities. To our knowledge, all Section 16(a) filing requirements were complied with during 2002.

--------------------------------------------------------------------------------
  ITEM 11. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Summary of Annual Compensation

         The table below shows a summary of the types and amounts of compensation for the last three fiscal years paid to our chief executive officer and each of the four most highly compensated executive officers, based on salary and bonus for 2002.


                                                 Summary Compensation Table
                                                                                Long-Term Compensation
                                                                      ---------------------------------------
                                       Annual Compensation                    Awards                 Payouts
                            ----------------------------------------  ---------------------------   ---------

                                                           Other                                                    All
                                                           Annual      Restricted      Securities                  Other
                                                           Compen-       Stock         Underlying      LTIP        Compen-
     Name and                  Salary         Bonus        sation        Awards         Options/      Payouts      sation
Principal Position    Year      ($)          ($)(1)         ($)            ($)           SAR(#)          ($)         ($)
------------------    ----   ----------    ----------    ----------    -----------    ------------    --------    ---------
T. R. Cambridge       2002    $106,284     $158,888      $    450             0                0          0             0
   Chief Executive    2001    $ 91,362     $ 26,000      $    900             0          100,000          0             0
   Officer and        2000    $ 77,755     $  2,000      $    900             0                0          0             0
   Chairman of the
   Board

L. C. Oldham          2002    $187,316     $555,674      $ 17,850(2)          0                0          0       $11,113(3)
   President          2001    $170,392     $ 26,000      $ 17,922             0          200,000          0       $14,470
   and Director       2000    $161,000     $  2,000      $ 10,067             0                0          0       $12,230

E. A. Bayley          2002    $111,792     $172,178      $ 16,127(4)          0                0          0       $ 6,303(5)
   Vice President     2001    $ 96,155     $ 13,000      $ 15,705             0           50,000          0       $ 6,489

J. S. Rutherford      2002    $110,384     $410,352      $ 16,540(6)          0                0          0       $ 6,488(7)
   Vice President     2001    $103,411     $ 13,000      $ 15,028             0           50,000          0       $ 6,925

D.  E.  Tiffin        2002    $ 99,832     $ 47,421      $  8,257(8)          0           50,000          0       $ 5,990(9)
   Vice President


----------------------------------

(1) The bonuses paid to Messrs. Cambridge, Oldham, Bayley and Rutherford during 2002 include payments made to them under our Incentive Award Agreements as a result of the sale of First Permian's assets. Under these agreements, Mr. Cambridge received $132,480; Mr. Oldham - $529,266; Mr. Bayley - $158,770; and Mr. Rutherford - $396,944. Additional information about these agreements can be found under the caption "Incentive Award Agreements" on page 69 of this report. We paid Mr. Tiffin a signing and inducement bonus in the amount of $46,013 when he joined Parallel in June, 2002.

(2) These amounts include insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $17,647 for 2002; $16,366 for 2001; and $7,058 for 2000.

(3) For 2002, such amount includes $11,113 contributed by Parallel to Mr. Oldham's individual retirement account maintained under Parallel's 408(k) simplified employee pension plan/individual retirement account, and the reimbursement of $4,624 for income tax preparation and planning. For 2001, such amount includes $11,482 contributed by Parallel to Mr. Oldham's retirement account and the reimbursement to Mr. Oldham of $2,988 for income tax preparation and planning. For 2000, such amount includes $9,750 contributed by Parallel to Mr. Oldham's retirement account and the reimbursement to Mr. Oldham of $2,480 for income tax preparation and planning.

(4) This amount includes insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $15,150 for 2002; and $14,808 for 2001.

(5) This amount represents Parallel's contribution to Mr. Bayley's individual retirement account maintained under the 408(k) simplified employee pension plan/individual retirement account.

(6) This amount includes insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $14,221 for 2002; and $13,155 for 2001.

(7) This amount represents Parallel's contribution to Mr. Rutherford's individual retirement account maintained under the 408(k) simplified employee premium plan/individual retirement account. (8) This amount includes insurance premiums in the amount of $8,150 for nondiscriminatory group life, medical, disability and dental insurance.

(9) This amount represents Parallel's contribution to Mr. Tiffin's individual retirement account maintained under the 408(k) simplified employee premium plan/individual retirement account.


Stock Options

         Parallel uses stock options as part of the overall compensation of directors, officers and employees. Summary descriptions of our stock option plans are included in this report so you can review the types of options we have granted and the significant features of our stock options.

         In the following table, we show certain information with respect to the only stock option granted in 2002 to any of the executive officers named in the Summary Compensation Table.

                                      Option/Sar Grants in Last Fiscal Year

                                                  Individual Grants
                        --------------------------------------------------------------------
                                                                                              Potential Realizable
                                                                                                Value at Assumed
                         Number of       Percent of                                           Annual Rates of Stock
                         Securities     Total Options                                         Price Appreciation for
                         Underlying      Granted to       Exercise or                             Option Term(1)
                           Options      Employees in       Base Price         Expiration      ---------------------
   Name                 Granted (#)     Fiscal Year         ($/Sh)               Date           5%($)      10%($)
--------------          ------------   ---------------   -------------    ------------------  ---------  ----------
D.  E.  Tiffin            50,000(2)        34.48%             2.18         November 14, 2012   $ 68,549    $173,718


----------------

(1) These amounts are calculated based on the indicated annual rates of appreciation and annual compounding from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. There is no assurance that the amounts reflected in this table will be achieved.

(2) An incentive stock option to purchase 50,000 shares of common stock was granted to Mr. Tiffin on November 14, 2002 under Parallel's 1998 Stock Option Plan. The option is exercisable in two equal annual installments on November 14, 2003 and November 14, 2004.

         The following table shows certain information about stock options exercised in 2002 and the value of unexercised stock options held by the named executive officers at December 31, 2002.

                                     Aggregated Option/SAR Exercises in
                           Last Fiscal Year and Fiscal Year - End Option/SAR Values


                                                       Number of Securities                       Value of
                                                       Underlying Unexercised                   Unexercised
                                                          Options at Fiscal                 in-the-Money Options
                                                            Year-End (#)                 at Fiscal Year-End ($) (2)
                                                  ---------------------------------   ------------------------------
                       Shares         Value
                    Acquired on      Realized
 Name                Exercise        ($)(1)          Exercisable     Unexercisable     Exercisable    Unexercisable
 ---------       ---------------    -----------    --------------    -------------    ------------    -------------

T.R. Cambridge             -                -            400,000               -         $ 46,000(3)    $     -

L. C. Oldham               -                -            420,000         180,000         $ 92,700(4)    $     - (4)

E. A. Bayley               -                -            230,000          25,000         $ 37,080(5)    $     - (5)

J. S. Rutherford           -                -            133,750          25,000         $ 37,100(6)    $     - (6)

D. E. Tiffin               -                -                  -          50,000         $      -       $ 28,000



----------------------
(1) The value realized is equal to the fair market value of a share of common stock on the date of exercise, less the exercise price of the stock options exercised.

(2) The value of in-the-money options is equal to the fair market value of a share of common stock at fiscal year-end ($2.74 per share), based on the last sale price of Parallel's common stock, less the exercise price.

(3) At December 31, 2002, the exercise prices of exercisable options to purchase a total of 350,000 shares of common stock held by Mr. Cambridge exceeded $2.74, the fair market value of our common stock on that date.

(4) At December 31, 2002, the exercise prices of exercisable options to purchase a total of 320,000 shares of common stock held by Mr. Oldham exceeded $2.74, the fair market value of our common stock on that date. In addition, an unexercisable stcck option to purchase 180,000 shares of common stock was held by Mr. Oldham at fiscal year-end, which also had an exercise price greater than $2.74.

(5) At December 31, 2002, the exercise prices of exercisable options to purchase a total of 190,000 shares of common stock held by Mr. Bayley exceeded $2.74, the fair market value of our common stock on that date. In addition, an unexercisable stock option to purchase 25,000 shares of common stock was held by Mr. Bayley at fiscal year-end, which also had an exercise price greater than $2.74.

(6) At December 31, 2002, the exercise prices of exercisable options to purchase a total of 93,750 shares of common stock held by Mr. Rutherford exceeded $2.74, the fair market value of our common stock on that date. In addition, an unexercisable stock option to purchase 25,000 shares of common stock was held by Mr. Rutherford at fiscal year-end, which also had an exercise price greater than $2.74.


Change of Control Arrangements

         Stock Option Plans

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

         Change of Control Agreements

         In June, 2001, Parallel entered into Change of Control Agreements with Mr. Cambridge, Mr. Oldham, Mr. Bayley, Mr. Rutherford and four other employees. Unless extended, these agreements will expire by their own terms in June, 2003. These agreements provide that upon the occurrence of a Change of Control, each person will receive a single lump sum cash payment in an amount equal to one year's salary. The agreements also provide for continued participation in Parallel's medical, dental, disability and life insurance and retirement plans for a period of twelve months after a Change of Control. A Change of Control occurs when:

          . any person becomes the beneficial owner of Parallel's voting shares entitling that person to 20% or more of the voting power of Parallel;

          .    the stockholders of Parallel approve a transaction providing for
               (1) Parallel to be merged, consolidated or otherwise combined with another person, (2) the sale of all or substantially all the assets or stock of Parallel or (3) the liquidation or dissolution of Parallel; or

          . less than a majority of the members of the Board are continuing directors. A continuing director means a director of Parallel who either (1) was a director of Parallel on June 1, 2001, the date of the Change of Control Agreements or (2) is an individual whose appointment, election, or nomination for election, as a director of Parallel was approved by a vote of at least a majority of the directors of Parallel then still in office who were continuing directors (other than an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of Parallel).



Compensation of Directors

         Parallel's nonemployee Directors each receive $1,500 for attending meetings of the Board of Directors. Nonemployee Directors who are members of a Board committee also receive the following fees:

          . $750 per meeting for service on the Compensation Committee, with the Chairman of the Compensation Committee being entitled to receive an additional fee of $5,000 per year;

          . $750 per meeting for service on the Audit Committee, with the Chairman of the Audit Committee being entitled to receive an additional fee of $10,000 per year and each other Audit Committee member receiving $5,000 per year; and

          .    $750 per meeting for service on the Hedge Committee.

         Under these arrangements, during 2002, Mr. Pannill received $41,750; Mr. Chitwood - $29,250; Mr. Shrader - $41,750; and Mr. Oring - $46,750. All Directors are reimbursed for expenses incurred in connection with attending meetings.

         Directors who are not employees of Parallel are eligible to participate in Parallel's 1997 Nonemployee Directors Stock Option Plan and the 2001 Nonemployee Directors Stock Option Plan. On December 18, 2002, Messrs. Oring, Shrader, Pannill and Chitwood were each granted an option to purchase 50,000 shares of common stock under the 2001 Nonemployee Directors Stock Option Plan. All of the options have an exercise price of $2.80, the fair market value of the common stock on the grant date. The options become exercisable as to one-half of the shares on December 18, 2003 and the remaining one-half become exercisable on December 18, 2004. The options expire ten years from the grant date.

         Before expiring by its own terms on March 1, 2002, Parallel's 1992 Stock Option Plan provided for the grant of a one-time stock option to purchase 25,000 shares of common stock to each person who became a nonemployee director after March 1, 1992. The 1992 Stock Option Plan remains in effect only for purposes of outstanding options previously granted under the plan. No options under this plan were granted during 2002 to any nonemployee director and none are available for grant.


Stock Option Plans

         1992 Stock Option Plan. In May, 1992, our stockholders approved and adopted the 1992 Stock Option Plan. As described above, the 1992 Plan expired by its own terms on March 1, 2002, but remains effective for purposes of outstanding options. The 1992 Plan provided for granting to key employees, including officers and Directors who were also key employees of Parallel, and Directors who were not employees, options to purchase up to an aggregate of 750,000 shares of common stock. Options granted under the 1992 Plan to employees are either incentive stock options or options which do not constitute incentive stock options. Options granted to nonemployee Directors are not incentive stock options.

         The 1992 Plan is administered by the Board's Compensation Committee, none of whom were eligible to participate in the 1992 Plan, except to receive a one-time option to purchase 25,000 shares at the time he or she became a Director. The Compensation Committee selected the employees who were granted options and established the number of shares issuable under each option and other terms and conditions approved by the Compensation Committee. The purchase price of common stock issued under each option is the fair market value of the common stock at the time of grant.

         The 1992 Plan provideed for the granting of an option to purchase 25,000 shares of common stock to each individual who was a nonemployee Director of Parallel on March 1, 1992 and to each individual who became a nonemployee Director following March 1, 1992. Members of the Compensation Committee were not eligible to participate in the 1992 Plan other than to receive a nonqualified stock option to purchase 25,000 shares of common stock as described above.

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

         At March 1, 2002, 65,000 shares of common stock remained authorized for issuance under the 1992 Plan. However, the 1992 Plan prohibited the grant of options after March 1, 2002. Consequently, no additional options are available for grant under the 1992 Plan.

         At March 1, 2003, options to purchase a total of 508,750 shares of common stock were outstanding under the 1992 Plan.

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

         This Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has sole authority to select the nonemployee Directors who are to be granted options; to establish the number of shares which may be issued to nonemployee Directors under each option; and to prescribe the terms and conditions of the options in accordance with the plan. Under provisions of the plan, the option exercise price must be the fair market value of the stock subject to the option on the grant date. Options are not transferable other than by will or the laws of descent and distribution and are not exercisable after ten years from the date of grant.

         The purchase price of shares as to which an option is exercised must be paid in full at the time of exercise in cash, by delivering to Parallel shares of stock having a fair market value equal to the purchase price, or a combination of cash or stock, as established by the Compensation Committee.

         Options may not be granted under this plan after March 27, 2007. At March 1, 2003, options to purchase a total of 320,000 shares of common stock were outstanding under this plan.

         At March 1, 2003, options to purchase 142,500 shares of common stock were available for future grants under this plan.

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

         Options may not be granted under the 1998 Plan after March 11, 2008. At March 1, 2003, options to purchase a total of 810,000 shares of common stock were outstanding under this plan.

         At March 1, 2003, there were available for future grant under the 1998 Stock Option Plan options to purchase 40,000 shares of common stock.

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

         This Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has sole authority to select the nonemployee Directors who are to be granted options; to establish the number of shares which may be issued to nonemployee Directors under each option; and to prescribe such terms and conditions as the Committee prescribes from time to time in accordance with the plan. Under provisions of the plan, the option exercise price must be the fair market value of the stock subject to the option on the grant date. Options are not transferable other than by will or the laws of descent and distribution and are not exercisable after ten years from the date of grant.

         The purchase price of shares as to which an option is exercised must be paid in full at the time of exercise in cash, by delivering to Parallel shares of stock having a fair market value equal to the purchase price, or a combination of cash or stock, as established by the Compensation Committee.

         Options may not be granted under this plan after May 2, 2011. At March 1, 2003, options to purchase 400,000 shares of common stock were outstanding under this plan.

         At March 1, 2003, there were available for future grant under this plan options to purchase 100,000 shares of common stock.

         Employee Stock Option Plan. In June, 2001, our Board of Directors adopted the Parallel Petroleum Employee Stock Option Plan. This plan authorized the grant of options to purchase up to 200,000 shares of common stock, or less than 1.00% of our outstanding shares of common stock. Directors and officers are not eligible to receive options under this plan. Only employees are eligible to receive options. Stock options granted under this plan are not incentive stock options.

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

         At March 1, 2003, options to purchase 200,000 shares of common stock were outstanding under this plan.

         Other Option Grants. The Board of Directors granted a nonqualified stock option to Mr. Cambridge in October, 1993 under the general corporate powers of Parallel, without stockholder approval. Upon recommendation of the Board's Compensation Committee, the Board granted the option to Mr. Cambridge to purchase 100,000 shares of common stock at an exercise price of $3.9375 per share, the fair market value of the common stock on the grant date. The option is not transferable, except by will or the laws of descent and distribution. The option expires in October, 2003.

Retirement Plan

         Parallel maintains under Section 408(k) of the Internal Revenue Code a combination simplified employee pension and individual retirement account plan for eligible employees. Generally, eligible employees include all employees who are at least twenty-one years of age.

         Contributions to employee SEP accounts may be made at the discretion of Parallel, as authorized by the Compensation Committee of the Board of Directors. The percentage of contributions may vary from time to time. However, the same percentage contribution must be made for all participating employees. Parallel is not required to make annual contributions to the SEP accounts. Parallel may make tax-deductible contributions for each employee participant of up to 15% of a participant's compensation, or $30,000, whichever is less. Under the prototype simplified employee pension plan adopted by Parallel, all of the SEP contributions must be made to SEP/IRAs maintained with the sponsor of the plan, a national investment banking firm. All contributions to employees' accounts are immediately 100% vested and become the property of each employee at the time of contribution, including employer contributions, income-deferral contributions and IRA contributions. Generally, earnings on contributions to an employee's SEP/IRA account are not subject to federal income tax until withdrawn.

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

         Parallel presently makes matching contributions to employee accounts in an amount equal to the contribution made by each employee, not to exceed, however, 6% of each employee's salary during any calendar year. During 2002, Parallel contributed an aggregate of $56,467 to the accounts of 13 employee participants. Of this amount, $11,113 was allocated to Mr. Oldham's account; $6,303 was allocated to Mr. Bayley's account; $6,488 was allocated to Mr. Rutherford's account; $5,990 to Mr. Tiffin's account; and $3,710 to Mr. Foster's account.


Incentive Award Agreements

         Following meetings of Parallel's Board of Directors and its Compensation Committee in May and August, 2000, the Board of Directors at a meeting held in September, 2000 authorized Parallel to enter into Incentive Award Agreements with Mr. Cambridge, Mr. Oldham, Mr. Bayley, Mr. Rutherford and four other employees. These agreements, which were entered into in December, 2001, are intended to provide an incentive to the participants and to reward outstanding efforts and achievements by them when a material contribution to Parallel's success resulted from an Award Event. An Award Event generally meant an acquisition of First Permian, a sale of substantially all of First Permian's assets, or Parallel's sale or other disposition of its 30.675% ownership interest in First Permian. The agreements awarded Unit Equivalent Rights to the recipients. A Unit Equivalent Right was essentially equivalent to a Common Unit of common membership interest in First Permian. At March 1, 2002, First Permian had outstanding 1,140,992 Common Units and 1,350,000 Preferred Units. Parallel owned 350,000 Common Units of First Permian. The Unit Equivalent Rights entitled the recipient to a one-time cash bonus. Payment of the bonus was triggered by the occurrence of an Award Event. The amount of a bonus payment was defined as the difference between $30.00 per Common Unit and the price per Common Unit received by First Permian's holders of Common Units in a transaction constituting an Award Event, multiplied by the number of Unit Equivalent Rights granted to the recipient. To illustrate, assuming the holders of First Permian's Common Units received $100.00 per Common Unit from a sale of assets, a recipient of 1,000 Unit Equivalent Rights would be entitled to receive a cash payment equal to $70.00 ($100.00 minus $30.00) multiplied by 1,000, or $70,000.00. Under these Incentive Award

Agreements, 9,565 Unit Equivalent Rights were granted to Mr. Oldham; 2,394 were granted to Mr. Cambridge; 2,869 to Mr. Bayley; 7,173 to Mr. Rutherford; and a total of 2,500 Unit Equivalent Rights were granted to four other employees.

         The incentive award agreements also contemplated cash payments upon a Change of Control of Parallel, defined as:

          . any person becoming the owner of 20% or more of Parallel's voting securities;

          . less than a majority of the members of Parallel's Board of Directors continuing to serve as a Director; or

          . approval by Parallel's stockholders of a transaction providing for (1) Parallel to be merged, consolidated or otherwise combined with another person, (2) the sale of all or substantially all of the assets of Parallel, or (3) the liquidation or dissolution of Parallel.

         Upon the occurrence of a Change of Control, each holder of Unit Equivalent Rights would receive a cash payment in an amount equal to the number of Unit Equivalent Rights owned, multiplied by the Per Unit Change of Control Value. The Per Unit Change of Control Value was defined as the quotient of (a) the sum of (1) the remainder of (A) the discounted future net income of First Permian's total proved reserves using SEC requirements, minus (B) the sum of (i) all liabilities of First Permian as set forth in its balance sheet as of the most recent date preceding the Change of Control plus (ii) the liquidation amount of First Permian's outstanding Preferred Units (approximately $13,500,000 plus cumulated but unpaid cash dividends), (2) plus all current assets of First Permian as set forth in its balance sheet, divided by (b) the total number of First Permian's outstanding Common Units.

         In April, 2002, an Award Event occurred when First Permian sold all of its oil and gas properties, and the following cash bonuses were paid:


                      Name                                 Bonus Payment
          -------------------------------               -----------------
             Thomas R. Cambridge                         $  132,480

             Larry C. Oldham                             $  529,266

             Eric A. Bayley                              $  158,770

             John S. Rutherford                          $  396,944

             Four Other Employees                        $  138,348

         Because shares of Energen Corporation's common stock were a component of the total purchase price for First Permian's properties, the portion of the bonus payments attributable to the Energen stock was based upon the price at which we sold our shares of Energen stock.

         The Incentive Award Agreements automatically terminated upon payment of the bonuses.

--------------------------------------------------------------------------------

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

         This table shows information as of March 12, 2003 about the beneficial ownership of common stock by: (1) each person known by us to own beneficially more than five percent of our outstanding common stock; (2) the executive officers named in the Summary Compensation Table in this report; (3) each director of Parallel; and (4) all of Parallel's executive officers and directors as a group.


    Name and Address                        Amount and Nature              Percent
          of                                      of                         of
    Beneficial Owner                     Beneficial Ownership (1)         Class (2)
   ------------------                    ------------------------         ---------

   Thomas R. Cambridge                         1,157,045 (3)                5.37%
   2201 Civic Circle, Suite 216
   Amarillo, Texas  79109

   Dewayne E. Chitwood                         1,631,057 (4)                7.49%
   400 Pine St., Suite 700
   Abilene, Texas 79601

   Larry C. Oldham                               977,090 (5)                4.53%
   1004 N.  Big Spring, Suite 400
   Midland, Texas  79701

   Martin B. Oring                               165,666 (6)                   *
   706 Cinnamon Lane
   Franklin Lakes, New Jersey 07417

   Charles R. Pannill                            148,495 (7)                   *
   3416 Acorn Run
   Fort Worth, Texas  76019

   Jeffrey G. Shrader                             75,000 (8)                   *
   801 S. Filmore, Suite 600
   Amarillo, Texas 79105

   Eric A. Bayley                                249,490 (9)                1.17%
   1004 N.  Big Spring, Suite 400
   Midland, Texas 79701

   John S. Rutherford                            138,300 (10)                  *
   1004 N.  Big Spring, Suite 400
   Midland, Texas 79701


    Name and Address                        Amount and Nature              Percent
          of                                      of                         of
    Beneficial Owner                     Beneficial Ownership (1)         Class (2)
   ------------------                    ------------------------         ---------

   Donald E.  Tiffin                              10,415 (11)                  *
   1004 N.  Big Spring, Suite 400
   Midland, Texas 79701

   Wes-Tex Drilling Company, L.P.              1,246,773 (12)               5.81%
   519 First National Bank Building West
   Abilene, Texas 79601

   Julia Jones Matthews                        1,942,856 (13)               8.72%
   400 Pine, Suite 900
   Abilene, Texas 79601

   Dodge Jones Foundation                      1,371,428 (14)               6.20%
   400 Pine, Suite 900
   Abilene, Texas 79601

   All Executive Officers and Directors        4,578,558 (15)              19.61%
   as a Group (10 persons)



 ------------------
*    Less than one percent.

(1) Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers.

(2) Securities not outstanding, but included in the beneficial ownership of each such person, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Shares of common stock that may be acquired within sixty days upon exercise of outstanding stock options and warrants or upon conversion of preferred stock are deemed to be outstanding.

(3) Includes 757,045 shares of common stock held indirectly through Cambridge Collateral Services, Ltd., a limited partnership of which Mr. Cambridge and his wife are the general partners. Also included are 400,000 shares of common stock underlying presently exercisable stock options held by Mr. Cambridge.

(4) Includes 932,488 shares of common stock held directly by Wes-Tex Drilling Company, L.P., a limited partnership, and 314,285 shares of common stock that may be acquired by Wes-Tex Drilling Company, L.P. upon conversion of 110,000 shares of preferred stock. In his capacity as president, chief executive officer and a manager of Wes-Tex Holdings, LLC, the general partner of Wes-Tex Drilling Company, L.P., Mr. Chitwood may be deemed to have shared voting and investment powers with respect to such shares. See note 12 below. Also included are 20,000 shares of common stock held by the Estate of Myrle Greathouse (the "Estate"); 157,142 shares that may be acquired by the Greathouse Charitable Remainder Trust (the "Trust") upon conversion of 55,000 shares of preferred stock; and 157,142 shares of common stock that may be acquired by the Greathouse Foundation (the "Foundation") upon conversion of 55,000 shares of preferred stock. Mr. Chitwood is the executor (but not a beneficiary) of the Estate, the trustee (but not a beneficiary) of the Trust and the executive director and a director of the Foundation. In these capacities, Mr. Chitwood may also be deemed to have shared voting and investment powers with respect to the shares of common stock beneficially owned by the Estate, the Trust and the Foundation. However, Mr. Chitwood disclaims beneficial ownership of all shares of common stock held by Wes-Tex Drilling

     Company, L.P., the Estate, Trust and Foundation. Also included are 50,000 shares of common stock underlying presently exercisable stock options held by Mr. Chitwood.

(5) Includes 200,000 shares of common stock held indirectly through Oldham Properties, Ltd., a limited partnership of which Mr. Oldham is the general partner and he and his wife are the limited partners. Also included are 440,000 shares of common stock underlying presently exercisable stock options held by Mr. Oldham.

(6) Of the total number of shares shown, 24,000 shares are held directly by Mr. Oring's wife; 50,000 shares may be acquired by Mr. Oring upon exercise of stock options held by Mr. Oring; and 91,666 shares may be acquired upon exercise of a stock purchase warrant.

(7) Includes 110,000 shares of common stock underlying presently exercisable stock options. Also included are 1,300 shares held by Mr. Pannill as custodian for the benefit of two minor grandchildren and as to which Mr. Pannill disclaims beneficial ownership.

(8) Includes 50,000 shares of common stock underlying presently exercisable stock options.

(9) Includes 230,000 shares of common stock underlying presently exercisable stock options. A total of 6,790 shares of common stock are held indirectly by Mr. Bayley through individual retirement accounts and Parallel's 408(K) Plan.

(10) Includes 133,750 shares of common stock underlying presently exercisable stock options. Also included are 2550 shares held indirectly by Mr. Rutherford through his 408(k) Plan.

(11) Of the total number of shares shown 6,500 shares are held indirectly through Mr. Tiffin's individual retirement account.

(12) Includes 314,285 shares of common stock that may be acquired upon conversion of 110,000 shares of preferred stock. See note 4 above.

(13) Includes 400,000 shares of common stock owned directly by the Julia Jones Matthews Family Trust and 171,428 shares of common stock that may be acquired by the Trust upon conversion of 60,000 shares of preferred stock held directly by the Trust. By virtue of her position as the President and a Director of the Dodge Jones Foundation, Matthews has shared voting and investment powers with respect to, and may also be deemed to be the beneficial owner of, 971,428 shares of common stock that may be acquired by the Dodge Jones Foundation upon conversion of 340,000 shares of preferred stock held by it, and 400,000 shares of common stock that are owned directly by the Dodge Jones Foundation. Matthews disclaims beneficial ownership of all shares of common stock beneficially owned by the Dodge Jones Foundation. See note 14.

(14) Includes 971,428 shares that may be acquired upon conversion of 340,000 shares of preferred stock. The Dodge Jones Foundation has shared voting and investment powers with respect to such shares of common stock. See note 13.

(15) Includes 1,579,416 shares of common stock underlying stock options that are presently exercisable or that become exercisable within sixty days and 628,569 shares of common stock that may be acquired upon conversion of 220,000 shares of preferred stock.

--------------------------------------------------------------------------------

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------


         Mr. Chitwood , a director of Parallel, has been the Chief Executive Officer of Wes-Tex Drilling Company, L.P. since January 30, 2001. He was appointed to Parallel's Board on December 19, 2000 to fill a vacancy created by the death of a former director of Parallel. The former director was also the sole owner of Wes-Tex Drilling Company, L.P. before his death. From time to time, Wes-Tex Drilling Company, L.P. acquires undivided interests in oil and gas leasehold acreage from our company and participates with us and other interest owners in our drilling and development operations. Wes-Tex has participated in these operations under standard form operating agreements on the same or similar terms afforded by Parallel to nonaffiliated third parties. We invoice all working interest owners, including Wes-Tex, on a monthly basis, without interest, for their pro rata share of lease acquisition, drilling and operating expenses. During 2002, we billed Wes-Tex $27,170 for its proportionate share of lease operating expenses incurred on properties we operate. The largest amount owed to us by Wes-Tex at any one time during 2002 for its share of lease operating expenses was $6,949. At December 31, 2002, Wes-Tex owed us $1,600 for these expenses. During 2002, we disbursed $53,263 to Wes-Tex in payment of revenues attributable to Wes-Tex's pro rata share of the proceeds from sales of oil and gas produced from properties in which Wes-Tex and Parallel owned interests. Mr. Chitwood is not an owner of Wes-Tex and has no interest in these transactions other than in his capacity as an officer of Wes-Tex.

         During 2002, Cambridge Production, Inc., a corporation owned by Mr. Cambridge, served as operator of 2 wells on oil and gas leases in which we also owned an interest. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing production, employing field personnel, maintaining production and other records, determining the location and timing of drilling of wells, administering gas contracts, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 2002, Cambridge Production billed us $103,362 for our pro rata share of lease operating expenses and drilling and workover expenses. We paid $105,340 to Cambridge Production during 2002, which included amounts remaining unpaid and owed to Cambridge Production at the end of 2001. The largest amount we owed Cambridge Production at any one time during 2002 was $17,230. At December 31, 2002, no amounts were due to us from Cambridge Production. Our pro rata share of oil and gas sales during 2002 from the wells operated by Cambridge Production was $186,833. At December 31, 2002, we owed Cambridge Production less than $1,000. Cambridge Production's billings to Parallel are made monthly on the same basis as all other working interest owners in the wells.

         Cambridge Production, Inc. maintains an office in Amarillo, Texas from which Mr. Cambridge performs his duties and services as Chairman of the Board and Chief Executive Officer of Parallel. We reimburse Cambridge Production, Inc. $3,000 per month for office and administrative expenses incurred on behalf of Parallel. During 2002 we reimbursed Cambridge Production, Inc. a total of $21,000.

          Martin B. Oring, a Director of Parallel, is the owner of Wealth Preservation, L.L.C., a financial consulting services firm. One of Wealth Preservation's clients is Stonington

Corporation, an investment banking firm we engaged in November, 2001 for the purpose of obtaining general corporate financial advisory services and financial advisory services in the placement of debt or equity securities. Under Wealth Preservation's consulting agreement with Stonington, Wealth Preservation agreed to assist Stonington in providing financial advice to Parallel. During 2002, Wealth Preservation received $12,500 from Stonington under terms of its agreement with Stonington. The agreement between Wealth Preservation and Stonington expired by its own terms in June, 2002.

         During 2002, we paid $67,202 to First Permian for reimbursement of general and administrative expenses. First Permian paid $1,007 to us for reimbursement of general and administrative expenses. At December 31, 2002, no amounts were owed First Permian or Parallel.

         We believe the transactions described above were made on terms no less favorable than if we had entered into the transactions with an unrelated party.



--------------------------------------------------------------------------------

  ITEM 14. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


           On October 18, 2002, we supplemented our existing internal controls with the adoption and implementation of certain disclosure controls and procedures. The purpose of these additional disclosure controls and procedures is to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods described by the SEC. The effectiveness of these disclosure controls and procedures has been evaluated by our chief executive officer, Thomas R. Cambridge, and our chief financial officer, Steven D. Foster. Mr. Cambridge and Mr. Foster have concluded that our disclosure controls and procedures are effective for their intended purposes. As part of their evaluation, Mr. Cambridge and Mr. Foster also determined that there were no significant changes in internal controls or other factors that could significantly affect internal controls after the date of their evaluation. No corrective actions were required to be taken with regard to significant deficiencies or material weaknesses. Following the signature page of this report, you will find certifications signed by Mr. Cambridge and Mr. Foster.

--------------------------------------------------------------------------------

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


          (a)  The following documents are filed as part of this report:

                    For a list of Financial Statements and Schedules, see "Index to the Financial Statements and Schedules" on page F-1, and incorporated herein by reference.

          (b) We filed one Current Report on Form 8-K on December 23, 2002 pursuant to Item 2 (Acquisition or Disposition of Assets) and
               Item 7 (Financial Statements and Exhibits).

               We also filed a Current Report on Form 8-K/A on March 7, 2003 pursuant to Item 7 (Financial Statements and Exhibits).

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

      Exhibit
         No.                  Description of Exhibit
      -------                 ----------------------


               Executive Compensation Plans and Arrangements (Exhibit No. 10.1 through 10.9):
               ------------------------------------------------------

        10.1    1983 Incentive Stock Option Plan (Incorporated by reference to
                Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively)


        10.2    1992 Stock Option Plan (Incorporated by reference to Exhibit
                28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993)


        10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to
                Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992)


        10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to
                Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993)


        10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to
                Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995)


        10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997)


        10.7    1998 Stock Option Plan (Incorporated by reference to Exhibit
                10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)


        10.8 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

      Exhibit
         No.                  Description of Exhibit
      -------                 ----------------------


        10.9 Form of Change of Control Agreements, dated June 1, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)


        10.10 Restated Loan Agreement, dated December 27, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 1999)


        10.11 Loan Agreement, dated December 18, 2000, between the Registrant and Bank United (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)


        10.12 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit
                10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)


        10.13 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated June 30, 1999)


        10.14 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K Report dated June 30, 1999)


        10.15 Merger Agreement, dated June 25, 1999 (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K Report dated June 30, 1999)


        10.16 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Report dated June 30, 1999)


        10.17 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999)

      Exhibit
         No.                  Description of Exhibit
      -------                 ----------------------

        10.18 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)


        10.19 Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit
                10.6 of the Registrant's Form 8-K Report dated June 30, 1999)


        10.20 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K Report dated June 30, 1999)


        10.21 Intercreditor Agreement, dated as of June 30, 1999, among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K Report dated June 30, 1999)


        10.22 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K Report dated June 30, 1999)


        10.23 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K Report dated June 30, 1999).


        10.24 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit
                10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

        10.25 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incoporated by reference to
                Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

      Exhibit
         No.                  Description of Exhibit
      -------                 ----------------------

        10.26 Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to
                Exhibit 10.1 of Form 8-K of the Registrant, dated December 20,
                2002)

        10.27 First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to
                Exhibit 10.2 of Form 8-K of the Registrant, dated December 20,
                2002)

        10.28 Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to
                Exhibit 10.3 of Form 8-K of the Registrant dated December 20,
                2002)

        *21     Subsidiaries

        *23.1   Consent of Independent Auditors

        *23.2 Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineers

        *23.3 Consent of Cawley Gillespie & Associates, Inc., Independent Petroleum Engineers

        *99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

        *99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

  ----------------

 *    Filed herewith.

                         PARALLEL PETROLEUM CORPORATION

                        Consolidated Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

                         PARALLEL PETROLEUM CORPORATION



                        Index to the Financial Statements




                                                                       Page

Independent Auditors' Report                                            F-1

Financial Statements:
     Consolidated Balance Sheets at December 31, 2002 and 2001          F-2
     Consolidated Statements of Income (Loss) for the years
        ended December 31, 2002, 2001, and 2000                         F-3
     Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 2002, 2001, and 2000                   F-4
     Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, 2001, and 2000                               F-5
     Notes to Consolidated Financial Statements                         F-6


All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Independent Auditors' Report



The Board of Directors and Stockholders
Parallel Petroleum Corporation:


We have audited the accompanying consolidated balance sheets of Parallel Petroleum Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                      /s/ KPMG LLP




Midland, Texas
March 14, 2003

                         PARALLEL PETROLEUM CORPORATION
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                        Assets                                                     2002               2001
                                                                             ---------------    ----------------
Current assets:
   Cash and cash equivalents                                                 $    11,811,704    $    3,351,044

   Accounts receivable:
      Oil and gas                                                                  3,071,315         1,420,859
      Others, net of allowance for doubtful accounts of $12,681
         in 2002 and $0 in 2001                                                      236,443           263,819
      Affiliate                                                                        2,084            16,687
                                                                             ---------------    --------------
                                                                                   3,309,842         1,701,365
   Income tax receivable                                                             832,590                 -
   Other assets                                                                       78,675           207,120
   Fair market value of derivative instruments                                        21,884                 -
                                                                             ---------------    --------------

           Total current assets                                                   16,054,695         5,259,529
                                                                             ---------------    --------------

Property and equipment, at cost:
   Oil and gas properties, full cost method (note 12)                            146,679,503        85,132,345
   Other                                                                           1,083,282           552,219
                                                                             ---------------    --------------
                                                                                 147,762,785        85,684,564
   Less accumulated depreciation and depletion                                   (62,074,559)      (55,854,378)
                                                                             ---------------    --------------

           Net property and equipment                                             85,688,226        29,830,186
                                                                             ---------------    --------------

Net deferred tax asset (note 5)                                                            -         6,137,670
Investment in First Permian, LLC (note 16)                                                 -           473,764
Other assets, net of accumulated amortization of $78,520 in 2002 and
   $131,139 in 2001                                                                  608,410            58,754
                                                                             ---------------    --------------

                                                                             $   102,351,331    $   41,759,903
                                                                             ===============    ==============
              Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt (note 3)                             $     4,145,833    $    2,400,000
   Current maturity of crude oil swap                                                335,829                 -
   Accounts payable and accrued liabilities                                        3,033,650         3,422,007
                                                                             ---------------    --------------

           Total current liabilities                                               7,515,312         5,822,007
                                                                             ---------------    --------------

Long-term debt, excluding current maturities (note 3)                             45,604,167         9,600,000

Long-term maturity of crude oil swap                                                 103,745                 -

Deferred tax liability                                                             3,627,963                 -

Stockholders' equity:
   Series A preferred stock - par value of $0.10 per share (aggregate liquidation
      preference of $26) authorized 50,000 shares                                          -                 -
   Preferred stock - $0.60 cumulative convertible preferred stock - par value of $0.10 per share, (aggregate liquidation preference of $10) authorized
      10,000,000 shares, issued and outstanding of 974,500 shares in 2002 and 2001    97,450            97,450
   Common stock - par value of $0.01 per share, authorized 60,000,000 shares, issued and outstanding 21,143,406 in 2002 and
      20,663,861 in 2001                                                             211,434           206,639
   Additional paid-in surplus                                                     34,567,866        34,111,861
   Accumulated earnings (deficit)                                                 10,623,394        (8,078,054)
                                                                             ---------------    --------------

           Total stockholders' equity                                             45,500,144        26,337,896
                                                                             ---------------    --------------

Commitments and contingencies (note 17)
                                                                             ---------------    --------------

                                                                             $   102,351,331    $   41,759,903
                                                                             ===============    ==============

See accompanying Notes to Consolidated Financial Statements.


                         PARALLEL PETROLEUM CORPORATION
                    Consolidated Statements of Income (Loss)
                  Years ended December 31, 2002, 2001 and 2000

                                                                    2002            2001                2000
                                                              ---------------  --------------      --------------
Oil and gas revenues                                          $   12,106,568   $   17,840,024      $   17,134,502

Costs and expenses:
   Lease operating expense                                         2,877,370        3,920,840           3,099,534
   General and administrative                                      2,152,909        1,346,454           1,191,527
   Depreciation and depletion                                      6,220,179        6,318,105           5,239,205
   Impairment of oil and gas properties (note 13)                          -       16,819,813                   -
                                                              --------------    -------------      --------------

          Total costs and expenses                                11,250,458       28,405,212           9,530,266
                                                              --------------    -------------      --------------

          Operating income (loss)                                    856,110      (10,565,188)          7,604,236
                                                              --------------    -------------      --------------

Other income (expense), net:
   Equity in income (loss) of First Permian, LP
     (note 16)                                                    31,044,452          840,529            (500,576)
   Incentive awards attributable to the sale
      of First Permian, LP                                        (1,381,771)               -                   -
   Loss on sale in marketable securities                            (717,034)               -                   -
   Change in fair market value of derivatives                       (948,295)               -                   -
   Interest and other income                                          93,073          236,870             350,648
   Dividend income                                                   371,040                -                   -
   Interest expense                                                 (601,322)        (802,017)         (1,340,360)
   Other expense                                                    (331,763)        (529,317)             (6,620)
                                                              --------------    -------------      --------------

          Total other income (expense), net                       27,528,380         (253,935)         (1,496,908)
                                                              --------------    -------------      --------------

          Income (loss) before income taxes                       28,384,490      (10,819,123)          6,107,328

Income tax (expense) benefit, deferred                            (9,683,042)       6,111,548            (130,000)
                                                              --------------    -------------      --------------

          Net income (loss)                                       18,701,448       (4,707,575)          5,977,328

Cumulative preferred stock dividend                                 (584,700)        (584,700)           (584,700)
                                                              --------------    -------------      --------------

          Net income (loss) available to
             common stockholders                              $   18,116,748    $  (5,292,275)     $    5,392,628
                                                              ==============    =============      ==============

Net income (loss) per common share:
   Basic                                                      $         0.88    $       (0.26)     $         0.26
   Diluted                                                    $         0.79    $       (0.26)     $         0.25




See accompanying Notes to Consolidated Financial Statements.


                         PARALLEL PETROLEUM CORPORATION
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2002, 2001 and 2000

                                    Common stock                   Preferred stock
                            ------------------------------- ----------------------------  Additional   Accumulated        Total
                               Number of                      Number of                     paid-in       deficit      stockholders'
                                shares           Amount        shares         Amount        surplus       surplus        equity
                            --------------    ------------- --------------  ------------ ------------  ------------    -------------
Balance,
   January 1, 2000            20,331,858       $   203,319       974,500     $  97,450   $ 34,822,778  $ (9,347,807)   $ 25,775,740
      Net income                       -                 -             -             -              -     5,977,328       5,977,328
      Dividends
         ($0.60 per share)             -                 -             -             -       (584,700)            -        (584,700)
                              ----------       -----------       -------     ---------   ------------  ------------     -----------

Balance,
   December 31, 2000          20,331,858          203,319        974,500        97,450     34,238,078    (3,370,479)     31,168,368
      Options issued                   -                -              -             -         99,000             -          99,000
      Options exercised,
         including income
         tax benefit             332,003            3,320              -             -        359,483             -         362,803
      Net loss                         -                -              -             -              -    (4,707,575)     (4,707,575)
      Dividends
          ($0.60 per share)            -                -              -             -       (584,700)            -        (584,700)
                              ----------       ----------        -------     ---------    -----------  ------------    ------------

Balance,
   December 31, 2001          20,663,861          206,639        974,500        97,450     34,111,861    (8,078,054)     26,337,896
      Common stock issued as
         part of asset purchase  454,545            4,545              -             -        995,455             -       1,000,000
      Options exercised,
         including income
         tax benefit              25,000              250              -             -         45,250             -          45,500
      Net income                       -                -              -             -              -    18,701,448      18,701,448
      Dividends
           ($0.60 per share)           -                -              -             -       (584,700)            -        (584,700)
                              ----------       ----------        --------    ----------   ------------ ------------    ------------

Balance,
   December 31, 2002          21,143,406$         211,434        974,500$        97,450   $ 34,567,866 $ 10,623,394    $ 45,500,144
                              ==========       ==========        =======      =========   ============ ============    ============

See accompanying Notes to Consolidated Financial Statements.


                         PARALLEL PETROLEUM CORPORATION
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000


                                                                                    2002              2001               2000
                                                                               ---------------  ---------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                           $   18,701,448   $   (4,707,575)    $   5,977,328
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and depletion                                                 6,220,179        6,318,105         5,239,205
         Equity in income of First Permian, L.P.,                                 (31,044,452)        (840,529)          500,576
         Loss on sale of marketable securities                                        717,034
         Deferred income taxes                                                      9,683,042       (6,111,548)                -
         Change in fair value of derivative instruments                               948,295                -                 -
         Loss on disposal of equipment                                                      -           (8,908)            1,000
         Impairment of oil and gas properties                                               -       16,819,813                 -
         Stock-based financial advisory services                                            -           99,000                 -
   Changes in assets and liabilities:
      Other, net                                                                     (549,656)          25,688           (37,651)
      Decrease (increase) in accounts receivable                                   (1,608,477)       2,695,549        (2,748,422)
      Decrease (increase) in prepaid expenses                                        (621,554)        (179,954)           12,511
      Increase (decrease) in accounts payable and accrued liabilities                (388,357)        (726,688)        1,749,329
      Purchase of derivative instruments                                             (530,605)               -                 -
                                                                                -------------    -------------     -------------

           Net cash provided by operating activities                                1,526,897       13,382,953        10,693,876
                                                                                -------------    -------------     -------------

Cash flows from investing activities:
   Additions to oil and gas property                                              (61,239,607)     (13,125,716)       (8,847,482)
   Proceeds from disposition of oil and gas property                                  692,450        1,964,677         3,017,618
   Proceeds from disposition of Energen stock                                      24,863,305                -                 -
   Additions to other property and equipment                                         (531,063)        (211,146)          (84,045)
   Proceeds from disposition of other property and equipment                                -           15,000                 -
   Distribution received from investment in First Permian, LLC                      5,937,878                -            67,500
                                                                                -------------    -------------     -------------

           Net cash used in investing activities                                  (30,277,037)     (11,357,185)       (5,846,409)
                                                                                -------------    -------------     -------------

Cash flows from financing activities:
   Borrowings from bank line of credit                                             53,435,589        2,000,000        12,427,531
   Payments on bank line of credit                                                (15,685,589)      (2,427,531)      (15,965,889)
   Proceeds from exercise of options and warrants                                      45,500          336,681                 -
   Payments of preferred stock dividend                                              (584,700)        (584,700)         (584,700)
                                                                                -------------    -------------     -------------

           Net cash provided by (used in) financing activities                     37,210,800         (675,550)       (4,123,058)
                                                                                -------------    -------------     -------------

           Net increase in cash and cash equivalents                                8,460,660        1,350,218           724,409

Beginning cash and cash equivalents                                                 3,351,044        2,000,826         1,276,417
                                                                                -------------    -------------     -------------

Ending cash and cash equivalents                                               $   11,811,704   $    3,351,044     $   2,000,826
                                                                                =============    =============     =============

Non-Cash financing and investing activities:
(Non-Cash) proceeds from sale of investment of First Permian, L.P.             $  (25,580,339)  $           --     $          --
Accrued stock dividend                                                         $       24,363   $       24,363     $      24,363
Issuance of stock for purchase of oil and gas property                         $    1,000,000   $           --     $          --

See accompanying Notes to Consolidated Financial Statements.


                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

 (1)   Summary of Significant Accounting Policies

       (a)    Nature of Operations

              Parallel Petroleum Corporation (the Company), a Delaware corporation, is primarily engaged in, and its only industry segment is, the acquisition of, and the exploration for, development, production and sale of, crude oil and natural gas. The Company's business activities are carried out primarily in Texas. The Company's activities in Texas are focused in the onshore Gulf Coast area, East Texas and in the Permian Basin of West Texas.

       (b)    Concentration of Credit Risk

              Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated working interest owners and crude oil and natural gas purchasers.

       (c)    Property and Equipment

              The Company's oil and gas producing activities are accounted for using the full cost method of accounting. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

              Management and service fees received for contractual arrangements, if any, are treated as reimbursement of costs, offsetting the costs incurred to provide those services.

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

              In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value", discounted at a 10% interest rate, of future net revenues, net of income tax effects, from proved reserves, based on current economic and operating conditions, plus the lower of cost or estimated fair market value of unproved properties.

              Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs subject to amortization.

              Maintenance and repairs are charged to operations; renewals and betterments are capitalized to the appropriate property and equipment accounts.


                                                                     (Continued)
                                      F-6

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

              Upon retirement or disposition of assets other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, recognized in income. Depreciation of other property and equipment is computed using the straight-line method based on the estimated useful lives of the property and equipment.

       (d)    Income Taxes

              The Company accounts for federal income taxes using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

       (e)    Investments

              Investments in affiliated companies with a 20% to 50% ownership interest are accounted for on the equity basis and, accordingly, net income includes the Company's share of their income or loss.

       (f)    Gas Balancing

              Deferred income associated with gas balancing is accounted for on the entitlements method and represents amounts received for gas sold under gas balancing arrangements in excess of the Company's interest in properties covered by such agreements. The Company currently has no significant amounts outstanding under gas balancing arrangements.

       (g)    Derivative Instruments and Hedging Activities

              In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. There was no material impact to the financial statements.

(h)      Stock-Based Compensation

              In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date. Compensation related to performance share grants with time vesting conditions is based on the fair value of the award at the grant date and recognized over the vesting period. Compensation related to performance shares with price target vesting is recognized when the price target is reached. See Note 4.

                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


               As required to be disclosed pursuant to SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, is as follows:


                                                                 Year Ended December 31,
                                                         ---------------------------------------
                                                            2002           2001           2000
                                                         ----------      --------      ---------
                                                         (in thousands, except per share data)

Net income (loss) as reported                             $18,701,448     $(4,707,575)   $ 5,977,328

Deduct:
   Total stock-based employee compensation expense
     determined under fair value method for all awards,
     net of related tax effects                              (757,115)       (239,349)      (145,041)
                                                          -----------     -----------    -----------
Pro forma net income (loss)                               $17,944,333     $(4,946,924)   $ 5,832,287
                                                          ===========     ===========    ===========
Earnings per share:
   Basic - as reported                                    $      0.88     $     (0.26)   $      0.26
                                                          ===========     ===========    ===========
   Basic - pro forma                                      $      0.87     $     (0.26)   $      0.26
                                                          ===========     ===========    ===========
   Diluted - as reported                                  $      0.79     $     (0.26)   $      0.25
                                                          ===========     ===========    ===========
   Diluted - pro forma                                    $      0.84     $     (0.26)   $      0.25
                                                          ===========     ===========    ===========


       (i)    Environmental

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

                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

       (j)    Net Income Per Share

              Basic earnings per share excludes any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share, however fully diluted earnings per share reflects the assumed conversion of all potentially dilutive securities.

       (k)    Use of Estimates in the Preparation of Financial Statements

              Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The oil and gas reserve estimates used in the determination of depletion expense and the full-cost ceiling test and are inherently imprecise. Actual results could differ from those estimates.

       (l)    Cash Management

              The Company maintains a cash management system, whereby it maintains minimum cash balances with any excess cash applied against its bank line of credit.

       (m)    Cash Equivalents

              For purposes of the statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

       (n)    Reclassifications

              Certain reclassifications have been made to 2000 and 2001 amounts to conform to the 2002 presentation.

(2)    Fair Value of Financial Instruments

       The carrying amount of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

       The carrying amount of long-term debt approximates fair value because the Company's current borrowing rate is based on a variable market rate of interest.




                                                                     (Continued)
<
                                      F-9

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(3)      Long-Term Debt

       Long-term debt consists of the following at December 31:

                                                                                          2002                 2001
                                                                                    ----------------     ----------------
       Revolving Facility note payable to bank, at bank's base lending rate
           (4.5% at December 31, 2002 and 4.75% at
           December 31, 2001)                                                       $     49,750,000      $    12,000,000
                 Less current maturities                                                   4,145,833            2,400,000
                                                                                    ----------------      ---------------

                                                                                    $     45,604,167      $     9,600,000
                                                                                    ================      ===============

       Revolving Credit Facility

       On July 19, 2002, the Company entered into a loan agreement with First American Bank SSB to refinance its outstanding indebtedness. Under the new facility, the Company may borrow the lesser of $100,000,000 or the "borrowing base" then in effect. The loan agreement was amended and restated on December 20, 2002, at the time of the Fullerton acquisition. The facility became syndicated with First American Bank SSB as the Joint Lead Arranger and Administrative Agent, BNP Paribas as Joint Lead Arranger and Syndication Agent, and Western National Bank as a Lender. The borrowing base at December 20, 2002, was $50,000,000 which at that date was collateralized with the Company's oil and gas reserves and its Salomon Smith Barney account, which held the remaining cash and Energen stock from the First Permian distribution. The borrowing base attributable to the Salomon Smith Barney account was $7,000,000. The total outstanding principal amount of the Company's bank indebtedness at December 31, 2002 and 2001 was $49,750,000 and $12,000,000, respectively.
       Borrowings attributable to the oil and gas reserves are subject to redetermination semi-annually, on or about May 1 and November 1 of each year, beginning November 1, 2002. The bank may require a redetermination of the borrowing base and monthly commitment reduction at any time in its sole discretion. Monthly Commitment Reductions begin August 31, 2003 in an amount equal to the amount of the borrowing base on the day immediately preceeding the date of each such Monthly Commitment Reduction divided by the number of months then remaining prior to July 31, 2008. All indebtedness under the new Revolving Facility matures December 20, 2006.

       The unpaid principal balance for the Revolving Facility bears interest at the election of the Company at a rate equal to (i) the bank's base lending rate, or (ii) the libor rate plus a libor margin of

           2.75% per annum whenever the Borrowing Base Usage is equal to or greater than 75%; 2.50% per annum whenever the Borrowing Base Usage is equal to or greater than 50% but less than 75%; 2.25% per annum whenever the Borrowing Base Usage is less than 50%.

       However, the interest rate may never be less than 4.50%. Interest is due and payable on the day which the related libor interest period ends.

       The Company is required to pay a commitment fee of one-quarter of one percent times the daily average of the unadvanced amount of the commitment. The commitment fee shall be payable quarterly in arrears on the last day of each calendar quarter beginning March 31, 2003.

                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

       In addition to customary affirmative covenants, the loan agreement contains various restrictive covenants and compliance requirements, including:

         Maintaining certain financial requirements;
         Limitation on additional indebtedness;
         Prohibiting the payment of dividends on our common stock;
         Limitations on the disposition of assets;
         Prohibiting liens (other than in favor of the bank) to exist on any of our properties;
         Limitations on investments, mergers, forming subsidiaries, affiliate transactions, changes in accounting methods, rental and lease payments and derivative transactions
         Limitations on the purchase, redemption or retirement of stock; and Limitations on hedging activities.

       As of December 31, 2002 the Company was in compliance with all covenants.

       Scheduled maturities of long-term debt at December 31, 2002, based on the New Revolving Facility entered into July 19, 2002, are as follows:

                          2003                          $  4,145,833
                          2004                             9,950,000
                          2005                             9,950,000
                          2006                             9,950,000
                          2007                             9,950,000
                          2008                             5,804,167
                                                        ------------

                                                        $ 49,750,000
                                                        ============


(4)    Stock Options, Warrants and Rights

       At the election of the board of directors, the Company awards both incentive stock options and nonqualified stock options to selected key employees and officers. The options are awarded at an exercise price based on the closing price of the Company's common stock on the date of grant, a two-year and four-year vesting schedule and a ten-year exercise period. As of December 31, 2002, options expire beginning in the current year and extending through 2012. Exercise of the nonqualified stock options resulted in a deferred tax benefit of $5,865 and $26,122 for the year ended December 31, 2002 and 2001, respectively.









                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

       Under FAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2001. No options were granted in 2001.


                                                                                            2002               2001
                                                                                      ---------------    ----------------
       Risk-free interest rate                                                                   2.5%               4.49%
       Expected life                                                                          8 years             8 years
       Expected volatility                                                                      45.2%               56.0%


       A summary of the Company's employee stock options as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below:

                                                      Year ended                  Year ended                Year ended
                                                   December 31, 2002           December 31, 2001        December 31, 2000
                                              -------------------------  -------------------------  ---------------------------
                                               Number of     Weighted    Number of      Weighted      Number of    Weighted
                                                shares    average price   shares     average price      shares   average price
                                               --------   -------------  ----------  -------------   -----------  -------------
       Stock options:
          Outstanding at beginning of year    2,103,750    $      3.74   1,951,750   $       3.13   1,951,750  $        3.13
               Options granted                  345,000           2.54     700,000           4.87          -               -
               Options exercised                (25,000)         (1.82)   (325,500)         (1.03)         -               -
               Options expired                  (85,000)         (1.75)   (222,500)          3.80          -               -
                                              ---------     ----------   ---------    -----------   --------    ------------

          Outstanding at end of year          2,338,750    $      2.71   2,103,750   $       3.74   1,951,750  $        3.13
                                              =========     ==========   =========    ===========   =========   ============

          Exercisable at end of year          1,656,250    $      2.82   1,451,250   $       3.54   1,689,250  $        3.26
                                             ==========     ==========   =========    ===========   =========   ============

       Weighted average fair value of
          options granted during the year     $    1.66                 $     3.18                  $       -


       The following table summarizes information about the Company's employee stock options outstanding at December 31, 2002:

                                                             Options outstanding                    Options exercisable
                                                  ----------------------------------------------   ---------------------------
                                                    Number           Weighted                        Number
                                                  Outstanding at      average        Weighted      exercisable at      Weighted
                      Range of                    December 31,       remaining       average        December 31,       average
                   exercise prices                   2002        contractual life  exercise price      2002          exercise price
         ------------------------------------     -----------    ----------------  --------------   -------------    --------------
         $1.81 - $3.94                              1,250,000        6 years        $        2.85      917,500        $        2.99

         $4.09 - $5.50                              1,088,750        7 years        $        4.83      738,750        $        6.06
                                                  -----------                                       ----------

                                                    2,338,750                                        1,656,250
                                                  ===========                                       ==========

       (a)    Stock Warrants

              In connection with a common stock offering in 1996, an underwriter received a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $5.10 per share. These warrants expired unexercised in 2001.



                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

              The Company has outstanding at December 31, 2002 and 2001, 300,000, warrants which were issued as part of the Company's initial public offering in 1980. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions and in the event of liquidation, dissolution, or winding up of the Company, the holders are not entitled to participate in the assets of the Company.

              The Company also has outstanding at December 31, 2002 and 2001; an additional 275,000 warrants issued as partial payment for services rendered for financial and investment advice. The warrants have an exercise price equal to the average of the last bid and last asked price of the Company's common stock on the effective date of the issuance of the warrants and have a term of five years from date of issuance and a vesting period of one year. The expense related to these warrants in the amount of $99,000 was recorded in other expenses in 2001 and is based on the estimated fair value on the date of grant using the Black-Scholes option pricing model.

       (b)    Stock Rights

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

              Initially, the Rights attach to all common stock certificates representing shares then outstanding, and no separate rights certificates will be distributed. The Rights separate from the common stock upon the earlier of (1) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock or (2) ten business days (or such later date as the board of directors shall determine) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of common stock. The date the Rights separate is referred to as the "distribution date".

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



                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

              Under certain circumstances the rights entitle the holders to buy shares of the acquirer's common stock at a 50% discount. In the event that, at any time after a person has acquired 15% or more of the Company's common stock, (1) the Company enters into a merger or other business combination transaction in which the Company is not the surviving corporation; (2) the Company is the surviving corporation in a transaction in which all or part of the common stock is exchanged for cash, property or securities of any other person; or (3) more than 50% of the assets, cash flow or earning power of the Company is sold, each right holder will have the option to buy for the purchase price stock of the acquiring company having a value equal to two times the purchase price of the right.

              The Rights are not exercisable until the distribution date and will expire at the close of business on October 5, 2010, unless earlier redeemed by the Company for $0.001 per right.

(5)    Income Taxes

       Federal income tax expense (benefit) differs from the amount computed at the Federal statutory rate as follows:


                                                                                   Year ended December 31
                                                                        ---------------------------------------------
                                                                            2002             2001             2000
                                                                        -------------    ------------    ------------
       Income tax expense (benefit) at statutory rate                $      9,650,727  $   (3,678,502)  $   2,076,492
       Change in valuation allowance for deferred tax assets                        -      (2,062,954)     (2,185,526)
       Adjustment to deferred tax liability for changes in
          estimates                                                                 -               -         669,533
       Statutory depletion                                                  (359,792)        (389,235)       (445,941)
       State tax, net of federal benefit                                      369,776               -               -
       Nondeductible expenses and other                                        22,331          19,143          15,442
                                                                        -------------    ------------    ------------

               Income tax expense (benefit)                          $      9,683,042  $   (6,111,548)  $     130,000
                                                                        =============    ============    ============


       Income tax expense is deferred, with the exception of $130,000 in 2000 related to alternative minimum tax (AMT).















                                                                    (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                                            2002               2001
                                                                                      ---------------    ----------------
       Noncurrent:
          Deferred tax assets:
             Net operating loss carryforwards, state and federal                    $       4,264,427  $        6,370,720
             Statutory depletion carryforwards                                              1,418,318           2,025,166
             Alternative minimum tax credit carryforward                                      118,074             118,074
             Suspended loss carryforward in First Permian, LLC                                      -           2,893,244
             Equity investment in First Permian, LLC                                           58,722                   -
             Allowance for accounts receivable                                                  4,723                   -
             Charitable contribution carryforward                                                 164               7,713
             Other                                                                            162,511                   -

                                                                                      ---------------    ----------------

                  Total deferred tax assets                                                 6,026,939          11,414,917
                                                                                      ---------------    ----------------

          Deferred tax liabilities:
             Equity investment in First Permian, LLC                                                -          (3,054,324)
             Property and equipment, principally due to differences in
               basis, expensing of intangible drilling costs for tax
               purposes and depletion                                                      (9,654,902)         (2,222,923)
                                                                                      ===============    ================

                  Total deferred tax liabilities                                           (9,654,902)         (5,277,247)
                                                                                      ---------------    ----------------

                  Net noncurrent deferred income tax (liability) asset              $     (3,627,963)  $        6,137,670
                                                                                      ==============     ================

       A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This was due to the historical volatility in crude oil and gas prices, the uncertainty of future commodity prices, and the Company's history of generating net losses. Management was unable to conclude that it is more likely than not that the Company will be able to utilize all the available carryforwards prior to their ultimate expiration. In 2001 the valuation allowance was reversed as the Company was able to utilize the available carryforwards due to the sale of the assets of First Permian. (See note 19)














                                                                     (Continued)
                                      F-15

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

       As of December 31, 2002, the Company had net operating loss carryforwards for regular tax purposes available to reduce future taxable income and tax liability, respectively. These carryforwards expire as follows:

                                                                                                            Alternative
                                                                                                              minimum
                                                                                        Net operating         tax net
                                                                                            loss          operating loss
                                                                                      ---------------    ----------------
       2018                                                                         $       1,756,028    $      2,570,081
       2019                                                                                 5,250,285           4,882,783
       2021                                                                                 4,575,439           4,497,542
                                                                                      ---------------       -------------

                                                                                    $      11,581,752    $     11,950,406
                                                                                      ===============      ==============


       As of December 31, 2002, the Company had approximately $118,074 of minimum tax credit available indefinitely.

(6)    Major Customers

       The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31:


                                                                        2002                2001               2000
                                                                  ----------------    ---------------     ---------------
       Purchaser A                                                             10%                25%                   -
       Purchaser B                                                              3%                 6%                  6%
       Purchaser C                                                             31%                38%                 22%
       Purchaser D                                                             16%                23%                 16%


(7)    Employee Pension Plan

       Effective September 1, 1988, the Company established a simplified employee pension plan covering all salaried employees of the Company. The employees voluntarily contribute a portion of their eligible compensation, not to exceed $7,000, adjusted for inflation beginning in 1988, to the plan. The Company's contribution, including the employee's contribution, cannot exceed $40,000. During 2002, 2001 and 2000, the Company contributed an aggregate of $56,467, $39,760, and $36,077, respectively, of which $11,113, $11,724 and $9,750, respectively, was on behalf of a Director of the Company. The Company has no obligation to make contributions to the plan.

(8)    Statements of Cash Flows

       No Federal income taxes were paid in 2002, 2001 and 2000, as a result of net operating losses or loss carryforwards.

       The Company made interest payments of $601,322, $802,017 and $1,340,360 in 2002, 2001 and 2000, respectively.



                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

       At December 31, 2002 and 2001, there were $301,591 and $2,366,795, respectively, of property additions accrued in accounts payable.

(9)    Derivative Instruments

       Our derivative instruments are recorded in the balance sheet as either an asset or liability measured at its fair market value. We use mark-to-market accounting for our hedge contracts and changes in a derivatives fair value are recognized in earnings. As of December 3, 2002, the Company entered into a 33-month NYMEX Oil Swap contract. The Company uses these contracts to mitigate the volatility of commodity prices. The following table sets forth the volumes and hedge prices of the contracts:

                                                                       Barrels of               NYMEX
                               Period of Time                              Oil                 Prices
                  ---------------------------------------              ----------          ---------------
                  April 2003 thru December 2003                            275,000         $         24.58
                  January thru December 2004                               329,000         $         23.19
                  January thru December 2005                               292,000         $         22.77
                  January 1, 2006 thru December 20, 2006                   265,500         $         23.04


(10)   Equity Transactions

       Preferred Stock

       On April 8, 1998, the Company completed a private placement of 600,000 shares of its $0.60 Cumulative Convertible Preferred Stock, $0.10 par value per share (Old Preferred Stock). Cumulative dividends of $0.60 per share were payable semi-annually on June 15 and December 15 of each year. Each share of Old Preferred Stock was convertible at the option of the holder, into 1.5625 shares of common stock at an initial conversion price of $6.40 per share, subject to adjustment in certain events. Proceeds received, net of related expenses, were approximately $5,919,000. The net proceeds from the sale of Old Preferred Stock were used to reduce the indebtedness outstanding under the Company's loan agreement.

       On October 16, 1998, the Company exchanged 600,000 shares of its $0.60 Cumulative Convertible Preferred Stock (Old Preferred Stock), issued in a private placement transaction dated April 8, 1998, for 600,000 shares of its 6% Convertible Preferred Stock, $0.10 par value per share (Preferred Stock). Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Company may redeem the Preferred Stock, in whole or part, after October 20, 1999, for $10 per share plus accrued dividends.

       On October 30, 1998, the Company completed a private placement of 374,500 shares of its 6% Convertible Preferred Stock, $0.10 par value per share (Preferred Stock). Each share of Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Company may redeem the Preferred Stock,


                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

       in whole or part, after October 20, 1999, for $10 per share plus accrued dividends. Proceeds received, net of expenses, were approximately $3,709,000. The net proceeds from the sale of the Preferred Stock were used to reduce the indebtedness under the Company's loan agreement.

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

(11)   Related Party Transactions

       Certain Directors and their companies own interests in certain wells operated by the Company. During 2002 and 2001, the Company charged $34,485 and $264,470, respectively, for lease operating expenses and drilling costs and paid $69,019 and $175,991, respectively, in oil and gas revenues to these related parties related to these wells.

       An entity in which the Chief Executive Officer and Chairman of the Board is the owner acted as the Company's agent in performing the routine day to day operations of certain wells. In 2002 and 2001, the Company was billed $85,131 and $115,493, respectively, for the Company's pro rata share of lease operating and drilling expenses and received $186,833 and $319,308 in 2002 and 2001, respectively, in oil and gas revenues related to these wells.

       During 2001, the Company received from First Permian, LLC reimbursement of general and administrative expenses of $23,647, with the reimbursement netted against the costs incurred to provide those services.

       The Company received management fees of $0 and $68,750 from First Permian, LLC, in 2002 and 2001, respectively. These fees are not related to oil and gas exploration and development activities, but are reimbursement of general and administrative expenses and are properly recorded in other income.

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





                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

       In 2001, a certain Director of the Company acquired an interest in a portion of the warrants awarded to the Company's investment advisor (see note 4) as the director acted as a consultant for the investment advisor. The fair value of the warrants was estimated to be $33,000 using the Black-Scholes Option Pricing model.

 (12)  Oil and Gas Expenditures

       The following table reflects capitalized costs related to the oil and gas properties as of December 31:


                                                                                            2002               2001
                                                                                      ---------------    ----------------


       Proved properties                                                            $     144,786,580   $      76,248,443
       Unproved properties, not subject to depletion                                        1,892,923           8,883,902
                                                                                      ---------------     ---------------
                                                                                          146,679,503          85,132,345
       Accumulated depletion                                                              (61,613,647)        (55,552,876)
                                                                                      ---------------     ---------------

                                                                                    $      85,065,856   $      29,579,469
                                                                                      ===============     ===============

       Certain directly identifiable internal costs of property acquisition, exploration, and development activities are capitalized. Such costs capitalized in 2002, 2001 and 2000 totaled $1,335,167, $782,450 and
       $624,007, respectively.

       Depletion per equivalent unit of production (BOE) was $10.52, $9.13 and $8.18 for 2002, 2001 and 2000, respectively.

       The following table reflects costs incurred in oil and gas property acquisition, exploration, and development activities for each of the years in the three year period ended December 31:


                                                                        2002                2001               2000
                                                                  ----------------    ---------------    ----------------
       Transfers (to)/from assets held for sale                 $                -    $             -    $      2,127,734
       Proved property acquisition costs                                48,043,656             26,970              23,291
       Unproved property acquisitions costs                              2,295,224          3,420,455           3,371,898
       Exploration                                                       1,291,054          6,820,480           2,163,124
       Development                                                       9,307,659          1,202,889           1,087,424
                                                                  ----------------    ---------------    ----------------

                                                                $       60,937,593    $    11,470,794    $      8,773,471
                                                                  ================     ==============     ===============











                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(13)   Impairment of Oil and Gas Properties

       As a result of a ceiling test calculation, which limits capitalized costs, net of related deferred tax liability, to the aggregate of the estimated present value, discounted at 10% of future net revenues from proved reserves plus lower of cost or fair market value of unproved properties, the Company recognized an impairment of approximately $16,820,000 in 2001. There was no impairment recorded for 2000 and 2002.









































                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(14)   Earnings per Share

       In accordance with the provisions of FAS 128, the following table provides reconciliation between basic and diluted earnings per share for the year ended December 31:


                                                                        2002                2001               2000
                                                                  ----------------    ---------------    ----------------
       Basic EPS Computation:
          Numerator:
             Net income (loss)                                  $       18,701,448    $    (4,707,575)   $      5,977,328
             Preferred stock dividend                                     (584,700)          (584,700)           (584,700)
                                                                  ----------------    ---------------    ----------------

                  Net income (loss) available to
                     common stockholders                        $       18,116,748    $    (5,292,275)   $      5,392,628
                                                                  ================     ==============     ===============

          Denominator:
             Weighted average common shares
               outstanding                                              20,679,658         20,457,697          20,331,858
                                                                  ================    ===============    ================

          Basic net earnings (loss) per share                   $             0.88    $         (0.26)   $           0.26
                                                                  ================     ==============     ===============

       Diluted EPS Computation:
          Numerator:
             Net income (loss)                                  $       18,701,448    $    (4,707,575)   $      5,977,328
             Preferred stock dividend                                            -           (584,700)                  -
                                                                  ----------------    ---------------    ----------------

                  Net income (loss) available to
                     common stockholders                        $       18,701,448    $    (5,292,275)   $      5,977,328
                                                                  ================     ==============     ===============

          Denominator:
             Weighted average common shares for
               basic earnings (loss) per share                          20,679,658         20,457,697          20,331,858

          Effect of dilutive securities:
             Employee stock options                                         84,627                  -             348,787
             Warrants                                             -                   -                  603
             Preferred stock                                             2,784,244                  -           2,784,244
                                                                  ----------------    ---------------    ----------------

                  Weighted average common
                     shares for diluted earnings
                     (loss) per share assuming
                     conversions                                        23,548,529         20,457,697          23,465,492
                                                                  ================    ===============    ================

       Diluted net earnings (loss) per share                    $              .79    $         (0.26)   $           0.25
                                                                  ================     ==============     ===============






                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

       Stock options to purchase shares of common stock and convertible preferred stock were outstanding during 2002, 2001 and 2000 but were not included in the computation of diluted net earnings (loss) per share because either (i) the employee stock options' exercise price was greater than the average market price of common stock of the Company, (ii) the effect of the assumed conversion of the Company's preferred stock to common stock would be antidilutive, or (iii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

(15)   Recent Accounting Pronouncements

       The Financial Accounting Standards Board (FASB) has issued Statement No. 143 Accounting for Asset Retirement Obligations which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

       The Company used an expected cash flow approach to estimate its asset retirement obligation under SFAS No. 143. Upon adoption on January 1, 2003, the Company recorded a retirement obligation of $1,322,636, an increase in property cost of $835,291, a reduction of accumulated depreciation, depletion and amortization of $394,230 and a cumulative effect of accounting change loss, net of tax, of $61,456. As a result of adoption of SFAS No. 143, the Company estimated that in 2003 accretion of discount expense will be approximately $140,502, and depreciation, depletion and amortization expense will decrease approximately $184,858.

       In April 2002, the FASB issued Statement No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Most significantly, this Statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they met the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company as there has been no early extinguishment of debt which meets the criteria for an extraordinary item.

       In July 2002, the FASB issued Statement No., 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to its financial statements as it does not anticipate exiting or disposing of any of its activities.









                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

       SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is required to be adopted for fiscal years ending after December 15, 2002.

       The Company accounts for stock-based compensation in accordance with APB Opinion No. 25 and does not currently plan to expense stock option awards pursuant to SFAS 123. The Company early implemented the disclosure requirements of SFAS No. 145. See Notes 1 and 4 to Consolidated
       Financial Statements.

       FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. Initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosures about guarantees in financial statements for interim or annual periods ending after December 15, 2002.

       FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without financial support from other parties. The Company does not expect the adoption of FIN No. 46 to have a material impact on our consolidated financial statements.

 (16)  Equity Investment

       At December 31, 2000, the Company has recorded a loss of $500,576 in its investment of First Permian, LLC to the extent that the Company had guaranteed $10,000,000 of the debt of First Permian. Effective October 25, 2000, the Company was released from its guarantee and discontinued the equity method of accounting for its share of losses in First Permian.

       In 2002 the Company resumed the equity method of accounting as their portion of First Permian's net income exceeded the losses not recognized during the period the equity method was suspended. In 2002 the Company recorded equity in loss of $416,221.

       On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase with Energen Resources Corporation, a wholly owned subsidiary of Energen Corporation (Energen), to sell all of First Permian's oil and gas properties for $120 million in cash and 3,043,479 shares in Energen stock approximating $70 million in value. Energen is a publicly traded company listed on the NYSE. The transaction closed on April 8, 2002. As a 30.675% interest owner in First Permian, the Company received its prorata share of the net proceeds, $5.5 million in cash and 933,589 shares of Energen common stock. All shares of Energen stock were sold prior to December 31, 2002 for $24.9 million; resulting in the total proceeds from the sale of First Permian in the amount of $30.4 million.

                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(17)  Commitments and Contingencies

       At December 31, 2002, the Company was party to one legal action arising incidental to its business. It is management's opinion that the ultimate outcome of these legal actions will not have a material adverse effect on the Company's operations or financial position. The Company is not aware of any other threatened litigation. The Company has not been a party to any bankruptcy, receivership, reorganization, adjustments or similar proceeding.

(18)   Fullerton Acquisition

       On December 20, 2002 we purchased through our subsidiary, Parallel, L.P., 95% of the interest owned by non-affiliated sellers in producing oil and gas properties located in the Fullerton Field of Andrews County, Texas in the Permian Basin of west Texas. The total purchase price for our interest in the Fullerton properties was $46,075,000.

       The following table presents pro forma operating results as if the purchase was effective on January 1, 2002.


                                                                As of December 31, 2002
                                                     -----------------------------------------------
                                                                      Pro forma          Pro forma
                                                     Parallel     Fullerton Properties    Combined
                                                    --------     --------------------  ------------
       Revenues                                      $ 12,106,568    $ 10,130,224       $ 22,236,792
       Operating income                              $    856,110    $  6,436,430       $  7,292,540
       Net income available to common stockholders   $ 18,116,748    $  4,248,044       $ 22,364,792

       Net income per common share:
         Basic                                       $      0.88     $       0.21       $       1.09
         Diluted                                     $      0.79     $       0.18       $       0.97


       The pro forma results have been prepared for comparative purposes only. They do not purport to present actual results that would have been achieved or to be indicative of future results

(19)   Supplemental Oil and Gas Reserve Data (Unaudited)

       The estimates of the Company's proved oil and gas reserves, which are all located in the United States, are prepared by independent petroleum engineers. Reserves were estimated in accordance with guidelines established by the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company has presented the reserve estimates utilizing an oil price of $29.21, $18.98 and $25.09 per Bbl and a gas price of $4.40, $2.72 and $10.18 per Mcf as of December 31, 2002, 2001 and 2000,
       respectively. Information for oil is presented in barrels (BBL) and for gas in thousands of cubic feet (MCF).





                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


       Purchase of Fullerton Properties. On December 20, 2002, we purchased, through our subsidiary, Parallel, L.P., 95% of the interest owned by nonaffiliated sellers in producing oil and gas properties located in the Fullerton Field of Andrews County, Texas in the Permian Basin of west Texas. The total purchase price for our interest in the Fullerton properties was $46,075,000. Proved reserves from the Fullerton properties are estimated to be 9,441,000 BOE at December 31, 2002. The properties have an estimated reserve life of 45 years.

       A summary of changes in reserve balances is presented below (in thousands):

                                                                       Total proved                 Proved developed
                                                                --------------------------    ---------------------------
                                                                     BBL            MCF            BBL             MCF
                                                                ------------    ----------    -----------     -----------
       Reserves as of December 31, 2000                                  974        15,686            572          11,576
           Sales of reserves in place                                     (1)            -             (1)              -
           Extensions and discoveries                                     78         1,737             78           1,737
           Revisions of previous estimates                                4           (210)           (20)           (473)
           Production                                                  (139)        (3,266)          (139)         (3,266)
                                                                -----------     ----------    -----------     -----------

       Reserves as of December 31, 2001                                 916         13,947            490           9,574
           Purchase of reserves in place                              9,119          1,931          7,513           1,609
           Sales of reserves in place                                     -              -              -               -
           Extensions and discoveries                                   323          2,048            323           2,048
           Revisions of previous estimates                               43            376             67             640
           Production                                                  (130)        (2,669)          (130)         (2,669)
                                                                -----------     ----------    -----------     -----------

       Reserves as of December 31, 2002                               10,271        15,633          8,263          11,202
                                                                ============    ==========    ===========     ===========


       The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by SFAS No. 69. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.


       During 2002, the average sales price received by the Company for its oil was approximately $24.59 per Bbl, as compared to $24.80 in 2001, while the average sales price for the Company's gas was approximately $3.33 per Mcf in 2002, as compared to $4.41 per Mcf in 2001.

       The standardized measure of discounted future net cash flows, in management's opinion, should be examined with caution. The basis for this table is the reserve studies prepared by independent petroleum consultants, which contain imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily a "best estimate" of the fair value of the Company's proved oil and gas properties.



                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000






            Standardized Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves
                                 (In thousands)

                                                                                         December 31
                                                                  -------------------------------------------------------
                                                                        2002                2001               2000
                                                                  ----------------    ---------------    ----------------
       Future cash flows                                          $        368,835    $        47,648    $        184,045

       Future costs:
          Production                                                      (103,924)           (17,353)            (35,550)
          Development                                                       (9,440)            (4,874)             (4,228)
                                                                  ----------------    ---------------    ----------------

                  Future net cash flows before
                     income taxes                                          255,471             25,421             144,267

       Future income taxes                                                 (58,622)               (34)            (24,321)
                                                                  ----------------    ---------------    ----------------

                  Future net cash flows                                    196,850             25,387             119,946

       10% annual discount for estimated timing of
          cash flows                                                       (97,233)            (8,312)            (38,658)
                                                                  ----------------    ---------------    ----------------

                  Standardized measure of
                     discounted net cash flows                    $         99,616    $        17,075    $         81,288
                                                                  ================    ===============    ================



















                                                                     (Continued

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000




                       Changes in Standardized Measure of
              Discounted Future Net Cash Flows From Proved Reserves
                                 (In thousands)

                                                                                         December 31
                                                                  -------------------------------------------------------
                                                                        2002                2001               2000
                                                                  ----------------    ---------------    ----------------
       Increase (decrease):
          Sales of minerals in place                              $             -     $           (4)    $          (136)
          Purchases of minerals in place                                   85,075                  -                   -
          Extensions and discoveries and improved
             recovery, net of future production and
             development costs                                             10,790              3,831               8,398
          Accretion of discount                                             1,707              9,095               2,550
          Net change in sales prices net of production
             costs                                                         16,619            (68,367)             66,306
          Changes in estimated future development
             costs                                                           (512)                 5                 204
          Revisions of quantity estimates                                   1,218               (172)              4,496
          Net change in income taxes                                      (23,318)             9,662              (9,662)
          Sales, net of production costs                                   (9,170)           (13,919)            (14,035)
          Changes of production rates (timing) and
             other                                                            132             (4,344)             (2,332)
                                                                  ---------------     --------------     ---------------

                  Net increase (decrease)                                  82,541            (64,213)             55,789

       Standardized measure of discounted future net cash flows:
             Beginning of year                                             17,075             81,288              25,499
                                                                  ----------------    --------------     ---------------

             End of year                                          $        99,616     $       17,075     $        81,288
                                                                  ================    ==============     ===============











                                                                     (Continued)

                         PARALLEL PETROLEUM CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

 (20)  Selected Quarterly Financial Results (Unaudited)


                                                                                      Quarter
                                                                ---------------------------------------------------------
                                                                    First         Second          Third          Fourth
                                                                ------------    ----------    -----------     -----------
                                                                        (In thousands, except per share data)
       2002:
          Oil and gas revenues                                  $      1,971    $    2,809    $     2,710     $     4,616
          Total costs and expenses                                     2,254         4,029          2,319           4,030
          Net income                                                    (769)       19,662           (398)            268
          Net income per common share                           $      (0.04)   $     0.94    $     (0.03)    $      0.02
          Net income per common share -
             assuming dilution                                  $      (0.04)   $     0.84    $     (0.03)    $      0.01

       2002 results include a gain of $31,082,041 in the second quarter related to the First Permian sale of assets.


       2001:
          Oil and gas revenues                                  $      7,288    $    4,791    $     3,811     $     1,949
          Total costs and expenses                                     3,095         2,969          4,925          17,416
          Net income                                                   4,636         1,215           (491)        (10,067)
          Net income per common share                           $      0.219    $    0.052    $     0.030     $     (0.50)
          Net income per common share -
             assuming dilution                                  $      0.196    $    0.051    $     0.030     $     (0.50)


       2001 results include noncash charges of $2,177,128 and $14,642,685 during the third and fourth quarters, respectively related to the impairment of oil and gas properties. (See note 13)


       2000:
          Oil and gas revenues                                  $      2,775    $    3,197    $     4,163     $     7,000
          Total costs and expenses                                     1,875         2,098          2,220           3,337
          Net income                                                     194           695          1,699           3,389
          Net income per common share                           $      0.001    $    0.027    $     0.076     $      0.16
          Net income per common share -
             assuming dilution                                  $      0.001    $    0.027    $     0.072     $      0.14


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PARALLEL PETROLEUM CORPORATION

March 28, 2003                              By:  /s/ Thomas R. Cambridge
                                               --------------------------------
                                               Thomas R. Cambridge, Chief
                                               Executive Officer and
                                               Chairman of the Board of
                                               Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas R. Cambridge      Chief Executive Officer              March 28, 2003
-----------------------      and Chairman of the
Thomas R. Cambridge          Board of Directors
                             (Principal Executive
                             Officer)


/s/ Larry C. Oldham          Director, President and Treasurer    March 28, 2003
-----------------------
Larry C. Oldham



/s/ Steven D. Foster         Chief Financial Officer              March 28, 2003
-----------------------      (Principal Financial and
Steven D. Foster             Accounting Officer)



/s/ Dewayne E. Chitwood      Director                             March 28, 2003
-----------------------
Dewayne E. Chitwood



/s/ Martin B. Oring          Director                             March 28, 2003
-----------------------
Martin B. Oring



/s/ Charles R. Pannill       Director                             March 28, 2003
-----------------------
Charles R. Pannill



/s/ Jeffrey G. Shrader       Director                             March 28, 2003
-----------------------
Jeffrey G. Shrader

                                 CERTIFICATIONS


         I, Thomas R. Cambridge, certify that:

         1. I have reviewed this annual report on Form 10-K of Parallel Petroleum Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated March 28, 2003.

By  /s/ Thomas R. Cambridge
    ---------------------------------------
    Thomas R. Cambridge, Chairman
    of the Board of Directors

                                 CERTIFICATIONS


         I, Steven D. Foster, certify that:

         1. I have reviewed this annual report on Form 10-K of Parallel Petroleum Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated March 28, 2003

By  /s/ Steven D. Foster
    -------------------------
    Steven D. Foster, Chief
    Financial Officer

                                INDEX TO EXHIBITS


      Exhibit
        No.                     Description of Exhibit
      -------                   ----------------------

        3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

        3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

        4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 10-Q of the Registrant for the fiscal quarter ended September 30, 1998)

        4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

        4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Registrant for the fiscal year ended December 31, 2000)


                Executive Compensation Plans and Arrangements (Exhibit No.'s
                10.1 through 10.9):
                -------------------------------------------------------------

        10.1    1983 Incentive Stock Option Plan (Incorporated by reference to
                Exhibit 10.2 to Form S-l of the Registrant (File No. 2-92397) as filed with the Securities and Exchange Commission on July 26, 1984, as amended by Amendments No. 1 and 2 on October 5, 1984, and October 25, 1984, respectively)

        10.2    1992 Stock Option Plan (Incorporated by reference to Exhibit
                28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993)

        10.3 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to
                Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992)

        10.4 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated October 18, 1993 (Incorporated by reference to
                Exhibit 10.4(e) of Form 10-K of the Registrant for the fiscal year ended December 31, 1993)

      Exhibit
        No.                     Description of Exhibit
      -------                   ----------------------

        10.5 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to
                Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

        10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997)

        10.7    1998 Stock Option Plan (Incorporated by reference to Exhibit
                10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

        10.8 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

        10.9 Form of Change of Control Agreements, dated June 1, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

        10.10 Restated Loan Agreement, dated December 27, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 1999)

        10.11 Loan Agreement, dated December 18, 2000, between the Registrant and Bank United (Incorporated by reference to Exhibit 10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

        10.12 Letter agreement, dated March 24, 1999, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit
                10.9 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

        10.13 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated June 30, 1999)

        10.14 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K Report dated June 30, 1999)

      Exhibit
        No.                     Description of Exhibit
      -------                   ----------------------


        10.15 Merger Agreement, dated June 25, 1999 (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K Report dated June 30, 1999)

        10.16 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K Report dated June 30, 1999)

        10.17 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999)

        10.18 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

        10.19 Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit
                10.6 of the Registrant's Form 8-K Report dated June 30, 1999)

        10.20 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K Report dated June 30, 1999)

        10.21 Intercreditor Agreement, dated as of June 30, 1999, among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K Report dated June 30, 1999)

        10.22 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K Report dated June 30, 1999)

        10.23 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K Report dated June 30, 1999)

        10.24 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit
                10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

        10.25 Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

      Exhibit
        No.                     Description of Exhibit
      -------                   ----------------------


        10.26 Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to
                Exhibit 10.1 of Form 8-K of the Registrant, dated December 20,
                2002)

        10.27 First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to
                Exhibit 10.2 of Form 8-K of the Registrant, dated December 20,
                2002)

        10.28 Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to
                Exhibit 10.3 of Form 8-K of the Registrant, dated December 20,
                2002)

        *21     Subsidiaries

        *23.1   Consent of Independent Auditors

        *23.2 Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineers

        *23.3 Consent of Cawley Gillespie & Associates, Inc. Independent Petroleum Engineers

        *99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

        *99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

-----------------------
* Filed herewith.

                                                                   Exhibit 21



                                  Subsidiaries


         Name                                 Jurisdiction of Organization
---------------------                         ----------------------------

    Parallel, L.P.                                     Texas


    Parallel, LLC                                      Nevada

                                                                   Exhibit 23.1




                         Consent of Independent Auditors




The Board of Directors and Stockholders
Parallel Petroleum Corporation:


We consent to the incorporation by reference in the registration statements (No. 33-57348, No. 333-34617 and No. 333-66938) on Forms S-8, and the registration statement ( No. 33-90296) on Form S-3, of Parallel Petroleum Corporation of our report dated March 14, 2003, with respect to the balance sheets of Parallel Petroleum Corporation as of December 31, 2002 and 2001, and the related statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which appears in the December 31, 2002 annual report on Form 10-K of Parallel Petroleum Corporation.



                                  /S/ KPMG LLP


Midland, Texas
March 28, 2003

                                                                   Exhibit 23.2




                CONSENT OF WILLIAMSON PETROLEUM CONSULTANTS, INC.




As independent oil and gas consultants, Williamson Petroleum Consultants, Inc. hereby consents to the incorporation by reference in the registration statements (No. 33-57348, No. 333-34617 and No. 333-66938) on Forms S-8, and the
registration statement (No. 33-90296) on Form S-3 of Parallel Petroleum Corporation of information from our reserves report dated January 22, 2003 entitled "Evaluation of Oil and Gas Reserves to the Interest of Parallel Petroleum Corporation, Effective December 31, 2002, for Disclosure to the Securities and Exchange Commissiion, Williamson Project 2.8924" and all references to our firm included in or made a part of the annual report on Form 10-K of Parallel Petroleum Corporation to be filed with the Securities and Exchange Commission on or about March 31, 2003 for the fiscal year ended December 31, 2002.



                                /S/ WILLIAMSON PETROLEUM CONSULTANTS, INC.


Midland, Texas
March 27, 2003

                                                                   Exhibit 23.3




                 Consent of Cawley, Gillespie & Associates, Inc.
                 -----------------------------------------------



         As independent petroleum engineers, we hereby consent to the incorporation by reference in the registration statements (No. 33-57348, No. 333-34617 and No. 333-66938) on Forms S-8, and the registration statement (No. 33-90296) on Form S-3 of Parallel Petroleum Corporation of information from our reserves report dated January 31, 2003 and all references to our firm included in or made a part of the annual report on Form 10-K of Parallel Petroleum Corporation for the fiscal year ended December 31, 2002.



                                    /S/ CAWLEY, GILLESPIE & ASSOCIATES, INC.




Ft. Worth, Texas
March 19, 2003

                                                                   Exhibit 99.1




                                  CERTIFICATION


           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Thomas R. Cambridge, the Chairman of the Board of Directors and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Annual Report on Form 10K of Parallel for the year ended December 31, 2002 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10K Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated: March 28, 2003



                                       /s/ Thomas R. Cambridge
                                       -----------------------------------------
                                       Thomas R. Cambridge, Chairman
                                       of the Board of Directors and Chief
                                       Executive Officer

                                                                    Exhibit 99.2




                                  CERTIFICATION


           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Steven D. Foster, Chief Financial Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Annual Report on Form 10K of Parallel for the year ended December 31, 2002 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10K Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated: March 28, 2003



                                       /s/ Steven D. Foster
                                       -----------------------------------------
                                       Steven D. Foster, Chief Financial Officer