Form 10-Q
period 2003-03-31
PARALLEL PETROLEUM CORP /DE/
filed 2003-05-14
CIK 750561

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                          ----------------------------
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2003 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to

                           --------------------------

                         COMMISSION FILE NUMBER 0-13305

                           --------------------------

                         PARALLEL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              75-1971716
        (State of other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification Number)

     1004 N. Big Spring, Suite 400,
         Midland, Texas                                     79701
(Address of principal executive offices)                 (Zip Code)

                                 (432) 684-3727
              (Registrant's telephone number, including area code)

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

                                   Yes X         No
                                      ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes          No X
                                                   ---

     At May 6, 2002, there were 21,143,406 shares of the Registrant's Common Stock, $0.01 par value, outstanding.

                                      INDEX



                         PART I. - FINANCIAL INFORMATION
                                                                          Page
                                                                           No.
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS

Reference is made to the succeeding pages for the following financial statements:

     -    Consolidated Balance Sheets as of December 31, 2002
              and March 31, 2003(unaudited)                                 1

     -    Unaudited Consolidated Statements of Operations
              for the three months ended March 31, 2002 and 2003            2

     -    Unaudited Consolidated Statements of Cash Flows
               for the three months ended March 31, 2002 and 2003           3

     -    Unaudited Consolidated Statements of Comprehensive Income (Loss)  4

     -    Notes to Consolidated Financial Statements                        5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                       19

ITEM 4.  CONTROLS AND PROCEDURES                                           20


                          PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                 21

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K                                   21

SIGNATURES                                                                 25

CERTIFICATIONS                                                      26 and 27

                                      (i)

                              PARALLEL PETROLEUM CORPORATION
                               CONSOLIDATED BALANCE SHEETS

                                                                                                 (audited)         (unaudited)
                                                                                                December 31,          March 31,
ASSETS                                                                                              2002                2003
                                                                                                -------------     --------------
Current assets:
  Cash and cash equivalents                                                                      $ 11,811,704       $  3,834,101
  Accounts receivable:
    Oil and gas                                                                                     3,071,315          5,045,575
    Others, net of allowance for doubtful account of  $12,681 in 2002 and 2003                        236,443            229,540
    Affiliate                                                                                           2,084                  -
                                                                                                -------------       ------------
                                                                                                    3,309,842          5,275,115
Income tax receivable                                                                                 832,590            832,590
Other assets                                                                                           78,675             55,125
Fair value of derivative instruments                                                                   21,884              2,784
                                                                                                -------------       ------------
         Total current assets                                                                      16,054,695          9,999,715
                                                                                                -------------       ------------
Property and equipment, at cost:
  Oil and gas properties, full cost method (Note 5)                                               146,679,503        152,274,021
  Other                                                                                             1,083,282          1,246,674
                                                                                                -------------       ------------
                                                                                                  147,762,785        153,520,695
  Less accumulated depreciation and depletion                                                     (62,074,559)       (63,746,018)
                                                                                                -------------       ------------

         Net property and equipment (Note 8)                                                       85,688,226         89,774,677
                                                                                                -------------       ------------
Other assets, net of accumulated amortization of $78,520  in 2002 and $43,996 in 2003                 608,410            585,626
                                                                                                -------------       ------------
                                                                                                 $102,351,331       $100,360,018
                                                                                                =============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                                       $  3,033,650       $  2,866,239
  Current maturities of long-term debt (Note 2)                                                     4,145,833          5,700,000
  Current maturity of derivative obligations                                                          335,829          1,286,654
                                                                                                -------------       ------------
                                                                                                    7,515,312          9,852,893
                                                                                                -------------       ------------
Long-term debt, excluding current maturities (Note 2)                                              45,604,167         37,050,000
Long-term asset retirement obligation (Note 8)                                                              -          1,727,165
Long-term maturity of derivative obligations (Note 6)                                                 103,745          1,188,086
Deferred tax liability                                                                              3,627,963          4,158,344

Stockholders' equity:
  Series A preferred stock -- par value $.10 per share
    (aggregate liquidation preference of $26)
    authorized 50,000 shares                                                                                -                  -
  Preferred stock -- $.60 cumulative convertible preferred
    stock -- par value of $.10 per share (aggregate liquidation preference of $10) authorized 10,000,000 shares, issued
    and outstanding 974,500 in 2002 and 2003                                                           97,450             97,450
  Common stock -- par value $.01 per share, authorized 60,000,000
    shares, issued and outstanding 21,143,406 in 2002 and 2003                                        211,434            211,434
  Additional paid-in capital                                                                       34,567,866         34,421,691
  Retained earnings                                                                                10,623,394         12,875,148
  Other comprehensive income (loss) net of tax (Note 6)                                                     -         (1,222,193)
                                                                                                -------------       ------------
Total stockholders' equity                                                                         45,500,144         46,383,530

Commitments and contingencies (Note 11)
                                                                                                -------------       ------------
                                                                                                 $102,351,331       $100,360,018
                                                                                                =============       ============

*The balance sheet as of December 31, 2002 has been derived from Parallel's audited financial statements.
The accompanying notes are an integral part of these financials.

                            PARALLEL PETROLEUM CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                                                            Three Months Ended March 31,
                                                                                           ------------------------------
                                                                                               2002             2003
                                                                                            ------------     -----------
Oil and gas revenues                                                                        $ 1,971,191      $ 8,492,792
                                                                                            ------------     -----------

Cost and expenses:
  Lease operating expense (Note 8)                                                              549,376        1,455,660
  General and administrative                                                                    349,764          801,768
  Depreciation, depletion and amortization                                                    1,354,630        2,065,691
                                                                                            -----------      -----------
    Total costs and expenses                                                                  2,253,770        4,323,119
                                                                                            -----------      -----------
    Operating income (loss)                                                                    (282,579)       4,169,673
                                                                                            -----------      -----------

Other income (expense), net:
  Equity in loss of First Permian, L.P.                                                        (316,293)               -
  Change in fair market value of derivatives (Note 6)                                          (339,858)        (202,457)
  Interest and other income                                                                      16,375           44,656
  Interest expense                                                                             (153,057)        (486,464)
  Other expense                                                                                (172,066)         (20,544)
                                                                                            -----------      -----------
    Total other expense, net                                                                   (964,899)        (664,809)
                                                                                            -----------      -----------
Income (loss) before income taxes                                                            (1,247,478)       3,504,864
Income tax (expense) benefit, net                                                               478,727       (1,191,654)
                                                                                            -----------      -----------

Net income (loss) before cumulative effect of change in accounting principle                   (768,751)       2,313,210
Cumulative effect on prior years of a change in accounting principle, less
  applicable income taxes of $31,659 (Note 8)                                                         -          (61,456)
                                                                                            -----------      -----------
    Net income (loss)                                                                          (768,751)       2,251,754
Cumulative preferred stock dividend                                                            (146,175)        (146,175)
                                                                                            -----------      -----------
    Net income (loss) available to common stockholders                                      $  (914,926)     $ 2,105,579
                                                                                            ===========      ===========

Net income (loss) per common share:
  Basic - before cumulative effect of a change in accounting principal                      $     (0.04)          $ 0.10
  Cumulative effect of a change in accounting principle, net of tax                                   -                -
                                                                                            -----------      -----------
  Basic - after cumulative effect of a change in acocounting principle                      $     (0.04)          $ 0.10
                                                                                            ===========      ===========

  Diluted - before cumulative effect of a change in accounting principle                    $     (0.04)          $ 0.09
  Cumulative effect of a change in accounting principle, net of tax                                   -                -
                                                                                            -----------      -----------
  Diluted - after cumulative effect of a change in accounting principle                     $     (0.04)          $ 0.09
                                                                                            ===========      ===========

Weighted average common share outstanding:
  Basic                                                                                      20,663,861       21,143,406
                                                                                            ===========      ===========
  Diluted                                                                                    20,663,861       24,038,049
                                                                                            ===========      ===========

The accompanying notes are an integral part of these financials.

                             PARALLEL PETROLEUM CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Unaudited)

                                                                                              Three Months Ended March 31,
                                                                                             ------------------------------
                                                                                                 2002             2003
                                                                                              ----------       -----------
Cash flows from operating activities:
  Net income (loss)                                                                           $ (768,751)     $  2,251,754

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and depletion                                                                 1,354,630         2,065,691
    Accretion expense                                                                                  -            33,835
    Equity in loss from investments in First Permian, L.P.                                       316,293                 -
    Change in fair value of derivative instruments                                               339,859           202,457
    Deferred income taxes                                                                       (478,727)        1,191,654
    Cumulative effect on prior years of a change in accounting principle, net of tax                   -            61,456
Changes in assets and liabilties:
  Other, net                                                                                     (11,865)           22,784
  Decrease (increase) in accounts receivables                                                    161,584        (1,965,273)
  Decrease in prepaid expenses and other                                                          95,571            23,550
  Decrease in accounts payable and accrued liabilities                                          (864,538)         (313,586)
  Purchase of derivative instruments                                                            (391,105)                -
                                                                                              ----------      ------------
    Net cash provided by (used in) operating activities                                         (247,049)        3,574,322
                                                                                              ----------      ------------

Cash flows from investing activities:
  Additions to property and equipment                                                         (2,785,855)       (4,572,325)
  Proceeds from disposition of property and equipment                                            365,380            20,400
                                                                                              ----------      ------------
    Net cash used in investing activities                                                     (2,420,475)       (4,551,925)
                                                                                              ----------      ------------

Cash flows from financing activities:
  Borrowings from bank line of credit                                                            565,589         3,173,625
  Payments on bank line of credit                                                                      -       (10,173,625)
                                                                                              ----------      ------------
    Net cash provided by (used in) financing activities                                          565,589        (7,000,000)
                                                                                              ----------      ------------

Net increase (decrease) in cash and cash equivalents                                          (2,101,935)       (7,977,603)

Beginning cash and cash equivalents                                                            3,351,044        11,811,704
                                                                                              ----------      ------------

Ending cash and cash equivalents                                                              $1,249,109      $  3,834,101
                                                                                              ==========      ============

Non-cash financing and investing activities:
  Oil and gas properties - FASB 143                                                                    -      $  1,205,985
  Accrued preferred stock dividend                                                             $ 146,175      $    146,175


The accompany notes are an integral part of these financials.

                 PARALLEL PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                          (unaudited)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------
                                                                          2002                  2003
                                                                      ------------           -----------
Net income (loss)                                                     $  (768,751)           $ 2,251,754

Oil and natural gas derivatives adjustments, net of tax                         -             (1,222,193)
                                                                      -----------            -----------

    Comprehensive income (loss), net of tax                           $  (768,751)           $ 1,029,561
                                                                      ===========            ===========





The accompanying notes are an integral part of these financials.

                        PARALLEL PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The financial information included herein, except the balance sheet as of December 31, 2002, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in Parallel's 2002 Form 10-K Report.

     Parallel accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123") as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), presents net income and earnings per share information as if the stock options issued since May 2, 2002 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model. No options were granted during quarter ending March 31, 2003.

     The SFAS 123 pro forma information for the three months ended March 31, 2002 and 2003 is as follows:

                                                                    Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                    2002            2003
                                                                 -----------     ----------
Net income (loss), as reported                                   $  (768,751)   $ 2,251,754
Add:  Stock-based employee compensation expense
  included in net income (loss), net of tax                               -              -
Deduct:  Stock-based employee compensation expense
  determined under fair value based method (SFAS 123),
  net of tax                                                        (376,700)       (47,658)
                                                                 -----------    -----------
     Net income (loss), pro forma                                $(1,145,451)   $ 2,204,096
                                                                 ===========    ===========

Basic:
Net income (loss) per common share, as reported                  $     (0.04)   $      0.10
                                                                 ===========    ===========
Net income (loss) per common share, pro forma                    $     (0.06)   $      0.10
                                                                 ===========    ===========

Diluted:
Net income (loss) per common share, as reported                  $     (0.04)   $      0.09
                                                                 ===========    ===========
Net income (loss) per common share, pro forma                    $     (0.06)   $      0.09
                                                                 ===========    ===========

NOTE 2. LONG TERM DEBT

Long-term debt consists of the following at March 31, 2003:

     Revolving Facility note payable to bank, at bank's base lending rate
     (4.5% at March 31, 2003)
                                                                                  $42,750,000
     Less: current maturities                                                       5,700,000
                                                                                  -----------

                                                                                  $37,050,000
                                                                                  ===========

Scheduled maturities of long-term debt at March 31, 2003 are as follows:

                        2003                                                      $ 3,562,500
                        2004                                                        8,550,000
                        2005                                                        8,550,000
                        2006                                                        8,550,000
                        2007                                                        8,550,000
                        2008                                                        4,987,500
                                                                                  -----------

                                                                                  $42,750,000
                                                                                  ===========

     Revolving Credit Facility. On July 19, 2002, Parallel entered into a loan agreement with First American Bank SSB to refinance its outstanding indebtedness. Under the facility, Parallel may borrow the lesser of $100,000,000 or the "borrowing base" then in effect. The loan agreement was amended and restated on December 20, 2002. The facility became syndicated with First American Bank SSB as the Joint Lead Arranger and Administrative Agent, BNP Paribas as Joint Lead Arranger and Syndication Agent, and Western National Bank as a Lender. The borrowing base at March 31, 2003, was $43,000,000 which at that date was collateralized with Parallel's oil and gas reserves. The total outstanding principal amount of Parallel's bank indebtedness at March 31, 2003 was $42,750,000, including $250,000 reserved for our Letters of Credit thus fully utilizing our borrowing base. Borrowings attributable to the oil and gas reserves are subject to redetermination semi-annually, on or about May 1 and November 1 of each year, beginning May 1, 2003. The bank may require a redetermination of the borrowing base and monthly commitment reduction at any time in its sole discretion. Monthly Commitment Reductions begin August 31, 2003 in an amount equal to the amount of the borrowing base on the day immediately preceeding the date of each such Monthly Commitment Reduction divided by the number of months then remaining prior to July 31, 2008. All indebtedness under the new Revolving Facility matures December 20, 2006.

     The unpaid principal balance for the Revolving Facility bears interest at the election of Parallel at a rate equal to (i) the bank's base lending rate, or
(ii) the libor rate plus a libor margin of

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

     Parallel is required to pay a commitment fee of one-quarter of one percent times the daily average of the unadvanced amount of the commitment. The commitment fee is payable quarterly in arrears on the last day of each calendar quarter beginning March 31, 2003.

     In addition to customary affirmative covenants, the loan agreement contains various restrictive covenants and compliance requirements, including:

          .    Maintaining certain financial requirements;
          .    Limitation on additional indebtedness;
          .    Prohibiting the payment of dividends on our common stock;
          .    Limitations on the disposition of assets;
          .    Prohibiting  liens  (other than in favor of the bank) to exist on any of our properties;
          .    Limitations  on  investments,   mergers,   forming  subsidiaries,
               affiliate transactions, changes in accounting methods, rental and lease payments and derivative transactions
          .    Limitations  on the purchase,  redemption or retirement of stock;
               and
          .    Limitations on hedging activities.

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

NOTE 4. INCOME TAX LIABILITY

     For the three months ended March 31, 2003, we recorded income tax expense of $1,191,654 resulting in a net deferred tax liability of $4,158,344. The income tax expense was largely due to Parallel generating taxable income in the current period.

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

     At March 31, 2003 our net book value of oil and gas properties, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time.

     Under the full cost accounting method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the three month period ended March 31, 2003 overhead costs capitalized were $263,607.

NOTE 6. DERIVATIVE INSTRUMENTS

     On May 24, 2002 we purchased put floors on volumes of 100,000 Mcf gas per month for a total of 700,000 Mcf during the seven month period from April 2003 through October 2003 at a floor price of $3.00 per Mcf for a total consideration of approximately $139,500. These derivatives are not held for trading purposes.

     A decrease in fair value of the put floors of $19,100 was recognized for the three months ended March 31, 2003 in the Consolidated Statements of Operations.

          The following table illustrates our put options.

                                                                                               Fair Value
                                                                 Floor                             at
             Period                 Commodity     Mcf Volume     Price     Cost of Floor     March 31, 2003
--------------------------------- ------------- --------------  -------- ----------------- --------------------
April 2003 thru October 2003       natural gas    700,000        $ 3.00      $ 139,500              $ 2,784



     For the year ended December 31, 2002, we used mark-to-market accounting for our hedge contracts. As of January 1, 2003 Parallel adopted hedge accounting for the costless collars, oil and gas swaps, and interest note swaps described below. The purpose of the hedge is to provide a measure of stability in our oil and gas prices and interest rate payments and to manage exposure to commodity price risk under existing sales contracts. Parallel's objective is to lock in a range of oil and gas prices and a fixed interest rate for certain notional amounts. This allows Parallel to forecast cash flows within a predictable range.

     During the terms of the hedge, the quarterly change in the fair value of the derivatives will be recorded in stockholders' equity as other comprehensive income (loss) and then reclassified to earnings when the production is sold. Ineffective portions of such hedges (changes in realized prices that do not match the changes in the hedge price) are recognized in earnings as they occur. While the hedge contract is open, the ineffective gain or loss may increase or reverse until settlement of the contract. As of March 31, 2003 there was no ineffective portion of the natural gas and interest rate hedges. On March 31, 2003 we recorded a charge of $183,357 to Other Income (expense) for the ineffective portion of the crude oil hedges.

     As of the quarter ended March 31, 2003, Parallel has reversed $1,061,925 from other compensation income (loss) and charged to earnings. During the twelve month period ended March 31, 2004, Parallel expects approximately $717,622 to be reversed out of other comprehensive income (loss) and recorded to earnings.

     We are exposed to credit risk in the event of nonperformance by BNP Paribas in its derivative instruments. However, we periodically assess its credit worthiness to mitigate this credit risk.

Costless Collar

     Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount the producer will receive for the oil or gas hedged. Calls are sold to offset or reduce the premium paid for buying the put. In January, 2003, we entered into a costless, seven-month Houston ship channel gas collar. Under terms of the gas collar, we will receive no less than $4.25 per MMBtu and no greater than $5.30 per MMBtu for the seven-month period of April, 2003 through October, 2003. A majority of our natural gas production is sold based on Houston ship channel prices. A recap for the period of time, number of MMBtu's and average gas prices is as follows:

                                                         Houston Ship Channel
                                                              gas prices
                                                      ----------------------------
                                          MMBtu of
           Period of Time              Natural Gas       Floor           Cap
------------------------------------- --------------- ------------- --------------
April 1, 2003 thru October 31, 2003       642,000        $ 4.25         $ 5.30


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

     In January and February, 2003, we entered into additional oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:


                                                                                           Houston Ship
                                             Barrels of     Nymex Oil        MMBtu of        Channel
              Period of Time                     Oil       Swap Prices     Natural Gas    Gas Swap Price
-------------------------------------------- ------------ ---------------  ------------- -----------------
February 1, 2003 thru March 31, 2003            88,500       $ 33.00              -            $    -

March 1, 2003 thru March 31, 2003                    -       $     -        279,000            $ 5.45

April 1, 2003 thru October 31, 2003                  -       $     -        214,000            $ 4.87

April 1, 2003 thru October 31, 2003                  -       $     -        428,000            $ 4.83

April 1,2003 thru December 31, 2003            275,000       $ 24.58              -            $    -

January 1,2004 thru December 31, 2004          329,400       $ 23.19              -            $    -

January 1,2005 thru December 31, 2005          292,000       $ 22.77              -            $    -

January 1, 2006 thru December 20, 2006         265,500       $ 23.04              -            $    -


Interest Rate Swaps

     In January, 2003, we entered into a 45-month libor fixed interest rate swap contract with BNP Paribas. We will receive a fixed interest rate, as noted on the table below, for the 45-month period beginning March 31, 2003 through December 20, 2006.

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

     A recap for the period of time, notional amounts, libor fixed interest rates, expected margin rates and expected fixed interest rates for the contract are as follows:

                                                                        Libor          Expected       Expected
                                                    Notional            Fixed           Margin          Fixed
                Period of Time                    Amounts (1)     Interest Rates (2)  Rates (3)   Interest Rates (4)
----------------------------------------------- ----------------- ------------------- ----------- ------------------
March 31, 2003 thru December 31, 2003               $ 35,000,000        1.675%          2.750%         4.425%

December 31, 2003 thru December 31, 2004            $ 30,000,000        2.660%          2.500%         5.160%

December 31, 2004 thru December 31, 2005            $ 20,000,000        4.050%          2.250%         6.300%

December 31, 2005 thru December 20, 2006            $ 10,000,000        4.050%          2.250%         6.300%


          (1) Based on the anticipated principal reductions under our credit facility.
          (2)  Parallel's swap contract with BNP Paribas.
          (3) Based on the anticipated borrowing base usage under our credit facility.
          (4) Total of the libor fixed interest rate plus the expected margin rate under our credit facility. Our loan agreement requires the interest rate to not be below 4.50%.

NOTE 7. NET INCOME PER COMMON SHARE

     Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed conversion of all potentially dilutive securities.

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                             -------------------------------
                                                                                                 2002             2003
                                                                                             -------------    --------------
Basic EPS Computation:
  Numerator-
    Net income (loss) before cumulative effect of a change
      in accounting principle                                                                $   (768,751)    $   2,313,210
    Cumulative effect of a change in accounting principle, net of tax                                   -           (61,456)
                                                                                             ------------     -------------
                                                                                                 (768,751)        2,251,754
    Preferred stock dividend                                                                     (146,175)         (146,175)
                                                                                             ------------     -------------

      Net income (loss) available to common stockholders                                        $(914,926)    $   2,105,579
                                                                                             ============     =============

Denominator-
Weighted average common shares outstanding                                                     20,663,861        21,143,406
                                                                                             ============     =============

Basic EPS:
    Net income (loss) before cumulative effect of a change                                   $      (0.04)    $        0.10
      in accounting principle
    Cumulative effect of a change in accounting principle, net of tax                                   -                 -
                                                                                             ------------     -------------
       Net income (loss)                                                                     $      (0.04)    $        0.10
                                                                                             ============     =============

Diluted EPS Computation:
  Numerator-
    Net income (loss) before cumulative effect of a change                                   $   (768,751)    $   2,313,210
      in accounting principle
    Cumulative effect of a change in accounting principle, net of tax                                   -           (61,456)
                                                                                             ------------     -------------
                                                                                                 (768,751)        2,251,754
    Preferred stock dividend                                                                     (146,175)                -
                                                                                             ------------     -------------

    Net income available to common stockholders                                              $   (914,926)    $   2,251,754
                                                                                             ============     =============

Weighted average common shares outstanding                                                     20,663,861        21,143,406
Employee stock options                                                                                  -           110,399
Preferred stock                                                                                         -         2,784,244
                                                                                             ------------     -------------
  Weighted average common shares for diluted earnings (loss)
    per share assuming conversion                                                              20,663,861        24,038,049
                                                                                             ============     =============
Diluted EPS:
    Net income (loss) before cumulative effect of a change                                   $      (0.04)    $        0.09
      in accounting principle
    Cumulative effect of a change in accounting principle, net of tax                                   -                 -
                                                                                             ------------     -------------
      Net income (loss)                                                                      $      (0.04)     $       0.09
                                                                                             ============     =============

     Convertible preferred stock equivalent shares for the three-month period ended March 31, 2002 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 8: ASSET RETIREMENT OBLIGATIONS

     On January 1, 2003 Parallel adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations "SFAS 143". Adoption of SFAS 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires Parallel to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating the additional cost through the unit-of-production method on the life of the asset. Parallel recorded additional oil and gas property costs of approximately $1,205,985, a reduction in accumulated depletion of $394,230, a non current liability of $1,693,330 and an after tax charge of approximately $61,456 for the cumulative effect on prior years for depreciation and accretion expense on the liability related to expected abandonment costs of its oil and natural gas properties. The accretion expense for the current quarter is approximately $33,835 and recorded as a charge to lease operating expense with a corresponding additional long-term liability.

     The following table summarizes Parallel's asset retirement obligation transactions during the three months ended March 31, 2003.

                                                        Three Months Ended
                                                          March 31, 2003
                                                        -------------------
Asset retirement obligation January 1, 2003                    $ 1,693,330

Accretion expense                                                   33,835

                                                        -------------------
Ending asset retirement obligation                             $ 1,727,165
                                                        ===================


     Prior years pro forma were not shown since the change was not significant.

NOTE 9: RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

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

     Parallel currently accounts for stock-based compensation in accordance with APB Opinion No. 25 which allows Parallel to recognize compensation expense only to the extent that the fair market value is greater than the option price.

     On April 22, 2003, the FASB announced its decision to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. The new guidelines have not been released to measure the cost according to the fair value of the options. Although the new guidelines have not been released, it is expected that they will be finalized and become effective in 2004. When final rules are announced, Parallel will assess the impact to our financial statements.

     FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. Initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosures about guarantees in financial statements for interim or annual periods ending after December 15, 2002. Parallel does not expect the adoption of FIN No. 45 to have a material impact on our consolidated financial statements.

     FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without financial support from other parties. Parallel does not expect the adoption of FIN No. 46 to have a material impact on our consolidated financial statements.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     At March 31, 2003, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on Parallel's financial position or results of operations. We are not aware of any other threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with our Financial Statements and the related notes.

OVERVIEW

Strategy

     Parallel's primary objective will be to increase the per share net asset value of its common stock through increasing reserves, production, cash flow and earnings. Parallel is shifting the balance of its investments from properties having high rates of production in early years to properties with more consistent production over a longer term. Parallel is reducing its drilling risks by dedicating a smaller portion of its capital to high risk projects, while reserving the majority of its available capital for exploitation and development drilling opportunities. Obtaining positions in long-lived oil and gas reserves will be given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. Parallel will also reduce risk by emphasizing acquisition possibilities over high risk exploration projects.

     During the latter part of 2002, we reduced the emphasis on high risk exploration efforts and started focusing on established geologic trends where we can utilize the engineering, operational, financial and technical expertise of our entire staff. Although we anticipate participating in exploratory drilling activities in the future, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are important criteria in the execution of our business plan. In summary, Parallel's new business plan will:

          .    focus on projects having less geological risk;
          .    entails less exploratory activity in the down dip Wilcox trend of our south Texas properties;
          .    emphasize exploitation and enhancement activities;
          .    focus on acquiring producing properties; and
          .    expand the scope of our operations by diversifying our
               exploratory and development efforts, both in and outside of our current areas of operation.

     Although the direction of Parallel's exploration and development activities has shifted from high risk exploratory activities to lower risk development opportunities, Parallel will continue its efforts, as it has in the past, to maintain low general and administrative expenses relative to the size of its overall operations, utilize advanced technologies, serve as operator in appropriate circumstances, and reduce operating costs.

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

     Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

          .    cash flow from operations,
          .    sales of our equity securities,
          .    bank borrowings, and
          .    industry joint ventures

     For the three months ended March 31, 2003, the sales price we received for our crude oil production (excluding hedges) averaged $32.60 per barrel compared with $26.66 per barrel for the three months ended December 31, 2002 and $21.20 per barrel for the three months ended March 31, 2002. The average sales price we received for natural gas for the three months ended March 31, 2003 (excluding hedges), was $5.82 per mcf compared with $4.17 per mcf for the three months ended December 31, 2002 and $2.25 per mcf for the three months ended March 31, 2002.

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

     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not accurately describe our condition. A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

                                                             ---------------------------------------------
                                                               12/31/2002      3/31/2002      3/31/2003
                                                              --------------  ------------- --------------
Production and prices:
  Oil (Bbls)                                                         39,071         30,161        153,578
  Natural gas (Mcf)                                                 853,074        590,650        781,751
  Equivalent barrels of oil (BOE)                                   181,250        128,603        283,870
  Equivalent barrels of oil (BOE) per day                             2,014          1,429          3,154

Prices:
  Bbls (unhedged)                                                   $ 26.66        $ 21.20        $ 32.60
  Bbls (hedged)                                                                                   $ 31.80
  Mcf (unhedged)                                                     $ 4.17         $ 2.25         $ 5.82
  Mcf (hedged)                                                                                     $ 4.62
  BOE (unhedged)                                                    $ 25.47        $ 15.33        $ 33.66
  BOE (hedged)                                                                                    $ 29.92


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

     The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices decline. If commodity prices deteriorate, it is possible that we could incur an impairment in 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002:

     Oil and Gas Revenues. Oil and gas revenues increased $6,521,601 or 331%, to $8,492,792 for the three months ended March 31, 2003, from $1,971,191 for the same period of 2002. The increase was primarily the result of a 121% increase in oil and gas production due to the Fullerton acquisition on December 20, 2002 and increased gas production at Cook Mountain and a 95% increase in the average sales price per BOE including hedges.

     Lease Operating Costs. Lease operating costs increased $906,284 or 165%, to $1,455,660 during the three months ended March 31, 2003, compared with $549,376 for the same period of 2002. The increase was primarily attributable to higher lease operating costs associated with the Fullerton acquisition and Diamond M operations.

     General and Administrative Expenses. General and administrative expenses increased by $452,004, or 129%, to $801,768 for the three months ended March 31, 2003 from $349,764 for the same period of 2002. The increase was primarily due to costs associated with additional personnel hired to implement the business plan.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") increased by $711,061, or 52%, to $2,065,691 for the three months ended March 31, 2003 compared with $1,354,630 for the same period of 2002 primarily because of a

121% increase in production volumes offset by a reduced depletion rate. The decrease in depletion rate when compared with the same quarter a year ago is attributable to an increase in net depletable property basis offset by an increase in reserves due to the Fullerton acquisition.

     Interest Expense. Interest expense increased $333,407, or 218%, to $486,464 for the three months ended March 31, 2003 compared with $153,057 for the same period of 2002 due to an increase in the bank borrowings associated with our property acquisitions.

     Interest and Other Income. Interest and other income increased $28,281, or 173% to $44,656 for the three month period ended March 31, 2003 compared to $16,375 for the same period of 2002 due to increased cash balances associated with the sale of Energen stock and increased cash flow.

     Income Tax Expense. Our effective tax rate for the three months ended March 31, 2003 is 34%. For further discussion see Note 4.

     Net Income (Loss). We reported net income of $2,251,754 for the three months ended March 31, 2003 compared to a loss of $768,751 for the same period in 2002. The increase of $3,020,505 or 393% is primarily due to higher product prices and increased production volumes due to the Fullerton acquisition and Cook Mountain discoveries.

     Cash flow from operations for the three months ended March 31, 2003 increased $3,821,371 to $3,574,322 compared with a net cash flow deficiency of $247,049 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce.

     Working capital decreased $8,392,561 as of March 31, 2003 compared with December 31, 2002. Current assets exceeded current liabilities by $146,822 at March 31, 2003 compared with $8,539,383 at December 31, 2002. Working capital decreased primarily due to the payment of $7,000,000 on our bank debt requirements, current derivative obligations and current maturities of long-term debt.

     We incurred net property costs of $4,572,325 for the three months ended March 31, 2003, primarily for our oil and gas property acquisition, development, and enhancement activities. Also added to our property basis were asset retirement costs of $1,205,985 for the adoption of SFAS 143 (see Note 8). The property acquisition, development and enhancement activities were financed by the utilization of cash flows provided by operations.

     Based on our projected oil and gas revenues and related expenses and available bank borrowings, we believe that we will have sufficient capital resources to fund normal operations, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends. We continually review and consider alternative methods of financing.

     The following table is a summary of significant contractual cash obligations:

                                                                              Obligation Due in Period
                                                 -------------------------------------------------------------------------
Contractual Cash Obligations                       2003       2004      2005      2006       2007      2008       Total
------------------------------------------------ ---------- --------- --------- ---------- --------- ---------  ----------
                                                                                  (000)
Revolving Credit Facility (Secured)                $ 3,563   $ 8,550   $ 8,550    $ 8,550   $ 8,550   $ 4,987    $ 42,750
Office Lease (One Marienfeld Place)                $    54   $    22   $     -    $     -   $     -   $     -    $     76
Office Lease (Dinero Plaza)                        $   102   $   102   $   102    $    68   $     -   $     -    $    374


TRENDS AND PRICES

     Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and gas. Please refer to Note 6 Derivative Instruments.

     Our capital expenditure budgets are highly dependent on future oil and gas prices and will be consistent with internally generated cash flows.

     During fiscal year 2002 the average sales price we received for our oil was approximately $24.59 per barrel while the average sales prices we received for natural gas was approximately $3.33 per thousand cubic feet ("Mcf"). For the three months ended March 31, 2003, the average price we received for our oil production was approximately $32.60 (unhedged) per Bbl, while the average price received at that same date for our natural gas production was approximately $5.82 per Mcf (unhedged).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our only financial instrument sensitive to changes in interest rates is our bank debt. Our annual interest costs in 2003 could fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in March, 2003.

                                       July          July         July          July         July          July
                                       2003          2004         2005          2006         2007          2008          Total
                                    ------------  ------------ ------------ ------------- ------------ -------------- -------------
                                                                   (In 000's, except interest rates)
Variable rate debt:
Revolving facility (secured)            $ 3,563       $ 8,550      $ 8,550       $ 8,550      $ 8,550        $ 4,987      $ 42,750
Average interest rate                     4.50%         4.50%        4.50%         4.50%        4.50%          4.50%


     At March 31, 2003, we had bank loans in the amount of $42,750,000 outstanding at an average interest rate of 4.50%. Borrowings under our new credit facility bear interest, at our election, at (i) the bank's base rate or
(ii) the Eurodollar rate, plus 2.75%, but in no event less than 4.50%. As a result, our annual interest costs in 2003 could fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2003, the impact on interest expense of a one-half of one percent change in the average interest rate above the 4.50% floor would be approximately $160,313 for the remainder of the year. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a low of $14.26 per barrel to a high of $29.57 per barrel during 2002. Natural gas prices we received during 2002 ranged from a low of $1.05 per Mcf to a high of $4.94 per Mcf. During the first quarter 2003 oil prices ranged from a low of $22.78 to a high of $35.95. Natural gas prices we received during 2003 ranged from a low of $1.98 per Mcf to a high of $7.92 per Mcf. A significant decline in the prices of natural gas or oil could have a material adverse effect on our financial condition and results of operations.

     Parallel periodically hedges a portion of its oil and natural gas and interest rate payments to manage exposure to commodity price risk under existing sales contracts. Our objective is to lock in a range of oil and gas prices and a fixed interest rate for certain notional amounts. This allows us to forecast cash flow within a predictable range. Parallel meets the objective by entering into costless collars and swap hedge contracts. For the remainder of fiscal 2003 hedged oil and natural gas volumes represent approximately 50% and 30% respectively of expected production from April thru December 2003.

     Additional information about Parallel's hedging activities can be found in
Note 6 on page 8 of this report.

ITEM 4. CONTROLS AND PROCEDURES

     On October 18, 2002, we supplemented our existing internal controls with the adoption and implementation of certain disclosure controls and procedures. The purpose of these additional disclosure controls and procedures is to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods prescribed by the SEC. Within 90 days before filing this report, the effectiveness of these disclosure controls and procedures was evaluated by our chief executive officer, Thomas R. Cambridge, and our chief financial officer, Steven D. Foster. Mr. Cambridge and Mr. Foster have concluded that our disclosure controls and procedures are effective for their intended purposes. As part of their evaluation, Mr. Cambridge and Mr. Foster also determined that there were no significant changes in internal controls or other factors that could significantly affect internal controls after the date of their evaluation. Following the signature page of this report, you will find certifications signed by Mr. Cambridge and Mr. Foster.

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

        10.11 Loan Agreement dated December 18, 2000, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit
                10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000.)

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

        10.26 Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to
                Exhibit 10.1 of Form 8-K of the Registrant, dated December 20,
                2002)

        10.27 First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P. Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to
                Exhibit 10.2 of Form 8-K of the Registrant, dated December 20,
                2002)

        10.28 Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to
                Exhibit 10.3 of Form 8-K of the Registrant, dated December 20,
                2002)

        21 Subsidiaries (Incorporated by reference to Exhibit 21 of Form 10-K of the Registrant for the fiscal year ended December 31,
                2002)

        *99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

        *99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

----------------
* Filed herewith.

(b) Reports on Form 8-K

     During the fiscal quarter ended March 31, 2003, we filed two reports on Form 8-K.

     In Form 8-K/A, Amendment No. 1, filed with the SEC on March 7, 2003, we reported the acquisition of oil and gas properties located in Andrews County, Texas in the Permian Basin of west Texas, which included statement of revenues and direct expense of the Fullerton Properties for the years ended December 31, 2000, 2001 and 2002. This Form 8-K/A Report amended our Form 8-K Report, dated December 20, 2002, and filed with the SEC on December 23, 2002. This initial report on Form 8-K also reported the acquisition of oil and gas properties located in Andrews County, Texas.

     On March 27, 2003, we filed Form 8-K, dated March 26, 2003, reporting matters under Item 9 - Regulation FD Disclosure, and Item 12 - Disclosure of Results of Operations and Financial Condition. This report included our March 26, 2003 press release announcing 2002 year-end financial results, fourth quarter results, capital investments, proved reserves and capital investment budget for the periods specified.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             PARALLEL PETROLEUM CORPORATION


                                             BY: /s/ Thomas R. Cambridge
Date:  May 14, 2003                          -----------------------------------
                                             Thomas R. Cambridge
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer



Date:  May 14, 2003                          BY: /s/ Steven D. Foster
                                             -----------------------------------
                                             Steven D. Foster
                                             Chief Financial Officer

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


Date: May 14, 2003

                                           /s/ Steven D. Foster
                                          ------------------------------------
                                          Steven D. Foster
                                          Chief Financial Officer

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


Date: May 14, 2003
                                          /s/ Thomas R. Cambridge
                                          --------------------------------------
                                          Thomas R. Cambridge
                                          Chief Executive Officer

                                INDEX TO EXHIBITS


(a)  Exhibits

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

        10.11 Loan Agreement dated December 18, 2000, between the Registrant and Bank One, Texas, N.A. (Incorporated by reference to Exhibit
                10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000.)

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

        10.26 Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to
                Exhibit 10.1 of Form 8-K of the Registrant, dated December 20,
                2002)

        10.27 First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P. Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to
                Exhibit 10.2 of Form 8-K of the Registrant, dated December 20,
                2002)

        10.28 Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to
                Exhibit 10.3 of Form 8-K of the Registrant, dated December 20,
                2002)

        21 Subsidiaries (Incorporated by reference to Exhibit 21 of Form 10-K of the Registrant for the fiscal year ended December 31,
                2002)

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

                                                                 EXHIBIT 99.1


                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Thomas R. Cambridge, the Chairman of the Board of Directors and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10Q of Parallel for the quarter ended March 31, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated: May 14, 2003

                                     /s/ Thomas R. Cambridge
                                     -------------------------------------------
                                     Thomas R. Cambridge, Chairman
                                     of the Board of Directors and Chief
                                     Executive Officer

                                                                  EXHIBIT 99.2


                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Steven D. Foster, the Chief Financial Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10Q of Parallel for the quarter ended March 31, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated:  May 14, 2003


                                     /s/ Steven D. Foster
                                     -----------------------------------------
                                     Steven D. Foster, Chief Financial Officer