Form 10-Q
period 2003-06-30
PARALLEL PETROLEUM CORP /DE/
filed 2003-08-14
CIK 750561

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                          ----------------------------
(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2003 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition period from ___________ to ____________

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

                         Yes             No X


        At August 5, 2003, 21,150,406 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION
                                                                           Page
                                                                            No.
ITEM 1.    FINANCIAL STATEMENTS

Reference is made to the succeeding pages for the following consolidated financial statements:

     -    Consolidated  Balance Sheets as of December 31, 2002
          and June 30, 2003 (unaudited)                                     3

     -    Unaudited  Consolidated  Statements of Operations for
          the three months and six months ended June 30, 2002
          and 2003                                                          4

     -    Unaudited  Consolidated  Statements  of Cash  Flows for
          the six months ended June 30, 2002 and 2003                       5

     -    Unaudited  Consolidated  Statements  of  Comprehensive
          Income for the three  months and six months ended
          June 30, 2002 and 2003                                            6

     -    Notes to Consolidated Financial Statements                        7

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                15

ITEM    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                                        23

ITEM 4. CONTROLS AND PROCEDURES                                            23

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                  24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   25

SIGNATURES                                                                 29

ITEM 1.  FINANCIAL STATEMENTS

                         PARALLEL PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   (audited)          (unaudited)
                                                                                                  December 31,         June 30,
ASSETS                                                                                                2002               2003
                                                                                                  ------------       ------------
Current assets:
  Cash and cash equivalents                                                                       $ 11,811,704       $  5,960,401
  Accounts receivable:
    Oil and gas                                                                                      3,071,315          4,680,644
    Others, net of allowance for doubtful account of $12,681 in 2002 and 2003                          236,443            355,485
    Affiliate                                                                                            2,084              1,943
                                                                                                  ------------       ------------
                                                                                                     3,309,842          5,038,072
  Income tax receivable                                                                                832,590            832,590
  Other assets                                                                                          78,675            189,557
  Fair value of derivative instruments                                                                  21,884                484
                                                                                                  ------------       ------------
      Total current assets                                                                          16,054,695         12,021,104
                                                                                                  ------------       ------------
Property and equipment, at cost:
  Oil and gas properties, full cost method (Note 5)                                                146,679,503        155,121,203
  Other                                                                                              1,083,282          1,375,378
                                                                                                  ------------       ------------
                                                                                                   147,762,785        156,496,581
  Less accumulated depreciation and depletion                                                      (62,074,559)       (65,735,214)
                                                                                                  ------------       ------------
      Net property and equipment (Note 8)                                                           85,688,226         90,761,367
                                                                                                  ------------       ------------
Other assets, net of accumulated amortization of $78,520 in 2002 and $88,439 in 2003                   608,410            688,552
                                                                                                  ------------       ------------
                                                                                                  $102,351,331       $103,471,023
                                                                                                  ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                                        $  3,033,650       $  3,219,709
  Current maturities of long-term debt (Note 2)                                                      4,145,833          7,837,500
  Current maturity of derivative obligations                                                           335,829          1,840,035
                                                                                                  ------------       ------------
                                                                                                     7,515,312         12,897,244
                                                                                                  ------------       ------------
Long-term debt, excluding current maturities (Note 2)                                               45,604,167         34,912,500
Long-term asset retirement obligation (Note 8)                                                               -          1,777,077
Long-term maturity of derivative obligations (Note 6)                                                  103,745          1,603,562
Deferred tax liability                                                                               3,627,963          4,181,501

Stockholders' equity:
  Series A preferred stock -- par value $.10 per share (aggregate liquidation preference of $26)
    authorized 50,000 shares                                                                                 -                  -
  Preferred stock -- $.60 cumulative convertible preferred
    stock -- par value of $.10 per share (aggregate liquidation preference of $10) authorized 10,000,000 shares, issued
    and outstanding 974,500 in 2002 and 2003                                                            97,450             97,450
  Common stock -- par value $.01 per share, authorized 60,000,000
    shares, issued and outstanding 21,143,406 in 2002 and 21,150,406 in 2003                           211,434            211,504
  Additional paid-in capital                                                                        34,567,866         34,288,137
  Retained earnings                                                                                 10,623,394         15,546,238
  Other comprehensive income (loss) net of tax (Note 6)                                                      -         (2,044,190)
                                                                                                  ------------       ------------
Total stockholders' equity                                                                          45,500,144         48,099,139

Commitments and contingencies (Note 10)
                                                                                                  ------------       ------------
                                                                                                  $102,351,331       $103,471,023
                                                                                                  ============       ============

*The balance sheet as of December 31, 2002 has been derived from Parallel's audited financial statements. The accompanying notes are an integral part of these financials.

                      PARALLEL PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                                      ------------------------------   ----------------------------
                                                                          2002             2003           2002             2003
                                                                      ------------      ------------   -----------     ------------
Oil and gas revenues                                                   $  2,808,807    $  8,531,974   $  4,779,998     $ 17,024,766
                                                                       ------------    ------------   ------------     ------------

Cost and expenses:
  Lease operating expense (Note 8)                                          721,614       2,185,196      1,270,990        3,640,856
  General and administrative, includes $1,471,000
    for incentive awards in 2002                                          1,974,686         968,154      2,324,450        1,769,922
  Depreciation, depletion and amortization                                1,333,166       1,989,194      2,687,796        4,054,885
                                                                       ------------    ------------   ------------     ------------
    Total costs and expenses                                              4,029,466       5,142,544      6,283,236        9,465,663
                                                                       ------------    ------------   ------------     ------------
    Operating income (loss)                                              (1,220,659)      3,389,430     (1,503,238)       7,559,103
                                                                       ------------    ------------   ------------     ------------

Other income (expense), net:
  Equity in income of First Permian, L.P., includes a
    $31,082,041 gain on sale of substantially all net assets             31,082,041               -     30,765,748                -
  Change in fair market value of derivatives (Note 6)                       (54,974)        274,291       (394,832)          71,834
  Interest and other income                                                  21,066           1,336         37,441           45,992
  Dividend income                                                           163,378               -        163,378                -
  Interest expense                                                         (158,207)       (521,891)      (311,264)      (1,008,355)
  Other expense                                                            (107,582)        (25,466)      (279,648)         (46,010)
                                                                       ------------    ------------   ------------     ------------
    Total other income (expense), net                                    30,945,722        (271,730)    29,980,823         (936,539)
                                                                       ------------    ------------   ------------     ------------
Income before income taxes                                               29,725,063       3,117,700     28,477,585        6,622,564
Income tax (expense), net                                               (10,063,560)       (446,610)    (9,584,833)      (1,638,264)
                                                                       ------------    ------------   ------------     ------------

Net income before cumulative effect of change in accounting principle    19,661,503       2,671,090     18,892,752        4,984,300
Cumulative effect on prior years of a change in accounting principle,
  lessapplicable income taxes of $31,659 (Note 8)                                 -               -              -          (61,456)
                                                                       ------------    ------------   ------------     ------------
    Net income                                                           19,661,503       2,671,090     18,892,752        4,922,844
Cumulative preferred stock dividend                                        (146,175)       (146,175)      (292,350)        (292,350)
                                                                       ------------    ------------   ------------     ------------
    Net income available to common stockholders                        $ 19,515,328    $  2,524,915   $ 18,600,402     $  4,630,494
                                                                       ============    ============   ============     ============

Net income per common share:
  Basic - before cumulative effect of a change in accounting principal       $ 0.94          $ 0.12         $ 0.90           $ 0.22
  Cumulative effect of a change in accounting principle, net of tax               -               -              -                -
                                                                       ------------    ------------   ------------     ------------
  Basic - after cumulative effect of a change in acocounting principle       $ 0.94          $ 0.12         $ 0.90           $ 0.22
                                                                       ============    ============   ============     ============

  Diluted - before cumulative effect of a change in accounting principle     $ 0.84          $ 0.11         $ 0.80           $ 0.20
  Cumulative effect of a change in accounting principle, net of tax               -               -              -                -
                                                                       ------------    ------------   ------------     ------------
  Diluted - after cumulative effect of a change in accounting principle      $ 0.84          $ 0.11         $ 0.80           $ 0.20
                                                                       ============    ============   ============     ============
Weighted average common share outstanding:
  Basic                                                                  20,663,861      21,144,650     20,663,861       21,144,028
                                                                       ============    ============   ============     ============
  Diluted                                                                23,541,120      24,078,413     23,571,736       24,051,398
                                                                       ============    ============   ============     ============


The accompanying notes are an integral part of these financials.

                              PARALLEL PETROLEUM CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Unaudited)

                                                                                               Six Months Ended June 30,
                                                                                           -----------------------------------
                                                                                                2002               2003
                                                                                           ----------------  -----------------
Cash flows from operating activities:
  Net income                                                                                 $ 18,892,752       $  4,922,844

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and depletion                                                                  2,687,796          4,054,885
    Accretion expense                                                                                   -             68,361
    Equity in income of First Permian, L.P. net of
      cash distributions of $5,501,703                                                        (25,264,046)                 -
    Change in fair value of derivative instruments                                                394,832            (71,834)
    Deferred income taxes                                                                       9,584,833          1,638,264
    Cumulative effect on prior years of a change in accounting principle, net of tax                    -             61,456
Changes in assets and liabilities:
  Other, net                                                                                       24,424            (80,142)
  Increase in accounts receivables                                                               (155,393)        (1,728,230)
  Increase in prepaid expenses and other assets                                                  (662,252)          (110,882)
  (Decrease) Increase in accounts payable and accrued liabilities                                (840,703)           186,059
  Accrued bonus payable                                                                         1,201,172                  -
  Purchase of derivative instruments                                                             (530,605)                 -
                                                                                             ------------       ------------
     Net cash provided by operating activities                                                  5,332,810          8,940,781
                                                                                             ------------       ------------

Cash flows from investing activities:
  Additions to property and equipment                                                          (6,781,897)        (7,532,825)
  Proceeds from disposition of property and equipment                                             572,799             20,400
                                                                                             ------------       ------------
     Net cash used in investing activities                                                     (6,209,098)        (7,512,425)
                                                                                             ------------       ------------

Cash flows from financing activities:
  Borrowings from bank line of credit                                                             865,589          3,173,625
  Payments on bank line of credit                                                                (715,589)       (10,173,625)
  Proceeds from exercise of stock options                                                               -             12,691
  Payment of preferred stock dividend                                                            (292,350)          (292,350)
                                                                                             ------------       ------------
    Net cash used in financing activities                                                        (142,350)        (7,279,659)
                                                                                             ------------       ------------
 Net decrease in cash and cash equivalents                                                     (1,018,638)        (5,851,303)

Beginning cash and cash equivalents                                                             3,351,044         11,811,704
                                                                                             ------------       ------------

Ending cash and cash equivalents                                                             $  2,332,406       $  5,960,401
                                                                                             ============       ============

Non-cash financing and investing activities:
  Non-cash proceeds from sale of investment                                                 $ (25,580,339)      $          -
  Unrealized gain on investment in securities                                               $     (93,359)      $          -
  Accrued asset retirement obligation related to oil and gas properties                     $           -       $  1,221,371
  Accrued preferred stock dividend                                                          $      24,363       $     24,363

The accompany notes are an integral part of these financials.

              PARALLEL PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                       (unaudited)

                                                                  THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------------      -----------------------------
                                                                   2002                  2003               2002           2003
                                                                -------------       -------------      --------------  -------------
Net income                                                      $ 19,661,503         $ 2,671,090        $ 18,892,752    $ 4,922,844

Oil, natural gas and interest rate derivatives
adjustments, net of tax                                                    -            (821,997)                 -      (2,044,190)
                                                                ------------         -----------        ------------    -----------
Comprehensive income, net of tax                                $ 19,661,503         $ 1,849,093        $ 18,892,752    $ 2,878,654
                                                                ============         ===========        ============    ===========



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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in our 2002 Form 10-K.

        We account for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123") as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), presents net income and earnings per share information as if the stock options issued since May 2, 2002 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model. A total of 180,000 options were granted during quarter ending June 30, 2003.

        The SFAS 123 pro forma information for the three months and six months ended June 30, 2002 and 2003 is as follows:

                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
                                                               -------------------------------  --------------------------------
                                                                    2002            2003             2002             2003
                                                               ---------------- --------------  ---------------- ---------------
Net income (loss), as reported                                    $ 19,661,503   $  2,671,090      $ 18,892,752    $  4,922,844
Add:  Stock-based employee compensation expense
  included in net income (loss), net of tax                                  -              -                 -               -
Deduct:  Stock-based employee compensation expense
  determined under fair value based method (SFAS 123),
  net of tax                                                          (339,567)       (61,754)         (716,267)       (109,412)
                                                                  ------------   ------------      ------------    ------------
     Net income (loss), pro forma                                 $ 19,321,936   $  2,609,336      $ 18,176,485    $  4,813,432
                                                                  ============   ============      ============    ============

Basic:
  Net income (loss) per common share, as reported                       $ 0.94         $ 0.12            $ 0.90          $ 0.22
                                                                  ============   ============      ============    ============
  Net income (loss) per common share, pro forma                         $ 0.92         $ 0.11            $ 0.86          $ 0.21
                                                                  ============   ============      ============    ============

Diluted:
  Net income (loss) per common share, as reported                       $ 0.84         $ 0.11            $ 0.80          $ 0.20
                                                                  ============   ============      ============    ============
  Net income (loss) per common share, pro forma                         $ 0.82         $ 0.10            $ 0.77          $ 0.20
                                                                  ============   ============      ============    ============


NOTE 2. LONG TERM DEBT

Long-term debt consists of the following at June 30, 2003:
Revolving Facility note payable to bank, at bank's base lending rate
(4.5% at June 30, 2003)
                                                                                  $42,750,000
Less: current maturities                                                            7,837,500
                                                                                  -----------

                                                                                  $34,912,500
                                                                                  ===========

Scheduled maturities of long-term debt at June 30, 2003 are as follows:

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
                                                                                  -----------

                                                                                  $42,750,000
                                                                                  ===========

        Revolving Credit Facility. Under our revolving credit facility, we may borrow the lesser of $100,000,000 or the "borrowing base" then in effect. The borrowing base at June 30, 2003, was $45,000,000, which is secured by substantially all of our oil and gas reserves. The total outstanding principal amount of our bank indebtedness at June 30, 2003 was $42,750,000, excluding $250,000 reserved for our letters of credit, leaving an availability of $2,000,000 on our borrowing base. The borrowing base is subject to redetermination semi-annually, on or about May 1 and November 1 of each year. The bank may also require a redetermination of the borrowing base and monthly commitment reduction at any time in its sole discretion. Monthly commitment reductions begin August 31, 2003 in an amount equal to the amount of the borrowing base on the day immediately preceeding the date of each such monthly commitment reduction divided by the number of months then remaining prior to July 31, 2008. All indebtedness under the revolving facility matures December 20, 2006.

        The unpaid principal balance of our outstanding borrowings bears interest at our election at a rate equal to (i) the bank's base lending rate, or
(ii) the libor rate plus a libor margin of

          2.75% per annum whenever the borrowing base usage is equal to or greater than 75%;

          2.50% per annum whenever the borrowing base usage is equal to or greater than 50% but less than 75%;

          2.25% per annum whenever the borrowing base usage is less than 50%.

        However, the interest rate may never be less than 4.50%. Interest on borrowings bearing interest at the libor rate is due and payable on the day on which the related libor interest period ends or if the interest period is longer than three months, at three month intervals. Interest on borrowings bearing interest at the base rate is due and payable on the last day of each month.

        We are required to pay a commitment fee of one-quarter of one percent times the daily average of the unadvanced amount of the commitment. The commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

        In addition to customary affirmative covenants, the loan agreement contains various restrictive covenants and compliance requirements, including:

          o    maintaining certain financial requirements;

          o    limitation on additional indebtedness;

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

          o    limitations  on the purchase,  redemption or retirement of stock;
               and

          o    limitations on hedging activities.

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

NOTE 4. INCOME TAX LIABILITY

        For the six months ended June 30, 2003, we recorded income tax expense of $1,638,264 resulting in a net deferred tax liability of $4,181,501. Our income tax expense was largely due to generating taxable income in the current period. Our effective tax rate for the six months ended June 30, 2003 was 25%, which is less than the expected rate of 37% due to the recognition of state income tax, net operating loss carryover and certain federal income tax credits not previously recognized.

NOTE 5. FULL COST CEILING TEST

        We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely. The net book value of oil and gas properties, less related deferred income taxes over the ceiling, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that such excess above the ceiling would not have existed if the increased prices were used in the calculations.

        At June 30, 2003 the net book value of our oil and gas properties, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time.

        Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the six month period ended June 30, 2003 overhead costs capitalized were $430,780.

NOTE 6. DERIVATIVE INSTRUMENTS

General

        For the year ended December 31, 2002, we used mark-to-market accounting for our hedge contracts. As of January 1, 2003 we adopted hedge accounting for the costless collars, oil and gas swaps, and interest rate swaps described below. We continued market-to-market accounting for our put positions described below. The purpose of our hedges is to provide a measure of stability in our oil and gas prices and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and gas prices and a fixed interest rate for certain notional amounts.

        During the terms of a hedge, the quarterly change in the fair value of the derivatives is recorded in stockholders' equity as other comprehensive income (loss) and then transferred to earnings when the production is sold. Ineffective portions of hedges (changes in realized prices that do not match the changes in the hedge price) are recognized in earnings as they occur. While the hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract. For the six months ended June 30, 2003, there was no ineffective portion of our natural gas and interest rate hedges. For the six months ended June 30, 2003, we recorded a cumulative charge of $103,473 to other income (expense) for the ineffective portion of the crude oil hedges.

        For the six months ended June 30, 2003, $251,017 was transferred from comprehensive income (loss) and charged to earnings along with the expiration of the associated hedge contracts. During the twelve month period ended June 30, 2004, we expect approximately $1,023,647 to be transferred out of other comprehensive income (loss) and charged to earnings.

        We are exposed to credit risk in the event of nonperformance by BNP Paribas in its derivative instruments. However, we periodically assess its credit worthiness to mitigate this credit risk.

Interest Rate Sensitivity

        In January, 2003, we entered into a 45-month libor fixed interest rate swap contract with BNP Paribas. We will receive a fixed interest rate, as noted in the table below, for the 45-month period beginning June 30, 2003 through December 20, 2006.

        Under our revolving credit facility, we may elect an interest rate based upon the agent lender's base lending rate, or the libor rate, plus a margin ranging from 2.25% to 2.75% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%.

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


-------------------------------
    (1)Based on the anticipated principal reductions under our credit facility.
    (2)Our swap contract with BNP Paribas.
    (3)Based on the anticipated borrowing base usage under our credit facility.
    (4)Total of the libor fixed interest rate plus the expected margin rate under our credit facility. Our credit agreement requires the interest rate to not be below 4.50%.

Commodity Price Sensitivity

        Puts. On May 24, 2002 we purchased put floors on volumes of 100,000 Mcf per month for a total of 700,000 Mcf during the seven month period from April, 2003 through October, 2003 at a floor price of $3.00 per Mcf for a total consideration of approximately $139,500. These derivatives are not held for trading purposes.

        A decrease in fair value of the put floors of $21,400 was recognized for the six months ended June 30, 2003 in the Consolidated Statements of Operations.

        The following table illustrates our put options.

                                                                                          Fair Value
                                                               Floor                          at
            Period                Commodity     Mcf Volume     Price     Cost of Floor  June 30, 2003
------------------------------- ------------  --------------- --------- --------------- ---------------
April 2003 thru October 2003     natural gas      700,000      $ 3.00       $ 139,500           $ 484


        Costless Collars. Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount the producer will receive for the oil or gas hedged. Calls are sold to offset or reduce the premium paid for buying the put. In January and June, 2003, we entered into several costless, seven-month Houston ship channel gas collars. A majority of our natural gas production is sold based on Houston ship channel prices. A recap for the period of time, number of MMBtu's and average gas prices is as follows:

                                                               Houston Ship Channel
                                                                  Gas Prices
                                                            ---------------------------
                                              MMBtu of
              Period of Time                 Natural Gas       Floor          Cap
------------------------------------------- --------------  ------------  -------------
April 1, 2003 thru October 31, 2003               642,000        $ 4.25         $ 5.30

November 1, 2003 thru March 31, 2004              302,000        $ 5.70         $ 6.80


        Subsequent to June 30, 2003, we added additional Houston Ship Channel costless collars for November 1, 2003 through March 31, 2004 on 151,000 MMbtu of gas with a floor of $4.90 and a cap of $6.15.

        Swaps. Generally, swaps are an agreement to buy or sell a specified commodity for delivery in the future, but at an agreed fixed price. Swap transactions convert a floating price into a fixed price. For any particular swap transaction, the counterparty is required to make a payment to the hedge party if the reference price for any settlement period is less than the swap price for such hedge, and the hedge party is required to make a payment to the counterparty if the reference price for any settlement period is greater than the swap price for such hedge.

        In January and February, 2003, we entered into additional oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:

                                                                                           Houston Ship
                                             Barrels of     Nymex Oil        MMBtu of        Channel
              Period of Time                     Oil       Swap Prices     Natural Gas    Gas Swap Price
-------------------------------------------- ------------ ---------------  ------------- -----------------
April 1, 2003 thru October 31, 2003                    -             $ -        214,000            $ 4.87

April 1, 2003 thru October 31, 2003                    -             $ -        428,000            $ 4.83

April 1,2003 thru December 31, 2003              275,000         $ 24.58              -               $ -

January 1,2004 thru December 31, 2004            329,400         $ 23.19              -               $ -

January 1,2005 thru December 31, 2005            292,000         $ 22.77              -               $ -

January 1, 2006 thru December 20, 2006           265,500         $ 23.04              -               $ -


        Subsequent to June 30, 2003, we added additional Nymex oil swaps for October 1, 2003 through December 31, 2003 on 18,400 Bbls for $30.27 per Bbl and for January 1, 2004 through March 31, 2004 on 18,200 Bbls for $28.51 per Bbl.

NOTE 7. NET INCOME PER COMMON SHARE

        Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed conversion of all potentially dilutive securities.

                                                                               Three Months Ended               Six Months Ended
                                                                                    June 30,                        June 30,
                                                                       ------------------------------- -----------------------------
                                                                            2002            2003            2002            2003
                                                                       --------------- --------------- ------------- ---------------
Basic EPS Computation:
  Numerator-
    Net income before cumulative effect of a change
      in accounting principle                                              $19,661,503   $ 2,671,090     $18,892,752    $ 4,984,300
    Cumulative effect of a change in accounting principle,
      net of tax                                                                     -             -               -        (61,456)
                                                                           -----------   -----------     -----------    -----------
                                                                            19,661,503     2,671,090      18,892,752      4,922,844
  Preferred stock dividend                                                    (146,175)     (146,175)       (292,350)      (292,350)
                                                                           -----------   -----------     -----------    -----------
      Net income available to common stockholders                          $19,515,328   $ 2,524,915     $18,600,402    $ 4,630,494
                                                                           ===========   ===========     ===========    ===========
  Denominator-
Weighted average common shares outstanding                                  20,663,861    21,144,650      20,663,861     21,144,028
                                                                           ===========   ===========     ===========    ===========
Basic EPS:
  Net income before cumulative effect of a change                               $ 0.94        $ 0.12          $ 0.90         $ 0.22
    in accounting principle
  Cumulative effect of a change in accounting principle,
    net of tax                                                                       -             -               -              -
                                                                           -----------   -----------     -----------    -----------
      Net income                                                                $ 0.94        $ 0.12          $ 0.90         $ 0.22
                                                                           ===========   ===========     ===========    ===========
 iluted EPS Computation:
  Numerator-
    Net income before cumulative effect of a change                        $19,661,503   $ 2,671,090     $18,892,752    $ 4,984,300
      in accounting principle
    Cumulative effect of a change in accounting principle,
      net of tax                                                                     -             -               -        (61,456)
                                                                           -----------   -----------     -----------    -----------
                                                                            19,661,503     2,671,090      18,892,752      4,922,844
    Preferred stock dividend                                                         -             -               -              -
                                                                           -----------   -----------     -----------    -----------

    Net income available to common stockholders                            $19,661,503   $ 2,671,090     $18,892,752    $ 4,922,844
                                                                           ===========   ===========     ===========    ===========

Weighted average common shares outstanding                                  20,663,861    21,144,650      20,663,861     21,144,028
Employee stock options                                                          93,015       149,519         123,631        123,126
Preferred stock                                                              2,784,244     2,784,244       2,784,244      2,784,244
                                                                           -----------   -----------     -----------    -----------
  Weighted average common shares for diluted earnings
    per share assuming conversion                                           23,541,120    24,078,413      23,571,736     24,051,398
                                                                           ===========   ===========     ===========    ===========

Diluted EPS:
    Net income before cumulative effect of a change                             $ 0.84        $ 0.11          $ 0.79         $ 0.20
      in accounting principle
    Cumulative effect of a change in accounting principle,
      net of tax                                                                     -             -               -              -
                                                                           -----------   -----------     -----------    -----------
         Net income                                                             $ 0.84        $ 0.11          $ 0.79         $ 0.20
                                                                           ===========   ===========     ===========    ===========


NOTE 8: ASSET RETIREMENT OBLIGATIONS

        On January 1, 2003 we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations "SFAS 143". Adoption of SFAS 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires us to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset, depreciating the additional cost through the unit-of-production method on the life of the asset. Through June 30, 2003 we recorded additional oil and gas property costs, net of disposals, of $1,221,371, a reduction in accumulated depletion of $394,230, a non-current liability of $1,708,716 and an after tax charge of $61,456 for the cumulative effect on prior years for depreciation and accretion expense on the liability related to expected abandonment costs of our oil and natural gas properties. The accretion expense for the current quarter is $34,526 and recorded as a charge to lease operating expense with a corresponding additional long-term liability.

        The following table summarizes our asset retirement obligation transactions during the three months and six months ended June 30, 2003.

                                                        Three Months Ended         Six Months Ended
                                                          June 30, 2003             June 30, 2003
                                                     ------------------------- -------------------------
Beginning asset retirement obligation                             $ 1,727,165               $ 1,693,330

Additions related to new properties                                    16,074                    16,074

Deletions related to property disposals                                  (688)                     (688)

Accretion expense                                                      34,526                    68,361

                                                     ------------------------- -------------------------
Ending asset retirement obligation                                $ 1,777,077               $ 1,777,077
                                                     ========================= =========================

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

        We currently account for stock-based compensation in accordance with APB Opinion No. 25 which requires us to recognize compensation expense only to the extent that the fair market value is greater than the option price at the date of grant.

        On April 22, 2003, the FASB announced its decision to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. The new guidelines have not been released to measure the cost according to the fair value of the options. Although the new guidelines have not been released, it is expected that they will be finalized and become effective in 2004. When final rules are announced, we will assess the impact to our consolidated financial statements.

        FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. Initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 also requires disclosures about guarantees in financial statements for interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN No. 45 to have a material impact on our consolidated financial statements.

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

        In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of FAS 150 to have a material impact on our consolidated financial statements.

NOTE 10.COMMITMENTS AND CONTINGENCIES

        At June 30, 2003, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on our financial position or results of operations. We are not aware of any threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes.

OVERVIEW

Strategy

        Our primary objective is to increase the per share net asset value of our common stock through increasing reserves, production, cash flow and earnings. We are shifting the balance of our investments from properties having high rates of production in early years to properties with more consistent production over a longer term. We attempt to reduce our financial risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for exploitation and development drilling opportunities. Obtaining positions in long-lived oil and gas reserves will be given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. We also attempt to further reduce risk by emphasizing acquisition possibilities over high risk exploration projects.

        During the latter part of 2002, we reduced our emphasis on high risk exploration efforts and started focusing on established geologic trends where we can utilize the engineering, operational, financial and technical expertise of our entire staff. Although we anticipate participating in exploratory drilling activities in the future, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are important criteria in the execution of our business plan. In summary, our business plan:

        o       focuses on projects having less geological risk;

        o entails less exploratory activity in the down dip Wilcox trend of our south Texas properties;

        o       emphasizes exploitation and enhancement activities;

        o       focuses on acquiring producing properties; and

        o expands the scope of our operations by diversifying our exploratory and development efforts, both in and outside of our current areas of operation.

        Although the direction of our exploration and development activities has shifted from high risk exploratory activities to lower risk development opportunities, we will continue our efforts, as we have in the past, to maintain low general and administrative expenses relative to the size of our overall operations, utilize advanced technologies, serve as operator in appropriate circumstances, and reduce operating costs.

        The extent to which we are able to implement and follow through with our business plan will be influenced by:

        o       the prices we receive for the oil and gas we produce;

        o the results of reprocessing and reinterpreting our 3-D seismic data;

        o       the results of our drilling activities;

        o       the costs of obtaining high quality field services;

        o       our ability to find and consummate acquisition opportunities;
                and

        o our ability to negotiate and enter into work to earn arrangements, joint venture or other similar agreements on terms acceptable to us.

        Significant changes in the prices we receive for our oil and gas, drilling results, or the occurrence of unanticipated events beyond our control may cause us to defer or deviate from our business plan, including the amounts we have budgeted for our activities.

        Operating Performance. Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas and production volumes. The world price for oil has overall influence on the prices we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are primarily influenced by seasonal demand, weather, hurricane conditions in the Gulf of Mexico, and availability of pipeline transportation to end users and proximity of our wells to major transportation pipeline infrastructure and, to a lesser extent, world oil prices. Additional factors influencing our operating performance include production expenses, overhead requirements, and cost of capital.

        Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

        o       cash flow from operations,

        o       sales of our equity securities,

        o       bank borrowings, and

        o       industry joint ventures

        For the three months ended June 30, 2003, the sales price we received for our crude oil production (excluding hedges) averaged $26.09 per barrel compared with $22.29 per barrel for the three months ended June 30, 2002. The average sales price we received for natural gas for the three months ended June 30, 2003 (excluding hedges), was $6.10 per mcf compared with $3.39 per mcf for the three months ended June 30, 2002. Our hedged sales price that we received for the three months ended June 30, 2003, averaged $24.00 per barrel for crude oil and $5.84 per mcf for natural gas.

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


                                                                  Three Months Ended            Six Months Ended
                                                            ----------------------------- ---------------------------
                                                                6/30/2002      6/30/2003     6/30/2002     6/30/2003
                                                            -------------- -------------- ------------ --------------
Sales Volume:
Oil (Bbls)                                                         33,126        159,739       63,287        313,317
Natural gas (Mcf)                                                 609,812        805,137    1,200,462      1,586,888
Equivalent barrels of oil (BOE)                                   134,761        293,929      263,364        577,798
Equivalent barrels of oil (BOE) per day                             1,497          3,266        1,463          3,210

Prices:
Bbls (unhedged)                                                   $ 22.29        $ 26.09      $ 21.77        $ 29.28
Bbls (hedged)                                                                    $ 24.00      $     -        $ 27.82
Mcf (unhedged)                                                    $  3.39        $  6.10      $  2.83        $  5.96
Mcf (hedged)                                                                     $  5.84      $     -        $  5.24
BOE (unhedged)                                                    $ 20.84        $ 30.89      $ 18.15        $ 32.25
BOE (hedged)                                                                     $ 29.03      $     -        $ 29.46



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

        Depletion. Provision for depletion of oil and gas properties, under the full cost method, is calculated using the unit of production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.

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

        The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices decline. If commodity prices deteriorate, it is possible that we could incur impairment in 2003.

        Proved Reserve Estimates. Our discounted present value of proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Our reserve estimates are prepared by outside consultants.

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

        Derivatives. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. We adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. For the year ended December 31, 2002, we used mark-to-market accounting for our hedge contracts. As of January 1, 2003 we adopted hedge accounting for the costless collars, oil and gas swaps, and interest rate swaps. We continued market-to-market accounting for our put positions. The purpose of our hedges is to provide a measure of stability in our oil and gas prices and interest rate payments and to manage exposure to commodity price and interest rate risk under existing sales contracts.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002:

        Oil and Gas Revenues. Oil and gas revenues increased $5,723,167 or 204%, to $8,531,974 for the three months ended June 30, 2003, from $2,808,807 for the same period of 2002. The increase was primarily the result of a 118% increase in oil and gas production due to the Fullerton acquisition on December 20, 2002 and increased production at Cook Mountain and a 39% increase in the average sales price per BOE including hedges.

        Lease Operating Costs. Lease operating costs increased $1,463,582, or 203%, to $2,185,196 during the three months ended June 30, 2003, compared with $721,614 for the same period of 2002. The increase was primarily attributable to higher lease operating costs associated with the Fullerton acquisition and Diamond M operations, and outside operated properties acquired at year-end.

        General and Administrative Expenses. General and administrative expenses (excluding the incentive award payments paid and accrued during the three months ended June 30, 2002 of approximately $1,471,000 related to the First Permian, L.P. divestiture) increased by $464,468, or 92%, to $968,154 for the three months ended June 30, 2003 from $503,686 for the same period of 2002. The increase was primarily due to costs associated with additional personnel hired to implement our new business plan.

        Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased by $656,028, or 49%, to $1,989,194 for the three months ended June 30, 2003 compared with $1,333,166 for the same period of 2002 primarily because of a 118% increase in production volumes.

        Interest Expense. Interest expense increased $363,684, or 230%, to $521,891 for the three months ended June 30, 2003 compared with $158,207 for the same period of 2002 due principally to increased bank borrowings of $30,600,000 associated with our acquisitions, partially offset by a decrease in the minimum interest rate under our revolving credit facility. The minimum interest rate decreased from 4.75% to 4.50% in December 2002.

        Interest and Other Income. Interest and other income decreased $19,730, or 94% to $1,336 for the three month period ended June 30, 2003 compared to $21,066 for the same period of 2002 due to decreased other miscellaneous income.

        Income Tax Expense. For the three months ended June 30, 2003, we recorded a tax expense of $446,610. During the second quarter we recognized state income tax, net operating loss carryover and certain federal income tax credits not previously recognized. For further discussion see Note 4.

        Net Income. We reported net income of $2,671,090 for the three months ended June 30, 2003 compared with net income of $19,661,503 for the three months ended June 30, 2002. The decrease of $16,990,413 or 86% resulted from the gain on sale of First Permian, L.P. and dividend income from the Energen stock, partially offset by accrued incentive award payments to employees reported during the three months ended June 30, 2002 and increased oil and gas revenues for the three months ended June 30, 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002:

        Oil and Gas Revenues. Oil and gas revenues increased $12,244,768, or 256%, to $17,024,766 for the six months ended June 30, 2003, from $4,779,998 for the same period of 2002. The increase was primarily the result of a 119% increase in oil and gas production due to the Fullerton acquisition on December 20, 2002, increased production at Cook Mountain and a 62% increase in the average sales price per BOE including hedges.

        Lease Operating Costs. Lease operating costs increased $2,369,866 or 186%, to $3,640,856 during the first six months of 2003, compared with $1,270,990 for the same period of 2002. The increase was primarily attributable to higher lease operating costs associated with the Fullerton acquisition and Diamond M operations and outside operated properties acquired at year end.

        General and Administrative Expenses. General and administrative expenses (excluding the incentive award payments paid and accrued during the six months ended June 30, 2002 of approximately $1,471,000 related to the First Permian, L.P. divestiture) increased by $916,472 or 107%, to $1,769,922 for the six months ended June 30, 2003 from $853,450 for the same period of 2002. The increase was primarily due to costs associated with additional personnel hired to implement the business plan.

        Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense increased by $1,367,089, or 51%, to $4,054,885 for the first six months of 2003 compared with $2,687,796 for the same period of 2002, primarily because of a 119% increase in production volumes.

        Interest Expense. Interest expense increased $697,091 or 224%, to $1,008,355 for the six months ended June 30, 2003 compared with $311,264 for the same period of 2002; due principally to increased bank borrowings of $30,600,000 associated with our acquisitions, partially offset by a decrease in the minimum interest rate under our revolving credit facility. The minimum interest rate decreased from 4.75% to 4.50% in December 2002.

        Interest and Other Income. Interest and other income increased $8,551, or 23% to $45,992 for the six month period ended June 30, 2003 compared to $37,441 for the same period of 2002 due to increased cash balances associated with increased cash flow.

        Income Tax Expense. For the six months ended June 30, 2003 we recorded a tax expense of $1,638,264. Our effective tax rate for the six months ended June 30, 2003 was 25%, which is less than the expected rate of 37% due to the recognition of state income tax, net operating loss carryover and certain federal income tax credits not previously recognized. For further discussion see
Note 4.

        Net Income. We reported net income of $4,922,844 for the six months ended June 30, 2003 compared to $18,892,752 for the six months ended June 30, 2002. The decrease of $13,969,908 or 74% resulted from the gain on sale of First Permian, L.P., dividend income from the Energen stock, partially offset by accrued incentive award payments to employees reported during the three months ended June 30, 2002.

        Cash flow from operations for the six months ended June 30, 2003 increased $3,607,971 or 68% to $8,940,781 compared with a net cash flow from operations of $5,332,810 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce.

        Working capital decreased $9,415,523 as of June 30, 2003 compared with December 31, 2002. Current liabilities exceeded current assets by $876,140 at June 30, 2003 compared with current assets exceeding current liabilities by $8,539,383 at December 31, 2002. Working capital decreased primarily due to the payment of $7,000,000 on our bank debt requirements, current derivative obligations, increased receivables and current maturities of long-term debt.

        We incurred net property costs of $7,512,425 for the six months ended June 30, 2003, primarily for our oil and gas property acquisition, development, and enhancement activities. Also added to our property basis were asset retirement costs of $1,221,371 for the adoption of SFAS 143 (see Note 8). The property acquisition, development and enhancement activities were financed by the utilization of cash flows provided by operations.

        Based on our projected oil and gas revenues and related expenses and available bank borrowings, we believe that we will have sufficient capital resources to fund normal operations, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends. We continually review and consider alternative methods of financing.

        The following table is a summary of significant contractual cash obligations:

                                                                      Obligation Due in Period
                                                 -------------------------------------------------------------------------
 Contractual Cash Obligations                       2003       2004      2005      2006       2007      2008       Total
------------------------------------------------ ---------- --------- --------- ---------- --------- ---------  ----------
                                                                                (000)
Revolving Credit Facility (Secured)                $ 3,563   $ 8,550   $ 8,550    $ 8,550   $ 8,550   $ 4,987    $ 42,750
Office Lease (Dinero Plaza)                          $ 102     $ 102     $ 102       $ 68       $ -       $ -       $ 374

        As of May 31, 2003 we found a tenant for our former office space and our lease agreement was terminated.

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

        During fiscal year 2002 the average sales price for our oil was approximately $24.59 per barrel while the average sales prices we received for natural gas was approximately $3.33 per thousand cubic feet ("Mcf"). For the six months ended June 30, 2003, the average price for our oil production was approximately $29.28 (unhedged) per Bbl, while the average price received at that same date for our natural gas production was approximately $5.96 per Mcf (unhedged).

FORWARD-LOOKING STATEMENTS

        In addition to historical information contained herein, this Form 10-Q Report contains forward-looking statements subject to various risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "expect," "intend," "anticipate, "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors that could cause or contribute to such differences include, but are not limited to:

     o    those relating to the results of exploratory drilling activity,

     o    changes in oil and natural gas prices,

     o    operating risks,

     o    availability of drilling equipment,

     o    outstanding indebtedness,

     o    changes in interest rates,

     o    dependence on weather conditions,

     o    seasonality,

     o    expansion and other activities of competitors,

     o changes in federal or state environmental laws and the administration of such laws,

     o    the general condition of the economy and effect on the .

        While we believe our forward-looking statements are based upon reasonable assumptions, these are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are urged to consider such risks and other uncertainties discussed in documents filed by us with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our only financial instrument sensitive to changes in interest rates is our bank debt. Our annual interest costs in 2003 could fluctuate based on short-term interest rates. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in June 2003.

                                         July         July         July          July         July          July
                                        2003         2004         2005          2006         2007          2008          Total
                                    ------------- ------------ ------------  ------------ ------------ -------------- -------------
                                                              (In 000's, except interest rates)
Variable rate debt:
Revolving facility (secured)        $ 3,563      $ 8,550      $ 8,550       $ 8,550      $ 8,550        $ 4,987      $ 42,750
Average interest rate (unhedged)       4.50%        4.50%        4.50%         4.50%        4.50%          4.50%            -
Average interest rate (hedged)(1)     4.425%        5.16%        6.30%         6.30%           -              -             -
_______________________

          (1) Total of the libor fixed interest rate plus the expected margin rate under our revolving credit facility. Our credit agreement requires the interest rate to not be below 4.50%.


        At June 30, 2003, we had bank loans in the amount of $42,750,000 outstanding at an average interest rate of 4.50%. Borrowings under our revolving credit facility bear interest, at our election, at (i) the bank's base rate or
(ii) the Eurodollar rate, plus 2.75%, but in no event less than 4.50%. As a result, our annual interest costs in 2003 could fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2003, the impact on interest expense of a one-half of one percent change in the average interest rate above the 4.50% floor would be approximately $107,753 for the remainder of the year. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

        We periodically hedge a portion of our interest rates to manage exposure to interest rate movements. In January 2003 we entered into several libor fixed rate swap contracts extending throughout our loan period. See Note 6.

        Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices ranged from a low of $14.26 per barrel to a high of $29.57 per barrel during 2002. Natural gas prices we received during 2002 ranged from a low of $1.05 per Mcf to a high of $4.94 per Mcf. During 2003 oil prices ranged from a low of $22.78 high of $35.95. Natural gas prices we received during 2003 ranged from a low of $1.98 per Mcf to a high of $10.28 per Mcf. A significant decline in the prices of natural gas or oil could have a material adverse effect on our financial condition and results of operations.

        We periodically hedge a portion of our oil and natural gas to manage exposure to commodity price risk under existing sales contracts. Our objective is to lock in a range of oil and gas prices. We try to meet this objective by entering into costless collars and swap hedge contracts. For the remainder of fiscal 2003 hedged oil and natural gas volumes represent approximately 56% and 54% respectively of expected production from July thru December 2003. See Note 6.

ITEM 4. CONTROLS AND PROCEDURES

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures was evaluated by our management, with the participation of our chief executive officer, Thomas
R. Cambridge (principal executive officer) , and our chief financial officer, Steven

D. Foster (principal financial officer). Our disclosure controls and procedures are designed to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods prescribed by the SEC. Mr. Cambridge and Mr. Foster have concluded that our disclosure controls and procedures are effective for their intended purposes. There were no changes in internal control over financial reporting that occured during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        At June 30, 2003, we were involved in one lawsuit incidental to our business. In the opinion of management, the ultimate outcome of this lawsuit will not have a material adverse effect on our financial position or results of operations. We are not aware of any threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Our annual meeting of stockholders was held on June 19, 2003. At the meeting, the following persons were elected to serve as directors of Parallel for a term of one year expiring in 2004 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Larry C. Oldham,
(3) Dewayne E. Chitwood, (4) Martin B. Oring, (5) Charles R. Pannill, (6) Ray M. Poage, and (7) Jeffrey G. Shrader. Set forth below is a tabulation of votes with respect to each nominee for director.

                                                                                  BROKER
           NAME                  VOTES CAST FOR           VOTES WITHHELD         NON-VOTES
---------------------------- ------------------------ -----------------------  --------------
Thomas R. Cambridge                18,975,312                333,435                       -
Larry C. Oldham                    18,998,812                309,935                       -
Dewayne E. Chitwood                18,999,517                309,230                       -
Martin B. Oring                    18,975,017                333,730                       -
Charles R. Pannill                 18,973,197                335,550                       -
Ray M. Poage                       18,998,947                309,800                       -
Jeffrey G. Shrader                 18,975,797                332,950                       -


              In addition to electing directors, the stockholders also voted upon and ratified the appointment of KPMG LLP to serve as our independent public accountants for 2003. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of our independent public accountants:

                                                                                  BROKER
            FOR                      AGAINST                 ABSTAIN             NON-VOTES
---------------------------- ------------------------ -----------------------  --------------
        18,912,509                   383,249                  12,989                       -


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

        (a) Exhibits

        No.     Description of Exhibit
      -----     ----------------------

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

                Executive Compensation Plans and Arrangements (Exhibit No.'s
                10.1 through 10.9):
                ------------------------------------------------------------

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

        21 Subsidiaries (Incorporated by reference to Exhibit 21 of Form 10-K of the Registrant for the fiscal year ended December 31,
                2002)

        *31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        *31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        *32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

        *32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

---------------
* Filed herewith.

        (b) Reports on Form 8-K

        During the fiscal quarter ended June 30, 2003, we filed one report on Form 8-K.

        On May 15, 2003, we filed Form 8-K, dated May 15, 2003, reporting matters furnished under Item 9 - Regulation FD Disclosure, and Item 12 - Disclosure of Results of Operations and Financial Condition. This report included our May 15, 2003 press release announcing our results of operations and financial condition for the first quarter ended March 31, 2003.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   PARALLEL PETROLEUM CORPORATION


                                   BY: /s/ Thomas R. Cambridge
Date:  August 13, 2003             --------------------------------
                                   Thomas R. Cambridge
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer



Date:  August 13, 2003             BY: /s/ Steven D. Foster
                                   ---------------------------------
                                   Steven D. Foster,
                                   Chief Financial Officer

                                INDEX TO EXHIBITS

        (a) Exhibits

        No.     Description of Exhibit
        ---     ----------------------

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

        21 Subsidiaries (Incorporated by reference to Exhibit 21 of Form 10-K of the Registrant for the fiscal year ended December 31,
                2002)

        *31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        *31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        *32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

        *32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

                                                             Exhibit 31.1
                                  CERTIFICATION

I, Thomas R. Cambridge, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Parallel Petroleum
     Corporation:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 13, 2003                     /s/ Thomas R. Cambridge
                                          -------------------------
                                          Thomas R. Cambridge
                                          Chief Executive Officer

                                                             Exhibit 31.2

                                  CERTIFICATION

I, Steven D. Foster, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Parallel Petroleum
     Corporation:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 13, 2003                     /s/ Steven D. Foster
                                          -------------------------
                                          Steven D. Foster
                                          Chief Financial Officer

                                                             EXHIBIT 32.1

                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Thomas R. Cambridge, the Chairman of the Board of Directors and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q of Parallel for the quarter ended June 30, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated: August 13, 2003


                                          /s/ Thomas R. Cambridge
                                          -----------------------------------
                                          Thomas R. Cambridge, Chairman
                                          of the Board of Directors and Chief
                                          Executive Officer


A signed original of this written statement required by Section 906 has been provided to Parallel Petroleum Corporation and will be retained by Parallel Petroleum Corporation and furnished to the Securities Exchange Commission or its staff upon request.

                                                             EXHIBIT 32.2


                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Steven D. Foster, the Chief Financial Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q of Parallel for the quarter ended June 30, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated:  August 13, 2003


                                          /s/ Steven D. Foster
                                          -----------------------------------
                                          Steven D. Foster,
                                          Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Parallel Petroleum Corporation and will be retained by Parallel Petroleum Corporation and furnished to the Securities Exchange Commission or its staff upon request.