Form 10-Q/A
period 2003-03-31
PARALLEL PETROLEUM CORP /DE/
filed 2004-02-04
CIK 750561

UNITED STATES

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

                                    Yes          No X
                                                   ---

     At May 6, 2003, there were 21,143,406 shares of the Registrant's Common Stock, $0.01 par value, outstanding.

                                Explanatory Note


        On May 14, 2003, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (the "Original Quarterly Report"). After filing the Original Quarterly Report, KPMG LLP determined it had reviewed the Original Quarterly Report at a time when it was not independent. As reported in our Current Report on Form 8-K, dated December 2, 2003 and filed with the Securities and Exchange Commission on December 9, 2003, KPMG resigned on December 2, 2003. We are filing this Amendment No. 1 to our Original Quarterly Report because the Original Quarterly Report has been reviewed by our new independent accountants, BDO Seidman, LLP. Unless otherwise stated, all information contained in this amendment is as of May 14, 2003, the filing date of our Original Quarterly Report.

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

SIGNATURES

                              PARALLEL PETROLEUM CORPORATION
                               CONSOLIDATED BALANCE SHEETS



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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read with the financial statements and notes included in Parallel's 2002 Form 10-K Report.

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

     In January and February, 2003, we entered into additional oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:


                                                                                           Houston Ship
                                             Barrels of     Nymex Oil        MMBtu of        Channel
              Period of Time                     Oil       Swap Prices     Natural Gas    Gas Swap Price
-------------------------------------------- ------------ ---------------  ------------- -----------------
February 1, 2003 thru March 31, 2003            88,500       $ 33.00              -            $    -

March 1, 2003 thru March 31, 2003                    -       $     -        279,000            $ 5.45

April 1, 2003 thru October 31, 2003                  -       $     -        214,000            $ 4.87

April 1, 2003 thru October 31, 2003                  -       $     -        428,000            $ 4.83

April 1, 2003 thru December 31, 2003           275,000       $ 24.58              -            $    -

January 1, 2004 thru December 31, 2004         329,400       $ 23.19              -            $    -

January 1, 2005 thru December 31, 2005         292,000       $ 22.77              -            $    -

January 1, 2006 thru December 20, 2006         265,500       $ 23.04              -            $    -


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

     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Parallel has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Parallel would be required to reclassify approximately $16.0 million at March 31, 2003 and $13.5 million at December 31, 2002 out of Oil and Gas Properties and into a separate intangible assets line item. Parallel's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

OVERVIEW

Strategy

     Parallel's primary objective will be to increase the shareholder value of its common stock through increasing reserves, production, cash flow and earnings. Parallel is shifting the balance of its investments from properties having high rates of production in early years to properties with more consistent production over a longer term. Parallel is reducing its drilling risks by dedicating a smaller portion of its capital to high risk projects, while reserving the majority of its available capital for exploitation and development drilling opportunities. Obtaining positions in long-lived oil and gas reserves will be given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. Parallel will also reduce risk by emphasizing acquisition possibilities over high risk exploration projects.

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

FORWARD-LOOKING STATEMENTS

     In addition to historical information contained herein, this Form 10-Q/A Report contains forward-looking statements subject to various risks and uncertainties that could cause Parallel's actual results to differ materially from those in the forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "expect," "intend," "anticipate, "estimate," "continue," "present value," "future," "reserves" or other variations thereof or comparable terminology. Factors that could cause or contribute to such differences could include, but are not limited to, those relating to the results of exploratory drilling activity, changes in oil and natural gas prices, operating risks, availability of drilling equipment, outstanding indebtedness, changes in interest rates, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, and the general condition of the economy and our effect on the securities market. While we believe our forward-looking statements are based upon reasonable assumptions, these are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by Parallel with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, was evaluated by our management, with the participation of our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer). Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

        21 Subsidiaries (Incorporated by reference to Exhibit 21 of Form 10-K of the Registrant for the fiscal year ended December 31,
                2002)

       *31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

       *31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act. of 2002

       *32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002.

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




                                             PARALLEL PETROLEUM CORPORATION


                                             BY: /s/ Larry C. Oldham
Date:  February 4, 2004                      -----------------------------------
                                             Larry C. Oldham, President and
                                             Chief Executive Officer



Date:  February 4, 2004                      BY: /s/ Steven D. Foster
                                             -----------------------------------
                                             Steven D. Foster
                                             Chief Financial Officer

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

        21 Subsidiaries (Incorporated by reference to Exhibit 21 of Form 10-K of the Registrant for the fiscal year ended December 31,
                2002)

      *31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

      *31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act. of 2002

      *32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

      *32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.
------------------
*Filed herewith

                                                                   EXHIBIT 31.1
                          CERTIFICATIONS

   I, Larry C. Oldham, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Parallel Petroleum Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 4, 2004
                                              /s/ Larry C. Oldham
                                              ------------------------------
                                              Larry C. Oldham, President
                                              and Chief Executive Officer
                                              (principal executive officer)

                                                                   EXHIBIT 31.2
                                 CERTIFICATIONS

   I, Steven D. Foster, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Parallel Petroleum Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2004

                                              /s/ Steven D. Foster
                                              -----------------------
                                              Steven D. Foster
                                              Chief Financial Officer
                                              (principal financial officer)

                                                                   EXHIBIT 32.1

                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Larry C. Oldham, the President and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10Q/A of Parallel for the quarter ended March 31, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10Q/A Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.



Dated: February 4, 2004

                                         /s/ Larry C. Oldham
                                         -------------------------------------
                                         Larry C. Oldham,
                                         President and Chief Executive Officer

















A signed original of this written statement required by Section 906 has been provided to Parallel Petroleum Corporation and will be retained by Parallel Petroleum Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 32.2



                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Steven D. Foster, the Chief Financial Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10Q/A of Parallel for the quarter ended March 31, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10Q/A Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.



Dated:  February 4, 2004

                                      /s/ Steven D. Foster
                                      -----------------------------------------
                                      Steven D. Foster, Chief Financial Officer










A signed original of this written statement required by Section 906 has been provided to Parallel Petroleum Corporation and will be retained by Parallel Petroleum Corporation and furnished to the Securities and Exchange Commission or its staff upon request.