Form 10-Q/A
period 2003-06-30
PARALLEL PETROLEUM CORP /DE/
filed 2004-02-04
CIK 750561

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

                                Explanatory Note


        On August 14, 2003, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the "Original Quarterly Report"). After filing the Original Quarterly Report, KPMG, LLP later determined it had reviewed the Original Quarterly Report at a time when it was not independent. As reported in our Current Report on Form 8-K, dated December 2, 2003 and filed with the Securities and Exchange Commission on December 9, 2003, KPMG resigned on December 2, 2003. We are filing this Amendment No. 1 to our Original Quarterly Report because the Original Quarterly Report has been reviewed by our new independent accountants, BDO Seidman, LLP. Unless otherwise stated, all information contained in this amendment is as of August 14, 2003, the filing date of our Original Quarterly Report.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION
                                                                         Page
                                                                          No.
                                                                         ----
ITEM 1.    FINANCIAL STATEMENTS

Reference is made to the succeeding pages for the following consolidated financial statements:

     -    Consolidated  Balance Sheets as of December 31, 2002
          and June 30, 2003 (unaudited)                                     1

     -    Unaudited  Consolidated  Statements of Operations for
          the three months and six months ended June 30, 2002
          and 2003                                                          2

     -    Unaudited  Consolidated  Statements  of Cash  Flows for
          the six months ended June 30, 2002 and 2003                       3

     -    Unaudited  Consolidated  Statements  of  Comprehensive
          Income for the three  months and six months ended
          June 30, 2002 and 2003                                            4

     -    Notes to Consolidated Financial Statements                        5

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                                        20

ITEM 4. CONTROLS AND PROCEDURES                                            21

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                  22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   22

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

                         PARALLEL PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEETS


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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in our 2002 Form 10-K.

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

        A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Parallel has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Parallel would be required to reclassify approximately $16.8 million at June 30, 2003 and $13.5 million at December 31, 2002 out of Oil and Gas Properties and into a separate intangible assets line item. Parallel's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

OVERVIEW

Strategy

        Our primary objective is to increase the shareholder value of our common stock through increasing reserves, production, cash flow and earnings. We are shifting the balance of our investments from properties having high rates of production in early years to properties with more consistent production over a longer term. We attempt to reduce our financial risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for exploitation and development drilling opportunities. Obtaining positions in long-lived oil and gas reserves will be given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. We also attempt to further reduce risk by emphasizing acquisition possibilities over high risk exploration projects.

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

                                         July         July         July          July         July          July
                                        2003         2004         2005          2006         2007          2008          Total
                                    ------------- ------------ ------------  ------------ ------------ -------------- -------------
                                                              (In 000's, except interest rates)
Variable rate debt:
Revolving facility (secured)        $ 3,563      $ 8,550      $ 8,550       $ 8,550      $ 8,550        $ 4,987      $ 42,750
Average interest rate (unhedged)       4.50%        4.50%        4.50%         4.50%        4.50%          4.50%            -
Average interest rate (hedged)(1)     4.425%        5.16%        6.30%         6.30%           -              -             -
-----------------------

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

ITEM 4. CONTROLS AND PROCEDURES

        As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e)) promulgated under the Securities Exchange Act of 1934, was evaluated by our management, with the participation of our chief executive officer, Larry C. Oldham (principal executive officer), and our chief financial officer, Steven D. Foster (principal financial officer). Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

        *32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopte pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

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




                                   PARALLEL PETROLEUM CORPORATION


                                   BY: /s/ Larry C. Oldham
Date:  February 4, 2004            --------------------------------
                                   Larry C, Oldha, President and
                                   Chief Executive Officer



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

                                                                    Exhibit 31.1

                                  CERTIFICATION

   I, Larry C. Oldham, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Parallel Petroleum
Corporation:

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

Date: February 4, 2004             /s/ Larry C. Oldham
                                   -------------------------------
                                   Larry C. Oldham, President and
                                   Chief Executive Officer
                                   (principal executive officer)

                                                                    Exhibit 31.2

                                  CERTIFICATION

   I, Steven D. Foster, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Parallel Petroleum
Corporation:

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

Date: February 4, 2004             /s/ Steven D. Foster
                                   -----------------------------
                                   Steven D. Foster
                                   Chief Financial Officer
                                   (principal financial officer)

                                                                    EXHIBIT 32.1


                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Larry C. Oldham, the President and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q/A of Parallel for the quarter ended June 30, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q/A Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.


Dated: February 4, 2004             /s/ Larry C. Oldham
                                    ------------------------------
                                    Larry C. Oldham
                                    President and Chief Executive Officer




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

                                                          EXHIBIT 32.2


                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Steven D. Foster, the Chief Financial Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q/A of Parallel for the quarter ended June 30, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q/A Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated:  February 4, 2004
                               /s/ Steven D. Foster
                               -----------------------------
                               Steven D. Foster,
                               Chief Financial Officer



A signed original of this written statement required by Section 906 has been provided to Parallel Petroleum Corporation and will be retained by Parallel Petroleum Corporation and furnished to the Securities Exchange Commission or its staff upon request.