Form 10-Q/A
period 2003-09-30
PARALLEL PETROLEUM CORP /DE/
filed 2004-02-04
CIK 750561

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

                                Explanatory Note


        On October 31, 2003, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 (the "Original Quarterly Report"). After filing the Original Quarterly Report, KPMG, LLP determined that it had reviewed the Original Quarterly Report at a time when it was not independent. As reported in our Current Report on Form 8-K, dated December 2, 2003 and filed with the Securities and Exchange Commission on December 9, 2003, KPMG resigned on December 2, 2003. We are filing this Amendment No. 1 to our Original Quarterly Report because the Original Quarterly Report has been reviewed by our new independent accountants, BDO Seidman, LLP. Unless otherwise stated, all information contained in this amendment is as of October 31, 2003, the filing date of our Original Quarterly Report.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION
                                                                          Page
                                                                           No.
                                                                          ----
ITEM 1.    FINANCIAL STATEMENTS

              Reference is made to the succeeding pages for the following consolidated financial statements:

     -    Consolidated Balance Sheets as of December 31, 2002 and
          September 30, 2003 (unaudited)                                    1

     -    Unaudited Consolidated Statements of Operations for the
          three months and nine months ended September 30, 2002 and 2003    2

     -    Unaudited Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2002 and 2003                     3

     -    Unaudited Consolidated Statements of Comprehensive Income for
          the three months and nine months ended September 30,
          2002 and 2003                                                     4

     -    Notes to Consolidated Financial Statements                        5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          13

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                  25

ITEM 4.       CONTROLS AND PROCEDURES                                      26

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                            26

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                             26

SIGNATURES

                         PARALLEL PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEETS


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
                                                                 =============     ===========       ============    ===========

 ----------------------
(1) For contract gain settlements, the reduction to comprehensive income offsets contract proceeds recorded as oil and gas revenue or interest expense. For contract loss settlements, the increase in comprehensive income offsets contract payments recorded as reductions to oil and gas revenue or interest expense.


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

         In 2003, we entered into additional oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:

                                                                                           Houston Ship
                                             Barrels of     Nymex Oil        MMBtu of        Channel
              Period of Time                     Oil       Swap Prices     Natural Gas    Gas Swap Price
-------------------------------------------- ------------ ---------------  ------------- -----------------
April 1, 2003 thru October 31, 2003                    -         $     -        214,000            $ 4.87

April 1, 2003 thru October 31, 2003                    -         $     -        428,000            $ 4.83

April 1, 2003 thru December 31, 2003             293,400         $ 24.94              -            $    -

January 1, 2004 thru December 31, 2004           347,600         $ 23.47              -            $    -

January 1, 2005 thru December 31, 2005           292,000         $ 22.77              -            $    -

January 1, 2006 thru December 20, 2006           265,500         $ 23.04              -            $    -


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

        A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Parallel has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Parallel would be required to reclassify approximately $17.0 million at September 30, 2003 and $13.5 million at December 31, 2002 out of Oil and Gas Properties and into a separate intangible assets line item. Parallel's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

----------------

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

        A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Parallel has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Parallel would be required to reclassify approximately $17.0 million at September 30, 2003 and $13.5 million at December 31, 2002 out of Oil and Gas Properties and into a separate intangible assets line item. Parallel's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

ITEM 4.  CONTROLS AND PROCEDURES

        As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, was evaluated by our management, with the participation of our chief executive officer Larry C. Oldham (principal executive officer), and our chief financial officer, Steven D. Foster (principal financial officer). Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10Q-A, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

        There were no changes in internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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




                                             PARALLEL PETROLEUM CORPORATION



Date: February 4, 2004                       BY: /s/ Larry C. Oldham
                                             ------------------------------
                                             Larry C. Oldham, President and
                                             Chief Executive Officer




Date:  February 4, 2004                      BY: /s/ Steven D. Foster
                                             ------------------------------
                                             Steven D. Foster,
                                             Chief Financial Officer

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

Date: February 4, 2004                          /s/ Steven D. Foster
                                                -----------------------------
                                                Steven D. Foster
                                                Chief Financial Officer
                                                (principal financial officer)

                                                                    EXHIBIT 32.1


                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned Larry C. Oldham, the President and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q/A of Parallel for the quarter ended September 30, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q/A Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.


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

                                                           EXHIBIT 32.2


                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, the undersigned, Steven D. Foster, the Chief Financial Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q/A of Parallel for the quarter ended September 30, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q/A Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated: February 4, 2004

                              /s/ Steven D. Foster
                              ------------------------------------------
                              Steven D. Foster, Chief Financial Officer



A signed original of this written statement required by Section 906 has been provided to Parallel Petroleum Corporation and will be retained by Parallel Petroleum Corporation and furnished to the Securities Exchange Commission or its staff upon request.