Form 10-Q
period 2004-03-31
PARALLEL PETROLEUM CORP
filed 2004-05-13
CIK 750561

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                          ----------------------------
                                   (Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended March 31, 2004 or

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

                           Yes              No `X'

          At May 4, 2004, 25,244,005 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                                      INDEX



                         PART I. - FINANCIAL INFORMATION
                                                                         Page
                                                                          No.
ITEM 1.  FINANCIAL STATEMENTS

         Reference is made to the succeeding pages for the following consolidated financial statements:

          -    Consolidated Balance Sheets as of March 31, 2004
                  (unaudited)and December 31, 2003                          2

          -    Unaudited Consolidated Statements of Income for the
                  three months ended March  31, 2004 and 2003               3

          -    Unaudited Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2004 and 2003        4

          -    Unaudited Consolidated Statements of Comprehensive
                  Income for the three months and ended March 31,
                  2004 and 2003                                             5

          -    Notes to Consolidated Financial Statements                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                     25

ITEM 4.  CONTROLS AND PROCEDURES                                           27

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  28

SIGNATURES

                            PARALLEL PETROLEUM CORPORATION
                             Consolidated Balance Sheets
                                (dollars in thousands)

                                                                                            March 31,      December 31,
                                                                                              2004            2003
                                                                                         ---------------  -------------
                                        Assets                                             (unaudited)
Current assets:
  Cash and cash equivalents                                                                   $   3,632       $ 17,378
  Accounts receivable:
    Oil and gas                                                                                   4,482          4,610
    Others, net of allowance for doubtful account of  $9                                            588            316
                                                                                              ---------      ---------
                                                                                                  5,070          4,926
  Other current assets                                                                              221            210
  Deferred tax asset                                                                              1,675          1,098
                                                                                              ---------      ---------
      Total current assets                                                                       10,598         23,612
                                                                                              ---------      ---------

Property and equipment, at cost:
  Oil and gas properties, full cost method                                                      170,352        162,621
  Other                                                                                           1,774          1,414
                                                                                              ---------      ---------
                                                                                                172,126        164,035
  Less accumulated depreciation and depletion                                                   (72,147)       (70,070)
                                                                                              ---------      ---------

      Net property and equipment                                                                 99,979         93,965
                                                                                              ---------      ---------
Other assets, net of accumulated amortization of  $169 in 2004 and $182 in 2003                     833            766
                                                                                              ---------      ---------
                                                                                              $ 111,410      $ 118,343
                                                                                              =========      =========

                         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                                                    $   3,810      $   3,965
  Derivative obligations                                                                          5,152          3,231
                                                                                              ---------      ---------
      Total current liabilities                                                                   8,962          7,196
                                                                                              ---------      ---------
Long-term debt, excluding current maturities                                                     30,000         39,750
Asset retirement obligations                                                                      1,864          1,701
Derivative obligations                                                                            3,868          2,655
Deferred tax liability                                                                            6,172          5,809
                                                                                              ---------      ---------
      Total long-term liabilities                                                                41,904         49,915
                                                                                              ---------      ---------
Commitments and contingencies

Stockholders' equity:
  Series A preferred stock -- par value $0.10 per share , authorized 50,000 shares                    -              -
  Preferred stock -- $0.60 cumulative convertible preferred stock -- par value of
    $.10 per share,  (aggregate liquidation preference of $10) authorized 10,000,000
    shares, issued and outstanding 957,000 and 959,500                                               96             96
  Common stock -- par value $0.01 per share, authorized 60,000,000
    shares, issued and outstanding 25,224,005 and 25,216,863                                        252            253
  Additional paid-in capital                                                                     47,580         47,544
  Retained earnings                                                                              18,399         17,060
  Accumulated comprehensive loss                                                                 (5,783)        (3,721)
                                                                                              ---------      ---------
      Total stockholders' equity                                                                 60,544         61,232
                                                                                              ---------      ---------

                                                                                              $ 111,410      $ 118,343
                                                                                              =========      =========

*The balance sheet as of December 31, 2003 has been derived from Parallel's audited financial statements. The accompanying notes are an integral part of these Consolidated Financial Statements.

                       PARALLEL PETROLEUM CORPORATION
                      Consolidated Statements of Income
               For three months ended March 31, 2004 and 2003
                                 (Unaudited)
                    (in thousands, except per share data)

                                                                                        2004             2003
                                                                                     ---------         ---------
Oil and gas revenues                                                                 $  8,001          $  8,493
                                                                                     --------          --------
Cost and expenses:
  Lease operating expense                                                               1,529               890
  Production taxes                                                                        478               565
  General and administrative                                                            1,222               802
  Depreciation and depletion                                                            2,077             2,066
                                                                                     --------          --------
    Total costs and expenses                                                            5,306             4,323
                                                                                     --------          --------
    Operating income                                                                    2,695             4,170
                                                                                     --------          --------

Other income (expense), net:
  Change in fair market value of derivatives                                                -               (19)
  Loss on ineffective portion of hedges                                                   (10)             (183)
  Interest and other income                                                               140                45
  Interest expense                                                                       (468)             (486)
  Other expense                                                                           (26)              (21)
                                                                                     --------          --------
    Total other income (expense), net                                                    (364)             (664)
                                                                                     --------          --------
    Income before income taxes                                                          2,331             3,506
Income tax expense, deferred                                                             (849)           (1,192)
                                                                                     --------          --------

Income before cumulative effect of change in accounting principle                       1,482             2,314
Cumulative effect on prior years of a change in accounting principle,
  net of tax of $32                                                                         -               (62)
                                                                                     --------          --------
    Net income                                                                          1,482             2,252
Cumulative preferred stock dividend                                                      (143)             (146)
                                                                                     --------          --------
    Net income available to common stockholders                                      $  1,339          $  2,106
                                                                                     ========          ========

Net income per common share:
  Basic - before cumulative effect of a change in accounting principal               $   0.05          $   0.10
  Cumulative effect of a change in accounting principle, net of tax                         -                 -
                                                                                     --------          --------
  Basic - after cumulative effect of a change in accounting principle                $   0.05          $   0.10
                                                                                     ========          ========

  Diluted - before cumulative effect of a change in accounting principle             $   0.05          $   0.09
  Cumulative effect of a change in accounting principle, net of tax                         -                 -
                                                                                     --------          --------
  Diluted - after cumulative effect of a change in accounting principle              $   0.05          $   0.09
                                                                                     ========          ========

Weighted average common share outstanding:
  Basic                                                                                25,223            21,143
                                                                                     ========          ========
  Diluted                                                                              28,267            24,038
                                                                                     ========          ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        PARALLEL PETROLEUM CORPORATION
                     Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2004 and 2003
                                  (Unaudited)
                            (dollars in thousands)

                                                                                     2004                2003
                                                                                ---------------   -----------------
Cash flows from operating activities:
  Net income                                                                       $  1,482            $  2,252

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and depletion                                                      2,077               2,066
      Accretion of asset retirement obligation                                           33                  34
      Deferred income taxes                                                             849               1,192
      Change in fair value of derivative instruments                                      -                  19
      Loss on ineffective portion of hedges                                              10                 183
      Stock option expense                                                               41                   -
      Cumulative effect on prior years of a change in accounting principle,
        net of tax                                                                        -                  62
Changes in assets and liabilties:
  Other, net                                                                            (67)                 23
  Increase in accounts receivables                                                     (144)             (1,966)
  Decrease (increase) in prepaid expenses                                               (11)                 23
  Decrease in accounts payable and accrued liabilities                                 (298)               (314)
                                                                                   --------            --------
    Net cash provided by operating activities                                         3,972               3,574
                                                                                   --------            --------

Cash flows from investing activities:
  Additions to oil and gas property                                                  (7,626)             (4,409)
  Proceeds from dispostion of oil and gas property                                       25                  20
  Additions to other property and equipment                                            (360)               (163)
                                                                                   --------            --------
    Net cash used in investing activities                                            (7,961)             (4,552)
                                                                                   --------            --------

Cash flows from financing activities:
  Borrowings from bank line of credit                                                 2,550               3,174
  Payments on bank line of credit                                                   (12,300)            (10,174)
  Deferred stock offering costs                                                          (7)                  -
                                                                                   --------            --------
    Cash provided by (used in) financing activities                                  (9,757)             (7,000)
                                                                                   --------            --------

Net decrease in cash and cash equivalents                                           (13,746)             (7,978)

Cash and cash equivalents at beginning of period                                     17,378              11,812
                                                                                   --------            --------

Cash and cash equivalents at end of period                                         $  3,632            $  3,834
                                                                                   ========            ========

Non-cash financing and investing activities:
  Oil and gas properties asset retirement obligation, net                          $   130             $ 1,206
  Accrued preferred stock dividend                                                 $   143             $   146


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      PARALLEL PETROLEUM CORPORATION
          Consolidated Statements of Comprehensive Income (Loss)
                Three Months Ended March 31, 2004 and 2003
                                (Unaudited)
                          (dollars in thousands)

                                                                                     2004                  2003
                                                                                    -------               ------
Net income                                                                          $ 1,482               $ 2,252

Other comprehensive loss:
  Unrealized losses on derivatives                                                   (4,353)               (1,852)
  Reclassification adjustments for losses on derivatives included in net income       1,219                     -
                                                                                    -------               -------
  Change in fair value of derivatives                                                (3,134)               (1,852)
  Income tax benefit                                                                  1,072                    630
                                                                                    -------               -------

Total other comprehensive loss                                                       (2,062)               (1,222)
                                                                                    -------               -------

Total comprehensive income (loss)                                                   $  (580)              $  1,030
                                                                                    =======               ========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                         PARALLEL PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   DESCRIPTION OF BUSINESS - NATURE OF OPERATIONS AND BASIS OF
          PRESENTATION

          Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1994.

          We are engaged in the acquisition, development, exploitation and production of oil and natural gas and, to a lesser extent, the domestic exploration for oil and natural gas. These activities are concentrated in the Permian Basin of west Texas and New Mexico, east Texas, the onshore gulf coast area of south Texas and the Fort Worth Basin of north Texas.

          The financial information included herein, except the balance sheet as of December 31, 2003, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain 2003 amounts have been reclassified to conform with the 2004 financial statement presentation.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in our 2003 Form 10-K Report.

NOTE 2.   STOCKHOLDERS' EQUITY

          Options

          Prior to September 2003, Parallel accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In September, 2003, Parallel adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123, whereby certain transitional alternatives are available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Parallel uses the prospective method which applies prospectively the fair value recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation is adopted. The potential impact of using the fair value method, on a pro forma basis, is presented in the table that follows. As Parallel adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the charge for stock-based compensation included in the determination of income for the three month period ended March 31, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

          For the three months ended March 31, 2004, Parallel recognized compensation expense of approximately $42,000 associated with its stock option grants. No options were granted during the quarter ended March 31, 2004.

          The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

                                                                                Three Months Ended
                                                                                    March 31,
                                                                    --------------------------------------------
                                                                            2004                     2003
                                                                         ----------                ----------
                                                                    (dollars in thousands except per share data)

Net income, as reported                                                  $ 1,482                  $ 2,252

Add:
  Expense recorded in 2004                                                    42                        -

Deduct:
  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                               (48)                     (48)
                                                                         -------                  -------
      Pro forma net income                                               $ 1,476                  $ 2,204
                                                                         =======                  =======

Earnings per share:
  Basic -- as reported                                                   $  0.05                  $  0.10
                                                                        ========                  =======
  Basic -- pro forma                                                     $  0.05                  $  0.10
                                                                         =======                  =======

  Diluted -- as reported                                                 $  0.05                  $  0.09
                                                                         =======                  =======
  Diluted --  pro forma                                                  $  0.05                  $  0.09
                                                                         =======                  =======


NOTE 3.       LONG TERM DEBT

              Long-term debt consists of the following at March 31, 2004:

              Revolving Credit Facility note payable to banks, at the
              agent banks' base Lending Rate (4.5% at March 31, 2004)          $ 30,000,000

              Less:  current maturities                                                   -
                                                                               ------------

                                                                               $ 30,000,000
                                                                               ============


          Revolving Credit Facility. Under our revolving credit facility ("the Facility"), we may borrow the lesser of $100.0 million or the "borrowing base" then in effect. The borrowing base calculation is based upon the estimated value of our oil and gas reserves. The Facility was amended in September, 2003 to delete the monthly commitment reduction, a provision that would have required us to begin repaying our loan beginning August 31, 2003. The amendment also modified certain financial ratio tests; changed certain reporting requirements to the banks; and revised covenants in the Facility governing our hedging activities.

          The borrowing base at March 31, 2004 was $50.0 million. All borrowings are collateralized by our oil and gas reserves. The total outstanding principal amount of our bank indebtedness at March 31, 2004 was $30.0 million, excluding $250,000 reserved for our letters of credit. The borrowing base is subject to redetermination semi-annually on or about April 1 and October 1 or at other times required by the banks or at our request. All indebtedness matures December 20, 2006. In April 2004, the borrowing base was increased to $52.0 million.

          Unpaid principal balances outstanding under the Facility bear interest, at our election, at a rate equal to (i) the bank's base lending rate, or (ii) the LIBOR rate plus a LIBOR margin of 2.25% to 2.75%. However, the interest rate may never be less than 4.50%. Interest is due and payable on the day which the related LIBOR interest period ends. We are required to pay a commitment fee of .25% times the daily average of the unadvanced amount of the commitment.

          The Facility includes various restrictive covenants and compliance requirements. Among these covenants and restrictions are limitations on our ability to:

          .    dispose of assets;

          .    incur additional indebtedness;

          .    create liens on our assets;

          .    enter into specified investments or acquisitions;

          . repurchase, redeem or retire our capital stock or other securities;

          . merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries;

          . engage in specified transactions with subsidiaries and affiliates;

          .    engage in other specified corporate activities; and

          . the Facility also contains restrictions on all retained earnings and net income for payment of dividends on our common stock.

          As of March 31, 2004 we were in compliance with all covenants.

NOTE 4.   PREFERRED STOCK

          We have outstanding 957,000 shares of 6% Convertible Preferred
Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Convertible Preferred Stock may be converted, at the option of the holder, into
2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Convertible

Preferred Stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. We may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends.


NOTE 5.   FULL COST CEILING TEST

          We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes and asset retirement obligations, may not exceed a calculated "ceiling". The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and gas properties, less related deferred income taxes over the ceiling, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that such excess above the ceiling would not have existed if the increased prices were used in the calculations.

          At March 31, 2004 the net book value of our oil and gas properties, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time.

          Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the three month periods ended March 31, 2004 and 2003, overhead costs capitalized were approximately $290,000 and $264,000 respectively.

NOTE 6.   DERIVATIVE INSTRUMENTS

General

          We enter into derivative contracts to provide a measure of stability in our oil and gas revenues and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and gas prices and a fixed interest rate for certain notional amounts. We designate our interest rate swaps, costless collars and commodity swaps as cash flow hedges. The effective portion of the unrealized gain or loss on cash flow hedges is recorded in other comprehensive income until the forecasted transaction occurs. During the term of a cash flow hedge, the effective portion of the quarterly change in the fair value of the derivatives is recorded in stockholders' equity as other comprehensive income (loss) and then transferred to oil and gas revenues when the production is sold and interest expense when the interest payment is made. Ineffective portions of hedges (changes in realized prices that do not match the changes in the hedge price) are recognized in other expense as they occur. While the hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract.

          As of March 31, 2004, we have recorded unrealized losses of $9.0 ($5.8 million, net of tax) related to our derivative instruments, which represented the estimated aggregate fair values of our open derivative contracts as of that date. These unrealized losses are presented on the Consolidated Balance Sheet as a current liability of $5.1 million and long-term liabilities of $3.9 million. During the twelve month period ending March 31, 2005 we expect approximately $3.2 million, net of tax, to be transferred out of other comprehensive income (loss) and charged to earnings.

          We are exposed to credit risk in the event of nonperformance by the counterparty to these contracts, BNP Paribas.

Interest Rate Sensitivity

          In January, 2003, we entered into a 45-month LIBOR fixed interest rate swap contract with BNP Paribas. We receive a fixed interest rate, as noted in the table below, for the 45-month period beginning March 31, 2003 through December 20, 2006.

          Under our Facility, we may elect an interest rate based upon the agent lender's base lending rate, or the LIBOR rate, plus a margin ranging from 2.25% to 2.75% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%.

          A recap for the period of time, notional amounts, LIBOR fixed interest rates, expected margin rates and expected fixed interest rates for the contract are as follows:

                                                                        Libor          Expected       Expected
                                                    Notional            Fixed           Margin          Fixed
                Period of Time                    Amounts (1)     Interest Rates (2)  Rates (3)   Interest Rates (4)
----------------------------------------------- ----------------- ------------------- ----------- ------------------
April 1, 2004 thru December 31, 2004                $ 30,000,000        2.660%          2.500%         5.160%

December 31, 2004 thru December 31, 2005            $ 20,000,000        4.050%          2.250%         6.300%

December 31, 2005 thru December 20, 2006            $ 10,000,000        4.050%          2.250%         6.300%

___________________
(1)  Based on the anticipated principal reductions under our Facility.
(2)  Parallel's swap contract with BNP Paribas.
(3)  Based on the anticipated borrowing base usage under our Facility.
(4) Total of the LIBOR fixed rate plus the expected margin rate under our Facility. Our credit agreement requires the interest rate to not be below 4.50%.

Commodity Price Sensitivity

          Costless Collars. Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount the producer will receive for the oil or gas hedged. Calls are sold to offset the premium paid for buying the put. We have entered into several costless Houston ship channel gas collars. A majority of our natural gas production is sold based on Houston ship channel prices. A recap for the period of time, number of MMBtu's and average gas prices is as follows:


                                                            Houston Ship Channel
                                                                 gas prices
                                                         ---------------------------
                                            MMBtu of
            Period of Time                Natural Gas       Floor          Cap
---------------------------------------- --------------- ------------- -------------
April 1, 2004 thru October 31, 2004             214,000        $ 4.40        $ 5.50


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

          We have entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:


                                                                                            Houston Ship
                                              Barrels of      Nymex Oil       MMBtu of        Channel
              Period of Time                     Oil         Swap Prices    Natural Gas    Gas Swap Price
-------------------------------------------- ------------- ---------------- ------------- -----------------

April 1,2004 thru December 31, 2004               330,000          $ 24.45       764,000           $ 4.692

January 1, 2005 thru December 31, 2005            365,000          $ 23.35             -           $     -

January 1, 2005 thru Mach 31, 2005                      -          $     -       180,000           $ 4.705

January 1, 2006 thru December 20, 2006            265,500          $ 23.04             -           $     -



NOTE 7.   NET INCOME PER COMMON SHARE

          Basic earnings per share exclude any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share. However, diluted earnings per share reflects the assumed conversion of all potentially dilutive securities.

          The following table provides the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    ------------------------------
                                                                                        2004             2003
                                                                                    -------------    -------------
                                                                                         (dollars in thousands
                                                                                       except per share data)
Basic EPS Computation:
  Numerator-
    Income before cumulative effect of a change in accounting principle                  $ 1,482          $ 2,314
    Cumulative effect of a change in accounting principle, net of tax                          -              (62)
                                                                                         -------          -------
                                                                                           1,482            2,252
    Preferred stock dividend                                                                (143)            (146)
                                                                                         -------          -------

      Net income available to common stockholders                                        $ 1,339          $ 2,106
                                                                                         =======          =======

  Denominator-
    Weighted average common shares outstanding                                            25,223           21,143
                                                                                         =======          =======

Basic EPS:
  Income before cumulative effect of a change                                            $  0.05          $  0.10
    in accounting principle
  Cumulative effect of a change in accounting principle, net of tax                            -                -
                                                                                         -------          -------
    Net income per share                                                                 $  0.05          $  0.10
                                                                                         =======          =======

Diluted EPS Computation:
  Numerator-
    Income before cumulative effect of a change in accounting principle                  $ 1,482          $ 2,314
    Cumulative effect of a change in accounting principle, net of tax                          -              (62)
                                                                                         -------          -------
                                                                                           1,482            2,252
    Preferred stock dividend                                                                   -                -
                                                                                         -------          -------

    Net income available to common stockholders                                          $ 1,482          $ 2,252
                                                                                         =======          =======

Denominator -
  Weighted average common shares outstanding                                              25,223           21,143
  Employee stock options                                                                     258              111
  Warrants                                                                                    52                -
  Preferred stock                                                                          2,734            2,784
                                                                                         -------          -------
    Weighted average common shares for diluted earnings
      per share assuming conversion                                                       28,267           24,038
                                                                                         =======          =======

Diluted EPS:
  Income before cumulative effect of a change in accounting principle                    $  0.05          $  0.09
  Cumulative effect of a change in accounting principle, net of tax                            -                -
                                                                                         -------          -------
    Net income per share                                                                 $  0.05          $  0.09
                                                                                         =======          =======



NOTE 8:   ASSET RETIREMENT OBLIGATIONS

          On January 1, 2003 we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations "SFAS 143". SFAS 143 requires us to recognize a liability for the present value of all obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the related oil and gas properties

          The adoption of this statement required us to record a non-cash expense, net of tax, of approximately $62,000 as a cumulative effect of change in accounting principle in the first quarter of 2003, as well as a non-current liability of approximately $1.7 million and an addition to oil and gas properties of approximately $1.5 million. The following table summarizes our asset retirement obligation transactions



                                                                   Three Months Ended March 31,
                                                            ------------------------------------------
                                                                  2004                     2003
                                                            ----------------          ----------------
                                                                      (dollars in thousands)

    Beginning asset retirement obligation                        $ 1,701                  $ 1,693

    Additions related to new properties                              172                        -

    Deletions related to property disposals                          (42)                       -

    Accretion expense                                                 33                       34

                                                                 -------                  -------
    Ending asset retirement obligation                           $ 1,864                  $ 1,727
                                                                 =======                  =======



NOTE 9:   RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

          FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued Interpretation No. 46R, which requires the consolidation of certain entities that are determined to be variable interest entities ("VIE"). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity's activities or (iii) the entity's equity neither absorbs losses or benefits from gains. We own no interests in variable interest entities, and therefore this new interpretation has not affected our consolidated financial statements.

          In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141 and
142. The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically, we have included the costs of such mineral rights as tangible assets which is consistent with the EITF's consensus. As such, EITF 04-2 will not affect our consolidated financial statements.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

          From time to time, we are a party to ordinary routine litigation incidental to our business. We are not currently a party to any pending litigation, and we are not aware of any threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

          The Compensation Committee has considered the creation of an incentive plan for our executive officers that would be based on net asset value of the company, exclusive of the artificial or temporary effects (favorable or unfavorable) that wide fluctuations in oil and natural gas prices can have on Parallel. In November 2003, the Committee approved in principle the adoption of an employee retention/severance plan which, generally, would provide for a one-time payment to all officers and employees upon the occurrence of a merger, sale or other change of control of the company. Since then, the Committee has considered and is still working on finalizing the specific compensatory features of the plan, which we expect will include features tied more closely to the market price of Parallel's stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes.

OVERVIEW

Strategy

          Our primary objective is to increase shareholder value of our common stock through increasing reserves, production, cash flow from operations and earnings. We have shifted the balance of our investments from properties having high rates of production in early years to properties with more consistent production over a longer term. We attempt to reduce our financial risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for exploitation and development drilling opportunities. Obtaining positions in long-lived oil and gas reserves are given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. We also attempt to further reduce risk by emphasizing acquisition possibilities over high risk exploration projects.

          Since latter part of 2002, we have reduced our emphasis on high risk exploration efforts and focused on established geologic trends where we utilize the engineering, operational, financial and technical expertise of our entire staff. Although we anticipate participating in exploratory drilling activities in the future, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are important criteria in the execution of our business plan. In summary, our current business plan:

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

          The extent to which we are able to pursue our business plan is influenced by:

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

          Significant changes in the prices we receive for the oil and gas we produce or the occurrence of unanticipated events beyond our control may cause us to defer or deviate from our business plan, including the amounts we have budgeted for our activities.

Operating Performance

          Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and gas and the volumes of oil and gas that we are able to produce. The world price for oil has overall influence on the prices that we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Gas prices we receive are influenced by:

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

          Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

          .    cash flow from operations;

          .    sales of our equity securities;

          .    bank borrowings; and

          .    industry joint ventures.

          For the three months ended March 31, 2004, the sale price we received for our crude oil production (excluding hedges) averaged $32.93 per barrel compared with $26.87 per barrel for the three months ended December 31, 2003 and $32.60 per barrel for the three months ended March 31, 2003. The average sales price we received for natural gas for the three months ended March 31, 2004 (excluding hedges), was $5.21 per Mcf compared with $5.02 per Mcf for the three months ended December 31, 2003 and $5.82 per Mcf for the three months ended March 31, 2003. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 17.

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

          Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. Depletion per BOE at March 31, 2004 and 2003 was $7.02 and $7.07 respectively.

Results of Operations

          Our business activities are characterized by frequent, and sometimes significant, changes in our:

          .    reserve base;

          .    sources of production;

          .    product mix (gas versus oil volumes); and

          .    the prices we receive for our oil and gas production.

          Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three months ended March 31, 2004, December 31, 2003, and March 31, 2003.


                                                                           Three Months Ended
                                                              ---------------------------------------------
                                                                3/31/2004      12/31/2003       3/31/2003
                                                              --------------  --------------  -------------

Sales Volumes:
  Oil (MBbls)                                                           161            157            154
  Natural gas (MMcf)                                                    732            874            782
  Equivalent barrels of oil (MBOE)(1)                                   283            303            284
  Equivalent barrels of oil (BOE) per day                             3,106          3,289          3,154

Average Sales Prices:
  per Bbl (unhedged)(2)                                             $ 32.93        $ 26.87        $ 32.60
  per Bbl (hedged)(3)                                               $ 25.93        $ 22.56        $ 31.80
  per MCF (unhedged)(2)                                             $  5.21        $  5.02        $  5.82
  per MCF (hedged)(3)                                               $  5.24        $  5.22        $  4.62
  per BOE (unhedged)(2)                                             $ 32.21        $ 28.43        $ 33.66
  per BOE (hedged)(3)                                               $ 28.30        $ 26.77        $ 29.92

Revenues:
(dollars in thousands)
  Oil revenue                                                       $ 5,290        $ 4,217        $ 5,006
  Oil hedge                                                          (1,124)          (677)          (122)
  Gas Revenue                                                         3,816          4,387          4,549
  Gas Hedge                                                              19            172           (940)
                                                                    -------        -------        -------
    Total oil and gas revenues                                      $ 8,001        $ 8,099        $ 8,493
                                                                    =======        =======        =======

Cost per BOE:
  Lease operating expense                                           $  5.40        $  7.35        $  3.25
  Production taxes                                                  $  1.69        $  1.52        $  1.87
  General and administrative                                        $  4.32        $  4.99        $  2.82
  Depreciation, depletion and amortization                          $  7.34        $  7.09        $  7.27

________________
(1) A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.
(2) Unhedged price is the actual price received at the wellhead for our oil and natural gas.
(3) Hedged price is the actual price received at the wellhead for our oil and natural gas plus or minus the settlements on our derivatives.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003:

          Oil and Gas Revenues. Oil and gas revenues decreased $492,000 or 6%, to $8.0 million for the three months ended March 31, 2004, from $8.5 million for the same period of 2003. The decrease was primarily the result of natural decline curves on our south Texas production and a reduction in hedged sale price per BOE.

          Lease Operating Costs. Lease operating costs increased approximately $639,000, or 72%, to $1.5 million during the three months ended March 31, 2004, compared with $890,000 for the same period of 2003. The increase was primarily due to increased costs associated with the waterfloods on Fullerton and Diamond M properties.

          General and Administrative Expenses. General and administrative expenses increased by approximately $420,000, or 52%, to $1.2 million for the three months ended March 31, 2004 from $802,000 for the same period of 2003. The increase was primarily due to costs associated with additional personnel hired and increased public reporting costs. General and administrative expense capitalized to oil and gas properties is $290,000 and $264,000 for 2004 and 2003 respectively.

          Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expenses were substantially the same for the three months period ending March 31, 2004 compared to the same period of 2003.

          Change in Fair Market Value of Derivatives. Due to the expiration of our put options not designated as cash flow hedges, no gain or loss was recorded for the three months ending March 31, 2004. A loss of approximately $19,000 was recognized for the three months ended March 31, 2003.

          Loss on Ineffective Portion of Hedges. A loss on the ineffective portion of our hedges of approximately $10,000 was recognized for the three months ended March 31, 2004 compared to approximately $183,000 for the same period in 2003.

          Interest and Other Income. Interest and other income increased by approximately $95,000 to $140,000 for the three months ended March 31, 2004 compared to $45,000 for the same period in 2003.

          Interest Expense. Interest expense decreased approximately $18,000, or 4%, to $468,000 for the three months ended March 31, 2004 compared with $486,000 for the same period in 2003. Although we reduced borrowings by $9.8 million, our interest rate hedges added $114,000 to interest expense for the first quarter 2004.

          Income Tax Expense. Income tax expense decreased $343,000, or 29%, to $849,000 for the three months ended March 31, 2004 compared to approximately $1.2 million for the same period in 2003. The decrease was associated with the 6% reduction in oil and gas revenues and increased lease operating and general and administrative expenses.

          Net Income. We reported net income of approximately $1.5 million for the three months ended March 31, 2004 compared to $2.2 million for the three months ended March 31, 2003. The decrease of $770,000, or 34%, is mainly associated with the 6% decrease in oil and gas revenues, 72% increase in lease operating expense and 52% increase in general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

          Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and gas we produce.

          Working capital decreased 94% or approximately $15.4 million as of March 31, 2004 compared with December 31, 2003. Current assets exceeded current liabilities by $1.1 million at March 31, 2004. The working capital decrease was primarily due to the payments on our revolving credit facility of $9.8 million, increased current maturity of derivative obligations of approximately $1.9 million and working capital requirements associated with our drilling program.

          We incurred net property costs of $8.0 million for the three months ended March 31, 2004 compared to $4.5 million for the same period in 2003. This is a result of our increased capital budget from $15.5 million in 2003 to an estimated $25.3 million in 2004. Included in our property basis for the first quarter of 2004 and 2003 were asset retirement costs of approximately $130,000 and $1.7 million respectively, net of disposals, for the adoption of SFAS 143 (see Note 8 to Consolidated Financial Statements). Our property leasehold acquisition, development and enhancement activities were financed by the utilization of cash flows provided by operations and cash on hand.

          Stockholders' equity is $60.5 million for March 31, 2004 compared to $61.2 million at December 31, 2003 a decrease of 1%. The decline is attributable to an increased accumulated comprehensive loss of $2.1 million related to our derivative instruments (see Note 6 to Consolidated Financial Statements). This decline is partially offset by net income available to common shareholders of $1.3 million.

          Based on our projected oil and gas revenues and related expenses, available bank borrowings and expected cash derived from non-strategic asset divestitures, we believe that we will have sufficient capital resources to fund normal operations and capital requirements, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends. We continually review and consider alternative methods of financing.

Bank Borrowings

          Parallel and its subsidiary, Parallel, L.P., are parties to a credit agreement with First American Bank, SSB, Western National Bank and BNP Paribas which provides for revolving loans. This means that we can borrow, repay and reborrow funds drawn under the credit facility. However, the aggregate amount that we can borrow and have outstanding at any one time is subject to a borrowing base. Generally, we can borrow only up to the borrowing base in effect from time to time. The borrowing base amount is redetermined by the banks on or about April 1 and October 1 of each year or at other times required by the banks or at our request. At April 2004, the borrowing base was $52.0 million. If, as a result of the banks' redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we must either provide additional collateral to the banks or prepay the principal of the note in an amount equal to the excess. Except for principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

          The principal amount outstanding under the revolving credit facility bears interest at First American Bank's base rate or the LIBOR rate, at our election. Generally, First American

Bank's base rate is equal to the prime rate published in the Wall Street Journal, but not less than 4.50%. The LIBOR rate is generally equal to the sum of (a) the rate designated as "British Bankers Association Interest Settlement Rates" and offered in one, two, three or six month Bank's base rate is equal to the prime rate published in the Wall Street Journal, but not less than 4.50%. The LIBOR rate is generally equal to the sum of (a) the rate designated as "British Bankers Association Interest Settlement Rates" and offered in one, two, three or six month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.25% to 2.75%, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%. If the principal amount outstanding is equal to or greater than 75% of the borrowing base established by the banks, the margin is 2.75%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.25%.

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

          All outstanding principal under the revolving credit facility is due and payable on December 20, 2006. The loan is secured by substantially all of our oil and gas properties, including the properties of Parallel, L.P. Parallel, L.L.C., a subsidiary of Parallel, guaranteed payment of the loans.

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

          As of March 31, 2004 we were in compliance with all covenants.

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

          . acquisitions of producing properties or companies owning producing properties; and

          .    general corporate purposes.

Preferred Stock

          At March 31, 2004 we had 957,000 shares of 6% convertible preferred stock outstanding. The preferred stock:

          . requires us to pay dividends of $.60 per annum, semi-annually on June 15 and December 15 of each year;

          . is convertible into common stock at any time, at the option of the holder, into 2.8751 shares of common stock at an initial conversion price of $3.50 per shares, subject to adjustment in certain events;

          . is redeemable at our option, in whole or in part, for $10 per share, plus accrued dividends;

          . has no voting rights, except as required by applicable law, and except that as long as any shares of preferred stock remain outstanding, the holders of a majority of the outstanding shares of the preferred stock may vote on any proposal to change any provision of the preferred stock which materially and adversely affects the rights, preferences or privileges of the preferred stock;.

          . is senior to the common stock with respect to dividends and on liquidation, dissolution or winding up of Parallel; and

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

          Each of these variables materially affects our borrowing capacity. We may from time to time seek additional financing in the form of:

          .    increased bank borrowings;

          .    sales of Parallel's securities;

          .    sales of non-core properties; or

          .    other forms of financing.

          Except for the revolving credit facility we have with our bank lenders, we do not have agreements for any future financing and there can be no assurance as to the availability or terms of any such financing.

Inflation

          Inflation has not had a significant impact on our financial condition or results of operations. We do not believe that inflation poses a material risk to our business.

Recent Accounting Pronouncements

          FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued Interpretation No. 46R, which requires the consolidation of certain entities that are determined to be variable interest entities ("VIE"). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity's activities or (iii) the entity's equity neither absorbs losses or benefits from gains. We own no interests in variable interest entities, and therefore this new interpretation has not affected our consolidated financial statements.

          In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141 and
142. The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically, we have included the costs of such mineral rights as tangible assets which is consistent with the EITF's consensus. As such, EITF 04-2 will not effect our consolidated financial statements.

Effects of Derivative Instruments

          As of January 1, 2003 we designated our costless collars, oil and gas swaps and interest rate swaps as cash flow hedges under the provisions of SFAS 133, as amended. The adoption of cash flow hedge accounting allows us to record changes in fair value of contracts designated as cash flow hedges through other comprehensive income until realized. When realized, we reflect the gain or loss on commodity derivatives designated as cash flow hedges in revenue and on interest rate derivatives designated as cash flow hedges in interest expense. We utilize mark-to-market accounting for our put positions. The purpose of our hedges is to provide a measure of stability in our oil and gas prices and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and gas prices and a fixed interest rate for certain notional amounts.

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

          During fiscal year 2003 the average realized sales price for our oil and natural gas was $30.66 (unhedged) per BOE. For the three months ended March 31, 2004, our average realized price was $32.21 (unhedged) per BOE.

FORWARD-LOOKING STATEMENTS

Cautionary Statement Regarding Forward Looking Statements

          Some statements contained in this Quarterly Report on Form 10-Q are "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology like "may," "will," "expect," "intend," "anticipate," "budget", "estimate," "continue," "present value," "future" or "reserves" or other variations or comparable terminology. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following quantitative and qualitative information is provided about market risks and derivative instruments to which Parallel was a party at March 31, 2004, and from which Parallel may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.

Interest Rate Sensitivity as of March 31, 2004

          Our only financial instrument sensitive to changes in interest rates is our bank debt. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in March, 2004. You should read Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.


                                      2004          2005         2006         2007          2008         Total
                                   ------------ ------------- ------------ ------------  ------------ ------------
                                                   (in thousands, except interest rates)

Variable rate debt                     $    -        $    -     $ 30,000          $  -           $ -     $ 30,000

Revolving Facility (secured)
  Average interest rate                  4.50%         4.50%        4.50%            -             -            -



          At March 31, 2004, we had bank loans in the amount of approximately $30.0 million outstanding on our revolving credit facility at an average interest rate of 4.50%. Borrowings under our credit facility bear interest, at our election, at (i) the bank's base rate or (ii) the LIBOR rate, plus LIBOR margin, but in no event less than 4.50%. As a result, our annual interest cost in 2004 will fluctuate based on short-term interest rates. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

          Under our credit facility, we may elect an interest rate based upon the agent lender's base lending rate, or the LIBOR rate, plus a margin ranging from 2.25% to 2.75% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%.

          In January, 2003, we entered into a 45-month LIBOR fixed interest rate swap contract with BNP Paribas. We receive fixed 90-day LIBOR interest rates for the 45-month period beginning March 31, 2003 through December 20, 2006.

          A recap for the period of time, notional amounts, LIBOR fixed interest rates, expected margin rates and expected fixed interest rates for the contract are as follows:

                                                                        Libor          Expected       Expected
                                                    Notional            Fixed           Margin          Fixed
                Period of Time                    Amounts (1)     Interest Rates (2)  Rates (3)   Interest Rates (4)
----------------------------------------------- ----------------- ------------------- ----------- ------------------
April 1, 2004 thru December 31, 2004                $ 30,000,000        2.660%          2.500%         5.160%

December 31, 2004 thru December 31, 2005            $ 20,000,000        4.050%          2.250%         6.300%

December 31, 2005 thru December 20, 2006            $ 10,000,000        4.050%          2.250%         6.300%

___________________
(1)  Based on the anticipated principal reductions under our Facility.
(2)  Parallel's swap contract with BNP Paribas.
(3)  Based on the anticipated borrowing base usage under our Facility.
(4) Total of the LIBOR fixed rate plus the expected margin rate under our Facility. Our credit agreement requires the interest rate to not be below 4.50%.

Commodity Price Sensitivity as of March 31, 2004

          Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $16.49 per barrel to a high of $36.60 per barrel during 2003. Natural gas prices we received during 2003 ranged from a low of $1.98 per Mcf to a high of $10.28 per Mcf. During the first quarter ended March 31, 2004 oil prices ranged from a low of $27.49 to a high of $36.10. Natural gas prices we received during the first quarter ended March 31, 2004 ranged from a low of $2.42 per Mcf to a high of $7.85 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

          Put Options. On May 24, 2002 we purchased put floors on volumes of 100,000 Mcf per month for a total of 700,000 Mcf during the seven month period from April 2003 through October 2003 at a floor price of $3.00 per Mcf for a total consideration of $139,500. These derivatives are not held for trading or speculation purposes.

          A decrease in fair value of the put floors of approximately $19,000 was recognized for the three month period ending March 31, 2003 in our consolidated statements of operations.

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

                                                            Houston Ship Channel
                                                                 gas prices
                                                         ---------------------------
                                             MMBtu of
            Period of Time                Natural Gas       Floor          Cap
---------------------------------------- --------------- ------------- -------------
April 1, 2004 thru October 31, 2004             214,000        $ 4.40        $ 5.50


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

          In 2003, we entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:


                                                                                            Houston Ship
                                              Barrels of      Nymex Oil       MMBtu of        Channel
              Period of Time                     Oil         Swap Prices    Natural Gas    Gas Swap Price
-------------------------------------------- ------------- ---------------- ------------- -----------------

April 1,2004 thru December 31, 2004               330,000          $ 24.45       764,000           $ 4.692

January 1, 2005 thru December 31, 2005            365,000          $ 23.35             -           $     -

January 1, 2005 thru Mach 31, 2005                      -          $     -       180,000           $ 4.705

January 1, 2006 thru December 20, 2006            265,500          $ 23.04             -           $     -



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

                    Executive Compensation Plans and Arrangements (Exhibit No.'s
                    10.1 through 10.7):

          10.1      1992 Stock Option Plan (Incorporated by reference to Exhibit
                    28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.)

          10.2 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)

          10.3 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.)

          10.4 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997).

          10.5      1998 Stock Option Plan (Incorporated by reference to Exhibit
                    10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

          10.6 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford. (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 2001).

         *10.7      2001 Non-Employee Directors Stock Option Plan.

          10.8 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.9 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.10 Merger Agreement dated June 25, 1999. (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.11 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to
                    Exhibit 10.4 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.12 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.)

          10.13 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 2000.)

          10.14 Credit Agreement dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.15 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.16 Intercreditor Agreement, dated as of June 30, 1999, by and among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.17 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.18 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit
                    10.10 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.19 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to
                    Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 2000.)

          10.20 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K for the fiscal year ended December 31, 2001.)

          10.21 Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

          10.22 First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P. Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

          10.23 Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

          10.24 First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30,
                    2003).

          14 Code of Ethics (Incorporated by reference to Exhibit 14 of Form 10-K of the Registrant for the fiscal year ended December 31, 2003).

          21 Subsidiaries (Incorporated by reference to Exhibit 21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2003)

          *31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

          *31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted *31.2 pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

          *32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          *32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

---------------
* Filed herewith.

      (b) Reports on Form 8-K

          During the fiscal quarter ended March 31, 2004, we filed four reports on Form 8-K.

          On January 22, 2004, we filed Form 8-K, dated January 21, 2004, reporting matters furnished under Item 4 - Changes in Registrant's Certifying Accounting.

          On January 23, 2004, we filed Form 8-K, dated January 23, 2004, reporting matters furnished under Item 9 - Regulation FD Disclosure, and Item 12
- Results of Operations and Financial Condition. This report included our January 23, 2004 press release announcing replacing 250% of 2003 production. This information was filed in accordance with General Instruction B.6 of Form 8-K, shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, shall not be subject to the liabilities of that section and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such a filing.

          On January 30, 2004, we filed Form 8-K, dated January 29, 2004, reporting matters furnished under Item 5 - Other Events. This report contains a summary description of Parallel Petroleum Corporation's capital stock.

          On March 19, 2004, we filed Form 8-K, dated March 29, 2004, reporting matters furnished under Item 7 - Financial Statements and Exhibits, and Item 12
- Results of Operations and Financial Condition. This report included our March 18, 2004 press release announcing financial results for the fourth quarter and year ended December 31, 2003.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     PARALLEL PETROLEUM CORPORATION


Date: May 13, 2004                    BY: /s/ Larry C. Oldham
                                     --------------------------------------
                                     Larry C. Oldham
                                     President and Chief Executive Officer



Date: May 13, 2004                  BY: /s/ Steven D. Foster
                                    --------------------------------------
                                    Steven D. Foster,
                                    Chief Financial Officer

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

                    Executive Compensation Plans and Arrangements (Exhibit No.'s
                    10.1 through 10.7):

          10.1      1992 Stock Option Plan (Incorporated by reference to Exhibit
                    28.1 to Form S-8 of the Registrant (File No. 33-57348) as filed with the Securities and Exchange Commission on January 25, 1993.)

          10.2 Stock Option Agreement between the Registrant and Thomas R. Cambridge dated December 11, 1991 (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)

          10.3 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995.)

          10.4 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997).

          10.5      1998 Stock Option Plan (Incorporated by reference to Exhibit
                    10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

          10.6 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford. (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 2001).

         *10.7      2001 Non-Employee Directors Stock Option Plan

          10.8 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.9 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.10 Merger Agreement dated June 25, 1999. (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.11 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to
                    Exhibit 10.4 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.12 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.)

          10.13 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 2000.)

          10.14 Credit Agreement dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.15 Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.16 Intercreditor Agreement, dated as of June 30, 1999, by and among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.17 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.18 Subordinated Promissory Note, dated June 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit
                    10.10 of the Registrant's Form 8-K report dated June 30, 1999.)

          10.19 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to
                    Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 2000.)

          10.20 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K for the fiscal year ended December 31, 2001.)

          10.21 Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

          10.22 First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P. Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

          10.23 Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

          10.24 First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30,
                    2003).

          14 Code of Ethics (Incorporated by referenced to Exhibit 14 of Form 10-K of the Registrant for the fiscal year ended December 31, 2003).

          21 Subsidiaries (Incorporated by reference to Exhibit 21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2002)

         *31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

         *32.1 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted *31.2 pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

         *32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         *32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

       ----------------
       *Filed herewith.

                                                                   Exhibit 10.7



                         PARALLEL PETROLEUM CORPORATION

                  2001 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN


          1. Purpose of the Plan. The purpose of the Parallel Petroleum Corporation 2001 Non-employee Directors Stock Option Plan (the "Plan") is to secure for Parallel Petroleum Corporation (the "Company") and its stockholders the benefits of the incentives inherent in increased common stock ownership by members of the Board of Directors (the "Board") of the Company who are not employees of the Company ("Non-employee Directors") or any of its subsidiaries and to provide a means whereby Non-employee Directors of the Company may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. Accordingly, the Plan provides for granting to Non-employee Directors the option ("Option") to purchase shares of common stock of the Company ("Stock"), as hereinafter set forth. Options granted under the Plan to Non-employee Directors are not intended to be incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.

          2. Administration. The Plan shall be administered by the Board of Directors of the Company (the "Board") or by a committee (the "Committee") of two or more directors of the Company appointed by the Board. If a Committee is not appointed by the Board, the Board shall act as and be deemed to be the Committee for all purposes of the Plan. The Committee shall have sole authority (within the limitations described herein) to select the Non-employee Directors who are to be granted Options; to establish the number of shares which may be issued to Non-employee Directors under each Option; and to prescribe the form of the agreement embodying awards of Options. The Committee is authorized to interpret the Plan, to determine all questions arising thereunder and to adopt such rules and regulations, consistent with the provisions of the Plan, as it may deem advisable to carry out the Plan. All decisions made by the Committee shall be final and conclusive. No member of the Board shall be liable for anything done or omitted to be done by such member or by any other member of the Board in connection with the Plan, except for such member's own willful misconduct or as expressly provided by statute.

          3. Eligibility of Optionee. Options may be granted only to directors who are not employees of the Company or any parent or subsidiary corporation of the Company at the time the Option is granted. The adoption of this Plan shall not be deemed to give any director any right to be granted an Option. Options may be granted to the same Non-employee Director on more than one occasion.

          4. Shares Subject to the Plan. The aggregate number of shares which may be issued under Options granted under the Plan shall not exceed 500,000 shares of Stock. Such shares may consist of authorized but unissued shares of Stock or previously issued shares of Stock reacquired by the Company. Any of such shares which remain unissued and which are not subject to outstanding Options at the termination of the Plan shall cease to be subject to the Plan, but, until termination of the Plan, the Company shall at all times make available sufficient number of shares to meet the requirements of the Plan. If any Option hereunder expires or terminates prior to its exercise in full, the shares theretofore subject to such Option may again be subject to an Option granted under the Plan. The aggregate number of shares which may be issued under the Plan shall be subject to adjustment in the same manner as provided in Paragraph 7 hereof with respect to shares of Stock subject to Options then outstanding. Exercise of an Option in any manner shall result in a decrease in the number of shares of Stock which may thereafter be available, both for purposes of the Plan and for sale to any one individual, by the number of shares as to which the Option is exercised.

          5. Option Agreements; Terms and Conditions. Each Option granted under the Plan shall be evidenced by an agreement and shall contain such terms and conditions, and may be exercisable for such periods, as the Committee shall prescribe from time to time in accordance with this Plan, and shall comply with the following terms and conditions:

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

          (b) The Option shall not be transferable otherwise than by will or the laws of descent and distribution, and may be exercised only by the Non-employee Director during the Non-employee Director's lifetime and while the Non-employee Director remains a director of the Company, except that:


               (i) If the Non-employee Director ceases to be a director of the Company because of disability, the Option may be exercised in full by the Non-employee Director (or the Non-employee Director's estate or the person who acquires the Option by will or the laws of descent and distribution or otherwise by reason of the death of the Non-employee Director) at any time during the period of one year following such termination;

               (ii) If the Non-employee Director dies while he is a director of the Company, the Non-employee Director's estate, or the person who acquires the Option by will or the laws of descent and distribution or otherwise by reason of the death of the Non-employee Director, may exercise the Option in full at any time during the period of one year following the date of the Non-employee Director's death; and

               (iii) If the Non-employee Director ceases to be director of the Company for any reason other than as described in clause (i) or
               (ii) above, unless the Non-employee Director is removed for cause, the Option may be exercised by the Non-employee Director at any time during the period of three months following the date the Non-employee Director ceases to be a director of the Company, or by the Non-employee Director's estate (or the person who acquires the Option by will or the laws of descent and distribution or otherwise by reason of the death of the Non-employee Director) during a period of one year following the Non-employee Director's death if the Non-employee Director dies during such three-month period, but in each case only as to the number of shares the Non-employee Director was entitled to purchase hereunder upon exercise of the Option as of the date the Non-employee Director ceases to be a director.

     (c) The Option shall not be exercisable in any event after the expiration of ten years from the date of grant.

     (d) The purchase price of shares as to which the Option is exercised shall be paid in full at the time of exercise (a) in cash, (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of cash or Stock, as shall be established by the Committee. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to the Non-employee Director, the Non-employee Director (or the person permitted to exercise the Option in the event of Director's death) shall not be or have any of the rights or privileges of a stockholder of the Company with respect to shares acquirable upon an exercise of the Option.

     (e) The terms and conditions of the respective Non-employee Director Stock Option agreements need not be identical.

     6. Term of Plan. The Plan shall be effective upon the date of its approval and adoption by the stockholders of the Company. Except with respect to Options then outstanding, if not sooner terminated under the provisions of Paragraph 8, the Plan shall terminate upon and no further Options shall be granted after the expiration of ten years from the date of its adoption by the Board.

     7. Recapitalization or Reorganization.

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

     (b) The shares with respect to which Options may be granted are shares of Stock as presently constituted, but if, and whenever, prior to the expiration of an Option theretofore granted, the Company shall effect a subdivision or consolidation of shares of Stock or the payment of a stock dividend on Stock without receipt of consideration by the Company, the number of shares of Stock with respect to which such Option may thereafter be exercised (i) in the event of an increase in the number of outstanding shares shall be proportionately increased, and the purchase price per share shall be proportionately reduced, and (ii) in the event of a reduction in the number of outstanding shares shall be proportionately reduced, and the purchase price per share shall be proportionately increased.

     (c) If the Company recapitalizes or otherwise changes its capital structure, thereafter upon any exercise of an Option theretofore granted the optionee shall be entitled to purchase under such Option, in lieu of the number of shares of Stock as to which such Option shall then be exercisable, the number and class of shares of stock and securities to which the optionee would have been entitled pursuant to the terms of the recapitalization if, immediately prior to such recapitalization, the optionee had been the holder of record of the number of shares of Stock as to which such Option is then exercisable. If
(i) the Company shall not be the surviving entity in any merger or consolidation (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company), (ii) the Company sells, leases or exchanges or agrees to sell, lease or exchange all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company), (iii) the Company is to be dissolved and liquidated, (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of Stock, or (v) as a result of or in connection with a contested election of directors, the persons who were directors of the

Company before such election shall cease to constitute a majority of the Board (each such event is referred to herein as a "Corporate Change"), then upon the occurrence of any such Corporate Change, any outstanding Options held by Non-employee Directors shall become fully exercisable and upon any exercise of an Option theretofore granted the Non-employee Director shall be entitled to purchase under such Option, in lieu of the number of shares of Stock as to which such Option shall then be exercisable, the number and class of shares of stock or other securities or property to which the Non-employee Director would have been entitled pursuant to the terms of the Corporate Change if, immediately prior to such Corporate Change, the Non-employee Director had been the holder of record of the number of shares of Stock as to which such Option is then exercisable.

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

     8. Amendment or Termination of the Plan. The Board in its discretion may terminate the Plan at any time with respect to any shares for which Options have not theretofore been granted. The Board shall have the right to alter or amend the Plan or any part thereof from time to time, provided, that no change in any Option theretofore granted may be made which would impair the rights of the optionee without the consent of such optionee.

     9. Miscellaneous Provisions.

     (a) Neither the Plan nor any action taken hereunder shall be construed as giving any Non-Employee Director any right to be retained in the service of the Company.

     (b) An optionee's rights and interest under the Plan may not be assigned or transferred in whole or in part either directly or by operation of law or otherwise (except in the event of an optionee's death or disability, by will or the laws of descent and distribution), including, but not by way of limitation, execution, levy, garnishment, attachment, pledge, bankruptcy, or in any other manner, and no such right or interest of any participant in the Plan shall be subject to any obligation or liability of such participant.

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

     (e) By accepting any Option under the Plan, each optionee and each person claiming under or through such person shall be conclusively deemed to have indicated his or her acceptance and ratification of, and consent to, any action taken under the Plan by the Company, the Board or the Committee.

                                                                   EXHIBIT 31.1

                                 CERTIFICATIONS

I, Larry C. Oldham, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Parallel Petroleum Corporation.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated: May 13, 2004                          /s/ Larry C. Oldham
                                             ---------------------------------
                                             Larry C. Oldham, President and
                                             Chief Executive Officer
                                             (principal executive officer)

                                                                   EXHIBIT 31.2

                                 CERTIFICATIONS

I, Steven D. Foster, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Parallel Petroleum Corporation.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated:  May 13, 2004                         /s/ Steven D. Foster
                                            ------------------------------
                                            Steven D. Foster
                                            Chief Financial Officer
                                            (principal financial officer)

                                                                   Exhibit 32.1


                                  CERTIFICATION


           (Not filed pursuant to the Securities Exchange Act of 1934)


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Larry C. Oldham, the President and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q of Parallel for the quarter ended March 31, 2004 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated:  May 13, 2004


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

                                                                  Exhibit 32.2
                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Steven D. Foster, the Chief Financial Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q of Parallel for the quarter ended March 31, 2004 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated:   May 13, 2004

                                       /s/ Steven D. Foster
                                       -------------------------------------
                                       Steven D. Foster,
                                       Chief Financial Officer



         A signed original of this written statement required by Section 906 has been provided to Parallel Petroleum Corporation and will be retained by Parallel Petroleum Corporation and furnished to the Securities and Exchange Commission or its staff upon request.