Form 10-Q
period 2004-06-30
PARALLEL PETROLEUM CORP
filed 2004-08-12
CIK 750561

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                          ----------------------------
                                   (Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2004 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  Transition  period  from  ___________  to____________

                              --------------------

                         COMMISSION FILE NUMBER 0-13305

                               -------------------

                         PARALLEL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     75-1971716
  (State of other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)                         Number)

   1004 N. Big Spring, Suite 400,
         Midland, Texas                                   79701
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

                                Yes  X   No
                                    ---    ----
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes      No  X
                                    ---    ----
         At August 4, 2004, 25,414,293 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                                      INDEX



                         PART I. - FINANCIAL INFORMATION
                                                                         Page
                                                                          No.
                                                                         -----
ITEM 1.  FINANCIAL STATEMENTS

         Reference is made to the succeeding pages for the following consolidated financial statements:

         -  Consolidated Balance Sheets as of June 30, 2004 (unaudited)
            and December 31, 2003                                          1

         -  Unaudited Consolidated Statements of Income for the three
            months and six months ended June 30, 2004 and 2003             2

         -  Unaudited Consolidated Statements of Cash Flows for the six
            months ended June 30, 2004 and 2003                            3

         -  Unaudited Consolidated Statements of Comprehensive Income
            (Loss)for the three months and six months ended June 30, 2004
            and 2003                                                       4

         -  Notes to Consolidated Financial Statements                     5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                    28

ITEM 4.  CONTROLS AND PROCEDURES                                          31

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                              32

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            32

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               33

SIGNATURES


                                      (i)

                              PARALLEL PETROLEUM CORPORATION
                               Consolidated Balance Sheets
                                  (dollars in thousands)

                                                                                                June 30,           December 31,
                                          Assets                                                  2004                 2003
                                                                                            ------------------  -------------------
                                                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                                                         $   4,943            $  17,378
  Accounts receivable:
    Oil and gas                                                                                         4,718                4,610
    Others, net of allowance for doubtful account of $9                                                   715                  316
                                                                                                    ---------            ---------
                                                                                                        5,433                4,926
  Other current assets                                                                                    297                  210
  Deferred tax asset                                                                                    1,982                1,098
                                                                                                    ---------            ---------
       Total current assets                                                                            12,655               23,612
                                                                                                    ---------            ---------

Property and equipment, at cost:
  Oil and gas properties, full cost method                                                            177,375              162,621
  Other                                                                                                 1,930                1,414
                                                                                                    ---------            ---------
                                                                                                      179,305              164,035
  Less accumulated depreciation and depletion                                                         (74,116)             (70,070)
                                                                                                    ---------            ---------
      Net property and equipment                                                                      105,189               93,965
                                                                                                    ---------            ---------
Other assets, net of accumulated amortization of $245 and $182                                            907                  766
                                                                                                    ---------            ---------
                                                                                                    $ 118,751            $ 118,343
                                                                                                    =========            =========

                           Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                                                          $   5,049            $   3,965
  Derivative obligations                                                                                6,167                3,231
                                                                                                    ---------            ---------
      Total current liabilities                                                                        11,216                7,196
                                                                                                    ---------            ---------
Long-term debt                                                                                         34,000               39,750

Asset retirement obligations                                                                            1,943                1,701
Derivative obligations                                                                                  4,666                2,655
Deferred tax liability                                                                                  6,485                5,809
                                                                                                    ---------            ---------
       Total long-term liabilities                                                                     47,094               49,915
                                                                                                    ---------            ---------
Commitments and contingencies

Stockholders' equity:
  Series A preferred stock -- par value $0.10 per share , authorized 50,000 shares                          -                    -
  Preferred stock -- 6% convertible preferred stock -- par value of $.10 per share,
    (liquidation preference of $10 per share) authorized 10,000,000
    shares, issued and outstanding 957,000 and 959,500                                                     96                   96
  Common stock -- par value $0.01 per share, authorized 60,000,000
    shares, issued and outstanding 25,263,405 and 25,216,863                                              253                  253
  Additional paid-in capital                                                                           47,724               47,544
  Retained earnings                                                                                    19,358               17,060
  Accumulated comprehensive loss                                                                       (6,990)              (3,721)
                                                                                                    ---------            ---------
       Total stockholders' equity                                                                      60,441               61,232
                                                                                                    ---------            ---------
                                                                                                    $ 118,751            $ 118,343
                                                                                                    =========            =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                  PARALLEL PETROLEUM CORPORATION
                 Consolidated Statements of Income
                            (Unaudited)
               (in thousands, except per share data)

                                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                                         -----------------------------  ---------------------------
                                                                              2004           2003           2004           2003
                                                                           ----------     ----------      ----------     ---------
Oil and gas revenues                                                       $    7,917     $    8,532      $  15,918      $  17,025
                                                                           ----------     ----------      ---------      ---------

Cost and expenses:
  Lease operating expense                                                       2,014          1,741          3,543          2,631
  Production taxes                                                                471            445            949          1,010
  General and administrative                                                    1,221            968          2,443          1,770
  Depreciation and depletion                                                    1,969          1,989          4,046          4,055
                                                                           ----------     ----------      ---------      ---------
    Total costs and expenses                                                    5,675          5,143         10,981          9,466
                                                                           ----------     ----------      ---------      ---------
    Operating income                                                            2,242          3,389          4,937          7,559
                                                                           ----------     ----------      ---------      ---------

Other income (expense), net:
  Change in fair market value of derivatives                                        -           (105)             -           (124)
  Ineffective portion of hedges                                                    17            379              7            196
  Interest and other income                                                        18              1            158             46
  Interest expense                                                               (487)          (522)          (955)        (1,008)
  Other expense                                                                   (59)           (25)           (85)           (46)
                                                                           ----------     ----------      ---------      ---------
    Total other expense, net                                                     (511)          (272)          (875)          (936)
                                                                           ----------     ----------      ---------      ---------
    Income before income taxes                                                  1,731          3,117          4,062          6,623
Income tax expense, deferred                                                     (628)          (447)        (1,477)        (1,639)
                                                                           ----------     ----------      ---------      ---------

Net income before cumulative effect of change in accounting principle           1,103          2,670          2,585          4,984
Cumulative effect on prior years of a change in accounting principle,
  net of tax of $32                                                                 -              -              -            (62)
                                                                           ----------     ----------      ---------      ---------
    Net income                                                                  1,103          2,670          2,585          4,922
Cumulative preferred stock dividend                                              (144)          (146)          (287)          (292)
                                                                           ----------     ----------      ---------      ---------
    Net income available to common stockholders                            $      959     $    2,524      $   2,298      $   4,630
                                                                           ==========     ==========      =========      =========

Net income per common share:
  Basic - before cumulative effect of a change in accounting principle     $     0.04     $     0.12      $    0.09      $    0.22
  Cumulative effect of a change in accounting principle, net of tax                -               -              -              -
                                                                           ----------     ----------      ---------      ---------
  Basic - after cumulative effect of a change in accounting principle      $     0.04     $     0.12      $    0.09      $    0.22
                                                                           ==========     ==========      =========      =========

  Diluted - before cumulative effect of a change in accounting principle   $     0.04     $     0.11      $    0.09      $    0.20
  Cumulative effect of a change in accounting principle, net of tax                 -              -              -              -
                                                                           ----------     ----------      ---------      ---------
  Diluted - after cumulative effect of a change in accounting principle    $     0.04     $     0.11      $    0.09      $    0.20
                                                                           ==========     ==========      =========      =========

Weighted average common share outstanding:
  Basic                                                                        25,246         21,145         25,235         21,144
                                                                           ==========     ==========      =========      =========
  Diluted                                                                      28,330         24,078         28,296         24,051
                                                                           ==========     ==========      =========      =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                             PARALLEL PETROLEUM CORPORATION
                         Consolidated Statements of Cash Flows
                        Six Months Ended June 30, 2004 and 2003
                                      (Unaudited)
                                 (dollars in thousands)

                                                                                              2004              2003
                                                                                         ---------------- -----------------

Cash flows from operating activities:
  Net income                                                                                $      2,585      $       4,922

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and depletion                                                                   4,046              4,055
      Accretion of asset retirement obligation                                                        53                 68
      Deferred income taxes                                                                         1,477             1,639
      Change in fair value of derivative instruments                                                    -                21
      Ineffective portion of hedges                                                                    (7)              (93)
      Stock option expense                                                                             84                 -
      Cumulative effect on prior years of a change in accounting principle, net of tax                  -                62
Changes in assets and liabilities:
    Other, net                                                                                       (141)              (80)
    Increase in accounts receivables                                                                 (507)           (1,728)
    Increase in other current assets                                                                  (87)             (111)
    Increase in accounts payable and accrued liabilities                                            1,084               186
                                                                                             ------------     -------------
      Net cash provided by operating activities                                                     8,587             8,941
                                                                                             ------------     -------------

Cash flows from investing activities:
    Additions to oil and gas property                                                             (14,590)           (7,241)
    Proceeds from disposition of oil and gas property                                                  25                20
    Additions to other property and equipment                                                        (516)             (292)
                                                                                             ------------     -------------
      Net cash used in investing activities                                                       (15,081)           (7,513)
                                                                                             ------------     -------------

Cash flows from financing activities:
    Net payments on bank line of credit                                                            (5,750)           (7,000)
    Proceeds from exercise of stock options                                                           103                12
    Deferred stock offering costs                                                                      (7)                -
    Payment of preferred stock dividend                                                              (287)             (292)
                                                                                             ------------     -------------
      Cash used in financing activities                                                            (5,941)           (7,280)
                                                                                             ------------     -------------

Net decrease in cash and cash equivalents                                                         (12,435)           (5,852)

Cash and cash equivalents at beginning of period                                                   17,378            11,812
                                                                                             ------------     -------------

Cash and cash equivalents at end of period                                                   $      4,943     $       5,960
                                                                                             ============     =============

Non-cash financing and investing activities:
  Oil and gas properties asset retirement obligations, net                                   $        189     $       1,221
  Accrued preferred stock dividend                                                           $          -     $          24


The accompany notes are an integral part of these Consolidated Financial Statements.

               PARALLEL PETROLEUM CORPORATION
   Consolidated Statements of Comprehensive Income (Loss)
                (Unaudited)
          (dollars in thousands)

                                                Three Months Ended June 30,            Six Months Ended June 30,
                                            ------------------------------------- ------------------------------------
                                                  2004               2003               2004               2003
                                            ------------------ ------------------ ------------------ -----------------
Net income                                     $ 1,103            $ 2,670             $ 2,585              $ 4,922
                                               -------            -------             -------              -------

Other comprehensive loss:
  Unrealized losses on derivatives              (3,782)            (1,214)             (8,125)              (3,065)
  Reclassification adjustments for losses
    on derivatives included in net income        1,952                  -               3,171                    -
                                                ------             ------             -------              -------
 Change in fair value of derivatives            (1,830)            (1,214)             (4,954)              (3,065)
 Income tax benefit                                624                392               1,685                1,021
                                                ------             ------             -------              -------

Total other comprehensive loss                  (1,206)              (822)             (3,269)              (2,044)
                                                ------             ------             -------              -------

Total comprehensive income (loss)               $ (103)           $ 1,848             $  (684)             $ 2,878
                                                ======            =======             =======              =======




























The accompany notes are an integral part of these Consolidated Financial Statements.

                         PARALLEL PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

        Parallel Petroleum Corporation ("Parallel", "we", "us", or "the Company") was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1994.

        We are engaged in the acquisition, development, exploitation and production of oil and natural gas and, to a lesser extent, the domestic exploration for oil and natural gas. These activities are concentrated in the Permian Basin of west Texas and New Mexico, east Texas, the onshore gulf coast area of south Texas and the Fort Worth Basin of north Texas.

        The financial information included herein, except the balance sheet as of December 31, 2003, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.

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

NOTE 2. STOCKHOLDERS' EQUITY

        Options

        Prior to September 2003, Parallel accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In September, 2003, Parallel adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123, whereby certain transitional alternatives are available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Parallel uses the prospective method which applies prospectively the fair value recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation is adopted. The potential impact of using the fair value method, on a pro forma basis, is presented in the table that follows. As Parallel adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the charge for stock-based compensation included in the determination of
                                       5
income for the three and six month period ended June 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

        For the three and six months ended June 30, 2004, Parallel recognized compensation expense of approximately $42,000 and $84,000 respectively associated with its stock option grants. No options were granted during the quarter ended June 30, 2004.

        The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                         ------------------------------  -------------------------------
                                                              2004           2003            2004             2003
                                                         --------------- --------------  --------------   --------------
                                                                (dollars in thousands, except per share data)

Net income, as reported                                  $        1,103  $       2,670   $       2,585   $        4,922
Add:
  Expense recorded in 2004                                           42              -              84                -
Deduct:
  Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of tax                                      (48)           (62)            (95)            (109)
                                                         --------------  -------------   -------------   --------------
      Pro forma net income                               $        1,097  $       2,608   $       2,574   $        4,813
                                                         ==============  =============   =============   ==============

Net income per common share:
  Basic - as reported                                    $         0.04  $        0.12   $        0.09   $         0.22
                                                         ==============  =============   =============   ==============
  Basic - pro forma                                      $         0.04  $        0.11   $        0.09   $         0.21
                                                         ==============  =============   =============   ==============

  Diluted - as reported                                  $         0.04  $        0.11   $        0.09   $         0.20
                                                         ==============  =============   =============   ==============
  Diluted - pro forma                                    $         0.04  $        0.10   $        0.09   $         0.20
                                                         ==============  =============   =============   ==============

NOTE 3. LONG TERM DEBT

        Long term debt as of June 30, 2004, was $34.0 million which is due and payable in December 2006.

        Revolving Credit Facility. Under our revolving credit facility (the "Facility"), we may borrow the lesser of $100.0 million or the "borrowing base" then in effect. The borrowing base calculation is based upon the estimated discounted present value of our oil and gas reserves. The borrowing base at June 30, 2004 was $52.0 million, which was reduced to $51.5 million effective August 5, 2004 following our sale of non-core oil and gas assets. All borrowings are collateralized by our oil and gas reserves. The total outstanding principal amount of our bank indebtedness at June 30, 2004 was $34.0 million, excluding $250,000 reserved for our letters of credit. The borrowing base is subject to redetermination semi-annually on or about April 1 and October 1 or at other times required by the banks or at our request. All indebtedness matures December 20, 2006.

        Unpaid principal balances outstanding under the Facility bear interest, at our election, at a rate equal to (i) the agent bank's base lending rate, or
(ii) the LIBOR rate plus a LIBOR margin of 2.25% to 2.75%. However, the interest rate may never be less than 4.50%. Interest is due and payable on the day which the related LIBOR interest period ends. We are required to pay a commitment fee of .25% times the daily average of the unadvanced amount of the commitment.

        The Facility includes various restrictive covenants and compliance requirements. Among these restrictions are limitations on our ability to:

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

        Our revolving credit facility also requires that we have:

        . at the end of each quarter, a current ratio (as defined in the credit agreement) of at least 1.1 to 1.0;

        . at the end of each quarter, a funded debt ratio (as defined in the credit agreement) of not more than 3.0 to 1.0; and

        . at all times, adjusted consolidated net worth (as defined in the credit agreement) of at least (a) $40.0 million, plus (b) seventy-five percent (75%) of the net proceeds from any equity securities issued by Parallel, plus (c) fifty percent (50%) of Parallel's consolidated net income for each fiscal quarter, if positive, and zero percent (0%) if negative.

        As of June 30, 2004, we were in compliance with all covenants.

NOTE 4. PREFERRED STOCK

        We have outstanding 957,000 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of 6% Convertible Preferred Stock may be converted, at the option of the holder, into
2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The 6% Convertible Preferred Stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. We may redeem the 6% Convertible Preferred Stock, in whole or part, for $10 per share plus accrued and unpaid dividends.

NOTE 5. FULL COST CEILING TEST

        We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes and asset retirement obligations, may not exceed a calculated "ceiling". The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and gas properties, less related deferred income taxes and asset retirement obligation over the ceiling, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that such excess above the ceiling would not have existed if the increased prices were used in the calculations.

        At June 30, 2004 the net book value of our oil and gas properties, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting.

        Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the six month periods ended June 30, 2004 and 2003, overhead costs capitalized were approximately $522,000 and $431,000 respectively.

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

        As of June 30, 2004, we have recorded unrealized losses of $10.6 million ($7.0 million, net of tax) related to our derivative instruments, which represented the estimated aggregate fair values of our open derivative contracts as of that date. These unrealized losses are presented on the Consolidated Balance Sheet as a current liability of $5.9 million and long-term liabilities of $4.7 million and $7.0 million, net of tax, as accumulated comprehensive loss in Stockholders' Equity. We recorded an ineffective portion of the derivative instruments of approximately $200,000 in current liabilities. During the twelve month period ending June 30, 2005, we expect approximately $3.9 million, net of tax, to be transferred out of accumulated comprehensive loss and charged to earnings.

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

        Under our Revolving Credit Facility, we may elect an interest rate based upon the agent bank's base lending rate, or the LIBOR rate, plus a margin ranging from 2.25% to 2.75% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%.

        A recap for the period of time, notional amounts, LIBOR fixed interest rates, expected margin rates and expected fixed interest rates for the contract are as follows:


                                                                        Libor          Expected       Expected
                                                    Notional            Fixed           Margin          Fixed
                Period of Time                    Amounts (1)     Interest Rates (2)  Rates (3)   Interest Rates (4)
----------------------------------------------- ----------------- ------------------- ----------- ------------------
July 1, 2004 thru December 31, 2004                 $ 30,000,000        2.660%          2.500%         5.160%

January 1, 2005 thru December 31, 2005              $ 20,000,000        4.050%          2.250%         6.300%

January 1, 2006 thru December 20, 2006              $ 10,000,000        4.050%          2.250%         6.300%
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



                                                               Houston Ship Channel
                                                                    gas prices
                                                            ---------------------------
                                               MMBtu of
              Period of Time                 Natural Gas       Floor          Cap
------------------------------------------- --------------  ------------  -------------
July 1, 2004 thru October 31, 2004                123,000        $ 4.40         $ 5.50

April 1, 2005 thru October 31, 2005               428,000        $ 5.00         $ 7.26


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

        We have entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:

                                                                                           Houston Ship
                                             Barrels of     Nymex Oil        MMBtu of        Channel
              Period of Time                     Oil       Swap Prices     Natural Gas    Gas Swap Price
-------------------------------------------- ------------ ---------------  ------------- -----------------

July 1, 2004 thru December 31, 2004              220,800         $ 24.27        491,000           $ 4.694

January 1, 2005 thru December 31, 2005           365,000         $ 23.35              -           $     -

January 1, 2005 thru March 31, 2005                    -         $     -        180,000           $ 4.705

January 1, 2006 thru December 20, 2006           265,500         $ 23.04              -           $     -




NOTE 7. NET INCOME PER COMMON SHARE

        Basic net income per share exclude any dilutive effects of option, warrants and convertible securities and are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed similar to basic net income per share. However, diluted net income per share reflects the assumed conversion of all potentially dilutive securities.

        The following table provides the computation of basic and diluted net income per common share for the three and six months ended June 30, 2004 and 2003:


                                                                 Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                              ------------------------- -------------------------
                                                                  2004         2003         2004         2003
                                                              ------------ ------------ ------------ ------------
                                                                  (dollars in thousands, except per share data)
Basic Earnings Per Share Computation:
  Numerator-
    Income before cumulative effect of a change
      in accounting principle                                      $ 1,103    $ 2,670      $ 2,585      $ 4,984
    Cumulative effect of a change in accounting principle,
      net of tax                                                        -           -            -          (62)
                                                                   -------    -------      -------      -------
                                                                     1,103      2,670        2,585        4,922
    Preferred stock dividend                                          (144)      (146)        (287)        (292)
                                                                   -------    -------      -------      -------

        Net income available to common stockholders                $   959    $ 2,524      $ 2,298      $ 4,630
                                                                   =======    =======      =======      =======

  Denominator-
    Weighted average common shares outstanding                      25,246     21,145       25,235       21,144
                                                                   =======    =======      =======      =======

Basic Earnings Per Share:
    Income before cumulative effect of a change
      in accounting principle                                      $  0.04    $  0.12      $  0.09     $  0.22
    Cumulative effect of a change in accounting principle,
      net of tax                                                         -         -            -            -
                                                                   -------    -------      ------      -------
        Net income per common share                                $  0.04    $  0.12      $ 0.09      $  0.22
                                                                   =======    =======      ======      =======

Diluted Earnings Per Share Computation:
  Numerator-
    Income before cumulative effect of a change
      in accounting principle                                      $ 1,103    $ 2,670      $ 2,585      $ 4,984
    Cumulative effect of a change in accounting principle,
      net of tax                                                         -          -            -          (62)
                                                                   -------    -------      -------      -------
                                                                     1,103      2,670        2,585        4,922
    Preferred stock dividend                                             -          -            -            -
                                                                   -------    -------      -------      -------

        Net income available to common stockholders                $ 1,103    $ 2,670      $ 2,585      $ 4,922
                                                                   =======    =======      =======      =======

  Denominator -
    Weighted average common shares outstanding                      25,246     21,144       25,235       21,144
    Employee stock options                                             285        150          268          123
    Warrants                                                            65          -           59            -
    Preferred stock                                                  2,734      2,784        2,734        2,784
                                                                  --------    -------      -------      -------
      Weighted average common shares for diluted earnings
        per share assuming conversion                               28,330     24,078       28,296       24,051
                                                                  ========    =======      =======      =======

Diluted Earnings Per Share:
  Income before cumulative effect of a change
    in accounting principle                                       $   0.04    $  0.11      $  0.09      $  0.20
  Cumulative effect of a change in accounting principle,
    net of tax                                                           -          -            -            -
                                                                  --------    -------      -------      -------
        Net income per common share                               $   0.04    $  0.11      $  0.09      $  0.20
                                                                  ========    =======      =======      =======

NOTE 8: ASSET RETIREMENT OBLIGATIONS

        On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations "SFAS No. 143". SFAS No. 143 requires us to recognize a liability for the present value of all obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the related oil and gas properties

        The following table summarizes our asset retirement obligation activity:


                                              Three Months Ended            Six Months Ended
                                         ----------------------------   ----------------------------
                                         June 30, 2004  June 30, 2003   June 30, 2004  June 30, 2003
                                         -------------- -------------   -------------  -------------
                                                      (in thousands)
Beginning asset retirement obligation       $ 1,864        $ 1,727          $ 1,701        $ 1,693

Additions related to new properties              59             16              231             16

Deletions related to property disposals           -              -              (42)             -

Accretion expense                                20             34               53             68
                                            -------        -------          -------        -------
Ending asset retirement obligation          $ 1,943        $ 1,777          $ 1,943        $ 1,777
                                            =======        =======          =======        =======




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

        In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would apply to Parallel effective January 1, 2005. We are currently unable to determine what effect this statement will have on our financial position or results of operations.

NOTE 10.COMMITMENTS AND CONTINGENCIES

        From time to time, we are a party to ordinary routine litigation incidental to our business. We are not currently a party to any pending litigation, and we are not aware of any threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

        As previously reported, the Compensation Committee has approved in principle the adoption of an employee incentive and retention plan which, generally, would provide for a one-time cash payment to all officers and employees upon the occurrence of a merger, sale or other change of control of the company. The Committee is still working on finalizing the specific compensatory features of the plan, which we expect will include features tied more closely to the market price of Parallel's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes.

OVERVIEW

Strategy

        Our primary objective is to increase stockholder value of our common stock through increasing reserves, production, cash flow from operations and earnings. We have shifted the balance of our investments from properties having high rates of production in early years to properties with more consistent production over a longer term. We attempt to reduce our financial risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for exploitation and development drilling opportunities. Obtaining positions in long-lived oil and gas reserves are given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. We also attempt to further reduce risk by emphasizing acquisition possibilities over high risk exploration projects.

        Since the latter part of 2002, we have reduced our emphasis on high risk exploration efforts and focused on established geologic trends where we utilize the engineering, operational, financial and technical expertise of our entire staff. Although we anticipate participating in exploratory drilling activities in the future, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are important criteria in the execution of our business plan. In summary, our current business plan:

        .   focuses on projects having less geological risk;

        .   emphasizes exploitation and enhancement activities;

        .   focuses on acquiring producing properties; and

        . expands the scope of operations by diversifying our exploratory and development efforts, both in and outside of our current areas of operation.

        Although the direction of our exploration and development activities has shifted from high risk exploratory activities to lower risk development opportunities, we will continue our efforts, as we have in the past, to utilize advanced technologies, serve as operator in appropriate circumstances, and reduce operating costs.

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

        Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

        .   cash flow from operations;

        .   sales of our equity securities;

        .   bank borrowings; and

        .   industry joint ventures.

        For the three months ended June 30, 2004, the sales price we received for our crude oil production (excluding hedges) averaged $35.70 per barrel compared to $26.09 per barrel for the three months ended June 30, 2003. The average sales price we received for natural gas for the three months ended June 30, 2004 (excluding hedges), was $5.94 per Mcf compared to $6.10 per Mcf for the three months ended June 30, 2003.

        For the six months ended June 30, 2004, the sales price we received for our crude oil production (excluding hedges) averaged $34.31 per barrel compared to $29.28 for the six months period ended June 30, 2003. The average sales price we received for natural gas for the six months ended June 30, 2004 (excluding hedges), was $5.55 per Mcf compared to $5.96 for the six months ended June 30, 2003. For information regarding prices received, including our hedges, you should refer to the selected operating data set forth in the table on page 18.

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

        Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to depletable oil and gas properties. Depletion per BOE for the six months ending June 30, 2004 and 2003 was $6.92 and $7.07, respectively, excluding the FAS 143 adjustment in 2003.

Results of Operations

        Our business activities are characterized by frequent, and sometimes significant, changes in our:

        .   reserve base;

        .   sources of production;

        .   product mix (gas versus oil volumes); and

        .   the prices we receive for our oil and gas production.

        Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for the three and six months ended June 30, 2004 and 2003.


                                                             Three Months Ended        Six Months Ended
                                                           -----------------------  -----------------------
                                                              6/30/2004  6/30/2003   6/30/2004   6/30/2003
                                                           ------------ ----------  ----------- -----------
             Sales Volumes:
               Oil (MBbls)                                         166        160          327         313
               Natural gas (MMcf)                                  644        805        1,376       1,587
               Equivalent barrels of oil (MBOE)(1)                 273        294          556         578
               Equivalent barrels of oil (BOE) per day           3,006      3,230        3,057       3,192

             Average Sales Prices:
               per Bbl (unhedged)(2)                           $ 35.70    $ 26.09      $ 34.31     $ 29.28
               per Bbl (hedged)(3)                             $ 26.54    $ 24.00      $ 26.21     $ 27.82
               per MCF (unhedged)(2)                           $  5.94    $  6.10      $  5.55     $  5.96
               per MCF (hedged)(3)                             $  5.45    $  5.84      $  5.34     $  5.24
               per BOE (unhedged)(2)                           $ 35.72    $ 30.89      $ 33.92     $ 32.25
               per BOE (hedged)(3)                             $ 29.00    $ 29.03      $ 28.63     $ 29.46

             Revenues:
              (dollars in thousands)
               Oil revenue                                     $ 5,928    $ 4,168      $11,218     $ 9,174
               Oil hedge                                       $(1,522)   $  (335)     $(2,646)    $  (457)
               Gas revenue                                     $ 3,824    $ 4,910      $ 7,640     $ 9,459
               Gas hedge                                       $  (313)   $  (211)     $  (294)    $(1,151)
                                                          ------------ ----------  ----------- -----------
                  Total oil and gas revenues                   $ 7,917    $ 8,532      $15,918     $17,025
                                                          ============ ==========  =========== ===========

             Cost per BOE:
               Lease operating expense                         $  7.37    $  5.92      $  6.37     $  4.56
               Production taxes                                $  1.72    $  1.51      $  1.71     $  1.75
               General and administrative                      $  4.47    $  3.36      $  4.39     $  3.06
               Depreciation and depletion                      $  7.20    $  6.77      $  7.28     $  7.02

                ________________
               (1) A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil. "MBOE" means one thousand BOE.
               (2) Unhedged price is the actual price received at the wellhead for our oil and natural gas.
               (3) Hedged price is the actual price received at the wellhead for our oil and natural gas plus or minus the settlements on our derivatives.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003:

        Oil and Gas Revenues. Our combined oil and gas revenues decreased $615,000 or 7%, to $7.9 million for the three months ended June 30, 2004, from $8.5 million for the same period of 2003. Derivative transactions resulted in hedge losses on oil and gas of approximately $1.8 million for the three months ended June 30, 2004 compared to $546,000 for the same period in 2003. Gas revenue decreased by $1.1 million due to decreased prices and natural production declines in the Yegua/Frio, Cook Mountain areas. This decrease was partially offset by an increase in oil revenue of $1.8 million which was due to increased prices and increased production in the Diamond M and Fullerton Fields.

        Lease Operating Costs. Lease operating costs increased approximately $273,000, or 16%, to $2.0 million during the three months ended June 30, 2004, compared with $1.7 million for the same period of 2003. The increase was primarily associated with our waterfloods on our oil properties.

        General and Administrative Expenses. General and administrative expenses increased approximately $253,000, or 26%, to $1.2 million for the three months ended June 30, 2004 from $968,000 for the same period of 2003. The increase was primarily due to costs associated with additional personnel hired, current year salary increases and increased public reporting costs. General and administrative expense capitalized to oil and gas properties is approximately $235,000 and approximately $167,000 for 2004 and 2003 respectively.

        Depreciation and Depletion. Depreciation and depletion expenses were substantially the same for the three months ended June 30, 2004 compared with the same period of 2003.

        Change in Fair Market Value of Derivatives. A loss of approximately $105,000 was recognized for the three months ended June 30, 2003 along with the expiration of our put options.

        Ineffective Portion of Hedges. The ineffective portion of our hedges was approximately $17,000 for the three months ended June 30, 2004 compared to $379,000 for the same period in 2003. The decrease in the ineffective portion of our hedges reflects an improved correlation between our hedge contract price and market price.

        Interest and Other Income. Interest and other income is approximately $18,000 for the three month period ended June 30, 2004 compared to approximately $1,000 for the same period of 2003.

        Interest Expense. Interest expense decreased $35,000, or 7%, to approximately $487,000 for the three months ended June 30, 2004 compared with approximately $522,000 for the same period of 2003. Although we reduced borrowings during the first quarter 2004, our interest rate hedges added approximately $117,000 to interest expense during the second quarter of 2004.

        Income Tax Expense. Income tax expense increased approximately $181,000 or 40%, to $628,000 for the three months ended June 30, 2004 compared to $447,000 for the same period in 2003. For the second quarter 2003, we recognized state income tax, net operating loss carryover and certain federal income tax credits not previously recognized.

        Net Income. We reported net income of $1.1 million for the three months ended June 30, 2004 compared with net income of $2.6 million for the three months ended June 30, 2003. The decrease of $1.5 million or 59% is mainly associated with the 7% decrease in oil and gas revenues, the 16% increase in lease operating expense, a 26% increase in general and administrative expense and a 32% increase in income tax expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003:

        Oil and Gas Revenues. Our combined oil and gas revenues decreased $1.1 million or 7%, to $15.9 million for the six months ended June 30, 2004, from $17.0 million for the same period of 2003. Derivative transactions resulted in hedge losses on oil and gas of approximately $2.9 million for the six months ended June 30, 2004 compared to $1.6 million for the same period in 2003. Gas revenue decreased by $1.8 million due to decreased prices and natural production declines in the Yegua/Frio, Cook Mountain areas. This decrease was partially offset by an increase in oil revenue of $2.0 million which was due to increased prices and increased production in the Diamond M and Fullerton Fields.

        Lease Operating Costs. Lease operating costs increased $912,000 or 35%, to $3.5 million during the first six months of 2004, compared with $2.6 million for the same period of 2003. The increase was primarily due to increased costs associated with our waterfloods on our oil properties.

        General and Administrative Expenses. General and administrative expenses increased approximately $673,000, or 38%, to $2.4 million during the six months ended June 30, 2004, compared with $1.8 million for the same period of 2003. The increase was primarily due to costs associated with additional personnel hired, current year salary increases and increased public reporting costs. General and administrative expense capitalized to oil and gas properties is $522,000 and $431,000 for 2004 and 2003, respectively.

        Depreciation and Depletion Expense. Depreciation and depletion expenses were substantially the same for the six months period ending June 30, 2004 compared to the same period of 2003.

        Change in Fair Market Value of Derivatives. A loss of approximately $124,000 was recognized for the six months ended June 30, 2003 along with the expiration of our put options.

        Ineffective Portion of Hedges. The ineffective portion of our hedges was approximately $7,000 for the six months ending June 30, 2004 compared to $196,000 for the same period in 2003. The decrease in the ineffective portion of our hedges reflects an improved correlation between our hedge contract price and market price.

        Interest and Other Income. Interest and other income is $158,000 for the six month period ended June 30, 2004 compared to $46,000 for the same period of 2003.

        Interest Expense. Interest expense decreased $53,000 or 5%, to $955,000 for the six months ended June 30, 2004 compared with $1.0 million for the same period of 2003; due to decreased bank borrowings. Although we reduced net borrowings by approximately $5.7 million, our interest rate hedges added approximately $231,000 to interest expense during the six months ended June 30, 2004.

        Income Tax Expense. Income tax expense declined $162,000 for the six months period ending June 30, 2004 compared to the same period of 2003. Our effective rate for the six months ended June 30, 2004 was 36%, which is greater than the 25% rate in 2003. In 2003, we recognized state income tax, net operating loss carryover and certain federal income tax credits not previously recognized.

        Net Income. We reported net income of $2.6 million for the six months ended June 30, 2004 compared to $5.0 million for the six months ended June 30, 2003. The decrease of $2.4 million or 48% is primarily associated with the 7% decrease in oil and gas revenues, 35% increase in lease operating expense and 38% increase in general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

        Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and gas we produce.

        Working capital decreased 91% or approximately $15.0 million as of June 30, 2004 compared with December 31, 2003. Current assets exceeded current liabilities by $1.4 million at June 30, 2004. The working capital decrease was primarily due to the net payments on our revolving credit facility of $5.7 million, increased current maturity of derivative obligations of approximately $2.8 million and working capital requirements associated with our increased drilling program in 2004.

        We incurred net property costs of $15.0 million for the six months ended June 30, 2004 compared to $7.5 million for the same period in 2003. This is a result of our increased capital budget from $15.5 million in 2003 to an estimated $25.3 million in 2004. Included in our property basis for the six months ending June 30, 2004 and 2003 were asset retirement costs of approximately $189,000 and $1.2 million respectively, net of disposals, for the adoption of SFAS 143 (see Note 8 to Consolidated Financial Statements). Our property leasehold acquisition, development and enhancement activities were financed by the utilization of cash flows provided by operations and cash on hand.

        Stockholders' equity is $60.4 million for June 30, 2004, compared to $61.2 million at December 31, 2003, a decrease of 1%. The decline is attributable to a reduction in value of our derivative instruments (see Note 6 to Consolidated Financial Statements) partially offset by net income.

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

Bank Borrowings

        Parallel and its subsidiary, Parallel, L.P., are parties to a credit agreement with First American Bank, SSB, Western National Bank and BNP Paribas which provides for revolving loans. This means that we can borrow, repay and reborrow funds drawn under the credit facility. However, the aggregate amount that we can borrow and have outstanding at any one time is subject to a borrowing base. Generally, we can borrow only up to the borrowing base in effect from time to time. The borrowing base amount is redetermined by the banks on or about April 1 and October 1 of each year or at other times required by the banks or at our request. At June 2004, the borrowing base was $52.0 million, which was reduced to $51.5 million effective August 5, 2004 following our sale of non-core oil and gas assets. If, as a result of the banks' redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we must either provide additional collateral to the banks or prepay the principal of the note in an amount equal to the excess. Except for principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

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

        If the total outstanding borrowings under the revolving credit facility are less than the borrowing base, an unused commitment fee is required to be paid to the bank lenders. The amount of the fee is .25% of the daily average of the unadvanced amount of the borrowing base. The fee is payable quarterly. All outstanding principal under the revolving credit facility is due and payable on December 20, 2006. The loan is secured by substantially all of our oil and gas properties, including the properties of Parallel, L.P. Parallel, L.L.C., a subsidiary of Parallel, guaranteed payment of the loans.

        We are highly dependent on bank borrowings to fund our exploration and drilling activities. Our borrowing base calculation is based upon the estimated value of oil and gas reserves. If our borrowing base declines significantly, our liquidity would be suddenly and materially limited.

        If the borrowing base is increased, we are required to pay a fee of .25% on the amount of any increase in the borrowing base.

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

        Our revolving credit facility also requires that we have:

        . at the end of each quarter, a current ratio (as defined in the credit agreement) of at least 1.1 to 1.0;

        . at the end of each quarter, a funded debt ratio (as defined in the credit agreement) of not more than 3.0 to 1.0; and

        . at all times, adjusted consolidated net worth (as defined in the credit agreement) of at least (a) $40.0 million, plus (b) seventy-five percent (75%) of the net proceeds from any equity securities issued by Parallel, plus (c) fifty percent (50%) of Parallel's consolidated net income for each fiscal quarter, if positive, and zero percent (0%) if negative.

        As of June 30, 2004, we were in compliance with all covenants.

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

        . acquisitions of producing properties or companies owning producing properties; and

        .   general corporate purposes.

Preferred Stock

        At June 30, 2004, we had 957,000 shares of 6% Convertible Preferred Stock outstanding. The 6% Convertible Preferred Stock:

        . requires us to pay dividends of $.60 per annum, semi-annually on June 15 and December 15 of each year;

        . is convertible into common stock at any time, at the option of the holder, into 2.8751 shares of common stock at an initial conversion price of $3.50 per shares, subject to adjustment in certain events;

        . is redeemable at our option, in whole or in part, for $10 per share, plus accrued and unpaid dividends;

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

        In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would apply to Parallel effective January 1, 2005. We are currently unable to determine what effect this statement will have on our financial position or results of operations.

Effects of Derivative Instruments

        As of January 1, 2003, we designated our costless collars, oil and gas swaps and interest rate swaps as cash flow hedges under the provisions of SFAS 133, as amended. The adoption of cash flow hedge accounting allows us to record changes in fair value of contracts designated as cash flow hedges through other comprehensive income until realized. When realized, we reflect the gain or loss on commodity derivatives designated as cash flow hedges in revenue and on interest rate derivatives designated as cash flow hedges in interest expense. We utilize mark-to-market accounting for our put positions. The purpose of our hedges is to provide a measure of stability in our oil and gas prices and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and gas prices and a fixed interest rate for certain notional amounts.

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

        During fiscal year 2003, the average realized sales price for our oil and gas was $30.66 (unhedged) per BOE. For the six months ended June 30, 2004, our average realized price was $33.92 (unhedged) per BOE.

        Rising costs in the services and supply sectors, including but not limited to tubular goods, will adversely affect our cash flow and amounts available for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following quantitative and qualitative information is provided about market risks and derivative instruments to which Parallel was a party at June 30, 2004, and from which Parallel may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.

Interest Rate Sensitivity as of June 30, 2004

        Our only financial instrument sensitive to changes in interest rates is our bank debt. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in June, 2004. You should read Note 2 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.


                                  July       July       July       July       July       July
                                  2004       2005       2006       2007       2008       2009      Total
                                ---------- ---------- ---------- ---------- ---------  --------- ----------
                                                   (In 000's, except interest rates)

Variable rate debt:
  Revolving facility (secured)        $ -        $ -   $ 34,000        $ -       $ -        $ -   $ 34,000
    Average interest rate           4.50%      4.50%      4.50%          -         -          -
______________


        At June 30, 2004, we had bank loans in the amount of approximately $34.0 million outstanding under our revolving credit facility at an average interest rate of 4.50%. Borrowings under our revolving credit facility bear interest, at our election, at (i) the bank's base rate or (ii) the LIBOR rate, plus LIBOR margin, but in no event less than 4.50%. As a result, our annual interest cost in 2004 will fluctuate based on short-term interest rates. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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

        A recap for the period of time, notional amounts, LIBOR fixed interest rates, expected margin rates and expected fixed interest rates for the contract are as follows:

                                                                        Libor          Expected       Expected
                                                    Notional            Fixed           Margin          Fixed
                Period of Time                    Amounts (1)     Interest Rates (2)  Rates (3)   Interest Rates (4)
----------------------------------------------- ----------------- ------------------- ----------- ------------------
July 1, 2004 thru December 31, 2004                 $ 30,000,000        2.660%          2.500%         5.160%

January 1, 2005 thru December 31, 2005              $ 20,000,000        4.050%          2.250%         6.300%

January 1, 2006 thru December 20, 2006              $ 10,000,000        4.050%          2.250%         6.300%

___________________
(1)  Based on the anticipated principal reductions under our facility.
(2)  Parallel's swap contract with BNP Paribas.
(3)  Based on the anticipated borrowing base usage under our facility.
(4) Total of the LIBOR fixed rate plus the expected margin rate under our facility. Our credit agreement requires the interest rate to not be below 4.50%.

Commodity Price Sensitivity as of June 30, 2004

        Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $16.49 per barrel to a high of $36.60 per barrel during 2003. Natural gas prices we received during 2003 ranged from a low of $1.98 per Mcf to a high of $10.28 per Mcf. During 2004, oil prices ranged from a low of $26.76 to a high of $40.06. Natural gas prices we received during 2004 ranged from a low of $2.31 per Mcf to a high of $7.85 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

        Costless Collar. Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount the producer will receive for the oil or gas hedged. Calls are sold to offset or reduce the premium paid for buying the put. We have entered into several costless, Houston ship channel gas collars. A majority of our natural gas production is sold based on Houston ship channel prices. A recap for the period of time, number of MMBtu's and gas prices is as follows:


                                                               Houston Ship Channel
                                                                    gas prices
                                                            ---------------------------
                                              MMBtu of
              Period of Time                 Natural Gas       Floor          Cap
------------------------------------------- --------------  ------------  -------------
July 1, 2004 thru October 31, 2004                123,000        $ 4.40         $ 5.50

April 1, 2005 thru October 31, 2005               428,000        $ 5.00         $ 7.26


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

        We have entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:


                                                                                           Houston Ship
                                             Barrels of     Nymex Oil        MMBtu of        Channel
              Period of Time                     Oil       Swap Prices     Natural Gas    Gas Swap Price
-------------------------------------------- ------------ ---------------  ------------- -----------------

July 1, 2004 thru December 31, 2004              220,800         $ 24.27        491,000           $ 4.694

January 1, 2005 thru December 31, 2005           365,000         $ 23.35              -           $     -

January 1, 2005 thru March 31, 2005                    -         $     -        180,000           $ 4.705

January 1, 2006 thru December 20, 2006           265,500         $ 23.04              -           $     -



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

        While preparing and reviewing this Form 10Q report, we identified a need to implement a new control procedure. This new control procedure is designed to help ensure that our accruals for hedge gains or losses are made timely.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Our annual meeting of stockholders was held on June 22, 2004. At the meeting, the following persons were elected to serve as directors of Parallel for a term of one year expiring in 2005 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Dewayne
E. Chitwood, (3) Larry C. Oldham, (4) Martin B. Oring, (5) Ray M. Poage, and (6) Jeffrey G. Shrader. Set forth below is a tabulation of votes with respect to each nominee for director.

                                                                                   BROKER
           NAME                  VOTES CAST FOR           VOTES WITHHELD          NON-VOTES
---------------------------- ------------------------ -----------------------  ----------------
Thomas R. Cambridge                21,108,318                833,955                         -
Dewayne E. Chitwood                21,269,825                672,448                         -
Larry C. Oldham                    21,113,784                828,489                         -
Martin B. Oring                    21,357,076                585,197                         -
Ray M. Poage                       21,568,151                374,122                         -
Jeffrey G. Shrader                 21,275,227                667,046                         -



        In addition to electing directors, the stockholders also voted to approve Parallel's Non-Employee Director Stock Grant Plan. Set forth below is a tabulation of votes with respect to the approval of Parallel's Non-Employee Director Stock Grant Plan:

                                                                                   BROKER
            FOR                      AGAINST                 ABSTAIN              NON-VOTES
---------------------------- ------------------------ -----------------------  ----------------
         9,351,440                  1,717,791                370,151                10,502,891


        Also, the stockholders voted upon and ratified the appointment of BDO Seidman, LLP to serve as our independent public accountants for 2004. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of our independent public accountants:



            FOR                      AGAINST                 ABSTAIN
---------------------------- ------------------------ -----------------------
        21,358,232                   438,218                 145,823


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

 No.    Description of Exhibit
----    ----------------------

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

 4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K for the fiscal year ended December 31, 2000.)

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

10.5 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)
                                       33

10.6 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford. (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K Report for the fiscal year ended December 31,
        2001).

10.7 2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q Report for the first fiscal quarter ended March 31, 2004).

10.8 2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated June 22,
        2004).

10.9 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated June 30, 1999.)

10.10 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated June 30, 1999.)

10.11   Merger Agreement dated June 25, 1999. (Incorporated by reference to
        Exhibit 10.3 of the Registrant's Form 8-K report dated June 30, 1999.)

10.12 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report dated June 30, 1999.)

10.13 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.14 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 2000.)

10.15 Credit Agreement dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report dated June 30, 1999.)

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

10.20 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 2000.)

10.21 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K for the fiscal year ended December 31, 2001.)

10.22 Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.23 First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P. Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.24 Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.25 First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003).

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

    (b) Reports on Form 8-K

              During the fiscal quarter ended June 30, 2004, we filed two reports on Form 8-K.

              On May 13, 2004, we filed a Current Report on Form 8-K, dated May 13, 2004, reporting matters furnished under Item 7 - Financial Statements and Exhibits, and Item 12 - Results of Operations and Financial Condition. This report included our May 13, 2004 press release announcing financial results for the first quarter ended March 31, 2004.

              On June 28, 2004, we filed a Current Report on Form 8-K, dated June 22, 2004, reporting matters furnished under Item 5 - Other Events. This report contains the results of voting at the annual meeting of stockholders held on June 22, 2004.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         PARALLEL PETROLEUM CORPORATION


                             BY: /s/ Larry C. Oldham
Date: August 12, 2004             ---------------------------------
                                 Larry C. Oldham
                                 President and Chief Executive Officer



Date: August 12, 2004           BY: /s/ Steven D. Foster
                                -----------------------------------
                                Steven D. Foster,
                                Chief Financial Officer

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

 4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K for the fiscal year ended December 31, 2000.)

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

10.5 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

10.6 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford. (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K Report for the fiscal year ended December 31,
          2001).

10.7 2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q Report for the first fiscal quarter ended March 31, 2004).

10.8 2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated June 22,
          2004).

10.9 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated June 30, 1999.)

10.10 Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated June 30, 1999.)

10.11     Merger Agreement dated June 25, 1999. (Incorporated by reference to
          Exhibit 10.3 of the Registrant's Form 8-K report dated June 30, 1999.)

10.12 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report dated June 30, 1999.)

10.13 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated June 30, 1999.)

10.14 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 2000.)

10.15 Credit Agreement dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K report dated June 30, 1999.)

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

10.20 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 2000.)

10.21 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K for the fiscal year ended December 31, 2001.)

10.22 Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.23 First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P. Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.24 Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit
          10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.25 First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit
          10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003).

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

--------------------
*Filed herewith.

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated:  August 12, 2004                /s/ Larry C. Oldham
                                      ----------------------------------------
                                      Larry C. Oldham, President and
                                      Chief Executive Officer
                                      (principal executive officer)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated: August 12, 2004           /s/ Steven D. Foster
                                ------------------------------------------
                                Steven D. Foster
                                Chief Financial Officer
                                (principal financial officer)

                                                                Exhibit 32.1


                                  CERTIFICATION


           (Not filed pursuant to the Securities Exchange Act of 1934)


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Larry C. Oldham, the President and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q of Parallel for the quarter ended June 30, 2004 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated: August 12, 2004


                                  /s/ Larry C. Oldham
                                  -----------------------------------------
                                  Larry C. Oldham,
                                  President and Chief Executive Officer



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

                                                                  Exhibit 32.2

                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Steven D. Foster, the Chief Financial Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q of Parallel for the quarter ended June 30, 2004 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated:  August 12, 2004

                                  /s/ Steven D. Foster
                                  ----------------------------------------
                                  Steven D. Foster,
                                  Chief Financial Officer



          A signed original of this written statement required by Section 906 has been provided to Parallel Petroleum Corporation and will be retained by Parallel Petroleum Corporation and furnished to the Securities and Exchange Commission or its staff upon request.