Form 10-Q
period 2004-09-30
PARALLEL PETROLEUM CORP
filed 2004-11-15
CIK 750561

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2004 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  Transition  period  from  ___________  to ____________

                       -----------------------------------

                         COMMISSION FILE NUMBER 0-13305
                       -----------------------------------

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

                                    Yes X     No
                                       ---        ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes       No   X
                                       ---        ---

         At November 4, 2004, 25,439,292 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION
                                                                      Page No.
ITEM 1.    FINANCIAL STATEMENTS

Reference is made to the succeeding pages for the following consolidated financial statements:

          -    Consolidated Balance Sheets as of September 30, 2004
               (unaudited) and December 31, 2003                          1

          -    Unaudited Consolidated Statements of Income for the
               three months and nine months ended September 30, 2004
               and 2003                                                   2

          -    Unaudited Consolidated Statements of Cash Flows for
               the nine months ended September 30, 2004 and 2003          3

          -    Unaudited Consolidated Statements of Comprehensive
               Income (Loss)for the three months and nine months
               ended September 30, 2004 and 2003                          4

          -    Notes to Consolidated Financial Statements                 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                     33

ITEM 4.  CONTROLS AND PROCEDURES                                         35

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               35

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
         OF PROCEEDS                                                     36

ITEM 6.  EXHIBITS                                                        37

SIGNATURES

                                      (i)

                              PARALLEL PETROLEUM CORPORATION
                               Consolidated Balance Sheets
                                  (dollars in thousands)

                                                                                              September 30,        December 31,
                                          Assets                                                  2004                 2003
                                                                                              -------------        ------------
                                                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                                                   $       3,712        $     17,378
  Accounts receivable:
    Oil and gas                                                                                       5,235               4,610
    Others, net of allowance for doubtful account of $9                                                 881                 316
                                                                                              -------------        ------------
                                                                                                      6,116               4,926
  Other current assets                                                                                  220                 210
  Deferred tax asset                                                                                  3,625               1,098
                                                                                              -------------        ------------
      Total current assets                                                                           13,673              23,612
                                                                                              -------------        ------------

Property and equipment, at cost:
  Oil and gas properties, full cost method                                                          203,104             162,621
  Other                                                                                               2,005               1,414
                                                                                              -------------        ------------
                                                                                                    205,109             164,035
  Less accumulated depreciation and depletion                                                       (76,100)            (70,070)
                                                                                              -------------        ------------
      Net property and equipment                                                                    129,009              93,965
                                                                                              -------------        ------------
Other assets, net of accumulated amortization of $495 and $182                                        1,263                 766
                                                                                              -------------        ------------
                                                                                              $     143,945        $    118,343
                                                                                              =============        ============

                           Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                                                    $       5,670        $      3,965
  Asset retirement obligations                                                                          180                   -
  Derivative obligations                                                                             10,836               3,231
                                                                                              -------------        ------------
      Total current liabilities                                                                      16,686               7,196
                                                                                              -------------        ------------

Long-term debt                                                                                       55,000              39,750
Asset retirement obligations                                                                          1,827               1,701
Derivative obligations                                                                                9,329               2,655
Deferred tax liability                                                                                5,393               5,809
                                                                                              -------------        ------------
      Total long-term liabilities                                                                    71,549              49,915
                                                                                              -------------        ------------
Commitments and contingencies

Stockholders' equity:
  Series A preferred stock -- par value $0.10 per share , authorized 50,000 shares                        -                   -
  Preferred stock -- 6% convertible preferred stock -- par value $.10 per share,
    (liquidation preference of $10 per share) authorized 10,000,000
    shares, issued and outstanding 950,000 and 959,500                                                   95                  96
  Common stock -- par value $0.01 per share, authorized 60,000,000
    shares, issued and outstanding 25,414,292 and 25,216,863                                            254                 253
  Additional paid-in capital                                                                         48,285              47,544
  Retained earnings                                                                                  20,263              17,060
  Accumulated comprehensive loss                                                                    (13,187)             (3,721)
                                                                                              -------------        ------------

      Total stockholders' equity                                                                     55,710              61,232
                                                                                              -------------        ------------
                                                                                              $     143,945        $    118,343
                                                                                              =============        ============

The accompanying notes are an integral part of these Consolidated Financial Statements.


                                      (1)

           PARALLEL PETROLEUM CORPORATION
          Consolidated Statements of Income
                     (Unaudited)
        (in thousands, except per share data)


                                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                                        ----------------------------------      ---------------------------------
                                                             2004                2003                2004              2003
                                                        ----------------  ----------------      ---------------- ----------------
Oil and gas revenues                                    $          7,745  $          8,731      $         23,663 $         25,756
                                                        ----------------  ----------------      ---------------- ----------------

Cost and expenses:
  Lease operating expense                                          1,894             1,600                 5,437            4,231
  Production taxes                                                   458               478                 1,407            1,488
  General and administrative                                       1,438             1,061                 3,881            2,831
  Depreciation and depletion                                       1,984             2,189                 6,030            6,244
                                                        ----------------  ----------------      ---------------- ----------------
     Total costs and expenses                                      5,774             5,328                16,755           14,794
                                                        ----------------  ----------------      ---------------- ----------------
     Operating income                                              1,971             3,403                 6,908           10,962
                                                        ----------------  ----------------      ---------------- ----------------

Other income (expense), net:
  Change in fair market value of derivatives                           -                 -                     -              (22)
  Ineffective portion of hedges                                       57                85                    64              179
  Interest and other income                                           10                34                   168               80
  Interest expense                                                  (509)             (540)               (1,464)          (1,548)
  Other expense                                                      (25)              (32)                 (110)             (78)
                                                        ----------------  ----------------      ---------------- ----------------
     Total other expense, net                                       (467)             (453)               (1,342)          (1,389)
                                                        ----------------  ----------------      ---------------- ----------------
     Income before income taxes                                    1,504             2,950                 5,566            9,573
Income tax expense, deferred                                        (457)           (1,254)               (1,934)          (2,893)
                                                        ----------------  ----------------      ---------------- ----------------

Net income before cumulative effect
  of change in accounting principle                                1,047             1,696                 3,632            6,680
Cumulative effect on prior years of a change
  in accounting principle, net of tax of $32                          -                  -                     -              (62)
                                                        ----------------  ----------------      ---------------- ----------------
     Net income                                                    1,047             1,696                 3,632            6,618
Cumulative preferred stock dividend                                 (142)             (147)                 (429)            (439)
                                                        ----------------  ----------------      ---------------- ----------------
     Net income available to common stockholders        $            905  $          1,549      $          3,203 $          6,179
                                                        ================  ================      ================ ================

Net income per common share:
  Basic - before cumulative effect of
    a change in accounting principle                    $           0.04  $           0.07      $           0.13 $           0.29
  Cumulative effect of a change in
    accounting principle, net of tax                                   -                 -                     -                -
                                                        ----------------  ----------------      ---------------- ----------------
  Basic - after cumulative effect
    of a change in accounting principle                 $           0.04  $           0.07      $           0.13 $           0.29
                                                        ================  ================      ================ ================
  Diluted - before cumulative effect of
    a change in accounting principle                    $           0.04  $           0.07      $           0.13 $           0.27
  Cumulative effect of a change in
    accounting principle, net of tax                                   -                 -                     -                -
                                                        ----------------  ----------------      ---------------- ----------------
  Diluted - after cumulative effect
    of a change in accounting principle                 $           0.04  $           0.07      $           0.13 $           0.27
                                                        ================  ================      ================ ================

Weighted average common share outstanding:
  Basic                                                           25,382            21,159                25,284           21,149
                                                        ================  ================      ================ ================
  Diluted                                                         28,531            24,162                28,342           24,082
                                                        ================  ================      ================ ================


The accompanying notes are an integral part of these Consolidated Financial Statements.


                                      (2)

                              PARALLEL PETROLEUM CORPORATION
                          Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 2004 and 2003
                                       (Unaudited)
                                  (dollars in thousands)

                                                                                                2004              2003
                                                                                         ----------------   ----------------
Cash flows from operating activities:
  Net income                                                                             $          3,632   $          6,618

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and depletion                                                                    6,030              6,244
      Accretion of asset retirement obligation                                                         73                103
      Deferred income taxes                                                                         1,934              2,893
      Change in fair value of derivative instruments                                                    -                 22
      Ineffective portion of hedges                                                                   (64)              (179)
      Common stock issued in lieu of cash for directors fees                                           99                  -
      Stock option expense                                                                            127                 56
      Cumulative effect on prior years of a change in accounting principle, net of tax                  -                 62
  Changes in assets and liabilities:
    Other, net                                                                                       (497)               (55)
    Increase in accounts receivables                                                               (1,190)            (1,540)
    Increase in other current assets                                                                  (10)               (19)
    Increase in accounts payable and accrued liabilities                                            1,563                120
                                                                                         ----------------   ----------------
      Net cash provided by operating activities                                                    11,697             14,325
                                                                                         ----------------   ----------------

Cash flows from investing activities:
  Additions to oil and gas property                                                               (41,944)           (10,354)
  Proceeds from disposition of oil and gas property                                                 1,693                 20
  Additions to other property and equipment                                                          (591)              (310)
                                                                                         ----------------   ----------------
    Net cash used in investing activities                                                         (40,842)           (10,644)
                                                                                         ----------------   ----------------

Cash flows from financing activities:
  Net borrowing (payments) on bank line of credit                                                  15,250            (10,000)
  Proceeds from exercise of stock options                                                             523                 55
  Deferred stock offering costs                                                                        (7)                 -
  Payment of preferred stock dividend                                                                (287)              (292)
                                                                                         ----------------   ----------------
    Net cash provided by (used in) financing activities                                            15,479            (10,237)
                                                                                         ----------------   ----------------

    Net decrease in cash and cash equivalents                                                     (13,666)            (6,556)

Cash and cash equivalents at beginning of period                                                   17,378             11,812
                                                                                         ----------------   ----------------

Cash and cash equivalents at end of period                                               $          3,712   $          5,256
                                                                                         ================   ================

Non-cash financing and investing activities:
  Oil and gas properties asset retirement obligations, net                               $            232   $          1,236
  Accrued preferred stock dividend                                                       $            142   $            171


The accompanying notes are an integral part of these Consolidated Financial Statements.


                                      (3)

       PARALLEL PETROLEUM CORPORATION
    Consolidated Statements of Comprehensive Income (Loss)
                (Unaudited)
           (dollars in thousands)

                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                              -----------------------------------     ----------------------------------
                                                    2004                2003                2004              2003
                                              ----------------   ----------------     ----------------  ----------------
Net income                                    $         1,047    $          1,696     $          3,632  $          6,618

Other comprehensive income (loss):
  Unrealized gain (loss) on derivatives               (11,934)                784              (20,059)             (671)
  Reclassification adjustments for losses
    on derivatives included in net income               2,545                (505)               5,716            (2,147)
                                              ---------------    ----------------     ----------------  ----------------
  Change in fair value of derivatives                  (9,389)                279              (14,343)           (2,818)
  Income tax (expense) benefit                          3,192                 (95)               4,877               958
                                              ---------------    ----------------     ----------------  ----------------

Total other comprehensive income (loss)                (6,197)                184               (9,466)           (1,860)
                                              ---------------    ----------------     ----------------  ----------------

Total comprehensive income (loss)             $        (5,150)   $          1,880     $         (5,834) $          4,758
                                              ===============    ================     ================  ================


The accompanying notes are an integral part of these Consolidated Financial Statements


                                      (4)

                         PARALLEL PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       DESCRIPTION OF BUSINESS - NATURE OF OPERATIONS AND BASIS
              OF PRESENTATION

              Parallel Petroleum Corporation was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1994.

              We are engaged in the acquisition, development, exploitation and production of oil and natural gas and, to a lesser extent, the domestic exploration for oil and natural gas. These activities are concentrated in the Permian Basin of west Texas and New Mexico, east Texas, the onshore gulf coast area of south Texas and the Fort Worth Basin of north Texas.

              The financial information included herein is unaudited, except the balance sheet as of December 31, 2003 which has been derived from our audited Consolidated Financial Statements as of December 31, 2003. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.

              Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

              Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "Parallel", "we", "us", and "our" are to Parallel Petroleum Corporation and its consolidated subsidiaries, Parallel, L.P. and Parallel, L.L.C.

NOTE 2.       STOCKHOLDERS' EQUITY

              Options

              Prior to September 2003, Parallel accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25") and related interpretations. In September, 2003, Parallel adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123, whereby certain transitional alternatives are available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Parallel uses the prospective method which applies prospectively the fair value


                                      (5)
recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation is adopted. The potential impact of using the fair value method, on a pro forma basis, is presented in the table that follows. As Parallel adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the charge for stock-based compensation included in the determination of income for the three and nine month period ended September 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

              For the three and nine months ended September 30, 2004, Parallel recognized compensation expense of approximately $43,000 and $127,000 respectively associated with its stock option grants. No options were granted during the quarter ended September 30, 2004.

              The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.


                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                  ---------------------------------  -------------------------------------
                                                        2004              2003             2004                 2003
                                                  ---------------- ----------------  ----------------     ----------------
                                                                (dollars in thousands, except per share data)
Net income, as reported                           $          1,047  $         1,696  $          3,632     $          6,618
Add:
  Expense recorded in 2004                                      43               56               127                   56
Deduct:
  Total stock-based employee compensation
    expense determined under fair value
    based method for all awards, net of tax                    (48)             (90)             (143)                (199)
                                                  ---------------- ----------------  ----------------     ----------------
      Pro forma net income                        $          1,042 $          1,662  $          3,616     $          6,475
                                                  ================ ================  ================     ================

Net income per common share:
  Basic - as reported                             $           0.04 $           0.07  $           0.13     $           0.29
                                                  ================ ================  ================     ================
  Basic - pro forma                               $           0.04 $           0.07  $           0.13     $           0.29
                                                  ================ ================  ================     ================

  Diluted - as reported                           $           0.04 $           0.07  $           0.13     $           0.27
                                                  ================ ================  ================     ================
  Diluted - pro forma                             $           0.04 $           0.07  $           0.13     $           0.27
                                                  ================ ================  ================     ================


NOTE 3.       LONG TERM DEBT

              Revolving Credit Facility. On September 27, 2004, Parallel entered into a Second Amended and Restated Credit Agreement (or the Credit Agreement) with First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank.

              The Credit Agreement provides for a revolving credit facility which means that we can borrow, repay and reborrow funds drawn under the credit facility. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $200.0 million or the "borrowing base" established by our lenders. The current borrowing base is $85.8 million. The principal amount outstanding under the credit facility at September 30, 2004 was $55.0 million


                                      (6)
and the principal amount presently outstanding is $74.5 million, excluding $300,000 reserved for our letters of credit. The amount of the borrowing base is based primarily upon the estimated value of our oil and gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders' redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the principal of the note in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

              Loans made to us under this credit facility bear interest at First American Bank's base rate or the LIBOR rate, at our election. Generally, First American Bank's base rate is equal to the sum of (a) the prime rate published in the Wall Street Journal, and (b) if the principal amount outstanding is equal to or greater than 85% of the borrowing base established by the lenders, a margin of 2.00%.

              The LIBOR rate is generally equal to the sum of (a) the rate designated as "British Bankers Association Interest Settlement Rates" and offered on one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.25% to 4.75%, depending upon the outstanding principal amount of the loans. If the principal amount outstanding is equal to or greater than 85% of the borrowing base established by the lenders, the margin is 4.75%. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, but less than 85% of the borrowing base, the margin is 2.75%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.25%.

              The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%. At September 30, 2004, our interest rate was 4.75%.

              In the case of base rate loans, interest is payable on the last day of each month. In the case of LIBOR loans, interest is payable on the last day of each applicable interest period.

              If the total outstanding borrowings under the credit facility are less than the borrowing base, an unused commitment fee is required to be paid to the lenders. The amount of the fee is .25% of the daily average of the unadvanced amount of the borrowing base. The fee is payable quarterly.

              If the borrowing base is increased, we are required to pay a fee of .375% on the amount of any increase in the borrowing base.

              All outstanding principal under the revolving credit facility is due and payable on December 20, 2008. The maturity date of our outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Credit Agreement. Generally, the events of default specified in the Credit Agreement include:

            . failure to timely pay the interest on and principal of the loans;


                                      (7)

            . any representation or warranty being untrue in any material respect;

            . failure to observe or perform any of the covenants contained in the loan documents;

            . default on indebtedness (other than under the Credit Agreement) of $250,000 or more;

            .   liquidation or reorganization under any insolvency loan;

            .   final judgment against us in the amount of $250,000 or more;

            . the occurrence of an event of default under any of our hedging transactions;

            .   the occurrence of a change of control;

            . the imposition of any lien for failure to pay income, payroll or similar taxes; or

            . any of the loan documents between us and the lenders ceasing to be in full force and effect.

              Parallel, L.L.C., a subsidiary of Parallel Petroleum Corporation, guaranteed payment of the loans.

              Our obligations to the lenders are secured by substantially all of our oil and gas properties.

              In addition to customary affirmative covenants, the Credit Agreement contains various restrictive covenants and compliance requirements. Among these restrictions are limitations on our ability to:

              In addition to customary affirmative covenants, the credit agreement contains various restrictive covenants and compliance requirements. Among these restrictions are limitations on our ability to:

            .   dispose of assets;

            .   incur additional indebtedness;

            .   create liens on our assets;

            .   enter into specified investments or acquisitions;

            . repurchase, redeem or retire our capital stock or other securities;


                                      (8)

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

            . for each twelve month period ending on September 30, December 31, March 31 and June 30 of each year, a funded debt ratio (as defined in the credit agreement) of not more than 3.0 to 1.0; and

            . at all times, adjusted consolidated net worth (as defined in the credit agreement) of at least (a) $50.0 million, plus (b) seventy-five percent (75%) of the net proceeds from any equity securities issued by Parallel, plus (c) fifty percent (50%) of Parallel's consolidated net income for each fiscal quarter, if positive, and zero percent (0%) if negative.

              As part of the closing transactions under the Credit Agreement, Parallel and its subsidiaries also entered into a separate commitment letter with the lenders. Under the commitment letter, the lenders agreed to make available an additional $20.5 million under the Credit Agreement for Parallel's completion of the purchase of oil and gas properties from third parties. The commitment is subject to certain conditions, including:

            . title to, and the environmental condition of, all of the properties being satisfactory to the lenders;

            .   completion of the property acquisitions by December 31, 2004;
                and

            .   other customary closing conditions.

              The commitment letter also provides that the borrowing base under the Credit Agreement will be automatically reduced by $10.0 million on April 1, 2005 if all of our proposed property acquisitions are completed.

              On October 27, 2004, we advised our agent bank, based on our preliminary calculation, that we would not meet the funded debt ratio covenant for the twelve-month period ended September 30, 2004. On November 4, 2004, we received from the banks a consent to our deviation from the required funded debt ratio and we are negotiating the removal or amendment


                                      (9)
of this particular financial ratio covenant. Our deviation from the funded debt ratio did not result in the acceleration of our obligations under the credit facility.

NOTE 4.  ACQUISITIONS

              On September 27, 2004, Parallel acquired from Chevron U.S.A. Inc. additional interests in the Fullerton Field of Andrews County, Texas in the Permian Basin of west Texas. The net purchase price was $15.3 million and funded through borrowings under our revolving credit facility. The net purchase price was recorded in oil and gas properties on the balance sheet.

              The unaudited pro forma results summarized below reflects our consolidated pro forma results of operations for three months and nine months ended September 30, 2004 and 2003.

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                   ----------------------------- -----------------------------
                                                         2004           2003           2004           2003
                                                   -------------- -------------- -------------- --------------
                                                             (in thousands, except per share data)

Oil and gas revenue                                      $ 8,694        $ 9,321       $ 26,241       $ 27,578
Operating income                                         $ 2,572        $ 3,680       $  8,475       $ 11,940
Net income available to common shareholders              $ 1,346        $ 1,756       $  4,316       $  7,005
Net income per common share:
  Basic - after cumulative effect of a change
    in accounting principle                              $  0.05        $  0.08       $   0.17       $   0.33
  Diluted - after cumulative effect of a change
    in accounting principle                              $  0.05        $  0.07       $   0.15       $   0.29



NOTE 5.       PREFERRED STOCK

              We have outstanding 950,000 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on September 15 and December 15 of each year. Each share of 6% Convertible Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The 6% Convertible Preferred Stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. We may redeem the 6% Convertible Preferred Stock, in whole or part, for $10 per share plus accrued and unpaid dividends.

NOTE 6.       FULL COST CEILING TEST

              We use the full cost method to account for our oil and gas producing activities. Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes and asset retirement obligations, may not exceed a calculated "ceiling". The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and gas properties, less related deferred income taxes and asset retirement obligation over the ceiling, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book


                                      (10)
value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that such excess above the ceiling would not have existed if the increased prices were used in the calculations.

              At September 30, 2004, the net book value of our oil and gas properties, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting.

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

              As of September 30, 2004, we have recorded unrealized losses of $20.0 million ($13.2 million, net of tax) related to our derivative instruments, which represented the estimated aggregate fair values of our open derivative contracts as of that date. These unrealized losses are presented on the Consolidated Balance Sheet as a current liability of $10.8 million and long-term liabilities of $9.3 million and $13.2 million, net of tax, as accumulated comprehensive loss in Stockholders' Equity. We recorded an ineffective portion of the derivative instruments of approximately $138,000 in current liabilities. During the twelve month period ending September 30, 2005, we expect approximately $7.0 million, net of tax, to be transferred out of accumulated comprehensive loss and charged to earnings.

              We are exposed to credit risk in the event of nonperformance by the counterparty to these contracts, BNP Paribas. However, we periodically assess the creditworthiness of the counterparty to mitigate this credit risk.

Interest Rate Sensitivity

              In January 2003, we entered into a 45-month LIBOR fixed interest rate swap contract with BNP Paribas. We receive a fixed interest rate, as noted in the table below, for the 45-month period beginning March 31, 2003 through December 20, 2006.


                                      (11)

              Under our Revolving Credit Facility, we may elect an interest rate based upon the agent bank's base lending rate plus a base rate margin of up to 2.00%, or the LIBOR rate, plus a margin ranging from 2.25% to 4.75% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%.

              A recap for the period of time, notional amounts and LIBOR fixed interest rates for the contract is as follows:



                                                                        Libor
                                                    Notional            Fixed
                Period of Time                      Amounts       Interest Rates (1)
----------------------------------------------- ----------------- -------------------
October 1, 2004 thru December 31, 2004              $ 30,000,000        2.660%

January 1, 2005 thru December 31, 2005              $ 20,000,000        4.050%

January 1, 2006 thru December 20, 2006              $ 10,000,000        4.050%

___________________
(1)  Parallel's swap contract with BNP Paribas.

              See Note 11 for subsequent interest rate swap transactions.

Commodity Price Sensitivity

              Costless Collars. Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount the producer will receive for the oil or gas hedged. Calls are sold to offset the premium paid for buying the put. We have entered into costless Houston ship channel gas collars and west Texas intermediate light sweet crude oil collars.

              A recap for the period of time, number of MMBtu's and average gas prices is as follows:



                                                                                                      Houston Ship Channel
                                                              NyMex oil prices                             gas prices
                                            Barrels of  ---------------------------   MMBtu of    ---------------------------
             Period of Time                   Oil          Floor          Cap       Natural Gas      Floor          Cap
------------------------------------------ ----------   ------------- ------------- ------------- ------------- -------------
October 31, 2004                                   -        $     -       $     -        31,000        $ 4.40        $ 5.50

April 1, 2005 thru October 31, 2005                         $     -       $     -       428,000        $ 5.00        $ 7.26

January 1, 2005 thru December 31, 2005        73,000        $ 36.00       $ 49.50             -        $    -        $    -

January 1, 2006 thru December 31, 2006        70,800        $ 35.00       $ 44.00             -        $    -        $    -


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


                                      (12)

              We have entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:

                                                                                            Houston Ship
                                              Barrels of      Nymex Oil       MMBtu of        Channel
              Period of Time                     Oil         Swap Prices    Natural Gas    Gas Swap Price
-------------------------------------------- ------------- ---------------- ------------- -----------------

October 1, 2004 thru December 31, 2004            110,400          $ 24.23       215,000           $ 4.699

January 1, 2005 thru December 31, 2005            620,500          $ 30.19             -           $     -

January 1, 2005 thru March 31, 2005                     -          $     -       180,000           $ 4.705

January 1, 2006 thru December 20, 2006            448,000          $ 28.46             -           $     -

January 1, 2007 thru December 31, 2007            474,500          $ 34.36             -           $     -

January 1, 2008 thru December 31, 2008            439,200          $ 33.37             -           $     -



NOTE 8.       NET INCOME PER COMMON SHARE

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

              The following table provides the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2004 and 2003:


                                      (13)

                                                                       Three Months Ended           Nine Months Ended
                                                                         September 30,                September 30,
                                                                  ----------------------------  ----------------------------
                                                                      2004           2003          2004          2003
                                                                  -------------  -------------  -------------  -------------
                                                                        (dollars in thousands, except per share data)
Basic Earnings Per Share Computation:
  Numerator-
    Income before cumulative effect of a change
      in accounting principle                                     $       1,047  $       1,696  $       3,632  $        6,680
    Cumulative effect of a change in accounting principle,
      net of tax                                                              -              -              -            (62)
                                                                  -------------  -------------  -------------  -------------
                                                                          1,047          1,696          3,632          6,618
    Preferred stock dividend                                               (142)          (146)          (429)          (438)
                                                                  -------------  -------------  -------------  -------------

        Net income available to common stockholders               $         905  $       1,550  $       3,203  $       6,180
                                                                  =============  =============  =============  =============

  Denominator-
    Weighted average common shares outstanding                           25,382         21,159         25,284         21,149
                                                                  =============  =============  =============  =============

Basic Earnings Per Share:
    Income before cumulative effect of a change
      in accounting principle                                     $        0.04  $        0.07  $        0.13  $        0.29
    Cumulative effect of a change in accounting principle,
      net of tax                                                              -              -              -              -
                                                                  -------------  -------------  -------------  -------------
        Net income per common share                               $        0.04  $        0.07  $        0.13  $        0.29
                                                                  =============  =============  =============  =============

Diluted Earnings Per Share Computation:
  Numerator-
    Income before cumulative effect of a change
      in accounting principle                                     $       1,047  $       1,696  $      3,632   $       6,680
    Cumulative effect of a change in accounting principle,
      net of tax                                                              -              -              -            (62)
                                                                  -------------  -------------  -------------  -------------
                                                                          1,047          1,696          3,632          6,618
    Preferred stock dividend                                                  -              -              -              -
                                                                  -------------  -------------  -------------  -------------

        Net income available to common stockholders               $       1,047  $       1,696  $       3,632  $       6,618
                                                                  =============  =============  =============  =============

  Denominator -
    Weighted average common shares outstanding                           25,382         21,159         25,284         21,149
    Employee stock options                                                  346            219            274            149
    Warrants                                                                 89              -             70              -
    Preferred stock                                                       2,714          2,784          2,714          2,784
                                                                  -------------  -------------  -------------  -------------
      Weighted average common shares for diluted
        earnings per share assuming conversion                           28,531         24,162         28,342         24,082
                                                                  =============  =============  =============  =============

Diluted Earnings Per Share:
    Income before cumulative effect of a change
      in accounting principle                                     $        0.04  $        0.07  $       0.13   $        0.27
    Cumulative effect of a change in accounting principle,
      net of tax                                                              -              -             -               -
                                                                  -------------  -------------  -------------  -------------
        Net income per common share                               $        0.04  $        0.07  $        0.13  $        0.27
                                                                  =============  =============  =============  =============




                                      (14)

NOTE 9:       ASSET RETIREMENT OBLIGATIONS

              On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations "SFAS No. 143". SFAS No. 143 requires us to recognize a liability for the present value of all obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the related oil and gas properties

              The following table summarizes our asset retirement obligation activity:


                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                            ----------------------------------  -------------------------------------
                                                 2004              2003               2004               2003
                                            ---------------  -----------------  -----------------  ------------------
                                                                      (in thousands)
Beginning asset retirement obligation       $        1,943   $         1,777    $         1,701     $         1,693

Additions related to new properties                    204                50                435                  66

Deletions related to property disposals               (160)              (35)              (202)                (35)

Accretion expense                                       20                35                 73                 103
                                            --------------- -----------------  -----------------  ------------------
Ending asset retirement obligation          $        2,007  $          1,827   $          2,007   $            1,827
                                            =============== =================  =================  ==================



NOTE 10.      COMMITMENTS AND CONTINGENCIES

Litigation

              From time to time, we are a party to ordinary routine litigation incidental to our business. We are not currently a party to any pending litigation, and we are not aware of any threatened litigation. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

Incentive and Retention Plan

              On September 22, 2004, the Compensation Committee of the Board of Directors approved and adopted an incentive and retention plan, or the Plan, for Parallel's officers and employees. On September 23, 2004, the Board of Directors adopted the Plan upon recommendation by the Compensation Committee.

              The purpose of the Plan is to advance the interests of Parallel and its stockholders by providing officers and employees with incentive bonus compensation which is linked to a corporate transaction. As defined in the Plan, a corporate transaction means:

            . an acquisition of Parallel by way of purchase, merger, consolidation, reorganization or other business combination, whether by way of tender offer or negotiated transaction, as a result of which Parallel's outstanding securities are


                                      (15)
                exchanged or converted into cash, property and/or securities not issued by Parallel;

            . a sale, lease, exchange or other disposition by Parallel of all or substantially all of its assets;

            . the stockholders of Parallel approving a plan or proposal for the liquidation or dissolution of Parallel; or

            .   any combination of any of the foregoing.

              The Plan recognizes the possibility of a proposed or threatened corporate transaction and the need to be able to rely upon officers and employees continuing their employment, and that Parallel be able to receive and rely upon their advice as to the best interests of Parallel and its stockholders without concern that they might be distracted by the personal uncertainties and risks created by any such corporate transaction. In this regard, the Plan also provides for a retention payment upon the occurrence of a change of control. A change of control is generally defined as:

            . the acquisition of beneficial ownership of 60% or more of the voting power of Parallel's outstanding voting securities; or

            . a change in the composition of the Board of Directors of Parallel such that the individuals who, at September 23, 2004, constituted the Board of Directors cease for any reason (other than by way of voluntary resignation) to constitute at least a majority of the Board of Directors.

              In summary, the Plan provides for the payment to eligible officers and employees of:

            . a one-time performance bonus upon the occurrence of a corporate transaction; and

            . a one-time retention payment upon the occurrence of a change of control.

              In the case of a corporate transaction, the total amount of cash available for performance bonuses is equal to the per share price received by all stockholders minus a base price of $3.73 per share, multiplied by 1,080,362 shares. The $3.73 base price represents the volume weighted average closing price per share of Parallel's common stock for the fiscal quarter ended December 31, 2003 and the 1,080,362 shares represents the weighted average number of shares of common stock (basic) outstanding for the same period. As an example, if the stockholders of the company received a per share price of $6.00 in a merger, tender offer or other corporate transaction, the total amount of cash available for payment to all plan participants would be [$6.00 - $3.73] x 1,080,362, or $2,452,422. If a change of control occurs, the total amount of cash available for retention payments to all plan participants is equal to the per share closing price of Parallel's common stock on the day immediately preceding the change of control minus the base price of $3.73 per share, multiplied by 1,080,362.


                                      (16)

NOTE 11.       SUBSEQUENT EVENTS

              On October 4, 2004, we entered into an interest rate swap transaction with BNP Paribas as the counterparty. A recap for the period of time, notional amounts and LIBOR fixed interest rates are as follows:



                                                                        Libor
                                                    Notional            Fixed
                Period of Time                      Amounts         Interest Rates
----------------------------------------------- ----------------- -------------------
December 31, 2004 thru December 30, 2005            $ 30,000,000               2.89%

December 31, 2005 thru December 30, 2006            $ 40,000,000               3.76%

December 31, 2006 thru December 30, 2007            $ 50,000,000               4.30%

December 31, 2007 thru December 30, 2008            $ 50,000,000               4.74%



              On October 8, 2004, we acquired additional interests in oil and gas properties located in the Fullerton Field of Andrews County, Texas in the Permian Basin of west Texas. Parallel purchased the properties from Kaiser-Francis Oil Company and KF Energy Limited Partnership. The net purchase price for the properties was approximately $5.63 million. The additional interests acquired in this transaction represent an estimated 540,000 equivalent barrels of proved oil and gas reserves of which approximately 73% is proved developed producing reserves. Daily production attributable to the acquired interests is approximately 100 equivalent barrels of oil per day. The purchase price was financed with loan proceeds drawn under our revolving credit facility.

              On October 14, 2004, we also acquired producing oil and gas properties located in Andrews and Gaines Counties, Texas in the Permian Basin of west Texas. Parallel purchased the properties from Caprock Oil & Gas, L.P. and Bradley W. Bunn, an affiliate and principal of Caprock Oil & Gas, L.P. The net purchase price for the properties owned by Caprock Oil & Gas, L.P. was approximately $12.87 million and the net purchase price for the properties owned by Bradley W. Bunn was approximately $746,000. Proved reserves from the acquired properties are estimated to be 2.0 million equivalent barrels of oil and the aggregate daily production from the acquired interest is approximately 200 equivalent barrels of oil per day. The purchase price for both transactions was financed with loan proceeds drawn under our revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes.


                                      (17)

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


                                      (18)

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

              Our oil and gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

            .   cash flow from operations;

            .   sales of our equity securities;

            .   bank borrowings; and

            .   industry joint ventures.


                                      (19)

              For the three months ended September 30, 2004, the sales price we received for our crude oil production (excluding hedges) averaged $41.30 per barrel compared to $31.00 per barrel for the three months ended September 30, 2003. The average sales price we received for natural gas for the three months ended September 30, 2004 (excluding hedges), was $5.24 per Mcf compared to $4.78 per Mcf for the three months ended September 30, 2003.

              For the nine months ended September 30, 2004, the sales price we received for our crude oil production (excluding hedges) averaged $36.69 per barrel compared to $29.86 for the nine months period ended September 30, 2003. The average sales price we received for natural gas for the nine months ended September 30, 2004 (excluding hedges), was $5.45 per Mcf compared to $5.53 for the nine months ended September 30, 2003. For information regarding prices received, including our hedges, you should refer to the selected operating data set forth in the table on page 21.

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

              Depletion of the capitalized costs of oil and gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to depletable oil and gas properties. Depletion per BOE for the nine months ending September 30, 2004 and 2003 was $6.88 and $6.70, respectively, excluding the FAS 143 adjustment in 2003.

Results of Operations

              Our business activities are characterized by frequent, and sometimes significant, changes in our:

            .   reserve base;

            .   sources of production;

            .   product mix (gas versus oil volumes); and

            .   the prices we receive for our oil and gas production.


                                      (20)

              Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for the three and nine months ended September 30, 2004 and 2003.


                                                  Three Months Ended             Nine Months Ended
                                               --------------------------    --------------------------
                                                 9/30/2004     9/30/2003       9/30/2004     9/30/2003
                                               ------------  ------------    ------------  ------------
Sales Volumes:
Oil (MBbls)                                            168           159             495            472
Natural gas (MMcf)                                     619           895           1,995          2,482
Equivalent barrels of oil (MBOE)(1)                    272           308             828            886
Equivalent barrels of oil (BOE) per day              2,954         3,417           3,022          3,279

Average Sales Prices:
per Bbl (unhedged)(2)                         $      41.30  $      31.00    $      36.69    $     29.86
per Bbl (hedged)(3)                           $      28.50  $      27.68    $      27.00    $     27.78
per MCF (unhedged)(2)                         $       5.24  $       4.78    $       5.45    $      5.53
per MCF (hedged)(3)                           $       4.75  $       4.86    $       5.15    $      5.10
per BOE (unhedged)(2)                         $      37.56  $      29.87    $      35.10    $     31.42
per BOE (hedged)(3)                           $      28.49  $      28.39    $      28.58    $     29.09

Revenues:
 (dollars in thousands)
Oil revenue                                   $      6,966  $      4,909    $     18,184    $    14,083
Oil hedge                                     $     (2,159) $       (525)   $     (4,805)   $      (982)
Gas revenue                                   $      3,242  $      4,275    $     10,882    $    13,734
Gas hedge                                     $       (304) $         72    $       (598)   $    (1,079)
                                              ------------  ------------    ------------    -----------
 Total oil and gas revenues                   $      7,745  $      8,731    $     23,663    $    25,756
                                              ============  ============    ============    ===========

Cost per BOE:
Lease operating expense                       $       6.97  $       5.20          $ 6.57    $      4.78
Production taxes                              $       1.69  $       1.56          $ 1.70    $      1.68
General and administrative                    $       5.29  $       3.45          $ 4.68    $      3.20
Depreciation and depletion                    $       7.30  $       7.12          $ 7.28    $      7.05

________________
(1) A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil. "MBOE" means one thousand BOE.
(2) Unhedged price is the actual price received at the wellhead for our oil and natural gas.
(3) Hedged price is the actual price received at the wellhead for our oil and natural gas plus or minus the settlements on our derivatives.


                                      (21)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003:

              Oil and Gas Revenues. Our combined oil and gas revenues decreased $986,000 or 11%, to $7.7 million for the three months ended September 30, 2004, from $8.7 million for the same period of 2003. Derivative transactions resulted in hedge losses on oil and gas of approximately $2.5 million for the three months ended September 30, 2004 compared to $453,000 for the same period in 2003. Gas revenue decreased by $1.0 million due to production declines in the Yegua/Frio, Cook Mountain areas. This decrease was partially offset by an increase in oil revenue of $2.1 million which was due to increased prices and increased production in the Diamond M and Fullerton Fields.

              Lease Operating Costs. Lease operating costs increased approximately $294,000, or 18%, to $1.9 million during the three months ended September 30, 2004, compared with $1.6 million for the same period of 2003. The increase was primarily associated with our waterfloods on our oil properties.

              General and Administrative Expenses. General and administrative expenses increased approximately $377,000, or 35%, to $1.4 million for the three months ended September 30, 2004 from $1.1 million for the same period of 2003. The increase was primarily due to costs associated with increased public reporting costs and Sarbanes-Oxley Act of 2002, Section 404 (SOX 404) compliance. General and administrative expense capitalized to oil and gas properties is approximately $262,000 and approximately $248,000 for 2004 and 2003 respectively.

              Depreciation and Depletion. Depreciation and depletion expenses decreased $205,000 or 9% to $2.0 million for the three months ended September 30, 2004 from $2.2 for the same period of 2003. The decrease was primarily due to production decreases in our South Texas properties.

              Ineffective Portion of Hedges. The ineffective portion of our hedges was approximately $57,000 for the three months ended September 30, 2004 compared to $85,000 for the same period in 2003. The decrease in the ineffective portion of our hedges reflects an improved correlation between our hedge contract price and market price.

              Interest and Other Income. Interest and other income is approximately $10,000 for the three month period ended September 30, 2004 compared to approximately $34,000 for the same period of 2003.

              Interest Expense. Interest expense decreased $31,000, or 6%, to approximately $509,000 for the three months ended September 30, 2004 compared with approximately $540,000 for the same period of 2003. Although we increased borrowings on September 27, 2004 for our property acquisitions, the average borrowings for 2004 were less than the same period of 2003. Interest rate hedges added approximately $27,000 to interest expense during the third quarter of 2004.


                                      (22)

              Income Tax Expense. Income tax expense decreased approximately $797,000 or 64%, to $457,000 for the three months ended September 30, 2004 compared to $1.3 million for the same period in 2003. The decrease in income tax expense was primarily due to the decrease in net income for the quarter ending September 30, 2004.

              Net Income. We reported net income of $1.0 million for the three months ended September 30, 2004 compared with net income of $1.7 million for the three months ended September 30, 2003. The decrease of $649,000 or 38% is mainly associated with the 11% decrease in oil and gas revenues, the 18% increase in lease operating expense and a 35% increase in general and administrative expense offset by a 64% decrease in income tax expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003:

              Oil and Gas Revenues. Our combined oil and gas revenues decreased $2.1 million or 8%, to $23.7 million for the nine months ended September 30, 2004, from $25.8 million for the same period of 2003. Derivative transactions resulted in hedge losses on oil and gas of approximately $5.4 million for the nine months ended September 30, 2004 compared to $2.1 million for the same period in 2003. Gas revenue decreased by $2.8 million due to decreased prices and production declines in the Yegua/Frio, Cook Mountain areas in south Texas. This decrease was partially offset by an increase in oil revenue of $4.1 million which was due to increased prices and increased production in the Diamond M and Fullerton Fields.

              Lease Operating Costs. Lease operating costs increased $1.2 million or 28%, to $5.4 million during the nine months of 2004, compared with $4.2 million for the same period of 2003. The increase was primarily due to increased costs associated with our waterfloods on our oil properties.

              General and Administrative Expenses. General and administrative expenses increased approximately $1.0 million, or 37%, to $3.9 million during the nine months ended September 30, 2004, compared with $2.8 million for the same period of 2003. The increase was primarily due to increased public reporting costs and SOX 404 compliance. General and administrative expense capitalized to oil and gas properties is $798,000 and $679,000 for 2004 and 2003, respectively.

              Depreciation and Depletion Expense. Depreciation and depletion expenses decreased $214,000 or 3% to $6.0 million for the nine months ended September 30, 2004 from $6.2 million for the same period of 2003. The decrease was primarily due to production decreases in our South Texas properties.

              Change in Fair Market Value of Derivatives. A loss of approximately $22,000 was recognized for the nine months ended September 30, 2003 along with the expiration of our put options.

              Ineffective Portion of Hedges. The ineffective portion of our hedges was approximately $64,000 for the nine months ending September 30, 2004 compared to $179,000


                                      (23)
for the same period in 2003. The decrease in the ineffective portion of our hedges reflects an improved correlation between our hedge contract price and market price.

              Interest and Other Income. Interest and other income is $168,000 for the nine month period ended September 30, 2004 compared to $80,000 for the same period of 2003.

              Interest Expense. Interest expense was substantially the same for the nine months ended September 30, 2004 compared with the same period of 2003; due to decreased bank borrowings during the first and second quarters 2004. Although we reduced net borrowings the first part of 2004 compared to 2003, we increased net borrowing by $15.2 million, net of adjustments, for the Fullerton property acquisition late in the third quarter 2004. Interest rate hedges added approximately $313,000 to interest expense during the nine months ended September 30, 2004.

               Income Tax Expense. Income tax expense declined $959,000 for the nine months period ending September 30, 2004 compared to the same period of 2003. Our effective rate for the nine months ended September 30, 2004 was 35%, which is greater than the 30% rate in 2003. In 2003, we recognized state income tax, net operating loss carryover and certain federal income tax credits not previously recognized.

              Net Income. We reported net income of $3.6 million for the nine months ended September 30, 2004 compared to $6.7 million for the nine months ended September 30, 2003. The decrease of $3.0 million or 45% is primarily associated with the 8% decrease in oil and gas revenues, 28% increase in lease operating expense and 37% increase in general and administrative expense offset by a 33% decrease in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

              Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and gas we produce.

              Working capital decreased 118% or approximately $19.4 million as of September 30, 2004 compared with December 31, 2003. Current liabilities exceeded current assets by $3.0 million at September 30, 2004. The working capital decrease was primarily due to payments on our revolving credit facility of $5.7 million during the first six months of 2004, increased current maturity of derivative obligations of approximately $7.6 million and working capital requirements associated with our increased drilling program in 2004.

              We incurred net property costs of $40.8 million for the nine months ended September 30, 2004 compared to $10.6 million for the same period in 2003. This is a result of our increased capital budget from $15.5 million in 2003 to an estimated $25.3 million in 2004 and the purchase of additional interests in our Fullerton properties in the amount of $15.2 million, net of adjustments. Included in our property basis for the nine months ending September 30, 2004 and 2003 were asset retirement costs of approximately $232,000 and $1.2 million respectively, net of disposals, for the adoption of SFAS 143 (see Note 9 to Consolidated Financial Statements). Our property purchases, leasehold acquisitions, development and enhancement activities were


                                      (24)
financed by our revolving credit facility, the utilization of cash flows provided by operations and cash on hand.

              Stockholders' equity is $55.7 million for September 30, 2004, compared to $61.2 million at December 31, 2003, a decrease of 9%. The decline is attributable to a reduction in value of our derivative instruments (see Note 7 to Consolidated Financial Statements) which is partially offset by net income.

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

Bank Borrowings

              On September 27, 2004, we entered into a Second Amended and Restated Credit Agreement (or the Credit Agreement) with First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank.

              The Credit Agreement provides for a revolving credit facility which means that we can borrow, repay and reborrow funds drawn under the credit facility. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $200.0 million or the "borrowing base" established by our lenders. The current borrowing base is $85.8 million. The principal amount outstanding under the credit facility at September 30, 2004 was $55.0 million and the principal amount presently outstanding is $74.5 million, excluding $300,000 reserved for our letters of credit. The amount of the borrowing base is based primarily upon the estimated value of our oil and gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders' redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the principal of the note in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

              Loans made to us under this credit facility bear interest at First American Bank's base rate or the LIBOR rate, at our election. Generally, First American Bank's base rate is equal to the sum of (a) the prime rate published in the Wall Street Journal, and (b) if the principal amount outstanding is equal to or greater than 85% of the borrowing base established by the lenders, a margin of 2.00%.

              The LIBOR rate is generally equal to the sum of (a) the rate designated as "British Bankers Association Interest Settlement Rates" and offered on one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.25% to 4.75%, depending upon the outstanding principal amount of the loans. If the principal amount outstanding is equal to or greater than 85% of the borrowing base established by the lenders, the margin is 4.75%. If the principal amount outstanding is equal to or greater than 75% of the


                                      (25)
borrowing base, but less than 85% of the borrowing base, the margin is 2.75%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.25%.

              The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%. At September 30, 2004, our interest rate was 4.75%.

              In the case of base rate loans, interest is payable on the last day of each month. In the case of LIBOR loans, interest is payable on the last day of each applicable interest period.

              If the total outstanding borrowings under the credit facility are less than the borrowing base, an unused commitment fee is required to be paid to the lenders. The amount of the fee is .25% of the daily average of the unadvanced amount of the borrowing base. The fee is payable quarterly.

              If the borrowing base is increased, we are required to pay a fee of .375% on the amount of any increase in the borrowing base.

              All outstanding principal under the revolving credit facility is due and payable on December 20, 2008. The maturity date of our outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Credit Agreement. Generally, the events of default specified in the Credit Agreement include:

            . failure to timely pay the interest on and principal of the loans;

            . any representation or warranty being untrue in any material respect;

            . failure to observe or perform any of the covenants contained in the loan documents;

            . default on indebtedness (other than under the Credit Agreement) of $250,000 or more;

            .   liquidation or reorganization under any insolvency loan;

            .   final judgment against us in the amount of $250,000 or more;

            . the occurrence of an event of default under any of our hedging transactions;

            .   the occurrence of a change of control;

            . the imposition of any lien for failure to pay income, payroll or similar taxes; or

            . any of the loan documents between us and the lenders ceasing to be in full force and effect.


                                      (26)

              Parallel, L.L.C., a subsidiary of Parallel Petroleum Corporation, guaranteed payment of the loans.

              Our obligations to the lenders are secured by substantially all of our oil and gas properties.

              In addition to customary affirmative covenants, the Credit Agreement contains various restrictive covenants and compliance requirements. Among these restrictions are limitations on our ability to:

              In addition to customary affirmative covenants, the credit agreement contains various restrictive covenants and compliance requirements. Among these restrictions are limitations on our ability to:

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

            . for each twelve month period ending on September 30, December 31, March 31 and June 30 of each year, a funded debt ratio (as defined in the credit agreement) of not more than 3.0 to 1.0; and

            . at all times, adjusted consolidated net worth (as defined in the credit agreement) of at least (a) $50.0 million, plus (b) seventy-five percent (75%) of the net proceeds from any equity securities issued by Parallel, plus (c) fifty percent


                                      (27)

                (50%) of Parallel's consolidated net income for each fiscal quarter, if positive, and zero percent (0%) if negative.

              As part of the closing transactions under the Credit Agreement, Parallel and its subsidiaries also entered into a separate commitment letter with the lenders. Under the commitment letter, the lenders agreed to make available an additional $20.5 million under the Credit Agreement for Parallel's completion of the purchase of oil and gas properties from third parties. The commitment is subject to certain conditions, including:

            . title to, and the environmental condition of, all of the properties being satisfactory to the lenders;

            .   completion of the property acquisitions by December 31, 2004;
                and

            .   other customary closing conditions.

              The commitment letter also provides that the borrowing base under the Credit Agreement will be automatically reduced by $10.0 million on April 1, 2005 if all of our proposed property acquisitions are completed.

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

            . acquisitions of producing properties or companies owning producing properties; and

            .   general corporate purposes.

              On October 27, 2004, we advised our agent bank, based on our preliminary calculation, that we would not meet the funded debt ratio covenant for the twelve-month period ended September 30, 2004. On November 4, 2004, we received from the banks a consent to our deviation from the required funded debt ratio and we are negotiating the removal or amendment of this particular financial ratio covenant. Our deviation from the funded debt ratio did not result in the acceleration of our obligations under the credit facility.


                                      (28)

Preferred Stock

              At September 30, 2004, we had 950,000 shares of 6% Convertible Preferred Stock outstanding. The 6% Convertible Preferred Stock:

            . requires us to pay dividends of $.60 per annum, semi-annually on September 15 and December 15 of each year;

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

Commodity Price Risk Management Transactions and Derivative Transactions

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


                                      (29)

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


                                      (30)

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

Critical Accounting Policies

              This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report or Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 22, 2004.

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

              During fiscal year 2003, the average realized sales price for our oil and gas was $31.42 (unhedged) per BOE. For the nine months ended September 30, 2004, our average realized price was $35.10 (unhedged) per BOE.

              Rising costs in the services and supply sectors, including but not limited to tubular goods, will adversely affect our cash flow and amounts available for capital expenditures.


                                      (31)

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

              While we believe our forward-looking statements are based upon reasonable assumptions, these are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are urged to consider such risks and other


                                      (32)
uncertainties discussed in documents filed by us with the SEC.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The following quantitative and qualitative information is provided about market risks and derivative instruments to which Parallel was a party at September 30, 2004, and from which Parallel may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.

Interest Rate Sensitivity as of September 30, 2004

              Our only financial instrument sensitive to changes in interest rates is our bank debt. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in September, 2004. You should read
Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.


                                    December      December     December     December     December     December
                                      2004          2005         2006         2007         2008         2009        Total
                                   ------------ ------------ ------------ ------------ ------------ ------------ ------------
                                                                (in thousands, except interest rates)

Variable rate debt:                $       -    $      -     $      -     $      -     $    55,000  $          - $     55,000

  Revolving facility (secured)
    Average interest rate               4.75%       4.75%        4.75%        4.75%           4.75%            -



              At September 30, 2004, we had bank loans in the amount of approximately $55.0 million outstanding under our revolving credit facility at an average interest rate of 4.75%. Under our revolving credit facility, we may elect an interest rate based upon the agent lender's base lending rate plus a base rate margin of up to 2.00%, or the LIBOR rate, plus a margin ranging from 2.25% to 4.75% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%. Our annual interest cost in 2004 will fluctuate based on short-term interest rates. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

              In January, 2003, we entered into a 45-month LIBOR fixed interest rate swap contract with BNP Paribas. We receive fixed 90-day LIBOR interest rates for the 45-month period beginning March 31, 2003 through December 20, 2006.


                                      (33)

              A recap for the period of time, notional amounts and LIBOR fixed interest rates for the contract is as follows:


                                                                        Libor
                                                    Notional            Fixed
                Period of Time                      Amounts       Interest Rates (1)
----------------------------------------------- ----------------- -------------------
October 1, 2004 thru December 31, 2004              $ 30,000,000        2.660%

January 1, 2005 thru December 31, 2005              $ 20,000,000        4.050%

January 1, 2006 thru December 20, 2006              $ 10,000,000        4.050%

___________________
(1)  Parallel's swap contract with BNP Paribas.


              See Note 11 for subsequent interest rate swap transactions.

Commodity Price Sensitivity as of September 30, 2004

              Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $22.78 per barrel to a high of $35.95 per barrel during 2003. Natural gas prices we received during 2003 ranged from a low of $1.98 per Mcf to a high of $10.28 per Mcf. During 2004, oil prices ranged from a low of $26.76 to a high of $44.30. Natural gas prices we received during 2004 ranged from a low of $2.31 per Mcf to a high of $8.01 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

              Costless Collar. Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount the producer will receive for the oil or gas hedged. Calls are sold to offset or reduce the premium paid for buying the put. We have entered into costless, Houston ship channel gas collars and west Texas intermediate light sweet crude oil collars.

              A recap for the period of time, number of MMBtu's and gas prices is as follows:



                                                                                                      Houston Ship Channel
                                                              NyMex oil prices                             gas prices
                                            Barrels of  ---------------------------   MMBtu of    ---------------------------
             Period of Time                   Oil          Floor          Cap       Natural Gas      Floor          Cap
------------------------------------------ ----------   ------------- ------------- ------------- ------------- -------------
October 31, 2004                                   -        $     -       $     -        31,000        $ 4.40        $ 5.50

April 1, 2005 thru October 31, 2005                         $     -       $     -       428,000        $ 5.00        $ 7.26

January 1, 2005 thru December 31, 2005        73,000        $ 36.00       $ 49.50             -        $    -        $    -

January 1, 2006 thru December 31, 2006        70,800        $ 35.00       $ 44.00             -        $    -        $    -



                                      (34)

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

              We have entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu's, number of barrels, and swap prices are as follows:


                                                                                            Houston Ship
                                              Barrels of      Nymex Oil       MMBtu of        Channel
              Period of Time                     Oil         Swap Prices    Natural Gas    Gas Swap Price
-------------------------------------------- ------------- ---------------- ------------- -----------------

October 1, 2004 thru December 31, 2004            110,400          $ 24.23       215,000           $ 4.699

January 1, 2005 thru December 31, 2005            620,500          $ 30.19             -           $     -

January 1, 2005 thru March 31, 2005                     -          $     -       180,000           $ 4.705

January 1, 2006 thru December 20, 2006            448,000          $ 28.46             -           $     -

January 1, 2007 thru December 31, 2007            474,500          $ 34.36             -           $     -

January 1, 2008 thru December 31, 2008            439,200          $ 33.37             -           $     -



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


                                      (35)

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

              At the annual meeting of stockholders held on June 22, 2004, Parallel's stockholders approved the 2004 Non-Employee Directors Stock Grant Plan, or the Plan. Under the Plan, we began paying an annual retainer fee to each non-employee director in the form of common stock having a value of $25,000.

              Directors of Parallel who are not employees are eligible to participate in the Plan. Under terms of the Plan, each non-employee director is entitled to receive an annual retainer fee consisting of shares of common stock that are automatically granted on the first day of July in each year, commencing on July 1, 2004. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Stock Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year.

              In accordance with the Plan, on July 1, 2004, each non-employee Director of Parallel, including Martin B. Oring, Dewayne E. Chitwood, Ray M. Poage and Jeffrey G. Shrader, received 5,222 shares of common stock, or a total of 20,888 shares for the four non-employee Directors as a group.

              The issuance and sale of the common stock was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. All of the shares are "restricted" securities within the meaning of Rule 144 under the Securities Act and bear a legend to that effect. Shares acquired under the Plan are non-assignable and non-transferable other than by will or the laws of descent and distribution and may not be sold, pledged, hypothecated, assigned or transferred until the non-employee director holding such stock ceases to be a director, except that the Compensation Committee may permit a transfer of stock subject to the condition that the Compensation Committee receive evidence satisfactory to it that the transfer is being made for essentially estate and/or tax planning purposes or a gratuitous or donative purpose and without consideration.

              In April and October 1998, we privately placed a total of 974,500 shares of 6% Convertible Preferred Stock under our Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock, or the Certificate. The preferred stock was sold to thirteen accredited investors at a price of $10.00 per share. The issuance and sale of the preferred stock was made in reliance upon the exemption from registration contained in
Section 4(2) of the Securities Act of 1933 and under Rule 506 of Regulation D under the Securities Act of 1933, as transactions not involving a public offering. As provided in the Certificate, the preferred stock is convertible at the conversion price of $3.50 per share, each share of preferred stock being valued at $10.00 for the purpose of conversion (equivalent to a conversion rate of 2.8751 shares of common stock for each share of preferred stock). On July 26, 2004, the Estate of E.R. Duke converted 7,000 shares of preferred stock into 20,000 shares of Parallel's common stock. The shares of common stock are "restricted" securities within the meaning of Rule 144 under the Securities Act of 1933, but are eligible for resale under Rule 144(k).


                                      (36)

ITEM 6.       EXHIBITS

(a)           Exhibits

No.           Description of Exhibit
---           ----------------------

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2004.)

3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000.)

4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2004.)

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

10.5 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)


                                      (37)

10.6 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 2001).

10.7 2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q Report for the first fiscal quarter ended March 31, 2004).

10.8 2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated September 22, 2004).

10.9          Incentive and Retention Plan (Incorporated by reference to Exhibit
              10.1 of the Registrant's Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004.)

10.10 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated September 30, 1999.)

10.11         Limited Liability Company Agreement of First Permian, L.L.C.
              (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated September 30, 1999.)

10.12 Merger Agreement dated September 25, 1999 (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report dated September 30, 1999.)

10.13 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report dated September 30, 1999.)

10.14 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated September 30, 1999.)

10.15 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 2000.)

10.16 Credit Agreement dated September 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit
              10.6 of the Registrant's Form 8-K report dated September 30,
              1999.)


                                      (38)

10.17 Limited Guaranty, dated September 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report dated September 30, 1999.)

10.18 Intercreditor Agreement, dated as of September 30, 1999, by and among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report dated September 30, 1999.)

10.19 Subordinated Promissory Note, dated September 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K report dated September 30, 1999.)

10.20 Subordinated Promissory Note, dated September 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K report dated September 30, 1999.)

10.21 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 2000.)

10.22 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit
              10.25 of Form 10-K for the fiscal year ended December 31, 2001.)

10.23 Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.24 First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P. Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.25 Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to
              Exhibit 10.3 of Form 8-K of the Registrant, dated December 20,
              2002)

10.26 First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the



                                      (39)
              quarter ended September 30, 2003).

10.27 Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to
              Exhibit 10.1 of the Registrant's Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004.)

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


                                      (40)

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         PARALLEL PETROLEUM CORPORATION


                                     BY: /s/ Larry C. Oldham
                                         -------------------------------
Date: November 12, 2004                  Larry C. Oldham
                                         President and Chief Executive Officer



Date: November 12, 2004              BY: /s/ Steven D. Foster
                                         -------------------------------
                                         Steven D. Foster,
                                         Chief Financial Officer


                                      (41)

                                INDEX TO EXHIBITS


(a)           Exhibits

No.           Description of Exhibit
---           ----------------------

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2004.)

3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000.)

4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2004.)

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

10.5 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998.)

10.6 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 2001).

10.7 2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q Report for the first fiscal quarter ended March 31, 2004).

10.8 2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated September 22, 2004).

10.9          Incentive and Retention Plan (Incorporated by reference to Exhibit
              10.1 of the Registrant's Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004.)

10.10 Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K report dated September 30, 1999.)

10.11         Limited Liability Company Agreement of First Permian, L.L.C.
              (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K report dated September 30, 1999.)

10.12 Merger Agreement dated September 25, 1999 (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K report dated September 30, 1999.)

10.13 Agreement and Plan of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K report dated September 30, 1999.)

10.14 Certificate of Merger of First Permian, L.L.C. and Nash Oil Company, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K Report dated September 30, 1999.)

10.15 Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 2000.)

10.16 Credit Agreement dated September 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit
              10.6 of the Registrant's Form 8-K report dated September 30,
              1999.)

10.17 Limited Guaranty, dated September 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K report dated September 30, 1999.)

10.18 Intercreditor Agreement, dated as of September 30, 1999, by and among First Permian, L.L.C., Bank One, Texas, N.A., Tejon Exploration Company, and Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K report dated September 30, 1999.)

10.19 Subordinated Promissory Note, dated September 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Tejon Exploration Company (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 8-K report dated September 30, 1999.)

10.20 Subordinated Promissory Note, dated September 30, 1999, in the original principal amount of $8.0 million made by First Permian, L.L.C. payable to the order of Mansefeldt Investment Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 8-K report dated September 30, 1999.)

10.21 Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 2000.)

10.22 Loan Agreement, dated January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit
              10.25 of Form 10-K for the fiscal year ended December 31, 2001.)

10.23 Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.24 First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P. Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.25 Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to
              Exhibit 10.3 of Form 8-K of the Registrant, dated December 20,
              2002)

10.26 First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003).

10.27 Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to
              Exhibit 10.1 of the Registrant's Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004.)

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

Dated:   November 12, 2004            /s/ Larry C. Oldham
                                      ----------------------------------
                                      Larry C. Oldham, President and
                                      Chief Executive Officer
                                      (principal executive officer)

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

Dated:  November 12, 2004             /s/ Steven D. Foster
                                      ----------------------------------
                                      Steven D. Foster
                                      Chief Financial Officer
                                      (principal financial officer)

                                                               Exhibit 32.1


                                  CERTIFICATION


           (Not filed pursuant to the Securities Exchange Act of 1934)


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Larry C. Oldham, the President and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q of Parallel for the quarter ended September 30, 2004 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated:  November 12, 2004


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

                                                             Exhibit 32.2


                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Steven D. Foster, the Chief Financial Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q of Parallel for the quarter ended September 30, 2004 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated:   November 12, 2004

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