Form 10-K
period 2004-12-31
PARALLEL PETROLEUM CORP
filed 2005-03-16
CIK 750561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐ Transition Report Pursuant to Section 13 of 15(d) of the
Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number: 0 – 13305

PARALLEL PETROLEUM CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-1971716

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1004 N. Big Spring, Suite 400 Midland, Texas	79701

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (432) 684-3727

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

Yes ☑                           No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑                           No ☐

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004 was approximately $116,087,075, based on the closing price of the common stock on the same date.

     At March 1, 2005 there were 31,189,292 shares of common stock outstanding.

FORM 10-K

PARALLEL PETROLEUM CORPORATION

(i)

Cautionary Statement Regarding Forward Looking Statements

     Some statements contained in this Annual Report on Form 10-K are “forward-looking statements”. These forward looking statements relate to, among others, the following:

•	our future financial and operating performance and results;

•	our business strategy;

•	market prices;

•	sources of funds necessary to conduct operations and complete acquisitions;

•	development costs;

•	number and location of planned wells;

•	our future commodity price risk management activities; and

•	our plans and forecasts.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

     We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” “present value,” “future” or “reserves” and other similar words to identify forward-looking statements. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

•	fluctuations in prices of oil and gas;

•	demand for oil and natural gas;

•	losses due to potential or future litigation;

•	future capital requirements and availability of financing;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	competition;

•	general economic conditions;

(ii)

•	governmental regulations;

•	receipt of amounts owed to us by purchasers of our production and counterparties to our hedging contracts;

•	hedging decisions, including whether or not to hedge;

•	events similar to 911;

•	actions of third party co-owners of interests in properties in which we also own an interest; and

•	fluctuations in interest rates and availability of capital.

     For these and other reasons, actual results may differ materially from those projected or implied. We believe it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have not control. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements.

     Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks in other sections of this Annual Report on Form 10-K and under “Risks Related to Our Business” beginning on page 20.

(iii)

PART I

ITEM 1. BUSINESS

About Our Company

     Parallel Petroleum Corporation and its subsidiaries are engaged in the acquisition, development and exploitation of long life oil and natural gas reserves and, to a lesser extent, the exploration for new oil and natural gas reserves. Our current producing properties are in the:

•	Permian Basin of west Texas and New Mexico;

•	Liberty County in east Texas; and

•	the onshore Gulf Coast area of south Texas.

     In addition, we are actively evaluating, leasing, drilling and preparing to drill on new projects located in the Abo gas trend of New Mexico, the Barnett Shale gas trend of the Fort Worth Basin, the Cotton Valley Reef trend of east Texas and the Uinta Basin of Utah.

     In 2004, we spent approximately $67.9 million on oil and gas related capital expenditures, an increase of approximately 348% over that expended in 2003 (See Note 3 to the consolidated financial statements). This amount includes approximately $37.4 million of acquisition costs for properties we acquired during the period from September, 2004 to December, 2004. In September and October 2004, we acquired additional non-operated working interests in properties located in Andrews County, Texas for a total of $20.9 million. In October and December 2004, we acquired properties in Andrews and Gaines counties, Texas for approximately $16.5 million. In January 2005 we acquired additional interests in the Andrews and Gaines properties we acquired in October and December 2004. The net purchase price for these additional interests was approximately $1.5 million.

     Throughout this report, we refer to some terms that are commonly used and understood in the oil and gas industry. These terms are:

•	Bbls	-	barrels of oil or other liquid hydrocarbons;
•	Bcf	-	billion cubic feet of natural gas;
•	BOE	-	equivalent barrel of oil or 6 Mcf of natural gas for one barrel of oil;
•	MBbl	-	thousand barrels of oil or other liquid hydrocarbons;
•	MBOE	-	thousand barrels of oil equivalent;
•	MMBbl	-	million barrels of oil or other liquid hydrocarbons;

(1)

•	MMBOE	-	million barrels of oil equivalent;
•	Mcf	-	thousand cubic feet of natural gas; and
•	MMcf	-	million cubic feet of natural gas.

     Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1984.

     Our executive offices are located at 1004 N. Big Spring, Suite 400, Midland, Texas 79701. Our telephone number is (432) 684-3727.

Available Information

     You may read and copy any materials we file with, or furnish to, the Securities and Exchange Commission at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including Parallel, that file electronically with the SEC.

     Our website address is http://www.plll.com. Information on our website or any other website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K.

     We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     We will provide electronic or paper copies of our SEC filings free of charge upon request made to: Cindy Thomason, Manager of Investor Relations, cindyt@plll.com, 1-800-299-3727.

Recent Developments

     From September 2004 through January 18, 2005, we effected a series of oil and gas property acquisitions in Andrews and Gaines counties, Texas for an aggregate net purchase price of approximately $38.9 million. Cawley Gillespie & Associates, Inc., our independent petroleum engineers, estimated that the recently acquired properties (excluding the properties acquired after December 31, 2004) contain aggregate proved reserves of approximately 5.19 MMBoe with estimated future net cash flows, discounted at an annual rate of 10%, of approximately $60.9 million at December 31, 2004.

     Our 2005 capital investment budget for properties we owned at March 1, 2005 is estimated to be approximately $43.7 million, which includes $7.0 million for the purchase of

(2)

leasehold and seismic in our areas of activity. The budget will be funded from our estimated operating cash flows, which is based on anticipated commodity prices and forecasted production volumes, bank borrowings and equity proceeds. The amount and timing of expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors.

     On February 9, 2005, we sold 5,750,000 shares of common stock, $.01 par value per share, in a public offering at a price of $5.27 per share. Gross proceeds were $30.3 million, and net proceeds were approximately $28.0 million. The common shares were issued under our $100.0 million universal shelf registration statement on Form S-3 which became effective in November 2004.

Proved Reserves as of December 31, 2004

     Cawley Gillespie & Associates, Inc. estimated the total proved reserves attributable to all of our oil and gas properties to be 18.9 million Bbls of oil and 16.8 Bcf of natural gas as of December 31, 2004. Based on oil and gas prices at December 31, 2004 and current operating and development costs, the present value of our pretax future net revenues from these properties, discounted at 10%, was estimated to be approximately $266.2 million as of December 31, 2004.

     Approximately 87% of our proved reserves are oil and approximately 86% are categorized as proved developed reserves.

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

     In summary, our current business plan:

•	focuses on projects having less geological risk;

•	emphasizes exploitation and enhancement activities;

(3)

•	focuses on acquiring producing properties; and

•	expands the scope of our operations by diversifying our exploratory and development efforts, both in and outside of our current areas of operation.

     An integral part of our business strategy includes exploitation and enhancement activities. Exploitation and enhancement activities include:

•	operational enhancements, such as surface facility reconfiguration, and the installation of new or additional compression equipment;

•	workovers;

•	well recompletions;

•	behind-pipe recompletions;

•	refracing (restimulating a producing formation within an existing wellbore to enhance production and add reserves);

•	installation of injection wells and related facilities;

•	development well drilling (infill drilling);

•	cost reduction programs; and

•	secondary recovery operations, including waterfloods.

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

(4)

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

     Our sources for possible acquisitions of leases and prospects include independent landmen, independent oil and gas operators, geologists and engineers. We also evaluate properties that become available for purchase. If our review of an undeveloped lease or prospect or a producing property indicates that it may have geological characteristics favorable for 3-D seismic analysis, we may decide to acquire a working interest in the property or an option to acquire a working interest. In the case of producing properties, we also seek properties that we believe are underperforming relative to their potential. To reduce our financial exposure in any one prospect, we may enter into co-ownership arrangements with third parties. These arrangements are common in the industry and enable us to participate in more prospects and share the drilling and related costs and dry-hole risks with other participants. From time to time, we sell prospects to third parties or farm-out prospects and retain an interest in revenues from these prospects.

     As we have in the past, we will continue to:

     (1)  Use Advanced Technologies. We believe the use of 3-D seismic surveys and other advanced technologies provides us with a risk management tool. We believe that our use of these technologies in exploring for and developing oil and gas properties can:

•	reduce drilling risks;

•	lower finding costs;

•	provide for more efficient production of oil and natural gas from our properties; and

•	increase the probability of locating reserves that might not otherwise be discovered.

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

(5)

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

     (3) Conduct Exploratory Activities. Although we do not intend to emphasize exploratory drilling to the extent we have in the past, when we do undertake exploratory projects, we will continue to focus on prospects:

•	having known geological and reservoir characteristics;

•	being in close proximity to existing wells so data from the existing wells can be correlated with seismic data on or near the prospect being evaluated; and

•	having a potentially meaningful impact on our reserves.

     When economic conditions are favorable and when we have sufficient capital resources, we believe we can maximize the value of our properties by accelerating drilling activities. This provides us an opportunity to replace reserves at a more rapid pace than existing reserves are produced.

Drilling Activities in 2004

     The following table shows our drilling activities, by geographic area, during 2004.

			Number of Wells
		Number of	Drilling or	Gross
	Depth Range	Gross	Waiting on Completion	Productive	Gross
Area	(feet)	Wells Drilled	at December 31, 2004	Wells	Dry Wells
North Texas
Barnett Shale	7,000 - 8,000	1	1	—	—
Permian Basin
Abo Gas	4,300 - 4,500	5	—	5	—
Diamond M (Shallow)	2,400 - 3,500	30	—	30	—
Fullerton	4,000 - 5,000	8	—	8	—
East Texas
Cotton Valley	16,000 - 18,000	1	1	—	—
Onshore Gulf Coast of Texas
Yegua	6,300 - 13,000	4	—	4	—
Shallow Frio	3,000 - 6,300	2	—	1	1
Deep Frio	8,000 - 11,000	1	—	—	1
Cook Mountain	11,000 - 15,000	8	—	6	2
Texas Panhandle	6,000 - 6,000	11	2	9	—

		71	4	63	4

(6)

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

     As we announced in October 2003, consistent with our strategy of reducing geologic risk, we began to diversify our exploration efforts into other oil and gas trends. However, and as planned, the majority of our drilling in 2004 was in south and east Texas.

     We believe we can more fully develop our existing producing properties in the Permian Basin of west Texas, which have been proven by previous drilling. Collectively, our Permian Basin properties include approximately 39,000 gross (27,000 net) developed acres, which will provide significant exploitation and development opportunities for both oil and gas. Additionally, our Permian Basin properties have longer reserve lives than our South Texas properties. Our exploitation and enhancement efforts are conducted primarily on our properties in the Permian Basin of west Texas. We own working interests in these properties ranging from 6.25% to 100%.

     During 2004, our Permian Basin activities included:

•	producing property acquisitions;

•	recompleting existing wellbores;

•	restimulating producing reservoirs;

•	identifying potential infill drilling locations;

•	making mechanical improvements to surface facilities and downhole equipment; and

•	reviewing the feasibility of applying new drilling and production technologies that could either improve recovery potential or result in the discovery of a new reservoir.

     As part of our remedial and enhancement operations in the Permian Basin, we routinely review the performance and economics of our oil and gas properties and, from time to time, we may also renegotiate gas purchase contracts or reconfigure gathering lines. When necessary, we take corrective action, such as:

•	shutting in temporarily uneconomic properties;

•	plugging wells we believe to be permanently impaired or depleted;

•	terminating oil and gas leases that are uneconomic under existing operating conditions; and/or

(7)

•	selling properties to third parties.

Drilling and Acquisition Costs

     The table below shows our oil and gas property acquisition, exploration and development costs for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Transfers from (to) undeveloped leases held for sale	$—	$—	$—	$—	$2,128	(1)
Proved property acquisition costs	39,763	2,209	48,044	27	23
Unproved property acquisition costs	7,400	3,831	2,295	3,420	3,372
Exploration costs	6,794	3,240	1,291	6,820	2,163
Development costs	13,954	5,650	9,308	1,203	1,087

	$67,911	$14,930	$60,938	$11,470	$8,773

(1)	Reflects costs associated with assets being held for sale in 1999 and transferred back to oil and gas property in 2000. Actual capital expenditures during 2000, excluding transfers, were approximately $6.6 million.

Capital Investments for 2005

     Our 2005 capital investment budget for properties we owned at March 1, 2005 is estimated to be approximately $43.7 million, which includes $9.6 million for the purchase of leasehold, seismic and other in our areas of activity. The budget will be funded from our estimated operating cash flows, which is based on anticipated commodity prices and forecasted production volumes, bank borrowings and equity proceeds. The amount and timing of expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors.

     On a geographic basis, approximately 72.8% of our projected 2005 capital investment program will be directed toward oil and gas reserves in the Permian Basin, 6.6% to gas reserves in east Texas and in the onshore Gulf Coast area of south Texas, 17.4% for north Texas Barnett Shale gas project, and 3.2% to other projects.

Permian Basin of West Texas

     The Permian Basin of west Texas generated approximately 69% of our 2004 production and represents approximately 90% of our reserve value as of December 31, 2004. Our significant producing properties in the Permian Basin are described below.

Fullerton San Andres Field, Andrews County, Texas – This property generates approximately 44% of our current daily production and represents approximately 48% of our total proved reserve value as of December 31, 2004.

This non-operated property was acquired in December 2002 for approximately $46.1

(8)

million. During the fourth quarter of 2004, we acquired additional interests in the property for approximately $20.9 million. Development since the initial acquisition in 2002 has primarily consisted of the re-stimulation of approximately 80 existing producing wells and the drilling of six new producing wells.

We have budgeted approximately $3.7 million to fund the drilling and completion of 13 new infill wells in the field in 2005. Our average working interest in the Fullerton properties is approximately 82%.

Carm-Ann San Andres Field / N. Means Queen Unit, Andrews & Gaines Counties, Texas – These properties generate approximately 5% of our current daily production and represent approximately 11% of our total proved reserve value as of December 31, 2004.

In the fourth quarter 2004 and in 2005, we acquired producing properties in the Carm-Ann Andres and North Queen Unit located in Andrews and Gaines Counties, Texas. The combined aggregate net purchase price was approximately $18.7 million. The properties include 25 leases covering 5,360 gross contiguous acres, with 67 gross producing oil and natural gas wells. This acquisition established a new core operating area that is located within 50 miles of our Midland, Texas, headquarters.

We have budgeted approximately $4.1 million for the Carm-Ann / N. Means Queen properties in 2005 for 22 workovers and 13 new infill wells. Our average working interest in these properties is approximately 77%.

Diamond M Shallow Leases, Scurry County, Texas – This property generates approximately 4% of our current daily production and represents approximately 13% of our total proved reserve value as of December 31, 2004.

Development activity on this project during 2004 consisted primarily of the drilling of 12 new producing wells and 18 new injection wells.

We have budgeted a total of $5.0 million in 2005 to fund 16 workovers and well conversions in this project throughout the year and for a 15-well development drilling program during the fourth quarter of 2005, pending satisfactory waterflood response. Our average working interest in these properties is approximately 66%.

Diamond M Canyon Reef Unit, Scurry County, Texas – This property generates approximately 4% of our current daily production and represents approximately 9% of our total proved reserve value as of December 31, 2004.

We assumed operations of this project in March 2003. Field activity has primarily consisted of facility upgrades, geophysical testing, and the reactivation (workover) of two existing wells during the fourth quarter of 2004.

A total of $9.4 million has been budgeted in 2005 to fund the workover of 24 wells, the drilling of 3 new wells, the acquisition of a new 3-D seismic survey and associated equipment upgrades. Our average working interest in these properties is approximately 66%.

(9)

New Mexico Abo Gas Project – This project generates less than 1% of our current daily production and represents less than 1% of our total proved reserve value as of December 31, 2004.

This project consists of two areas in which the primary target is the Abo formation at a depth of approximately 5,000 feet. The Abo formation is a known natural gas-producing reservoir but historically has been marginally economic due to low per-well producing rates and low natural gas prices. We believe this project’s reservoir can be more efficiently exploited through the application of new horizontal drilling and hydraulic fracture stimulation technologies.

We have budgeted approximately $7.6 million for the New Mexico properties in 2005 for 3 re-entries, 6 new wells, and additional leasehold acquisitions.

Area 1 of our Abo Gas Project consists of approximately 60,000 gross (4,800 net) acres. Our base working interest in this area is approximately 8.5%. Since December 2003, we have participated in the drilling of six non-operated Abo horizontal gas wells. Three wells are currently producing to sales. One well, which went to sales in June 2004, is producing approximately 1,000 gross Mcf of gas per day, and the other two wells are each producing approximately 100 gross Mcf of gas per day. The other three wells are currently testing. We believe the two lesser producing wells are performing in a manner similar to historical vertical wells rather than efficiently completed horizontal wells. Refinement of the completion process is ongoing.

We also have, within Area 1, an approximate 20% working interest in one non-operated well. The well has been drilled, fracture-stimulated and is currently producing.

Area 2 of our Abo Gas Project consists of undeveloped leasehold interests in approximately 61,000 gross (25,500 net) acres, is contiguous to Area 1, and will be operated by Parallel. We expect the commencement of drilling operations in Area 2 to begin in early 2005 and will utilize well completion information gained from experience in Area 1. We own an 85.0% working interest in this area.

The estimated cost to drill and complete a horizontal well is approximately $1.6 million. Based upon the results of the initial wells drilled, we believe this project has the potential to become a multi-well, long-life gas project that will be developed over the next three to five years.

Other Permian Basin Projects – Other Permian Basin projects generate approximately 12% of our current daily production and represent approximately 9% of our total proved reserve value as of December 31, 2004.

We have budgeted approximately $2.0 million for other Permian Basin properties in 2005, primarily for lease and well equipment and capitalized overhead.

Onshore Gulf Coast of South Texas

Yegua/Frio Gas Project, Jackson and Wharton Counties, Texas – This project

(10)

generates approximately 23% of our current daily production and represents approximately 9% of our total proved reserve value as of December 31, 2004.

We have budgeted approximately $0.9 million for the Yegua/Frio gas project in 2005, for the drilling and completion of 3 wells.

Cook Mountain Gas Project, Liberty County, Texas – This project generates approximately 8% of our current daily production and represents approximately 1% of our total proved reserve value as of December 31, 2004.

We have budgeted approximately $0.9 million for the Cook Mountain gas project in 2005 for the drilling and completion of 3 wells.

North Texas

Barnett Shale Gas Project, Tarrant County, Texas – Our development of this project is expected to begin in the first quarter of 2005. This project does not yet contribute to our current daily production or reserve value.

Our Barnett Shale gas project is located east of downtown Ft. Worth, in Tarrant County, Texas, between the Newark East Barnett Shale gas field to the north in Tarrant County and the Cleburne Barnett Shale gas field to the south in Johnson County. Our current leasehold position in the project is approximately 5,000 gross (1,400 net) acres.

Having assembled pipeline right-of-way and permits necessary to complete a gas gathering infrastructure, Parallel and a Dallas based operator spudded, on March 9, 2005, a horizontal well, the Brentwood No. 1. Our working interest in this well is 40%.

We are currently participating in the Parrot #1 horizontal well, which is operated by a Ft. Worth based operator. This well is located on leasehold contiguous to our 5,000 gross-acre leasehold position. The well is currently shut-in waiting on pipeline. Our working interest in this well is 20%.

The estimated cost to drill and complete a horizontal well is approximately $2.0 million. Based upon the results of the initial wells drilled we believe this project has the potential to become a multi-well, long-life gas project that will be developed over the next three to five years.

We have budgeted approximately $7.6 million for the Barnett Shale gas project in 2005 for the drilling and completion of 7 new wells, pipeline construction and leasehold acquisition.

Other Projects

Utah/Colorado CBM (Coal Bed Methane) Gas/Conventional Oil and Gas Projects – Our development of this project is expected to begin in the first half of 2005. This project does not yet contribute to our current daily production or reserve value.

(11)

We have increased our leasehold acreage position in this project to approximately 138,000 gross acres. It is a multiple zone project consisting of both oil and gas targets at a depth of less than 6,000 feet. Seismic and geological data evaluation on this project continues. We expect to drill a test well during the first half of 2005.

We have budgeted approximately $1.4 million for the Utah/Colorado CBM gas project in 2005 for the drilling and completion of 1 well, seismic and leasehold acquisition, and multiple core test holes for coal-bed methane potential. We own and operate 100% of this project.

East Texas Cotton Valley Reef Gas Project – This project does not yet contribute to our current daily production or reserve value.

This 3-D seismic gas project is a higher risk profile than our other projects. The objective is the Cotton Valley barrier reef facies found between depths of 16,000 and 18,000 feet. The project consists of approximately 5,000 gross (650 net) acres.

In 2004, the first well was drilled to a total depth of 18,100 feet, finding a non-porous Cotton Valley Reef interval. The operator is currently attempting completion in shallower zones. The operator is also re-evaluating seismic to help determine other drilling locations with optimal porosity potential.

We have budgeted approximately $1.1 million for the Cotton Valley Reef gas project in 2005 for the drilling of 1 well and additional leasehold acquisition. We own an approximate 13.125% working interest in this project.

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

     The average prices we received for the oil and natural gas we produced in 2004, 2003, and 2002 are shown in the table below.

	Average Price Received for the
	Year Ended December 31,
	2004	2003	2002
Oil (Bbl)	$39.05	$29.11	$24.59

Natural gas (Mcf)	$5.85	$5.40	$3.33

(12)

     The average price we received for our oil sales at March 1, 2005 was approximately $40.69 per Bbl, excluding our hedging activities. At the same date, the average price we were receiving for our natural gas was approximately $6.60 per Mcf, excluding our hedging activities.

     There is substantial uncertainty regarding future oil and gas prices and we can provide no assurance that prices will remain at current levels. We have entered into hedge contracts in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates.

     In 2004, approximately 62% of our production was oil and 38% was natural gas. The majority of the oil production is from our Permian Basin long life oil assets. The majority of the gas production is from our Gulf coast short life assets.

Employees

     In 2004, we added five new employees. At March 1, 2005, we had twenty-eight full time employees. Mr. Cambridge serves in the capacity of a consultant and not as a full-time employee. Parallel also retains independent land, geological, geophysical and engineering consultants and expects to continue to do so in the future. Additionally, Parallel retains five contract pumpers on a month-to-month basis.

     We consider our employee relations to be satisfactory. None of our employees are represented by a union and we have not experienced work stoppages or strikes.

Wells Drilled

     The following table shows certain information concerning the number of gross and net wells we drilled during the three-year period ended December 31, 2004.

	Exploratory Wells (1)				Development W ells (2)
Year Ended	Productive		Dry		Productive		Dry
December 31,	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2004	17.0	1.68	4.0	0.95	50.0	31.8	—	—
2003	15.0	5.05	8.0	2.09	3.0	2.6	1.0	0.25
2002	12.0	3.10	3.0	0.70	4.0	2.3	—	—

(1)	An exploratory w ell is a well drilled to find and produce oil or natural gas in an unp roved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

(2)	A development well is a well drilled within the p roved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     All of our drilling is performed on a contract basis by third-party drilling contractors. We do not own any drilling equipment.

(13)

     At March 1, 2005, we were participating in the completion of 7 gross (.89 net) gas wells in Hemphill, Jackson, Leon, Liberty and Tarrant Counties, Texas and Eddy County, New Mexico.

Volumes, Prices and Lifting Costs

     The following table shows certain information about our oil and natural gas production, average sales prices per Mcf of gas and Bbl of oil and the average lifting cost per BOE for the three-year period ended December 31, 2004.

	Year Ended Dece mber 31,
	2004	2003	2002
	(in thousands except per unit data)
Product ion, Prices and Lift ing Costs:
Oil (Bbls)	729	629	131
Natural gas (Mcf)	2,690	3,356	2,670
BOE	1,177	1,188	576
Oil p rice (per Bbl) (1)	$39.05	$29.11	$24.59
Natural gas price (per Mcf)(1)	$5.85	$5.40	$3.33
BOE price (1)	$37.55	$30.66	$21.03

Average Production (lifting) Cost per BOE(2)	$8.06	$7.07	$5.00

(1)	Average p rice received at th e wellhead for our oil and natural gas.

(2)	The increase in 2004 and 2003 is attributable to increased lifting costs associated with our waterflood projects.

     The following summarizes our revenue for each of the three years ended December 31 by product sold.

	2004	2003	2002
	(in thousands)
Oil revenue	$28,455	$18,300	$3,217
Oil hedge	(7,458)	(1,659)	—
Gas revenue	15,735	18,121	8,889
Gas hedge	(895)	(907)	—

	$35,837	$33,855	$12,106

     Our oil sales in 2004 represented approximately 64% of our combined oil and gas sales for the year ended December 31, 2004, as compared to 50% in 2003.

Markets and Customers

     Our oil and natural gas production is sold at the well site on an as produced basis at market- related prices in the areas where the producing properties are located. We do not refine or process any of the oil or natural gas we produce and all of our production is sold to unaffiliated purchasers on a month-to-month basis.

(14)

     In the table below, we show the purchasers that accounted for 10% or more of our revenues during the specified years.

	2004	2003	2002
Allegro Investments, Inc.	22%	30%	31%

Pure Resources, Inc.	—	—	16%

Sue Ann Production	—	—	11%

Texland Petroleum, Inc.	43%	33%	—

     We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and natural gas we produce. Other purchasers are available in our areas of operations.

     Our future ability to market our oil and natural gas production depends upon the availability and capacity of gas gathering systems and pipelines and other transportation facilities. We do not currently own or operate our own pipelines or transportation facilities. We are dependent on third parties to transport our products.

     We are not obligated to provide a fixed and determinable quantity of oil or natural gas under any existing arrangements or contracts.

     Our business does not require us to maintain a backlog of products, customer orders or inventory.

Office Facilities

     Our principal executive offices are located in Midland, Texas, where we lease approximately 21,640 square feet of office space at 1004 North Big Spring, Suite 400, Midland, Texas 79701. Our current rental rate is $13,074 per month. The lease expires August 31, 2006.

     We have two field offices and storage facilities. These two offices are located in Andrews and Snyder, Texas. The current monthly rental rate is $750 for the Andrews office and $1,200 for the Snyder office. The Andrews office lease expires December 1, 2007. The Snyder office lease expires upon the termination of our trade agreement with the prior operator. We are unable to predict when this agreement will terminate, but we anticipate that it will remain in effect for the life of the properties covered by the agreement.

Competition

     The oil and natural gas industry is highly competitive, particularly in the areas of acquiring exploration and development prospects and producing properties. The principal means of competing for the acquisition of oil and natural gas properties are the amount and terms of the consideration offered. Our competitors include major oil companies, independent oil and gas

(15)

firms and individual producers and operators. Many of our competitors have financial resources, staffs and facilities much larger than ours.

     We are also affected by competition for drilling rigs and the availability of related equipment. With relatively high oil and natural gas prices, the oil and gas industry typically experiences shortages of drilling rigs, equipment, pipe and qualified field personnel. We are unable to predict when or to what extent our exploration and development activities will be affected by rig, equipment or personnel shortages.

     Intense competition among independent oil and natural gas producers requires us to react quickly to available exploration and acquisition opportunities. We try to position for these opportunities by maintaining:

•	adequate capital resources for projects in our primary areas of operations;

•	the technological capabilities to conduct a thorough evaluation of a particular project; and

•	a small staff that can respond quickly to exploration and acquisition opportunities.

     The principal resources we need for acquiring, exploring, developing, producing and selling oil and natural gas are:

•	leasehold prospects under which oil and natural gas reserves may be discovered;

•	drilling rigs and related equipment to explore for such reserves; and

•	knowledgeable and experienced personnel to conduct all phases of oil and natural gas operations.

Oil and Gas Regulations

     Our operations are regulated by certain federal and state agencies. Oil and natural gas production and related operations are or have been subject to:

•	price controls;

•	taxes; and

•	environmental and other laws relating to the oil and gas industry.

     We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such interpretations or new laws and regulations may have on our business, financial condition or results of operations.

     Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations that are enforced by federal, state and local agencies. Failure to

(16)

comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are frequently amended or reinterpreted, we are not able to predict the future cost or impact of compliance with these laws.

     Texas and many other states require drilling permits, bonds and operating reports. Other requirements relating to the exploration and production of oil and natural gas are also imposed. These states also have statutes or regulations addressing conservation matters, including provisions for:

•	the unitization or pooling of oil and gas properties;

•	the establishment of maximum rates of production from oil and gas wells; and

•	the regulation of spacing, plugging and abandonment of wells.

     Sales of natural gas we produce are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission regulates interstate and certain intrastate gas transportation rates and services conditions, which affect the marketing of our natural gas, as well as the revenues we receive for sales of our production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A, 636-B and 636-C. These orders, commonly known as Order 636, have significantly altered the marketing and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services these pipelines previously performed.

     One of FERC’s purposes in issuing the orders was to increase competition in all phases of the gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings has been the subject of appeals, the results of which have generally been supportive of the FERC’s open-access policy. In 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. Because further review of certain of these orders is still possible, and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on Parallel and our gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of gas, and has substantially increased competition and volatility in gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance our ability to market and transport our gas, although it may also subject us to greater competition.

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

(17)

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

Environmental Regulations

     Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, health and safety, affect our operations and costs. These laws and regulations sometimes:

•	require prior governmental authorization for certain activities;

•	limit or prohibit activities because of protected areas or species;

•	impose substantial liabilities for pollution related to our operations or properties; and

•	provide significant penalties for noncompliance.

     In particular, our exploration and production operations, our activities in connection with storing and transporting oil and other liquid hydrocarbons, and our use of facilities for treating, processing or otherwise handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulations. As with the industry generally, compliance with existing and anticipated regulations increases our overall cost of business. While these regulations affect our capital expenditures and earnings, we believe that they do not affect our competitive position in the industry because our competitors are also affected by environmental regulatory programs. Since environmental regulations have historically been subject to frequent change, we cannot predict with certainty the future costs or other future impacts of environmental regulations on our future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including the cost to comply with applicable regulations that require a response to the discharge, such as claims by neighboring landowners, regulatory agencies or other third parties for costs of:

•	containment or cleanup;

•	personal injury;

•	property damage; and

•	penalties assessed or other claims sought for natural resource damages.

     The following are examples of some environmental laws that potentially impact our operations.

•	Water. The Oil Pollution Act, or OPA, was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 and other statutes as they pertain to prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, or along shorelines. In the event of an oil spill into such waters, substantial liabilities

(18)

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

•	Solid Waste. Parallel generates non-hazardous solid wastes that fall under the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. The EPA and the states in which we operate are considering the adoption of stricter disposal standards for the type of non-hazardous waste we generate. The Resource Conservation and Recovery Act also govern the generation, management, and disposal of hazardous wastes. At present, we are not required to comply with a substantial portion of the Resource Conservation and Recovery Act requirements because our operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during operations, could in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such changes in the regulations may result in Parallel incurring additional capital expenditures or operating expenses.

•	Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act, sometimes called CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a hazardous substance into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may have managed substances that may fall within CERCLA’s definition of a hazardous substance. We may be jointly and severally liable under CERCLA for all or part of the costs required

(19)

cleaning up sites where we disposed of or arranged for the disposal of these substances. This potential liability extends to properties that we owned or operated, as well as to properties owned and operated by others at which disposal of Parallel’s hazardous substances occurred.

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

Risks Related to Our Business

The volatility of the oil and natural gas industry may have an adverse impact on our operations.

     Our revenues, cash flows and profitability are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Any significant or extended decline in oil or natural gas prices will have a material adverse effect on our business, financial condition and results of operations and could impair access to future sources of capital. Volatility in the oil and natural gas industry results from numerous factors over which we have no control, including;

•	the level of oil and natural gas prices, expectations about future oil and natural gas prices and the ability of international cartels to set and maintain production levels and prices;

•	the cost of exploring for, producing and transporting oil and natural gas;

•	the level and price of foreign oil and natural gas transportation;

•	available pipeline and other oil and natural gas transportation capacity;

•	weather conditions;

•	international political, military, regulatory and economic conditions;

•	the level of consumer demand;

•	the price and the availability of alternative fuels;

•	the effect of worldwide energy conservation measures; and

(20)

•	the ability of oil and natural gas companies to raise capital.

     Significant declines in oil and natural gas prices for an extended period may:

•	impair our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;

•	reduce the amount of oil and natural gas that we can produce economically;

•	cause us to delay or postpone some of our capital projects;

•	reduce our revenues, operating income and cash flow; and

•	reduce the carrying value of our oil and natural gas properties.

     No assurance can be given that current levels of oil and natural gas prices will continue. We expect oil and natural gas prices, as well as the oil and natural gas industry generally, to continue to be volatile.

We must replace oil and natural gas reserves that we produce. Failure to replace reserves may negatively affect our business.

     Our future performance depends in part upon our ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves decline as they are depleted and we must locate and develop or acquire new oil and natural gas reserves to replace reserves being depleted by production. No assurance can be given that we will be able to find and develop or acquire additional reserves on an economical basis. If we cannot economically replace our reserves, our results of operations may be materially adversely affected.

We are subject to uncertainties in reserve estimates and future net cash flows.

     There is substantial uncertainty in estimating quantities of proved reserves and projecting future production rates and the timing of development expenditures. No one can measure underground accumulations of oil and natural gas in an exact way. Accordingly, oil and natural gas reserve engineering requires subjective estimations of those accumulations. Estimates of other engineers might differ widely from those of our independent petroleum engineers, and our independent petroleum engineers may make material changes to reserve estimates based on the results of actual drilling, testing, and production. As a result, our reserve estimates often differ from the quantities of oil and natural gas we ultimately recover. Also, we make certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs that may prove incorrect. Any significant variance from these assumptions could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. Some of our reserve estimates are made without the benefit of a lengthy production history and are calculated using volumetric analysis. Those estimates are less reliable than estimates based on a lengthy production history.

(21)

Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay and an estimation of the productive area.

     The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect on the day of estimate. However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

•	actual prices we receive for oil and natural gas;

•	the amount and timing of actual production;

•	supply and demand of oil and natural gas;

•	limits of increases in consumption by natural gas purchasers; and

•	changes in governmental regulations or taxation.

     The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

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

     We operate in the highly competitive areas of oil and natural gas acquisition, development, exploitation, exploration and production. The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

•	seeking to acquire desirable producing properties or new leases for future exploration;

•	marketing our oil and natural gas production;

•	integrating new technologies; and

•	seeking to acquire the equipment and expertise necessary to develop and operate our properties.

     Many of our competitors have financial, technological and other resources substantially greater than ours, and some of them are fully integrated oil and natural gas companies. These companies may be able to pay more for development prospects and productive oil and natural

(22)

gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to develop and exploit our oil and natural gas properties and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

We do not control all of our operations and development projects.

     Substantially all of our business activities are conducted through joint operating agreements under which we own partial interests in oil and natural gas wells.

     At December 31, 2004, we owned interests in 218 gross (162.91 net) producing oil and natural gas wells for which we were the operator and 451 gross (152.02 net) producing oil and natural gas wells where we were not the operator.

     If we do not operate wells in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s:

•	timing and amount of capital expenditures;

•	expertise and financial resources;

•	inclusion of other participants in drilling wells; and

•	use of technology.

     Since we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

Our business involves many operating risks, which may result in substantial losses, and insurance may be unavailable or inadequate to protect us against these risks.

     Our operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as:

•	fires;

•	natural disasters;

•	explosions;

(23)

•	pressure forcing oil or natural gas out of the wellbore at a dangerous velocity coupled with the potential for fire or explosion;

•	weather;

•	failure of oilfield drilling and service tools;

•	changes in underground pressure in a formation that causes the surface to collapse or crater;

•	pipeline ruptures or cement failures;

•	environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases; and

•	availability of needed equipment at acceptable prices, including steel tubular products.

     Any of these risks can cause substantial losses resulting from:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.

     We do not insure against the loss of oil or natural gas reserves as a result of operating hazards or insure against business interruption. Losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operations.

The oil and natural gas industry is capital intensive.

     The oil and natural gas industry is capital intensive. We make substantial capital expenditures for the acquisition, exploration for and development of oil and natural gas reserves.

     Historically, we have financed capital expenditures primarily with cash generated by operations, proceeds from bank borrowings and sales of our equity securities. In addition, we may consider selling non-core assets to raise additional operating capital. From time to time, we

(24)

may also reduce our ownership interests in 3-D seismic and other projects in order to reduce our capital expenditure requirements, depending on our working capital needs.

     Our cash flow from operations and access to capital is subject to a number of variables, including:

•	our proved reserves;

•	the level of oil and natural gas we are able to produce from existing wells;

•	the prices at which oil and natural gas are sold; and

•	our ability to acquire, locate and produce new reserves.

     Any one of these variables can materially affect our ability to borrow under our revolving credit facility.

     If our revenues or the borrowing base under our revolving credit facility decreases as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future drilling projects. We may, from time to time, seek additional financing, either in the form of increased bank borrowings, sales of debt or equity securities or other forms of financing and there can be no assurance as to the availability or terms of any additional financing upon terms acceptable to us.

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

(25)

The marketability of our natural gas production depends on facilities that we typically do not own or control.

     The marketability of our natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. We generally deliver natural gas through natural gas gathering systems and natural gas pipelines that we do not own. Our ability to produce and market natural gas on a commercial basis could be harmed by any significant change in the cost or availability of such systems and pipelines.

We are subject to many restrictions under our revolving credit facility.

     We may depend on our revolving credit facility for future capital needs. As required by our revolving credit facility with our bank lenders, we have pledged substantially all of our oil and natural gas properties as collateral to secure the payment of our indebtedness. The revolving credit facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We are also required to comply with certain financial covenants and ratios. The revolving credit facility prohibits us from declaring or paying dividends on our common stock, but we are permitted to pay dividends on our outstanding shares of 6% convertible preferred stock if we are not in default under the revolving credit facility. Although we are currently in compliance with these covenants, in the past we have had to request waivers from our banks because of our non-compliance with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the revolving credit facility could result in a default under the revolving credit facility, which could cause all of our existing indebtedness to be immediately due and payable.

     The revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders, based upon projected revenues from the oil and natural gas properties securing our loan. The lenders can adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility. Any increase in the borrowing base requires the consent of all lenders. If all lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base determined by each lender. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and natural gas properties as additional collateral. We do not currently have any substantial unpledged properties and no assurance can be given that we would be able to make any mandatory principal prepayments required under the revolving credit facility.

If we default under our revolving credit facility, the lenders could foreclose on, and acquire control of, substantially all of our assets.

     The lenders under our revolving credit facility have liens on substantially all of our assets. As a result of the liens held by our revolving credit facility lenders, if we fail to meet our payment or other obligations under the revolving credit facility, those lenders would be entitled to foreclose on substantially all of our assets and liquidate those assets.

(26)

Our producing properties are geographically concentrated.

     A substantial portion of our proved oil and natural gas reserves are located in the Permian Basin of west Texas and eastern New Mexico. Specifically, at December 31, 2004, approximately 90% of the discounted present value of our proved reserves were located in the Permian Basin. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs, significant governmental regulation, including any curtailment of production, or interruption of transportation of oil or natural gas produced from the wells.

Hedging activities create a risk of financial loss.

     In order to manage our exposure to price risks in the marketing of our oil and natural gas, we have in the past and expect to continue to enter into oil and natural gas price risk management arrangements with respect to a portion of our expected production. We use swap, floor, and collar hedging arrangements that generally result in a fixed price or a range of minimum and maximum price limits over a specified time period. Hedging contracts limit the benefits we will realize if actual prices rise above the contract price. Our hedging arrangements may expose us to the risk of financial loss in certain circumstances. In a typical hedge transaction, the hedging party will have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the hedging party is required to pay the counterparty this difference multiplied by the quantity hedged. In this case, if we are the hedging party we would be required to pay the difference regardless of whether we had sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though the payments are not offset by sales of production. Hedging will also prevent us from receiving the full advantage of increases in oil or natural gas prices above the fixed amount specified in the hedge. In addition, these transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	production is less than expected;

•	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the arrangement which might result in hedge ineffectiveness;

•	the counterparties to our future contracts fail to perform under the contract; or

•	a sudden, unexpected event materially impacts oil or natural gas prices.

     In the past, some of our hedging contracts required us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations exceeded certain levels. Future collateral requirements are uncertain but will depend on arrangements with our counterparties and highly volatile natural gas and oil prices.

(27)

We are subject to complex federal, state and local laws and regulations that could adversely affect our business.

     Extensive federal, state and local regulation of the oil and natural gas industry significantly affects our operations. In particular, our oil and natural gas exploration, development and production, are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:

•	discharge permits for drilling operations;

•	drilling bonds;

•	spacing of wells;

•	unitization and pooling of properties;

•	environmental protection;

•	reports concerning operations; and

•	taxation.

Under these laws and regulations, we could be liable for:

•	personal injuries;

•	property damage;

•	oil spills;

•	discharge of hazardous materials;

•	reclamation costs;

•	remediation and clean-up costs; and

•	other environmental damages.

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

(28)

Declining oil and natural gas prices may cause us to record ceiling test write-downs.

     We use the full cost method of accounting to account for our oil and natural gas operations. This means that we capitalize the costs to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the capitalized costs of oil and natural gas properties may not exceed a ceiling limit, which is based on the present value of estimated future net revenues, net of income tax effects, from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. These rules generally require pricing future oil and natural gas production at unescalated oil and natural gas prices in effect at the end of each fiscal quarter, with effect given to cash flow hedge positions. If capitalized costs of oil and natural gas properties, as adjusted for asset retirement obligations, exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a ceiling test write-down. This non-cash impairment charge does not affect cash flow from operating activities, but it does reduce stockholders’ equity. Impairment charges cannot be restored by subsequent increases in the prices of oil and natural gas.

     The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices decline. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.

     We did not recognize impairment in 2004. We cannot assure you that we will not experience ceiling test write-downs in the future.

Terrorist activities may adversely affect our business.

     Terrorist activities, including events similar to those of September 11, 2001, or armed conflict involving the United States may adversely affect our business activities and financial condition. If events of this nature occur and persist, the resulting political and social instability could adversely affect prevailing oil and natural gas prices and cause a reduction in our revenues. In addition, oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged. Costs associated with insurance and other security measure may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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

(29)

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

Our Oil and Natural gas Operations Are Subject to Many Inherent Risks

     Oil and natural gas drilling activities and production operations are highly speculative and involve a high degree of risk. These operations are marked by unprofitable efforts because of dry holes and wells that do not produce oil or natural gas in sufficient quantities to return a profit. The success of our operations depends, in part, upon the ability of our management and technical personnel. The cost of drilling, completing and operating wells is often uncertain. There is no assurance that our oil and natural gas drilling or acquisition activities will be successful, that any production will be obtained, or that any such production, if obtained, will be profitable.

     Our operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and natural gas. These hazards and risks include, but are not limited to:

•	encountering unusual or unexpected formations and pressures;

•	explosions, blowouts and fires;

•	pipe and tubular failures and casing collapses;

•	environmental pollution; and

•	personal injuries.

     Any one of these potential hazards could result in accidents, environmental damage, personal injury, property damage and other harm that could result in substantial liabilities to us.

     As is customary in the industry, we maintain insurance against some, but not all, of these hazards. We maintain general liability insurance and obtain Operator’s Extra Expense insurance on a well-by-well basis. We carry insurance against certain pollution hazards, subject to our insurance policy’s terms, conditions and exclusions. If we sustain an uninsured loss or liability, our ability to operate could be materially adversely affected.

     Our oil and natural gas operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

(30)

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

     Our revolving credit facility contains a number of significant covenants that, among other things, restrict our ability to:

•	dispose of assets;

•	incur additional indebtedness;

•	restrictions on all retained earnings and net income for payment of dividends on our common stock;

•	create liens on our assets;

•	enter into specified investments or acquisitions;

•	repurchase, redeem or retire our capital stock or other securities;

•	merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries;

•	engage in specified transactions with subsidiaries and affiliates; or

•	engage in other specified corporate activities.

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

     We have never paid dividends on our common stock, and do not intend to pay cash dividends on the common stock in the foreseeable future. Net income from our operations, if any, will be used for the development of our business, including capital expenditures, to retire

(31)

debt and to pay dividends on our outstanding shares of 6% convertible preferred stock. Any decision to pay dividends on the common stock in the future will depend upon our profitability at that time, the available cash and other factors. Our ability to pay dividends on our common stock is further limited by the terms of our revolving credit facility and the terms of our preferred stock.

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

     On October 5, 2000, our Board of Directors adopted a stockholder rights plan. The plan is designed to protect Parallel from unfair or coercive takeover attempts and to prevent a potential acquirer from gaining control of Parallel without fairly compensating all of the stockholders. The plan authorized 50,000 shares of $0.10 par Series A Preferred Stock Purchase Rights. A dividend of one Right for each share of our outstanding common stock was distributed to stockholders of record at the close of business on October 16, 2000. If a public announcement is made that a person has acquired 15% or more of Parallel’s common stock or a tender or exchange offer is made for 15% of more of the common stock, each Right entitles the holder to purchase from the company one one-thousandth of a share of Series A Preferred Stock, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment. In addition, under certain circumstances, the rights entitle the holders to buy Parallel’s stock at a 50% discount. See Note 9 to consolidated financial statements.

     We are authorized to issue 10.0 million shares of preferred stock, 950,000 shares of which were outstanding on March 1, 2005. Our Board of Directors has total discretion in the issuance and the determination of the rights and privileges of any shares of preferred stock which might be issued in the future, which rights and privileges may be detrimental to the holders of the common stock. It is not possible to state the actual effect of the authorization and issuance of a new series of preferred stock upon the rights of holders of the common stock and other series of preferred stock unless and until the Board of Directors determines the attributes of any new series of preferred stock and the specific rights of its holders. These effects might include:

•	restrictions on dividends on common stock and other series of preferred stock if dividends on any new series of preferred stock have not been paid;

•	dilution of the voting power of common stock and other series of preferred stock to the extent that a new series of preferred stock has voting rights, or to the extent that any new series of preferred stock is convertible into common stock;

•	dilution of the equity interest of common stock and other series of preferred stock; and

•	limitation on the right of holders of common stock and other series of preferred stock to share in Parallel’s assets upon liquidation until satisfaction of any liquidation preference attributable to any new series of preferred stock.

(32)

     The issuance of preferred stock in the future could discourage, delay or prevent a tender offer, proxy contest or other similar transaction involving a potential change in control of Parallel that might be viewed favorably by stockholders.

ITEM 2. PROPERTIES

General

     Our principal properties consist of developed and undeveloped oil and natural gas leases and the reserves associated with these leases. Generally, developed oil and natural gas leases remain in force so long as production is maintained. Undeveloped oil and natural gas leaseholds are generally for a primary term of five or ten years. In most cases, we can extend the term of our undeveloped leases by paying delay rentals or by producing reserves that we discover under our leases.

Producing Wells and Acreage

     We have presented the following table to provide you with a summary of the producing oil and natural gas wells and the developed and undeveloped acreage in which we owned an interest at December 31, 2004. We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests.

	Producing Wells				Acreage
	Oil(1)		Gas		Developed		Undeveloped
	Gross	Net (2)	Gross	Net (2)	Gross	Net (3)	Gross	Net (3)
Texas	570	280.4	93	34.02	64,582	36,126	53,805	5,820

Colorado	—	—	—	—	—	—	14,080	14,080

New M exico	—	—	6	0.51	1,277	109	121,222	30,355

Utah	—	—	—	—	—	—	123,864	122,800

Total	570	280.4	99	34.53	65,859	36,235	312,971	173,055

(1)	Does not include 356 wells that were shut in or temporarily abandoned as of December 31, 2004.

(2)	Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(3)	Parallel’s net acres are computed by multiplying the number of lease net acres by our working interest.

     At December 31, 2004, we owned interests in 218 gross (162.91 net) producing oil and natural gas wells for which we were the operator and 451 gross (152.02 net) producing oil and natural gas wells where we were not the operator.

(33)

     The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator receives fees from other working interest owners as reimbursement for general and administrative expenses for operating the wells.

     Except for our oil and natural gas leases, we do not own any patents, licenses, franchises or concessions which are significant to our oil and natural gas operations.

Title to Properties

     As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time they are acquired. These cursory title reviews, while consistent with industry practices, are necessarily incomplete. We believe that it is not economically feasible to review in depth every individual property we acquire, especially in the case of producing property acquisitions covering a large number of leases. Ordinarily, when we acquire producing properties, we focus our review efforts on properties believed to have higher values and will sample the remainder. However, even an in-depth review of all properties and records may not necessarily reveal existing or potential defects nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. In the case of producing property acquisitions, inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. In the case of undeveloped leases or prospects we acquire, before any drilling commences, we will usually cause a more thorough title search to be conducted, and any material defects in title that are found as a result of the title search are generally remedied before drilling a well on the lease commences. We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. The oil and natural gas properties we own are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. We do not believe that any of these encumbrances or burdens will materially affect our ownership or the use of our properties.

Oil and Natural Gas Reserves

     For the year ended December 31, 2004, our oil and natural gas reserves were estimated by Cawley Gillespie & Associates, Inc., Fort Worth, Texas.

     At December 31, 2004, our total estimated proved reserves were approximately 18.9 MMBbls of oil and 16.8 Bcf of gas, or 21.7 MMBOEs.

(34)

     The information in this table provides you with certain information regarding the proved reserves as estimated by Cawley Gillespie & Associates, Inc., at December 31, 2004.

	Proved	Proved
	Developed	Undeveloped	Total
	(in thousands)
Oil (MBbls)	13,210	5,706	18,916

Gas (MMcf)	13,158	3,667	16,825

MBOE	15,403	6,317	21,720

Future Net Revenues (before income taxes)	$402,085	$175,417	$577,502

Present Value of Future Net Revenues (before income taxes)	$192,119	$74,131	$266,250

     Estimates of our proved reserves and future net revenues are made using sales prices and costs, estimated to be in effect as of the date of such reserve estimates that are held constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. The average realized prices for our reserves as of December 31, 2004 were $40.59 per Bbl of oil and $5.65 per Mcf of natural gas.

     For additional information concerning our estimated proved oil and natural gas reserves, you should read Note 15 to the consolidated financial statements. See also Item 8 — Financial Statements and Supplementary Data on page 65 of this Annual Report on Form 10-K.

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

     We do not have any natural gas or oil reserves outside the United States. Our oil and natural gas reserves and production are not subject to any long term supply or similar agreements with foreign governments or authorities.

(35)

     Our estimated reserves have not been filed with or included in reports to any federal agency other than the SEC.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are a party to ordinary routine litigation incidental to our business. As of March 1, 2005 we were not a party to any litigation. We are not aware of any threatened litigation. No litigation proceedings were terminated during the fourth quarter of 2004. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of our stockholders during the fourth quarter of 2004.

(36)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock trades on the Nasdaq National Market under the symbol PLLL. The following table shows, for the periods indicated, the high and low closing sales prices for the common stock as reported by Nasdaq.

	Price Per Share
	High	Low
2002

First Quarter	$4.38	$3.08
Second Quarter	$3.41	$2.60
Third Quarter	$2.95	$2.15
Fourth Quarter	$2.91	$2.03

2003

First Quarter	$3.10	$2.51
Second Quarter	$4.03	$2.40
Third Quarter	$3.86	$3.15
Fourth Quarter	$4.49	$3.19

2004

First Quarter	$4.67	$3.60
Second Quarter	$5.35	$3.83
Third Quarter	$5.68	$4.38
Fourth Quarter	$5.60	$4.83

     The last sale price of our common stock on March 1, 2005 was $6.99 per share, as reported on the Nasdaq National Market.

     As of March 1, 2005, there were approximately 1,569 stockholders of record.

Dividends

     We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. The revolving credit facility we have with our bank lenders prohibits the payment of dividends on the common stock. Our 6% convertible preferred stock also contains provisions that restrict us from paying dividends or making distributions on our common stock if all dividends on the preferred stock have not been paid in full. Any dividends on our preferred

(37)

stock that are not declared and paid will accumulate. All accumulated dividends must be paid in full before dividends may be paid to holders of common stock. The credit facility allows us to pay dividends on our outstanding shares of preferred stock as long as we are not in default under the terms of the credit facility. The holders of the preferred stock are entitled, as and when declared by the Board of Directors, to receive an annual dividend of $.60 per share, payable semi-annually on June 15 and December 15 of each year. See “Risks Related to Our Business — We do not pay dividends on our common stock” on page 20 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” on page 55.

Equity Compensation Plans

     At December 31, 2004, a total of 2,627,250 shares of common stock were authorized for issuance under our equity compensation plans. In the table below, we describe certain information about these shares and the equity compensation plans which provide for their authorization and issuance. You can find descriptions of our stock grant and stock option plans beginning on page 78.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category				Number of securities
	Number of			remaining available for
	securities to be		Weighted-average	future issuance under
	issued upon exercise		exercise price of	equity compensation
	of outstanding		outstanding	plans (excluding
	options, warrants		options, warrants	securities reflected in
	and rights		and rights	column (a))
Equity compensation plans approved by security holders (1)	1,739,638		$3.87	312,612
Equity compensation plans not approved by security holders	575,000	(2)	$3.83	—
Total	2,314,638		$3.85	312,612

(1)	Includes the following plans: 2004 Non-Employee Director Stock Grant Plan; 1992 Stock Option Plan; 1997 Non-employee Directors Stock Option Plan; 1998 Stock Option Plan; and 2001 Non-employee Directors Stock Option Plan.

(2)	These shares include an aggregate of 200,000 shares of common stock underlying stock options granted in June, 2001 to non-officer employees pursuant to Parallel’s Employee Stock Option Plan. The Employee Stock Option Plan is the only equity compensation plan in effect that was adopted without approval of our stockholders. Directors and officers of Parallel are not eligible to participate in this plan. A description of the material features of this plan can be found under the caption “Employee Stock Option Plan” on page 86. The total number of shares shown also includes 275,000 shares of common stock underlying a stock purchase warrant we issued to an investment banking firm in November, 2001 and 100,000 shares of common stock underlying a stock purchase warrant we issued to the same investment banking firm in December, 2003. These warrants were issued under financial advisory services agreements with the investment banking firm, and not under employee or director compensation plans. The warrants issued in

(38)

November, 2001 are exercisable, in whole or in part, at an exercise price equal to $2.95 per share, the fair market value of the common stock on the date of issuance of warrants, and are exercisable at any time during the four-year period commencing on November 20, 2002. The warrants issued in December, 2003 are exercisable, in whole or in part, at an exercise price equal to $3.98 per share, the fair market value of the common stock on the date of issuance of the warrants, and are exercisable at any time during the four-year period commencing on December 23, 2004. All of the warrants contain customary provisions providing for adjustment of the exercise price and the number and type of securities issuable upon exercise of the warrants if any one or more of certain specified events occur. The warrants also grant to the holder certain registration rights for the securities issuable upon exercise of the warrants.

Sale of Unregistered Securities

     At Parallel’s annual meeting of stockholders held on June 22, 2004, the stockholders approved the Parallel Petroleum Corporation 2004 Non-Employee Director Stock Grant Plan. You can find a description of this plan on page 82. Historically, Directors’ fees had been paid solely in cash. However, upon approval of the plan by the stockholders, we began paying an annual retainer fee to each non-employee Director in the form of common stock having a value of $25,000. Only Directors of Parallel who are not employees of Parallel or any of its subsidiaries are eligible to participate in the Plan. Under the plan, each non-employee Director is entitled to receive an annual retainer fee consisting of shares of common stock that will be automatically granted on the first day of July in each year. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Stock Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year. On July 1, 2004, and in accordance with the terms of the plan, we issued a total of 20,888 shares of common stock to four non-employee Directors as follows: Jeffrey G. Shrader — 5,222 shares; Dewayne E. Chitwood — 5,222 shares; Martin B. Oring — 5,222 shares; and Ray M. Poage — 5,222 shares. The shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act. Generally, shares issued under this plan are not transferable as long as the non-employee Director holding the shares remains a Director of the Company. Certificates evidencing the shares bear restrictive legends.

Repurchase of Equity Securities

     Neither we nor any “affiliated purchaser” repurchased any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

     In the table below, we provide you with selected historical financial data. We have prepared this information using the audited consolidated financial statements for the five-year period ended December 31, 2004. It is important that you read this data along with our consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. The selected financial data provided are not necessarily indicative of our future results of operations or financial performance.

(39)

	Year Ended December 31,
	2004	2003	2002(1)	2001(2)	2000
	(in thousands, except per share and per unit data)
Consolidated Income Statements Data:

Operating revenues	$35,837	$33,855	$12,106	$17,840	$17,134
Operating expenses	$23,571	$21,138	$11,250	$28,405	$9,530
Income (loss) before cumulative effect of change in accounting principle	$5,585	$7,664	$18,701	$(4,708)	$5,977
Net income (loss)	$5,585	$7,602	$18,701	$(4,708)	$5,977
Cumulative preferred stock dividend	$(572)	$(580)	$(585)	$(585)	$(585)
Net income (loss) available to common stockholders	$5,013	$7,022	$18,116	$(5,292)	$5,393

Net income (loss) per common share before cumulative effect of change in accounting principle
Basic	$0.20	$0.33	$0.88	$(0.26)	$0.26
Diluted	$0.20	$0.31	$0.79	$(0.26)	$0.25

Weighted average common stock and common stock equivalents outstanding
Basic	25,323	21,264	20,680	20,458	20,332
Diluted	28,402	24,175	23,549	20,458	23,465

Cash dividends - common stock	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data:

Total assets	$170,671	$118,343	$102,351	$41,760	$46,456
Total liabilities	$110,677	$57,111	$56,852	$15,446	$15,288
Long-term debt, less current maturities	$79,000	$39,750	$45,604	$9,600	$11,624
Total stockholders’ equity	$59,994	$61,232	$45,499	$26,314	$31,168

Consolidated Statement of Cash Flow Data:

Cash provided (used) by
Operating activities	$17,727	$19,465	$1,528	$13,383	$10,694
Investing activities	$(69,518)	$(15,494)	$(30,277)	$(11,357)	$(5,846)
Financing activities	$39,194	$1,595	$37,210	$(676)	$(4,123)

Operating Data:

Product Sales
Oil (Bbls)	729	629	131	138	165
Gas (Mcf)	2,690	3,356	2,670	3,266	2,822
BOE	1,177	1,188	576	682	635
Average sales price
Oil (per Bbl)	$39.05	$29.11	$24.59	$24.80	$28.88
Gas (per Mcf)	$5.85	$5.40	$3.33	$4.41	$4.38
Proved reserves
Oil (Bbls)	18,916	12,084	10,271	916	974
Gas (Mcf)	16,825	16,271	15,633	13,947	15,686

Present value of proved oil and gas reserves discounted at 10% (before estimated federal income taxes)	$266,250	$147,789	$122,934	$17,074	$90,950

Other Data:

Long-term leases (3)	$127,087	$130,043	$84,046	$53,851	$51,064
Operating cash flow (4)	$18,471	$19,310	$5,225	$11,569	$11,718

(40)

(1)	Results include a $31.0 million gain attributable to equity in income of First Permian, L.P. See Note 6 to the consolidated financial statements. Results also include noncash charges of $717,000 on the sale of Energen stock, $509,000 for the change in fair value of derivatives and $440,000 for the change in fair market value of our crude oil swaps.

(2)	Results include noncash charges of $2.2 million in the fiscal quarter ended September 30, 2001 and $14.6 million in the fourth quarter ended December 31, 2001, in each case related to the impairment of oil and natural gas properties incurred in 2001 and primarily a result of a decrease in year-end reserves and lower oil and natural gas prices.

(3)	Excludes our two field offices in Andrews and Snyder, Texas as the lease costs for these office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(4)	Defined as cash provided by operating activities before changes in operating assets and liabilities. Because of the exclusion of changes in assets and liabilities, this cash flow statistic is different from cash provided (used) by operating activities, as is disclosed under generally accepted accounting principles and is reconciled to operating cash flow as follows:

	2004	2003	2002	2001	2000
	(in thousands)
Cash provided by operating activities	$17,727	$19,465	$1,528	13,383	$10,694
Changes in operating assets and liabilities	744	(155)	3,697	(1,814)	1,024

Operating cash flow	$18,471	$19,310	$5,225	$11,569	$11,718

As compared to cash provided by operating activities, we believe operating cash flow is a better liquidity indicator for oil and natural gas producers because changes in assets and liabilities eliminates fluctuations related to the timing of cash receipts and disbursements which can vary from period-to-period because of conditions we cannot control.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist you in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2004. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes.

     The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see “Cautionary Statement Regarding Forward Looking Statements” on page (ii).

Overview and Strategy

     Our primary objective is to increase stockholder value of our common stock through increasing reserves, production, cash flow and earnings. We have shifted the balance of our investments from properties having high rates of production in early years to properties expected to produce more consistently over a longer term. We attempt to reduce our financial risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for exploitation and development drilling opportunities. Obtaining positions in long-lived oil and natural gas reserves will be given priority over properties that might provide

(41)

more cash flow in the early years of production, but which have shorter reserve lives. We also attempt to further reduce risk by emphasizing acquisition possibilities over high risk exploration projects.

     During the latter part of 2002, we reduced our emphasis on high risk exploration efforts and started focusing on established geologic trends where we can utilize the engineering, operational, financial and technical expertise of our entire staff. Although we anticipate participating in exploratory drilling activities in the future, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are important criteria in the execution of our business plan. In summary, our current business plan:

•	focuses on projects having less geological risk;

•	emphasizes exploitation and enhancement activities;

•	focuses on acquiring producing properties; and

•	expands the scope of operations by diversifying our exploratory and development efforts, both in and outside of our current areas of operation.

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

     The extent to which we are able to implement and follow through with our business plan will be influenced by:

•	the prices we receive for the oil and natural gas we produce;

•	the results of reprocessing and reinterpreting our 3-D seismic data;

•	the results of our drilling activities;

•	the costs of obtaining high quality field services;

•	our ability to find and consummate acquisition opportunities; and

•	our ability to negotiate and enter into work to earn arrangements, joint venture or other similar agreements on terms acceptable to us.

     Significant changes in the prices we receive for our oil and natural gas, or the occurrence of unanticipated events beyond our control may cause us to defer or deviate from our business plan, including the amounts we have budgeted for our activities.

(42)

Operating Performance

     Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and natural gas and our production volumes. The world price for oil has overall influence on the prices that we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Natural gas prices we receive are influenced by:

•	seasonal demand;

•	weather;

•	hurricane conditions in the Gulf of Mexico;

•	availability of pipeline transportation to end users;

•	proximity of our wells to major transportation pipeline infrastructures; and

•	world oil prices.

Additional factors influencing our overall operating performance include:

•	production expenses;

•	overhead requirements; and

•	costs of capital.

     Our oil and natural gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:

•	cash flow from operations;

•	sales of our equity securities;

•	bank borrowings; and

•	industry joint ventures.

     Depletion per BOE in 2004 was $7.05 versus $6.83 in 2003 and $10.52 in 2002. The increase per BOE in 2004 was a result of increased drilling costs and producing property acquisitions.

     Our oil and natural gas producing activities are accounted for using the full cost method of accounting. Under this accounting method, we capitalize all costs incurred in connection with the acquisition of oil and natural gas properties and the exploration for and development of oil

(43)

and natural gas reserves. See Note 3 to the consolidated financial statements. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling productive and non-productive wells, and overhead expenses directly related to land and property acquisition and exploration and development activities. Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless a disposition involves a material change in reserves, in which case the gain or loss is recognized.

     Depletion of the capitalized costs of oil and natural gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and natural gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and natural gas properties being depleted.

Results of Operations

     We changed our business model in 2002 from exploration on the Gulf Coast to acquisition and exploitation of long life assets in the Permian Basin. At the beginning of 2002, our reserves were approximately 3.2 million barrels of oil equivalent with a reserves to production ratio of approximately 4 to 1. Through the execution of this business model, our reserves at the end of 2004 were approximately 21.7 million barrels of oil equivalent with a reserves to production ratio of approximately 18.3 to 1. At the end of 2002, our production was 77% natural gas and 23% oil compared to 38% natural gas and 62% oil at the end of 2004. The production stream changed from short life Gulf coast natural gas to long life Permian Basin oil and has increased our lease operating expense primarily due to increased utilities and chemicals associated with the oil properties.

(44)

     The following table show selected data and operating income comparison for each of the three years ended December 31, 2004.

	Years Ended December 31,
	2004	2003	2002
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	729	629	131
Natural gas (Mcf)	2,690	3,356	2,670
BOE	1,177	1,188	576

Sales Price
Oil (per Bbl) (1)	$39.05	$29.11	$24.59
Natural gas (per Mcf)(1)	$5.85	$5.40	$3.33
BOE Price(1)	$37.55	$30.66	$21.03
BOE Price(2)	$30.45	$28.50	$21.03

Operating Revenues
Oil	$28,455	$18,300	$3,217
Oil hedges	(7,458)	(1,659)	—
Natural gas	15,735	18,121	8,889
Natural gas hedge	(895)	(907)	—

	$35,837	$33,855	$12,106

Operating Expenses
Lease operating expense	$7,373	$6,458	$2,081
Production taxes	2,108	1,946	796
General and administrative:
General and administrative	3,123	3,019	1,287
Public report ing	2,255	1,325	866
Depreciation and Depletion	8,712	8,390	6,220

	$23,571	$21,138	$11,250

Operating income	$12,266	$12,717	$856

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.

Critical Accounting Policies and Practices

     Full Cost and Impairment of Assets. We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Costs of non-producing properties, wells in process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. At the end of each quarter, the net capitalized costs of our oil and natural gas properties, as adjusted for asset retirement obligations, is limited to the lower of unamortized cost or a ceiling, based on the present value of estimated future net revenues, net of income tax effects, discounted at 10%, plus the lower of cost of fair market value of our unproved properties. Revenues are measured at unescalated oil and natural gas prices at the end of each quarter, with effect given to our cash

(45)

flow hedge positions. If the net capitalized costs of our oil and natural gas properties exceed the ceiling, we are subject to a ceiling test write-down to the extent of the excess. A ceiling test write-down is a non-cash charge to earnings. It reduces earnings and impacts stockholders’ equity in the period of occurrence and results in lower depreciation, depletion and amortization expense in future periods.

     The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices decline. If commodity prices deteriorate, it is possible that we could incur an impairment in future periods.

     Depletion. Provision for depletion of oil and natural gas properties, under the full cost method, is calculated using the unit of production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. Oil and natural gas properties included $9.5 million and $2.3 million for 2004 and 2003, respectively, for unproved properties not included in depletion. The cost of any impaired property is transferred to the balance of oil and natural gas properties being depleted.

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

     The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost ceiling writedown. At December 31, 2004, the excess of the ceiling over our capitalized costs was approximately $84.0 million. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of depreciation, depletion and amortization.

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

(46)

     Use of Estimates. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported assets, liabilities, expenses, and some narrative disclosures. Hydrocarbon reserves, future development costs and certain hydrocarbon production expense are the most critical estimates to our consolidated financial statements.

     Derivatives. The Financial Accounting Standards Board issued SFAS No. 133 and SFAS No. 138 requiring that all derivative instruments be recorded on the balance sheet at their respective fair values. We adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. For the periods prior to January 1, 2003, derivative contracts were not designated as hedges. Accordingly, the unrealized gains or losses were recorded in income. As of January 1, 2003 we designated costless collars, oil and gas swaps, and interest rate swaps as cash flow hedges. Accordingly, the effective portion of the unrealized gain or loss on cash flow hedges is recorded in other comprehensive income until the forecasted transaction occurs. We continued to record the unrealized loss on put positions outstanding in income during 2003. The purpose of our hedges is to provide a measure of stability in our oil and natural gas prices and interest rate payments and to manage exposure to commodity price and interest rate risk under existing sales contracts.

     Overhead Reimbursement — Joint Operations. As compensation for administration, supervision office services and warehousing cost, an operator may charge drilling and producing overhead costs based upon rates negotiated in the joint operating agreement.

     Overhead reimbursements charged to working interest owners for properties that we operate are treated as reductions in general and administrative expense for producing overhead. Capital costs were reduced by approximately $19,000 and $34,000 for 2004 and 2003, respectfully. General and administrative costs were reduced by approximately $324,000 and $123,000 for drilling and producing overhead reimbursements for 2004 and 2003, respectfully.

     Prior to 2003, overhead was recorded as other income. The amounts reimbursed to us for 2002 were $20,000.

     Incentive and Retention Plan. Parallel will account for the Plan under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5). Parallel has determined that the likelihood of the occurrence of a corporate transaction or change of control, as defined in the Plan, is possible, however, the ultimate liability to Parallel is not readily determinable because of the inability to predict Parallel’s stock price on the future date of any corporate transaction or change of control. Therefore, the terms and conditions of the Plan will be disclosed in Parallel’s consolidated financial statements, but no liability will be recorded until such time as a corporate transaction or a change of control occurs.

Years Ended December 31, 2004 and December 31, 2003

     Our oil and natural gas revenues and production product mix are displayed in the following table for the years ended December 31, 2004 and 2003.

(47)

Oil and Gas Revenues

	Revenues(1)		Production
	2004	2003	2004	2003
Oil (Bbls)	59%	49%	62%	53%
Natural gas (Mcf)	41%	51%	38%	47%

Total	100%	100%	100%	100%

(1) Includes hedge transactions

     The following table outlines the detail of our operating revenues for the following periods.

	Year Ended December 31		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	729	629	100	16%
Natural gas (Mcf)	2,690	3,356	(666)	(20)%
BOE	1,177	1,188	(11)	(1)%

Sales Price
Oil (per Bbl)(1)	$39.05	$29.11	$9.94	34%
Natural gas (per Mcf)(1)	$5.85	$5.40	$0.45	8%
BOE price(1)	$37.55	$30.66	$6.89	22%
BOE price(2)	$30.45	$28.50	$1.95	7%

Operating Revenues
Oil	$28,455	$18,300	$10,155	55%
Oil hedges	$(7,458)	$(1,659)	$(5,799)	(350)%
Natural gas	$15,735	$18,121	$(2,386)	(13)%
Natural gas hedges	$(895)	$(907)	$12	1%

Total	$35,837	$33,855	$1,982	6%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.

     Oil revenues, excluding hedges, increased $10.2 million or 55% for the year ended 2004 compared to 2003. Oil production volumes increased 16% attributable to re-stimulations and additional acquisitions in the Fullerton San Andres Field, acquisitions in the Carm-Ann San Andres Field/N. Means Queen Unit and the drilling of producing and injection wells on our Diamond M Property. The increase in oil production increased revenue approximately $3.9 million for 2004. Wellhead average realized crude oil prices increased $9.94 per Bbl or 34% to $39.05 per Bbl for 2004 compared to 2003. The increase in oil price increased revenue approximately $6.3 million for 2004.

(48)

     Natural gas revenues, excluding hedges, decreased $2.4 million or 13% for the year ended 2004 compared to 2003. Natural gas production volumes decreased 20% due to natural production declines in our south Texas Yegua/Frio and Cook Mountain projects. The decline in natural gas volumes decreased revenue approximately $3.6 million for 2004. Average realized wellhead natural gas prices increased 8% or $0.45 per Mcf to $5.85 per Mcf. The increase in natural gas prices had a positive effect on revenues of approximately $1.2 million for the period ending 2004.

     Losses on oil hedges increased $5.8 million or 350% for 2004 compared to 2003 due to the increase in oil prices. Natural gas hedge losses were $895,000 in 2004 compared to $907,000 in 2003. Although natural gas prices increased 8% in 2004, we had less natural gas volumes hedged for 2004. On a BOE basis, hedges accounted for a realized loss of $7.10 per BOE in 2004 compared to $2.16 per BOE in 2003.

     We have hedged certain oil and natural gas volumes (see Note 5 to Consolidated financial statements) to try and mitigate price changes in our oil and natural gas movements and to meet the requirements under our loan facility. Based upon our 2005 hedges currently in effect and if 2004 prices and volumes are held constant, a 10% increase in oil prices would have the effect of increasing oil revenues in fiscal 2005 by $1.9 million. Using the same parameters, a 10% decrease in oil prices would have an effect of an increase of approximately $1.6 million for 2005. At the end of 2004, in association with our property acquisitions, we hedged additional oil volumes for 2005 thru 2008, thereby increasing the average price hedged over 2004. This is the reason a decrease in oil prices can have a positive effect on this comparison. Based upon our 2005 hedges currently in effect and if 2004 prices and volumes are held constant, a 10% increase in gas prices would have the effect of increasing gas revenues in fiscal 2005 by $2.2 million. Using the same parameters, a 10% decrease in gas prices would have an effect of a decrease of approximately $765,000 for 2005.

Cost and Expenses

	Year Ended December 31,		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
		(dollars in thousands)
Lease operating expense	$7,373	$6,458	$915	14%
Production taxes	2,108	1,946	162	8%
General and administrative:
General and administrative	3,123	3,019	104	3%
Public reporting	2,255	1,325	930	70%

Total general and administrative	5,378	4,344	1,034	24%

Depreciation and depletion	8,712	8,390	322	4%

Total	$23,571	$21,138	$2,433	12%

     Lease operating expense increased 14% or $915,000 compared to 2003. During 2004, 62% of our production was crude oil compared to 53% in 2003. The change in our business plan to long-life assets which influenced our purchase of assets in the west Texas Fullerton, Carm-Ann and work-to-earn agreement at Diamond M has shifted our production and reserves away from a natural gas base to a crude oil base. This shift has increased the lease operating expense due to the mechanical operations and utilities required to produce oil properties compared to

(49)

natural gas properties. Lifting costs were $8.06 per BOE in 2004 compared to $7.07 per BOE in 2003 on a BOE basis. As we continue to exploit and develop our long-life Permian Basin oil properties (Fullerton, Carm-Ann and Diamond M), we expect that lifting costs will continue around the same level or decline due to increased activity. The lifting costs are also expected to be reduced by the development of natural gas properties in south Texas, Barnett Shale and New Mexico.

     Production taxes increased 8% or $162,000 in 2004, associated with a net wellhead increase in revenues of $7.8 million. Production taxes in future periods will be a function of product mix, production volumes and product prices.

     General and administrative in total increased 24% or $1.0 million in 2004 compared to 2003. Included in our total general and administrative costs is public reporting cost which increased 70% or $930,000 for 2004. The increase in public reporting cost was attributable to audit costs associated with the change of auditors at the end of 2003 and increased legal costs and costs attributable to the work on our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 or “SOX 404”. The SOX 404 costs have been a significant portion of the increase in our public reporting costs and we expect SOX 404 costs to continue into 2005. General and administrative expenses capitalized to the full cost pool were $1.1 million for 2004 compared to $900,000 for 2003. On a BOE basis, general and administrative costs were $2.65 per BOE in 2004 compared to $2.54 per BOE in 2003, while public reporting costs were $1.92 per BOE and $1.12 per BOE for the same period. General and administrative expenses will increase in 2005 in association with reporting requirements and operational support of current and new acquisitions.

     Depreciation and depletion expense increased 4% or $322,000 for 2004 compared to 2003. Depletion per BOE was $7.05 for 2004 and $6.83 for 2003. This increase is attributable to increased drilling costs and producing property purchases. Depreciation expense increased with the cost of a new accounting and production system in 2004. Depletion costs are highly correlated with production volumes and capital expenditures. Fiscal year 2005 depletion costs will increase with increased production volumes.

     Other income (expense)

	Year Ended December 31,		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
		(dollars in thousands)
Change in fair market value of derivatives	$—	$(22)	$22	—
Gain (loss) on ineffective portion of hedges	(945)	191	(1,136)	(595)%
Interest and other income	189	116	73	63%
Interest expense	(2,732)	(2,048)	(684)	(33)%
Other expense	(324)	(259)	(65)	(25)%

Total	$(3,812)	$(2,022)	$(1,790)	(89)%

     The loss associated with the ineffective portion of our hedges increased $1.1 million or 595% for 2004 compared to 2003. Additional crude oil hedge positions were added following our Fullerton acquisition of additional interest and the Carm-Ann acquisition. After entering into

(50)

these additional hedge positions, commodity prices increased dramatically and resulted in an ineffective portion to be recorded in other expense. The ineffective gain or loss may increase or decrease until settlement of these contracts. Interest and other income increased with increased interest income and other non-recurring income. Interest expense increased with the increase of debt from approximately $40.0 million to $79.0 million in 2004 along with an increase of our loan interest rate from 4.50% to 7.25% later in 2004. Other expense increased in 2004 associated with legal, accounting and related costs associated with an aborted high yield debt offering. If interest rates remain at current levels, interest expense will decrease for 2005 as a result of applying the $28.0 million in net proceeds from our February 2005 equity offering to the repayment of a portion of our existing bank debt.

     Income tax expense was $2.9 million in 2004 compared to $3.0 million in 2003. 2003 included a reduction of $900,000 for state income tax. Income tax expense for 2005 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.

     We had basic net earnings per share of $.20 and $.33 and diluted earnings per share of $.20 and $.31 for 2004 and 2003, respectively. Basic weighted average common shares outstanding increased from 21.3 million shares in 2003 to 25.3 million shares in 2004. Diluted weighted average common shares increased from 24.2 million shares in 2003 to 28.4 million shares in 2004. The increase in common shares is due to the private placement of 4.0 million shares in late December 2003 and stock option exercised in 2004.

Years Ended December 31, 2003 and December 31, 2002

     Our oil and natural gas revenues and production mix are displayed in the following table for the years ended December 31, 2003 and 2002.

     Oil and Gas Revenues

	Revenues (1)		Production
	2003	2002	2003	2002
Oil (Bbls)	49%	27%	53%	23%
Natural gas (Mcf)	51%	73%	47%	77%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions

(51)

     The following table summarizes, on a per unit basis, our production volumes and sales prices for the fiscal years ended December 31, 2003 and 2002, and our total operating revenues for these same periods.

	Year Ended December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls )	629	131	498	380%
Natural gas (Mcf)	3,356	2,670	686	26%
BOE	1,188	576	612	106%
Sales Price
Oil (per Bbl)(1)	$29.11	$24.59	$4.52	18%
Natural gas (per Mcf) (1)	$5.40	$3.33	$2.07	62%
BOE price (1)	$30.66	$21.03	$9.63	46%
BOE price (2)	$28.50	$21.03	$7.47	36%
Operating Revenues
Oil	$18,300	$3,217	$15,083	469%
Oil hedges	$(1,659)	$—	$(1,659)	—
Natural gas	$18,121	$8,889	$9,232	104%
Natural gas hedges	$(907)	$—	$(907)	—

Total	$33,855	$12,106	$21,749	180%

(1) Excludes hedge transactions.

(2) Includes hedge transactions. We did not apply hedge accounting in 2002.

     Oil revenues, excluding hedges, increased $15.1 million or 469% for the year ended 2003 compared to 2002. Oil production volumes increased 380% attributable to the Fullerton producing property purchase in December 2002. The increase in oil production increased revenue approximately $12.3 million or 469% for 2003. Realized crude oil prices increased $4.52 or 18% to $29.11 for 2003 compared to 2002. The increase in oil price increased revenue approximately $2.8 million for 2003.

     Natural gas revenues, excluding hedges, increased $9.2 million or 104% for the year ended 2003 compared to 2002. Natural gas production volumes increased 26% due to two additional wells drilled in 2003 in the Cook Mountain along with a full year’s production on the Murphy #1. The increase in natural gas volumes increased revenues approximately $2.3 million for 2003. Average realized wellhead natural gas prices increased 62% or $2.07 to $5.40 per Mcf. The increase in natural gas prices had a positive effect on revenues of approximately $6.9 million for the period ending 2003.

     Losses on oil and natural gas hedges were $1.7 million and $900,000 respectively for 2003. In 2003, we adopted cash flow hedge accounting which allows us to record changes in fair value of contracts designated as cash flow hedges through other comprehensive income until realized. When realized, we reflect the gain or loss on commodity derivatives designed as cash flow hedges in oil and gas revenue. On a BOE basis, hedges accounted for a realized loss of $2.16 per BOE in 2003.

(52)

Cost and Expenses

	Year Ended December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)
		(dollars in thousands)
Lease operating expense	$6,458	$2,081	$4,377	210%
Production taxes	1,946	796	1,150	144%
General and administrative:
General and administrative	3,019	1,287	1,732	135%
Public reporting	1,325	866	459	53%

Total general and administrative	4,344	2,153	2,191	102%

Depreciation and depletion	8,390	6,220	2,170	35%

Total	$21,138	$11,250	$9,888	88%

     Lease operating expense increased 210% or $4.4 million in 2003 compared to 2002. Fiscal year 2003 was the first full year of our new business plan of long life oil assets compared to short-life natural gas projects. The oil production percentage increased from 23% in 2002 to 53% in 2003. Our lease operating expense increased with increased costs on mechanical operations and utilities on the waterfloods on the Fullerton and Diamond M properties. Lifting costs were $7.07 per BOE in 2003 compared to $5.00 per BOE in 2002.

     Production taxes increased $1.2 million or 144% associated with a wellhead increase in revenue of $24.3 million.

     General and administrative in total increased 102% or $2.2 million in 2003 compared to 2002. Our new business plan was implemented in June 2002. Fiscal year 2003 was the first full year with the general and administrative costs, primarily personnel and office space, required for our business plan implementation. Public reporting cost increased $459,000 or 53% with increased legal expense, audit expense related to property acquisitions, increased expenses associated with our recent equity offering and attendance at industry conferences. General and administrative expenses associated with capital projects was $900,000 for 2003 compared to $1.3 million for 2002. On a BOE basis, general and administrative costs were $2.54 per BOE and $2.23 per BOE for 2003 and 2002, respectively. Public reporting costs were $1.12 per BOE for 2003 and $1.50 per BOE for 2002.

     Depreciation and depletion expense increased 35% or $2.2 million for 2003 compared to 2002. Our depletion rate decreased $3.69 per BOE to $6.83 in 2003. The rate decrease was attributable to the calculated depletion rate derived from the reserves and purchase price of the Fullerton assets being less than our prevailing rate prior to the purchase. Although the total depletion rate declined, depletion expense increased with a 106% increase in BOE production volumes.

(53)

Other income (expense)

	Year Ended December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)
	(dollars in thousands)
Equity in income of First Permian, L.P.	$—	$31,044	(31,044)	—
Incentive awards attributable to the sale of First Permian, L.P.	—	(1,382)	1,382	—
Loss on sale of marketable securities	—	(717)	717	—
Change in fair market value of derivatives	(22)	(948)	926	98%
Gain (loss) on ineffective portion of hedges	191	—	191	—
Interest and other income	116	93	23	25%
Dividend income	—	371	(371)	—
Interest expense	(2,048)	(601)	(1,447)	(241)%
Other expense	(259)	(332)	73	22%

Total	$(2,022)	$27,528	$(29,550)	(107)%

     The equity in income of First Permian, L.P., (see Note 6 to the consolidated financial statements) is where First Permian, L.P. sold all of its oil and gas properties on April 8, 2002. Parallel was the owner of a 30.675% in First Permian, we received our prorata share of the net sales proceeds, or $5.5 million in cash and 933,589 shares of common stock of Energen Corporation. Our prorata share of the net income and distributions for 2002 was $31.0 million. The incentive awards attributable to the sale of First Permian, L.P. of $1.4 million reflects bonus payments made to certain officers and employees in 2002 as a result of First Permian’s sale of all of its assets. We recognized a loss on sale of marketable securities for 2002 in the amount of $717,000, which resulted from our sales of 933,589 shares, all our investment of Energen common stock. The loss represents the difference in Energen’s stock price of $27.40 per share at the time of the First Permian sale and our realized net price of approximately $26.63 per share.

     We recognized a loss of approximately $22,000 in the change in fair market value of derivatives for 2003 compared to a loss of $948,000 for 2002. The $22,000 loss in 2003 was attributable to the expiration of put options not designated as cash flow hedges. The decrease from 2002 to 2003 is primarily due to our adopting cash flow hedge accounting which allows us to record changes in fair value of contracts designated as cash flow hedges through other comprehensive income until realized. When realized, we reflect the gain or loss on commodity derivatives designated as cash flow hedges in revenue (see Note 5 to the consolidated financial statements).

     The gain on the ineffective portion of the hedges was $191,000 in 2003. We did not have any gain or loss on ineffective portion of the hedges in 2002 since we did not use hedge accounting.

     Dividend income in 2002 included dividends received by Parallel for the Energen stock held during the year. All of our Energen stock was sold in 2002; therefore no dividends were received in 2003.

(54)

     Interest expense increased $1.4 million or 241% in 2003. Our outstanding debt increased with the Fullerton acquisition in December 2002 requiring larger interest payments during 2003.

     Income tax expense was $3.0 million in 2003 compared to $9.7 million in 2002. Income before taxes was $10.7 million in 2003 compared to $28.4 million in 2002 which correlates with the reduction in income tax expense.

     We had basic net earnings per share of $.33 and $.88 and diluted earnings per share of $.31 and $.79 for 2003 and 2002 respectively. Basic weighted average common shares outstanding increased from 20.7 million shares in 2002 to 21.3 million shares in 2003. Diluted weighted average common shares increased from 23.5 million shares in 2002 to 24.2 million shares in 2003. The increase in average common shares is due to the 454,545 common shares issued in conjunction with the Fullerton acquisition and stock options exercised for 2003.

Capital Resources and Liquidity

     Our capital resources consist primarily of cash flows from our oil and natural gas properties, bank borrowings supported by our oil and natural gas reserves and completed equity offerings. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce.

     Working capital decreased 95% or $15.6 million as of December 31, 2004 compared with December 31, 2003. Current assets exceeded current liabilities by $800,000 at December 31, 2004. The working capital decrease was primarily due to the decrease in available cash used for debt reduction and capital requirements, increased accounts payable and the increase in derivative obligations.

     The following table summarizes our cash flows from operating, investing and financing activities:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Operating activities	$17,727	$19,465	$1,528

Investing activities	$(69,518)	$(15,494)	$(30,277)

Financing activities	$39,194	$1,595	$37,210

     Cash from operating activities in 2004 decreased $2.0 million over 2003 due to natural production declines in our south Texas gas properties and increased hedge losses with increased commodity prices. These movements are partially offset by oil production in our Permian Basin properties and in commodity prices. Investing and financing activities increased in 2004 compared to 2003 primarily as a result of additional interests acquired in our Fullerton property and the Carm-Ann acquisition in 2004.

(55)

     Cash provided from operating activities in 2003 increased $17.9 million over 2002 largely due to increased operating income from the Fullerton acquisition, increased production in the Cook Mountain Gas project and increased sales prices in 2003. Investing and financing activities decreased in 2003 compared to 2002 primarily as a result of the Fullerton acquisition in 2002. These declines were partially offset by proceeds from the First Permian asset sale also recorded in 2002.

     We incurred property additions of $67.9 million for the period ended December 31, 2004, primarily due to our net property acquisitions of $37.4 million, leasehold acquisition, development, and enhancement activities. Also added to our property basis were asset retirement costs of $338,000 for SFAS 143 (see Note 4). The property acquisitions, development and enhancement activities were financed by the utilization of cash flows provided by operations and our credit facility.

     As of March 1, 2005 the amount available under our universal shelf registration statement filed with the Securities and Exchange Commission for the offer and sale, from time to time, of Parallel debt and equity securities totaled approximately $69.7 million.

     Based on our projected oil and natural gas revenues and related expenses, available bank borrowings and completed equity offering, we believe that we will have sufficient capital resources to fund normal operations and capital requirements, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends. We continually review and consider alternative methods of funding.

     Bank Borrowings

     On September 27, 2004, we entered into a Second Amended and Restated Credit Agreement (or the “Credit Agreement”) with First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank.

     The Credit Agreement provides for a revolving credit facility which means that we can borrow, repay and reborrow funds drawn under the credit facility. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $200.0 million or the “borrowing base” established by our lenders. At March 1, 2005 our borrowing base was $89.3 million. The principal amount outstanding under the credit facility at December 31, 2004 was $79.0 million, excluding $350,000 reserved for our letters of credit. The amount of the borrowing base is based primarily upon the estimated value of our oil and gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the principal of the note in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

     Loans made to us under this credit facility bears interest at First American Bank’s base rate or the LIBOR rate, at our election. Generally, First American Bank’s base rate is equal to the sum of (a) the prime rate published in the Wall Street Journal, and (b) if the principal amount

(56)

outstanding is equal to or greater than 85% of the borrowing base established by the lenders, a margin of 2.00%.

     The LIBOR rate is generally equal to the sum of (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered on one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.25% to 4.75%, depending upon the outstanding principal amount of the loans. If the principal amount outstanding is equal to or greater than 85% of the borrowing base established by the lenders, the margin is 4.75%. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, but less than 85% of the borrowing base, the margin is 2.75%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.25%.

     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.50%. At December 31, 2004, our interest rate was 7.25% on $5.0 million; 6.73% on $55.0 million; and 7.29% on $19.0 million. We obtain different interest rates on bank base rates and on each LIBOR tranche.

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

     Parallel’s obligations to the lenders are secured by substantially all of its oil and gas properties.

     All outstanding principal under the revolving credit facility is due and payable on December 20, 2008. The maturity date of our outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Credit Agreement.

     The Credit Agreement contains various restrictive covenants and compliance requirements as follows:

•	at the end of each quarter, a current ratio (as defined in the credit agreement) of at least 1.1 to 1.0;

•	for each period (as calculated in the Credit Agreement) ending on December 31, March 31, June 30 and September 30, a funded debt ratio (as defined in the Credit

(57)

     Agreement) of not more than 3.70, 3.60 and 3.50, respectively, for December 31, 2004, 2005, 2006 and 2007; and

•	at all times, adjusted consolidated net worth (as defined in the Credit Agreement) of at least (a) $50.0 million, plus (b) seventy-five percent (75%) of the net proceeds from any equity securities issued by Parallel, plus (c) fifty percent (50%) of consolidated net income for each fiscal quarter, if positive, and zero percent (0%) if negative.

     As of December 31, 2004, we were in compliance with our bank covenants.

     The Credit Agreement also contains restrictions on all retained earnings and net income for payment of dividends on common stock.

     Under the Credit Agreement, Parallel and its subsidiaries also entered into a separate commitment letter with the lenders. Under the commitment letter, the lenders made available an additional $20.5 million under the Credit Agreement for Parallel’s completion of the purchase of oil and gas properties from third parties.

     If we have borrowing capacity under our Credit Agreement, we intend to borrow, repay and reborrow under the revolving credit facility from time to time as necessary, subject to borrowing base limitations, to fund:

•	interpretation and processing of 3-D seismic survey data;

•	lease acquisitions and drilling activities;

•	acquisitions of producing properties or companies owning producing properties; and,

•	general corporate purposes.

Preferred Stock

     At December 31, 2004 we had 950,000 shares of 6% convertible preferred stock outstanding. The preferred stock:

•	required us to pay dividends of $.60 per annum, semi-annually on June 15 and December 15 of each year;

•	is convertible into common stock at any time, at the option of the holder, into 2.8751 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events;

•	is redeemable at our option, in whole in part, for $10 per share, plus accrued dividends;

•	has no voting rights, except as required by applicable law, and except that as long as any shares of preferred stock remain outstanding, the holders of a majority of the

(58)

outstanding shares of the preferred stock may vote on any proposal to change any provision of the preferred stock which materially and adversely affects the rights, preferences or privileges of the preferred stock;

•	is senior to the common stock with respect to dividends and on liquidation, dissolution or winding up of Parallel;

•	has a liquidation value of $10 per share, plus accrued and unpaid dividends.

Commodity Price Risk Management Transactions

     For the year ended December 31, 2002, we used mark-to-market accounting for all our derivative contracts. As of January 1, 2003 we designated the costless collars, oil and natural gas swaps and interest rate swaps as cash flow hedges under the provisions of SFAS 133, as amended. We continued mark-to-market accounting for our put positions. The purpose of our hedges is to provide a measure of stability in our oil and natural gas prices and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and natural gas prices and a fixed interest rate for certain notional amounts.

     Under cash flow hedge accounting, the quarterly change in the fair value of the commodity derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to revenue in the period the production is sold. Ineffective portions of cash flow hedges (changes in realized prices that do not match the changes in the hedge price) are recognized in other expense as they occur. While the cash flow hedge contract is open, the ineffective gain or loss many increase or decrease until settlement of the contract.

     Under cash flow hedge accounting for interest rate, the quarterly change in the fair value of the derivative is recorded in stockholders’ equity as other comprehensive income (loss). The gain or loss is transferred, on a contract basis, to interest expense as the interest accrues. Ineffective portions of cash flow hedges are recognized in other expense as they occur.

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

     For additional information about our price risk management transactions, see Item 7A of this Annual Report on Form 10-K, beginning on page 63.

Future Capital Requirements

     Our capital expenditure budget for 2005 is approximately $43.7 million and is highly dependent on future oil and natural gas prices and the availability of funding. These expenditures will be governed by the following factors:

(59)

•	internally generated cash flows;

•	availability of borrowing under our revolving credit facility;

•	additional sources of funding; and

•	future drilling successes.

     In 2004, we have focused on drilling lower risk natural gas prospects that could have a meaningful effect on our reserve base and cash flows. In selected cases, we may elect to reduce our interest in higher risk, higher impact projects. We may also sell certain non-core producing properties to raise funds for capital expenditures.

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

     The following table is a summary of significant contractual obligations:

	Obligation Due in Period
						After 5
Contractual Cash Obligations	2005	2006	2007	2008	2009	years	Total
				(in thousands)
Revolving Credit Facility (secured)	$—	$—	$—	$79,000	$—	$—	$79,000

Office Lease (Dinero Plaza)	157	105	—	—	—	—	262

Andrews and Snyder Field Offices	23	23	23	14	14	(1)	97

Preferred Stock Dividend	570	570	570	570	570	(2)	2,850

Asset retirement obligations(3)	150	58	222	41	146	1,515	2,132

Derivative Obligations	7,965	5,270	2,208	2,048	—	—	17,491

Total	$8,865	$6,026	$3,023	$81,673	$730	$998	$101,832

(1)	The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working interest owner in the Diamond “M” project. The Andrews field office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(2)	Payments of preferred dividends so long as preferred stock remains outstanding and not converted.

(3)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.

(60)

     Deferred taxes are not included in the table above. The utilization of net operating loss carryforwards combined with our plans for development and acquisitions may offset any major cash outflows. However, the ultimate timing of the settlements cannot be precisely determined.

     In addition to our principal payment obligations under the revolving credit facility payment noted in the table above, we are subject to interest payments on such indebtedness. See Note 7 to the consolidated financial statements.

     We have no off-balance sheet financing arrangements or any unconsolidated special purpose entities.

     Outlook

     The oil and natural gas industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of oil and natural gas reserves. Historically, our capital expenditures have been financed primarily with:

•	internally generated cash from operations;

•	proceeds from bank borrowings; and

•	proceeds from sales of equity securities.

     The continued availability of these capital sources depends upon a number of variables, including:

•	our proved reserves;

•	the volumes of oil and natural gas we produce from existing wells;

•	the prices at which we sell oil and natural gas; and

•	our ability to acquire, locate and produce new reserves.

     Each of these variables materially affects our borrowing capacity. We may from time to time seek additional financing in the form of:

•	increased bank borrowings;

•	sales of Parallel’s securities;

•	sales of non-core properties; or

•	other forms of financing.

(61)

     We do not have agreements for any future financing and there can be no assurance as to the availability or terms of any such financing.

Inflation

     Our drilling costs have escalated and we would expect this trend to continue, but our commodity prices have also increased at the same time.

Recent Accounting Pronouncements

     In September 2004, the Securities and Exchange Commission issued “Staff Accounting Bulletin No. 106” (SAB No. 106). SAB No. 106 applies to companies using the full cost method of accounting for oil and gas properties and equipment costs, such as Parallel. SAB No. 106 affected the way in which we calculate our full cost ceiling limitation (Parallel excluded asset retirement costs related to proved developed properties in the calculation of the ceiling) and the way we calculated depletion on our gas properties (only asset retirement costs for new recompletions and new wells will be included in calculating depletion rates). Parallel adopted SAB No. 106 on October 1, 2004.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123(R) will be effective for Parallel beginning July 1, 2005. We do not expect SFAS No. 123(R) to have a material impact on its results of operations.

     In December 2004, the FASB issued FASB Staff Position FAS 109-1, “Application on FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 clarifies how to apply Statement No. 109 to the new law’s tax deduction for income attributable to “Domestic production activities.” We are currently evaluating the impact of the new law.

Effects of Derivative Instruments

     For the year ended December 31, 2002, we used mark-to-market accounting for all our derivative contracts. As of January 1, 2003 we designated the costless collars, oil and natural gas swaps and interest rate swaps as cash flow hedges under the provisions of SFAS 133, as amended. We continued mark-to-market accounting for our put positions. The purpose of our hedges is to provide a measure of stability in our oil and natural gas prices and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and natural gas prices and fixed interest rates.

     Under cash flow hedge accounting, the quarterly change in the fair value of the derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to earnings when the production is sold. Ineffective portions of cash flow hedges (changes in realized prices that do not match the changes in the hedge price) are recognized in other expense as they occur. While the cash flow hedge contract is open, the ineffective gain or loss many increase or decrease until settlement of the contract.

(62)

     We are exposed to credit risk in the event of nonperformance by the counterparty in its derivative instruments. However, we periodically assess the creditworthiness of the counterparty to mitigate this credit risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following quantitative and qualitative information is provided about market risks and derivative instruments to which Parallel was a party at December 31, 2004, and from which Parallel may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.

Interest Rate Sensitivity as of December 31, 2004

     Our only financial instrument sensitive to changes in interest rates is our bank debt. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in December, 2004. You should read Note 7 to the consolidated financial statements for further discussion of our debt that is sensitive to interest rates.

	2005	2006	2007	2008	2009	Total
			(dollars in thousands)
Variable rate debt	$—	$—	$—	$79,000	$—	$79,000

Revolving Facility (secured)	7.25%	7.25%	7.25%	7.25%	—	—
Average interest rate

     At December 31, 2004, we had bank loans in the amount of approximately $79.0 million outstanding at an average interest rate of 7.25%. Borrowings under our credit facility bear interest, at our election, at (i) the bank’s base rate or (ii) the libor rate, plus libor margin, but in no event less than 4.50%. As a result, our annual interest cost in 2004 will fluctuate based on short-term interest rates. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

     Under our credit facility, we may elect an interest rate based upon the agent lender’s base lending rate, or the libor rate, plus a margin ranging from 2.25% to 2.75% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%.

(63)

     As of December 31, 2004, we had entered into fixed interest rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contract. The effect of the swap is that we converted our variable rate debt into fixed rate debt. We will receive variable interest rates as described previously and pay fixed rates as shown in the table below.

	Notional
Period of Time	Amounts	Fixed Interest Rates
	$ in millions
January 1, 2005 thru December 31, 2005	$50	3.36%

January 1, 2006 thru December 31, 2006	$50	3.82%

January 1, 2007 thru December 31, 2007	$50	4.30%

January 1, 2008 thru December 30, 2008	$50	4.74%

Commodity Price Sensitivity as of December 31, 2004

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $26.76 per barrel to a high of $52.82 per barrel during 2004. Natural gas prices we received during 2004 ranged from a low of $2.31 per Mcf to a high of $8.79 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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

     Costless Collar. Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount we will receive for the oil or natural gas hedged. Calls are sold to offset or reduce the premium paid for buying the put. We have entered into costless Houston ship channel gas collars and west Texas intermediate light sweet crude oil collars.

(64)

A recap for the period of time, number of MMBtu’s and natural gas prices is as follows:

					Houston Ship Channel
	Barrels of	Ny Mex oil prices		MMBtu of	gas prices
Period of Time	Oil	Floor	Cap	Natural Gas	Floor	Cap
April 1, 2005 thru October 31, 2005	—	$—	$—	428,000	$5.00	$7.26

January 1, 2005 thru December 31, 2005	73,000	$36.00	$49.60	—	$—	$—

January 1, 2006 thru December 31, 2006	70,800	$35.00	$44.00	—	$—	$—

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

     We have entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu’s, number of barrels, and swap prices are as follows:

	Barrels			Houston Ship
	of	Nymex Oil	MMBtu of	Channel
Period of Time	Oil	Swap Price	Natural Gas	Gas Swap Price
January 1, 2005 thru December 31, 2005	620,500	$30.19	—	$—

January 1, 2005 thru March 31, 2005	—	$—	180,000	$4.705

January 1, 2006 thru December 20, 2006	448,000	$28.46	—	$—

January 1, 2007 thru December 31, 2007	474,500	$34.36	—	$—

January 1, 2008 thru December 31, 2008	439,200	$33.37	—	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Parallel’s consolidated financial statements and supplementary financial data are included in this report beginning on page F-1.

(65)

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

     KPMG’s audit reports on our consolidated financial statements for the two fiscal years ended December 31, 2001 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two fiscal years ended December 31, 2001 and December 31, 2002 and the period from January 1, 2003 through December 2, 2003, there were no disagreements between Parallel and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG would have caused it to make reference to the subject matter of the disagreement in connection with its report on the consolidated financial statements for that period, nor have there been any reportable events as defined under Item 304(a)(1)(v) of regulation S-K during such period.

     We provided KPMG with a copy of our Current Report on Form 8-K, dated December 2, 2003 and filed with the SEC on December 9, 2003, reporting KPMG’s resignation. We requested that KPMG furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements we made in our Form 8-K Report and, if not, stating the respects in which it did not agree. KPMG’s letter, filed as an exhibit to the Form 8-K Report, expressed agreement with our statements.

Engagement of BDO Seidman, LLP

     Effective January 20, 2004, we engaged BDO Seidman, LLP as the principal accountant to audit our consolidated financial statements. The decision to engage BDO Seidman was recommended and approved by the Audit Committee of our Board of Directors.

     During the two fiscal years ended December 31, 2001 and December 31, 2002 and during any subsequent interim period, BDO Seidman was not engaged as either the principal accountant to audit our consolidated financial statements or as an independent accountant to audit a significant subsidiary and on whom the principal accountant was expected to express reliance on its report. In addition, during the two most recent fiscal years and during any subsequent interim period prior to engaging BDO Seidman, neither we, nor anyone on our behalf consulted BDO Seidman regarding (a) either the application of accounting principles to a specified transaction,

(66)

either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report was provided to us and no oral advice was provided to us by BDO Seidman which was considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; and (b) there was no matter that was a subject of disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in paragraph 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We use certain disclosure controls and procedures to help ensure that information we are required to disclose in reports that we file with the Securities and Exchange Commission is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods specified by the SEC. As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by Larry C. Oldham, our President and Chief Executive Officer (principal executive officer), and Steven D. Foster, our Chief Financial Officer (principal financial officer). Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K, for their intended purposes.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2004) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

     Management of Parallel is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

     Parallel’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Parallel’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Parallel; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Parallel are being made only in accordance with authorizations of management and Board of Directors of Parallel and, (3) provide reasonable assurance regarding

(67)

prevention or timely detection of unauthorized acquisition, use, or disposition of Parallel’s assets that could have a material effect on the consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     Management assessed the effectiveness of Parallel’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of this assessment, management determined that Parallel’s internal control over financial reporting as of December 31, 2004 is effective, based on those criteria.

     BDO Seidman, LLP, the independent registered public accounting firm who also audited Parallel’s consolidated financial statements, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Parallel Petroleum Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Parallel Petroleum Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

(68)

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years then ended of the Company and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Houston, Texas
February 28, 2005

ITEM 9B. OTHER INFORMATION

     None.

(69)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors and executive officers of Parallel at March 1, 2005 are as follows:

Name	Age	Since	Position with Company
Thomas R. Cambridge(1)	69	1985	Chairman of the Board of Directors
Larry C. Oldham(1)	51	1979	Director, President and Chief Executive Officer
Dewayne E. Chitwood (2)(3)(4)	68	2000	Director
Martin B. Oring(1)(2)(3)(4)	59	2001	Director
Ray M. Poage(1)(2)(3)(4)	57	2003	Director
Jeffrey G. Shrader(1)(2)(4)	54	2001	Director
Donald E. Tiffin	47	—	Chief Operating Officer
Eric A. Bayley	56	—	Vice President of Corporate Engineering
John S. Rutherford	45	—	Vice President of Land and Administration
Steven D. Foster	49	—	Chief Financial Officer

(1)	Member of Hedging and Acquisition Committee

(2)	Member of Compensation Committee

(3)	Member of Audit Committee

(4)	Member of Corporate Governance and Nominating Committee

     Thomas R. Cambridge, age 69, is the Chairman of the Board of Directors of Parallel. He is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such activities have been carried out through Cambridge Production, Inc., a Texas corporation, and Cambridge Partnership, Ltd., a Texas limited partnership. Mr. Cambridge has served as a Director of Parallel since February 1985 and as Chairman of the Board since October, 1985; as President during the period from October, 1985 to October, 1994 and as Chief Executive Officer from October, 1985 to January, 2004. He received a Bachelors degree in geology from the University of Nebraska in 1958 and a Masters of Science degree in 1960.

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

(70)

     Mr. Chitwood is president, chief executive officer and a manager of Wes-Tex Holdings, LLC, the general partner of Wes-Tex Drilling Company, L.P., a partnership engaged in oil and natural gas exploration and production. During the five-year period preceding Mr. Chitwood’s association with Wes-Tex in 1997, he was an owner and founder of CBS Insurance L.P., a general insurance agency.

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

     Mr. Poage was employed by KPMG LLP from 1972 until June 2002 when he retired. Mr. Poage’s responsibilities included supervising and managing both audit and tax professionals and providing services, primarily in the area of taxation, to private and publicly held companies engaged in the oil and natural gas industry. He is a Certified Financial Planner and member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. At March 1, 2004 Mr. Poage was Chairman of the Audit Committee of the Board of Directors of Parallel.

     Mr. Shrader has been a shareholder in the law firm of Sprouse Shrader Smith, Amarillo, Texas, since January, 1993. He has also served as a director of Hastings Entertainment, Inc. since 1992. At March 1, 2004 Mr. Shrader was Chairman of the Compensation Committee of the Board of Directors of Parallel.

     Mr. Tiffin served as Vice President of Business Development from June, 2002 until January 1, 2004 when he became the Chief Operating Officer. From August, 1999 until May, 2002, Mr. Tiffin served as General Manager of First Permian, L.P. and from July, 1993 to July, 1999, Mr. Tiffin was the Drilling and Production Manager in the Midland, Texas office of Fina Oil and Chemical Company. Mr. Tiffin graduated from the University of Oklahoma in 1979 with a Bachelor of Science degree in Petroleum Engineering.

     Mr. Bayley has been Vice President of Corporate Engineering since July, 2001. From October, 1993 until July, 2001, Mr. Bayley was employed by Parallel as Manager of Engineering. From December, 1990 to October, 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to Parallel. Mr. Bayley graduated from Texas A&M University in 1978 with a Bachelor of Science degree in Petroleum Engineering. He graduated from the University of Texas of the Permian Basin in 1984 with a Master’s of Business Administration degree.

     Mr. Rutherford has been Vice President of Land and Administration of Parallel since July, 2001. From October 1993 until July, 2001, Mr. Rutherford was employed as Manager of Land/Administration. From May, 1991 to October, 1993, Mr. Rutherford served as a consultant to Parallel, devoting substantially all of his time to Parallel’s business. Mr. Rutherford graduated from Oral Roberts University in 1982 with a degree in Education, and in 1986 he graduated from Baylor University with a Master’s degree in Business Administration.

(71)

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

     Officers are appointed annually by the Board of Directors to serve at the Board’s discretion and until their respective successors in office are duly appointed.

     There are no family relationships between any of Parallel’s directors or officers.

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

Corporate Governance

     Under the Delaware General Corporation Law and Parallel’s bylaws, our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of Parallel’s business through discussions with the Chairman of the Board, the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. We currently have six members of the Board. The Board has determined that all of the Directors, other than Mr. Cambridge and Mr. Oldham, are “independent” for the purposes of NASD Rule 4200(a)(15). The Board based these determinations primarily on responses of the Directors and executive officers to questions regarding employment and compensation history, affiliations and family and other relationships and on discussions among the Directors.

     The Board has four standing committees:

•	The Audit Committee;

•	The Corporate Governance and Nominating Committee;

•	The Compensation Committee; and

•	The Hedging and Acquisitions Committee.

(72)

Audit Committee

     The Audit Committee reviews the results of the annual audit of our consolidated financial statements and recommendations of the independent auditors with respect to our accounting practices, policies and procedures. As prescribed by our Audit Committee charter, the Audit Committee also assists the Board of Directors in fulfilling its oversight responsibilities, reviewing our systems of internal accounting and financial controls, and the independent audit of our consolidated financial statements.

     The Audit Committee of the Board of Directors consists of three directors, all of whom have no financial or personal ties to Parallel (other than director compensation and equity ownership as described in this Annual Report on Form 10-K) and meet the Nasdaq standards for independence. The Board of Directors has determined that at least one member of the Audit Committee, Ray M. Poage, meets the criteria of an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K, and is independent for purposes of Nasdaq listing standards and Section 10A (m)(3) of the Securities Exchange Act of 1934, as amended. Mr. Poage’s background and experience includes service as a partner of KPMG LLP where Mr. Poage participated extensively in accounting, auditing and tax matters related to the oil and natural gas business. The Audit Committee operates under a charter, which was revised in March 2004. The charter can be viewed in our website on www.parallel-petro.com.

     Since October 2003, the members of the Audit Committee have been and continue to be Messrs. Poage (Chairman), Chitwood and Oring.

Corporate Governance and Nominating Committee

     At its March 15, 2004 meeting, the Board formed a Corporate Governance and Nominating Committee and adopted a charter for this new committee. The functions of the Corporate Governance and Nominating Committee will include: recommending to the Board of Directors nominees for election as directors of Parallel, and making recommendations to the Board of Directors from time to time as to matters of corporate governance. Upon formation of the Corporate Governance and Nominating Committee, the Board of Directors appointed Dewayne E. Chitwood, Martin B. Oring, Charles R. Pannill, Ray M. Poage and Jeffrey G. Shrader to serve as members. These Directors continue to serve on the Corporate Governance and Nominating Committee, except that Mr. Pannill ceased to be a member of the committee upon his retirement from the Board of Directors in June 2004. The Corporate Governance and Nominating Committee will operate under the charter setting out the functions and responsibilities of this committee. A copy of the charter can be viewed in our website at www.parallel-petro.com.

     The committee will consider candidates for Director suggested by stockholders. Stockholders wishing to suggest a candidate for Director should write to any one of the members of the committee at his address shown under Item 12 of this Annual Report on Form 10-K. Suggestions should include:

•	a statement that the writer is a stockholder and is proposing a candidate for consideration by the committee;

(73)

•	the name of and contact information for the candidate;

•	a statement of the candidate’s age, business and educational experience;

•	information sufficient to enable the committee to evaluate the candidate;

•	a statement detailing any relationship between the candidate and any joint interest owners, customer, supplier or competitor of Parallel;

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as a Director if nominated and elected.

Compensation Committee

     The members of the Compensation Committee during 2004 were Dewayne E. Chitwood, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader and Charles R. Pannill, until his retirement from the Board of Directors in June 2004. Messrs. Chitwood, Oring, Poage and Shrader continue to serve as members of the Compensation Committee. Mr. Shrader presently acts as the Chairman of the Compensation Committee. The Compensation Committee’s responsibilities include reviewing and recommending to the Board the compensation and terms of benefit arrangements with Parallel’s officers, and the making of awards under such arrangements.

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

Code of Ethics

     On March 15, 2004, the Board adopted a code of ethics as part of our efforts to comply with the Sarbanes-Oxley Act of 2002 and rule changes made by the Securities and Exchange Commission and Nasdaq. Our code of ethics applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all other financial officers and executives. You may review the code of ethics on our website at www.parallel-petro.com. A copy of our code of ethics has also been filed with the Securities and Exchange Commission and is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We will provide without charge to each person, upon written or oral request, a copy of our code of ethics.

(74)

Requests should be directed to:

Manager of Investor Relations
Parallel Petroleum Corporation
1004 N. Big Spring, Suite 400
Midland, Texas 79701
Telephone: (432) 684-3727

Stockholder Communications with Directors

     Parallel stockholders who want to communicate with any individual Director can write to that Director at his address shown under Item 12 of this Annual Report on Form 10-K.

     Your letter should indicate that you are a Parallel stockholder. Depending on the subject matter, the Director will:

•	if you request, forward the communication to the other Directors;

•	request that management handle the inquiry directly, for example where it is a request for information about the company or it is a stock-related matter; or

•	not forward the communication to the other Directors or management if it is primarily commercial in nature or if it relates to an improper or irrelevant topic.

Director Attendance at Annual Meetings

     We typically schedule a Board meeting in conjunction with our annual meeting of stockholders and expect that our Directors will attend, absent a valid reason, such as illness or a schedule conflict. Last year, all seven of the individuals then serving as Directors attended our annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Annual Compensation

     The table below shows a summary of the types and amounts of compensation paid for the last three fiscal years to Mr. Cambridge, our Chairman of the Board, and to Mr. Oldham, our President and Chief Executive Officer. The table also includes a summary of the types and amounts of compensation paid to our other four executive officers for the years indicated.

(75)

Compensation Table
						Long-Term Compensation
		Annual Compensation				Awards		Payouts
				Other		Restricted	Securities		All
				Annual		Stock	Underlying	LTIP	Other
Name and		Salary	Bonus	Compensation		Awards	Options/	Payouts	Compensation
Principal Position(1)	Year	($)	($)(2)	($)(3)		($)	SAR (#)	($)	($)
T. R. Cambridge	2004	$110,000	$10,000	$—		0	0	0	0
Chairman of the Board	2003	$110,000	$25,000	$—		0	0	0	0
	2002	$106,284	$158,888	$450		0	0	0	0

L. C. Oldham	2004	$250,000	$11,019	$27,183	(4)	0	0	0	$15,000	(5)
President , Chief Executive	2003	$191,000	$61,391	$22,802		0	0	0	$11,460
Officer and Director	2002	$187,316	$555,674	$22,474		0	0	0	$11,113

D. E. Tiffin	2004	$220,000	$10,015	$23,560	(6)	0	0	0	$13,560	(7)
Chief Operating Officer	2003	$171,140	$44,391	$17,464		0	0	0	$10,268
	2002	$99,832	$47,421	$8,257		0	50,000	0	$5,990

E. A. Bayley	2004	$140,000	$7,101	$24,500	(8)	0	0	0	$8,400	(9)
Vice President	2003	$110,000	$23,391	$16,470		0	0	0	$6,600
	2002	$111,792	$172,178	$16,127		0	0	0	$6,303

J. S. Rutherford	2004	$140,000	$7,062	$23,357	(10)	0	0	0	$8,400	(11)
Vice President	2003	$110,000	$23,391	$15,763		0	0	0	$6,600
	2002	$110,384	$410,352	$16,540		0	0	0	$6,488

S. D. Foster	2004	$140,000	$7,033	27,983	(12)	0	0	0	$8,760	(13)
Chief Financial Officer

(1)	Mr. Cambridge’s position as Chief Executive Officer ceased on January 1, 2004 when Mr. Oldham became Chief Executive Officer.

(2)	The bonuses paid to Messrs. Cambridge, Oldham, Bayley and Rutherford during 2002 includes payments made to them under Incentive Award Agreements as a result of the sale of First Permian’s assets. Parallel entered into these Incentive Award Agreements with Messrs. Cambridge, Oldham, Bayley, Rutherford and four other employees in December 2001 to provide an incentive to the participants and to reward outstanding efforts and achievements by them when a material contribution to Parallel’s success resulted from an Award Event. An Award Event generally meant an acquisition of First Permian, a sale of substantially all of First Permian’s assets, or Parallel’s sale or other disposition of its 30.675% ownership interest in First Permian. The agreements awarded Unit Equivalent Rights to the recipients. A Unit Equivalent Right was essentially equivalent to a Common Unit of common membership interest in First Permian. At March 1, 2002, First Permian had outstanding 1,140,992 Common Units and 1,350,000 Preferred Units. Parallel owned 350,000 Common Units of First Permian. The Unit Equivalent Rights entitled the recipient to a one-time cash bonus. Payment of the bonus was triggered by the occurrence of an Award Event. The amount of a bonus payment was defined as the difference between $30.00 per Common Unit and the price per Common Unit received by First Permian’s holders of Common Units in a transaction constituting an Award Event, multiplied by the number of Unit Equivalent Rights granted to the recipient. To illustrate, assuming the holders of First Permian’s Common Units received $100.00 per Common Unit from a sale of assets, a recipient of 1,000 Unit Equivalent Rights would be entitled to receive a cash payment equal to $70.00 ($100.00 minus $30.00) multiplied by 1,000, or $70,000. Under these Incentive Award Agreements, 9,565 Unit Equivalent Rights were granted to Mr. Oldham; 2,394 were granted to Mr. Cambridge; 2,869 to Mr. Bayley; and 7,173 to Mr. Rutherford. In April, 2002 an Award Event occurred when First Permian sold all of its oil and gas properties to Energen Corporation. Because shares of Energen Corporation’s common stock were a component of the total purchase price for First Permian’s properties, the portion of the bonus payments attributable to the Energen stock was based upon the price at which we sold our shares of Energen stock. Under these agreements, Mr. Cambridge received $132,480; Mr. Oldham - $529,266; Mr. Bayley - $158,770; and Mr. Rutherford - $396,944. The Incentive Award Agreements automatically terminated upon payment of the bonuses. Mr. Tiffin received a signing and inducement bonus in the amount of $46,013 when he joined Parallel in June 2002.

(3)	Under rules of the Securities and Exchange Commission, the dollar value of perquisites and personal benefits may be excluded from this column if the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total

(76)

annual salary and bonus reported for the named executive officers. However, for 2004 we have identified the following amounts:

	Mr.	Mr.	Mr.	Mr.	Mr.	Mr.
	Cambridge	Oldham	Tiffin	Bayley	Rutherford	Foster
Personal use of club memberships (a)	$—	$—	$—	$113	$3,672	$4,407

Personal use of company car(b)	$—	$2,507	$—	$6,189	$3,107	$—

Car allowance	$—	$—	$6,000	$—	$—	$6,000

Personal income tax preparation and financial planning services	$—	$3,588	$—	$—	$—	$—

(a)	The value of personal use of club memberships was determined by multiplying monthly dues by a fraction equal to actual personal expenses divided by total expenses. All employees reimbursed us for their personal expenses.

(b)	Personal use of a company car is based on the lease value method published by the Internal Revenue Service for fringe benefits.

(4)	These amounts include insurance premiums for nondiscriminatory group life, medical, disability, long-term care and dental insurance as follows: $21,088 for 2004; $19,697 for 2003; and $17,647 for 2002.

(5)	This amount represents Parallel’s contribution to Mr. Oldham’s individual retirement account maintained under the 408(k) simplified employee pension plan/individual retirement account.

(6)	This amount includes insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $17,560 for 2004; $16,964 for 2003; and $8,150 for 2002.

(7)	This amount represents Parallel’s contribution to Mr. Tiffin’s individual retirement account maintained under the 408(K) simplified employee premium plan/individual retirement account.

(8)	This amount includes insurance premiums for nondiscriminatory group life, medical, disability, long-term care and dental insurance as follows: $18,198 for 2004; $16,470 for 2003; and $15,150 for 2002.

(9)	This amount represents Parallel’s contribution to Mr. Bayley’s individual retirement account maintained under the 408(k) simplified employee pension plan/individual retirement account.

(10)	This amount includes insurance premiums for nondiscriminatory group life, medical, disability and dental insurance as follows: $16,578 for 2004; $15,763 for 2003; and $14,221 for 2002.

(11)	This amount represents Parallel’s contribution to Mr. Rutherford’s individual retirement account maintained under the 408(k) simplified employee premium plan/individual retirement account.

(12)	This amount includes insurance premiums for nondiscriminatory group life, medical, disability, long-term care and dental insurance as follows: $17,576 for 2004.

(13)	This amount represents Parallel’s contribution to Mr. Foster’s individual retirement account maintained under the 408(k) simplified employee premium plan/individual retirement account.

Stock Options

     We use stock options as part of the overall compensation of directors, officers and employees. However, we did not grant any stock options in 2004 to any of the executive officers named in the Summary Compensation Table. Summary descriptions of our stock option plans are included in this report so you can review the types of options we have granted in the past and the significant features of our stock options.

(77)

     In the table below, we show certain information about the exercise of stock options in 2004 and the value of unexercised stock options held by the named executive officers at December 31, 2004.

Aggregated Option/SAR Exercises in
Last Fiscal Year and Fiscal Year-End Option/SAR Values

					Value of
			Number of Securities Underlying		Unexercised
	Shares Acquired	Value	Unexercised Options at Fiscal		in-the-Money Options
	on	Realized	Year-End (#)		at Fiscal Year-End ($)(2)
Name	Exercise	($)(1)	Exercisable	Unexercisable	Exercisable		Unexercisable
T.R. Cambridge	0	0	300,000	0	440,000		0

L.C. Oldham	0	0	347,500	52,500	613,650		22,050

E. A. Bayley	0	0	165,000	0	230,330	(3)	0

J.S. Rutherford	0	0	158,750	0	230,330	(4)	0

D.E. Tiffin	0	0	50,000	0	160,500		0

S.D. Foster	0	0	35,000	0	112,350		0

(1)	The value realized is equal to the fair market value of a share of common stock on the date of exercise, less the exercise price of the stock options exercised.

(2)	The value of unexercised in-the-money options is equal to the fair market value of a share of common stock at fiscal year-end ($5.39 per share), based on the last sale price of Parallel’s common stock, less the exercise price.

(3)	At December 31, 2004, the exercise prices of exercisable options to purchase a total of 25,000 shares of common stock held by Mr. Bayley exceeded $5.39, the fair market value of our common stock on that date.

(4)	At December 31, 2004, the exercise prices of exercisable options to purchase a total of 18,750 shares of common stock held by Mr. Rutherford exceeded $5.39, the fair market value of our common stock on that date.

Change of Control Arrangements

     Stock Option Plans

     Parallel’s outstanding stock options and stock option plans contain certain change of control provisions which are applicable to Parallel’s outstanding stock options, including the options held by our officers and Directors. For purposes of our options, a change of control occurs if:

•	Parallel is not the surviving entity in a merger or consolidation;

•	Parallel sells, leases or exchanges all or substantially all of its assets;

•	Parallel is to be dissolved and liquidated;

•	any person or group acquires beneficial ownership of more than 50% of Parallel’s common stock; or

(78)

•	in connection with a contested election of directors, the persons who were directors of Parallel before the election cease to constitute a majority of the Board of Directors.

     If a change of control occurs, the Compensation Committee of the Board of Directors can:

•	accelerate the time at which options may be exercised;

•	require optionees to surrender some or all of their options and pay to each optionee the change of control value;

•	make adjustments to the options to reflect the change of control; or

•	permit the holder of the option to purchase, instead of the shares of common stock as to which the option is then exercisable, the number and class of shares of stock or other securities or property which the optionee would acquire under the terms of the merger, consolidation or sale of assets and dissolution if, immediately before the merger, consolidation or sale of assets or dissolution, the optionee had been the holder of record of the shares of common stock as to which the option is then exercisable.

     The change of control value is an amount equal to, whichever is applicable:

•	the per share price offered to Parallel’s stockholders in a merger, consolidation, sale of assets or dissolution transaction;

•	the price per share offered to Parallel’s stockholders in a tender offer or exchange offer where a change of control takes place; or

•	if a change of control occurs, other than from a tender or exchange offer, the fair market value per share of the shares into which the options being surrendered are exercisable, as determined by the Committee.

Incentive and Retention Plan

     On September 22, 2004, the Compensation Committee of the Board of Directors approved and adopted an incentive and retention plan for Parallel’s officers and employees. On September 24, 2004, the Board of Directors adopted the plan upon recommendation by the Compensation Committee.

     The purpose of the plan is to advance the interests of Parallel and its stockholders by providing officers and employees with incentive bonus compensation which is linked to a corporate transaction. As defined in the plan, a corporate transaction means:

•	an acquisition of Parallel by way of purchase, merger, consolidation, reorganization or other business combination, whether by way of tender offer or negotiated

(79)

transaction, as a result of which Parallel’s outstanding securities are exchanged or converted into cash, property and/or securities not issued by Parallel;

•	a sale, lease, exchange or other disposition by Parallel of all or substantially all of its assets;

•	the stockholders of Parallel approving a plan or proposal for the liquidation or dissolution of Parallel; or

•	any combination of any of the foregoing.

     The plan also recognizes the possibility of a proposed or threatened transaction and the need to be able to rely upon officers and employees continuing their employment, and that Parallel be able to receive and rely upon their advice as to the best interests of Parallel and its stockholders without concern that they might be distracted by the personal uncertainties and risks created by any such transaction. In this regard, the plan also provides for a retention payment upon the occurrence of a change of control, as defined below.

     All members of Parallel’s “executive group” are participants in the plan. For purposes of the plan, the “executive group” includes all executive officers of Parallel and any other officer employee of Parallel selected by the Compensation Committee in its sole discretion. In addition, the Committee may designate other non-officer employees of Parallel as participants in the plan who will also be eligible to receive a performance bonus upon the occurrence of a corporate transaction or a retention payment upon the occurrence of a change of control.

     Generally, the plan provides for:

•	the payment of a one-time performance bonus to eligible officers and employees upon the occurrence of a corporate transaction; or

•	a one time retention payment upon a change of control of Parallel. A change of control is generally defined as the acquisition of beneficial ownership of 60% or more of the voting power of Parallel’s outstanding voting securities by any person or group of persons, or a change in the composition of the Board of Directors of Parallel such that the individuals who, at the effective date of the plan, constitute the Board of Directors cease for any reason to constitute at least a majority of the Board of Directors.

     In the case of a corporate transaction, the total amount of cash available for performance bonuses is equal to the per share price received by all stockholders minus a base price of $3.73 per share, multiplied by 1,080,362 shares. The $3.73 base price represents the volume weighted average closing price per share of Parallel’s common stock for the fiscal quarter ended December 31, 2003 and the 1,080,362 shares represents 5% of the weighted average number of shares of common stock (basic) outstanding for the same period. As an example, if the stockholders of the company received a per share price of $6.00 in a merger, tender offer or other corporate transaction, the total amount of cash available for payment to all plan participants would be [$6.00 - $3.73] x 1,080,362, or $2,452,422. If a change of control occurs, the total amount of cash available for retention payments to all plan participants is equal to the per share closing

(80)

price of Parallel’s common stock on the day immediately preceding the change of control minus the base price of $3.73 per share, multiplied by 1,080,362.

     If a corporate transaction or change of control occurs, the Compensation Committee will allocate for payment to each member of the executive group such portion of the total performance bonus or retention payment as the Compensation Committee determines in its sole discretion. After making these allocations, if any part of the total performance bonus or retention payment amount remains unallocated, the Compensation Committee may allocate any remaining portion of the performance bonus or retention payment among all other participants in the plan. After all allocations of the performance bonus have been made, each participant’s proportionate share of the performance bonus or retention payment will be paid in a cash lump sum.

     The plan is entirely unfunded and the plan makes no provision for segregating any of Parallel’s assets for payment of any amounts under the plan.

     A participant’s rights under the plan are not transferable.

     The plan is administered by the Compensation Committee of the Board of Directors of Parallel. The Compensation Committee has the power, in its sole discretion, to take such actions as may be necessary to carry out the provisions and purposes of the plan. The Compensation Committee has the authority to control and manage the operation and administration of the plan and has the power to:

•	designate the officers and employees of Parallel and its subsidiaries who participate in the plan, in addition to the “Executive Group”;

•	maintain records and data necessary for proper administration of the plan;

•	adopt rules of procedure and regulations necessary for the proper and efficient administration of the plan;

•	enforce the terms of the plan and the rules and regulations it adopts;

•	employ agents, attorneys, accountants or other persons; and

•	perform any other acts necessary or appropriate for the proper management and administration of the plan.

     The plan automatically terminates and expires on the date participants receive a performance bonus or retention payment.

Compensation of Directors

     Stock

     Effective July 1, 2004, we began paying an annual retainer fee to each non-employee Director in the form of shares of our common stock. Under the 2004 Non-Employee Director Stock Grant Plan, which is described below in more detail, each non-employee Director is

(81)

entitled to receive an annual retainer fee in the form of shares of common stock having a value of $25,000. The shares of stock are automatically granted on the first day of July in each year. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Stock Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year. On July 1, 2004, and in accordance with the terms of the plan, we issued a total of 20,888 shares of common stock to four non-employee Directors as follows: Jeffrey G. Shrader – 5,222 shares; Dewayne E. Chitwood – 5,222 shares; Martin B. Oring – 5,222 shares; and Ray M. Poage – 5,222 shares.

     Cash

     Following stockholder approval of the 2004 Non-Employee Director Stock Grant Plan in June 2004, we reduced by one-half the per meeting and annual cash fees we had been paying to our non-employee Directors. We now pay each non-employee Director a cash fee of $750 for attendance at each meeting of the Board of Directors and each non-employee Director who is a member of a Board committee also receives:

•	$375 per meeting for service on the Compensation Committee, with the Chairman of the Compensation Committee being entitled to receive an additional fee of $2,500 per year;

•	$375 per meeting for service on the Audit Committee, with the Chairman of the Audit Committee being entitled to receive an additional fee of $5,000 per year and each other Audit Committee member receiving $2,500 per year;

•	$375 per meeting for service on the Corporate Governance and Nominating Committee, with the Chairman of the Corporate Governance and Nominating Committee being entitled to receive an additional fee of $2,500 per year; and

•	$375 per meeting for service on the Hedging and Acquisitions Committee.

     The cash fees paid to our non-employee Directors for their services in 2004 are as follows: Mr. Pannill received $21,000; Mr. Chitwood - $49,875; Mr. Shrader - $42,750; Mr. Poage - $52,125; and Mr. Oring - $49,500. All Directors are reimbursed for expenses incurred in connection with attending meetings.

     Options

     Directors who are not employees of Parallel are also eligible to participate in Parallel’s 1997 Nonemployee Directors Stock Option Plan and the 2001 Nonemployee Directors Stock Option Plan. No options were granted to any of the non-employee Directors in 2004.

2004 Non-Employee Director Stock Grant Plan

     On April 29, 2004, upon recommendation of the Board’s Compensation Committee, our Directors approved the 2004 Non-Employee Director Stock Grant Plan, and the plan was later approved by the stockholders at our annual meeting held on June 22, 2004. Directors of Parallel who are not employees of Parallel or any of its subsidiaries are eligible to participate in the Plan.

(82)

Under the Plan, each non-employee Director is entitled to receive an annual retainer fee consisting of shares of common stock that will be automatically granted on the first day of July in each year. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Stock Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year. Historically, Directors’ fees had been paid solely in cash. However, in accordance with this plan and following approval by our stockholders, we commenced paying an annual retainer fee in July 2004 to each non-employee Director in the form of common stock having a value of $25,000.

     The Plan is administered by the Compensation Committee. Although the Compensation Committee has authority to adopt such rules and regulations for carrying out the Plan as it may deem proper and in the best interests of Parallel, the Committee’s administrative functions are largely ministerial in view of the Plan’s explicit provisions described below, including those related to eligibility and predetermination of the timing, pricing and amount of grants. The interpretation by the Compensation Committee of any provision of the Plan is final.

     The total number of shares available for grant is 116,000 shares of common stock, subject to adjustment as described below. If there is a change in the common stock by reason of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination of shares, exchange of shares, change in corporate structure or otherwise, the aggregate number of shares available under the Plan will be appropriately adjusted in order to avoid dilution or enlargement of the rights intended to be made available under the Plan.

     The Board may suspend, terminate or amend the Plan at any time or from time to time in any manner that the Board may deem appropriate; provided that, without approval of the stockholders, no revision or amendment shall change the eligibility of Directors to receive stock grants, the number of shares of common stock subject to any grants or the Plan itself, or materially increase the benefits accruing to participants under the Plan, and Plan provisions relating to the amount, price and timing of grants of stock may not be amended.

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

     The Plan will remain in effect until terminated by the Board, although no additional shares of common stock may be issued after the 116,000 shares subject to the Plan have been issued.

Stock Option Plans

     1992 Stock Option Plan. In May, 1992, our stockholders approved and adopted the 1992 Stock Option Plan. The 1992 Plan expired by its own terms on March 1, 2002, but remains effective only for purposes of outstanding options. The 1992 Plan provided for granting to key

(83)

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

     The 1992 Plan is administered by the Board’s Compensation Committee, none of whom were eligible to participate in the 1992 Plan, except to receive a one-time option to purchase 25,000 shares at the time he or she became a Director. The Compensation Committee selected the employees who were granted options and established the number of shares issuable under each option and other terms and conditions approved by the Compensation Committee. The purchase price of common stock issued under each option is the fair market value of the common stock at the time of grant.

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

     An option may be granted in exchange for an individual’s right and option to purchase shares of common stock pursuant to the terms of a prior option agreement. An agreement that grants an option in exchange for a prior option must provide for the surrender and cancellation of the prior option. The purchase price of common stock issued under an option granted in exchange for a prior option is determined by the Compensation Committee and may be equal to the price for which the optionee could have purchased common stock under the prior option.

     At March 1, 2002, 65,000 shares of common stock remained authorized for issuance under the 1992 Plan. However, the 1992 Plan prohibited the grant of options after March 1, 2002. Consequently, no additional options are available for grant under the 1992 Plan.

     At March 1, 2005, options to purchase a total of 278,750 shares of common stock were outstanding under the 1992 Plan.

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

(84)

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

     Options may not be granted under this plan after March 27, 2007. At March 1, 2005, options to purchase a total of 235,000 shares of common stock were outstanding under this plan.

     At March 1, 2005, options to purchase 142,500 shares of common stock were available for future grants under this plan.

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

     Options may not be granted under the 1998 Plan after March 11, 2008. At March 1, 2005, options to purchase a total of 785,000 shares of common stock were outstanding under this plan.

     At March 1, 2005, there were no available options to purchase shares of common stock for future grant under the 1998 Stock Option Plan.

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

(85)

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

     Options may not be granted under this plan after May 2, 2011. At March 1, 2005, options to purchase 375,000 shares of common stock were outstanding under this plan.

     At March 1, 2005, there were available for future grant under this plan options to purchase 75,000 shares of common stock.

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

     At March 1, 2005, options to purchase 200,000 shares of common stock were outstanding under this plan.

(86)

Section 408(k) Retirement Plan

     Until December 31, 2004, Parallel maintained under Section 408(k) of the Internal Revenue Code a combination simplified employee pension and individual retirement account plan for eligible employees. Generally, eligible employees included all employees who were at least twenty-one years of age.

     Effective January 1, 2005, the 408 (k) plan was terminated and replaced with a new retirement plan under Section 401(k) of the Internal Revenue Code, as described below.

     Contributions to employee SEP accounts were made at the discretion of Parallel, as authorized by the Compensation Committee of the Board of Directors. Although the percentage of contributions were permitted to vary from time to time, the same percentage contribution was required to be made for all participating employees. Parallel was not required to make annual contributions to the SEP accounts. Under the prototype plan adopted by Parallel, all of the SEP contributions were required to be made to SEP/IRAs maintained with the sponsor of the plan, a national investment banking firm. All contributions to employees’ accounts vested immediately and became the property of each employee at the time of contribution, including employer contributions, income-deferral contributions and IRA contributions. Generally, earnings on contributions to an employee’s SEP/IRA account are not subject to federal income tax until withdrawn.

     In addition to receiving SEP contributions made by Parallel, employees were permitted to make individual annual IRA contributions of up to the maximum of $13,000. Maximum total contribution for Parallel and Parallel’s employees can be no more than $41,000. In addition to the annual salary deferral limit stated above, employees who reach age 50 or older during a calendar year can elect to take advantage of a catch-up salary deferral contribution; eligible participants can increase their salary deferral by $3,000 for the year 2004. Each employee is responsible for the investment of funds in his or her own SEP/IRA and can select investments offered through the sponsor of the plan.

     Distributions could be taken by employees at any time and must commence by April 1st following the year in which the employee attains age 70 1/2

     Parallel made matching contributions to employee accounts in an amount equal to the contribution made by each employee, subject to a maximum of 6% of each employee’s salary during any calendar year. During 2004, Parallel contributed an aggregate of $132,618 to the accounts of 28 employee participants. Of this amount, $15,000 was allocated to Mr. Oldham’s account; $8,400 was allocated to Mr. Bayley’s account; $8,400 was allocated to Mr. Rutherford’s account; $13,560 to Mr. Tiffin’s account; and $8,760 to Mr. Foster’s account.

Section 401(k) Retirement Plan

     Effective January 1, 2005, Parallel adopted a retirement plan (the “Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an opportunity to save for retirement on a tax-deferred basis. A third party acts as the Plan’s administrator and is responsible for the day-to-day administration and operation of

(87)

the Plan. The Plan is maintained on a yearly basis beginning on January 1 and ending on December 31 of each year.

     Each employee is eligible to participate in the Plan as of the date of his or her employment. An employee may elect to have his or her compensation reduced by a specific percentage or dollar amount and have that amount contributed to the Plan as a salary deferred contribution. A Plan participant’s aggregate salary deferred contributions for a plan year may not exceed certain statutory dollar limits, which for 2005 is $14,000. The amount deferred by a Plan participant, and any earnings on that amount, will not be subject to income tax until actually distributed to such participant.

     Each year, in addition to salary deferrals made by a participant, Parallel may contribute to the Plan matching contributions and discretionary profit sharing contributions. Matching contributions, if made, will equal a uniform percentage of a participant’s salary deferrals. For 2005, the Compensation Committee established an annual profit sharing contribution of 3% and a matching contribution in an amount not to exceed 3% of a participant’s annual salary. Each participant will share in discretionary profit sharing contributions, if any, regardless of the amount of service completed by the participant during the applicable plan year.

     Each participant may direct the investment of his or her interest in the Plan under established investment direction procedures setting forth the investment choices available to the participants. Each participant will be entitled to all of the participant’s account under the Plan upon retirement after age 65. Each participant is at all times 100% vested in amounts attributed to the participant’s salary deferrals and to matching contributions and discretionary profit sharing contributions made by Parallel. The Plan contains special provisions relating to disability and death benefits.

     Participants may borrow from their respective Plan accounts, subject to the Plan administrator’s determination that the participant submitting an application for a loan meets the rules and requirements set forth in the written loan program established by Parallel. Parallel has the right to amend the Plan at any time. However, no amendment may authorize or permit any part of the Plan assets to be used for purposes other than the exclusive benefit of participants or their beneficiaries.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     This table shows information as of March 1, 2005 about the beneficial ownership of common stock by: (1) each person known by us to own beneficially more than five percent of our outstanding common stock; (2) the executive officers named in the Summary Compensation Table in this report; (3) each director of Parallel; and (4) all of Parallel’s executive officers and directors as a group.

(88)

Name and Address	Amount and Nature	Percent
of	of	of
Beneficial Owner	Beneficial Ownership(1)	Class(2)
Thomas R. Cambridge 2201 Civic Circle, Suite 216 Amarillo, Texas 79109	1,057,045(3)	3.36%

Dewayne E. Chitwood 400 Pine St., Suite 700 Abilene, Texas 79601	1,686,279(4)	5.28%

Larry C. Oldham 1004 N. Big Spring, Suite 400 Midland, Texas 79701	892,090(5)	2.83%

Martin B. Oring 706 Cinnamon Lane Franklin Lakes, New Jersey 07417	220,888(6)	*

Ray M. Poage 4711 Meandering Way Colleyville, Texas 76034	61,690(7)	*

Jeffrey G. Shrader 801 S. Filmore, Suite 600 Amarillo, Texas 79105	130,222(8)	*

Eric A. Bayley 1004 N. Big Spring, Suite 400 Midland, Texas 79701	203,490(9)	*

John S. Rutherford 1004 N. Big Spring, Suite 400 Midland, Texas 79701	166,300(10)	*

Donald E. Tiffin 1004 N. Big Spring, Suite 400 Midland, Texas 79701	60,415(11)	*

Steven D. Foster 1004 N. Big Spring, Suite 400 Midland, Texas 79701	43,000(12)	*

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	3,555,800(13)	11.40%

All Executive Officers and Directors as a Group (10 persons)	4,521,419(14)	13.57%

*	Less than one percent.

(1)	Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers.

(2)	Securities not outstanding, but included in the beneficial ownership of each such person, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Shares of common stock that may be acquired within sixty days upon exercise of outstanding stock options and warrants or upon conversion of preferred stock are deemed to be outstanding.

(89)

(3)	Includes 757,045 shares of common stock held indirectly through Cambridge Collateral Services, Ltd., a limited partnership of which Mr. Cambridge and his wife are the general partners. Also included are 300,000 shares of common stock underlying presently exercisable stock options held by Mr. Cambridge.

(4)	Includes 932,488 shares of common stock held directly by Wes-Tex Drilling Company, L.P., a limited partnership, and 314,285 shares of common stock that may be acquired by Wes-Tex Drilling Company, L.P. upon conversion of 110,000 shares of preferred stock. In his capacity as president, chief executive officer and a manager of Wes-Tex Holdings, LLC, the general partner of Wes-Tex Drilling Company, L.P., Mr. Chitwood may be deemed to have shared voting and investment powers with respect to such shares. See note 13 below. Also included are 20,000 shares of common stock held by the Estate of Myrle Greathouse (the “Estate”); 157,142 shares that may be acquired by the Greathouse Charitable Remainder Trust (the “Trust”) upon conversion of 55,000 shares of preferred stock; and 157,142 shares of common stock that may be acquired by the Greathouse Foundation (the “Foundation”) upon conversion of 55,000 shares of preferred stock. Mr. Chitwood is the executor (but not a beneficiary) of the Estate, the trustee (but not a beneficiary) of the Trust and the executive director and a director of the Foundation. In these capacities, Mr. Chitwood may also be deemed to have shared voting and investment powers with respect to the shares of common stock beneficially owned by the Estate, the Trust and the Foundation. However, Mr. Chitwood disclaims beneficial ownership of all shares of common stock held by Wes-Tex Drilling Company, L.P., the Estate, Trust and Foundation. Also included are 100,000 shares of common stock underlying presently exercisable stock options held by Mr. Chitwood.

(5)	Includes 200,000 shares of common stock held indirectly through Oldham Properties, Ltd., a limited partnership of which Mr. Oldham is the general partner and he and his wife are the limited partners. Also included are 355,000 shares of common stock underlying presently exercisable stock options held by Mr. Oldham.

(6)	Of the total number of shares shown, 24,000 shares are held directly by Mr. Oring’s wife; 100,000 shares may be acquired by Mr. Oring upon exercise of stock options held by Mr. Oring; and 91,666 shares may be acquired upon exercise of a stock purchase warrant.

(7)	Includes 25,000 shares that may be acquired upon exercise of a presently exercisable stock option and an additional 25,000 shares with respect to which such stock option will become exercisable within the next sixty days.

(8)	Includes 100,000 shares of common stock underlying presently exercisable stock options.

(9)	Includes 165,000 shares of common stock underlying presently exercisable stock options. A total of 6,790 shares of common stock are held indirectly by Mr. Bayley through individual retirement accounts and Parallel’s 408(K) Plan.

(10)	Includes 158,750 shares of common stock underlying presently exercisable stock options. Also included are 7,550 shares held indirectly by Mr. Rutherford through his 408(k) Plan.

(11)	Of the total number of shares shown 6,500 shares are held indirectly through Mr. Tiffin’s individual retirement account. Includes 50,000 shares of common stock underlying presently exercisable stock options.

(12)	Includes 35,000 shares of common stock underlying presently exercisable stock options.

(13)	The number of shares reported is based on information, as of December 31, 2004, contained in Schedule 13G filed by Wellington Management Company LLP (“Wellington”) with the Securities and Exchange Commission on February 14, 2005. Wellington reported that, in its capacity as investment advisor, it may be deemed to beneficially own such shares which are held of record by clients of Wellington; that those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities; and that no such client is known to have such right or power with respect to more than five percent of this class of securities. Wellington reported shared dispositive power with respect to all of such shares and shared voting power with respect to 2,951,300 shares.

(14)	Includes 1,505,416 shares of common stock underlying stock options and warrants that are presently exercisable or that become exercisable within sixty days and 628,569 shares of common stock that may be acquired upon conversion of 220,000 shares of preferred stock.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Parallel’s Directors and officers to file periodic reports with the Securities and Exchange Commission. These reports show the Directors’ and officers’ ownership and the changes in ownership, of Parallel’s common stock and other equity securities. To our knowledge, all Section 16(a) filing requirements were complied with during 2004.

(90)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Chitwood, a director of Parallel, has been the Chief Executive Officer of Wes-Tex Drilling Company, L.P. since January 30, 2001. He was appointed to Parallel’s Board on December 19, 2000 to fill a vacancy created by the death of a former director of Parallel. The former director was also the sole owner of Wes-Tex Drilling Company, L.P. In 1994, the predecessor of Wes-Tex Drilling Company, L.P. acquired an undivided working interest from Parallel in an oil and gas prospect located in Howard County, Texas. Since then, Wes-Tex has participated with us and other interest owners in the drilling and development of this prospect. Wes-Tex has participated in these operations under standard form operating agreements on the same or similar terms afforded by Parallel to nonaffiliated third parties. We invoice all working interest owners, including Wes-Tex, on a monthly basis, without interest, for their pro rata share of lease acquisition, drilling and operating expenses. During 2004, we billed Wes-Tex $14,493 for its proportionate share of lease operating expenses incurred on properties we operate. The largest amount owed to us by Wes-Tex at any one time during 2004 for its share of lease operating expenses was $3,099. At December 31, 2004, Wes-Tex owed us $3,099 for these expenses. During 2004, we disbursed $48,102 to Wes-Tex in payment of revenues attributable to Wes-Tex’s pro rata share of the proceeds from sales of oil and gas produced from properties in which Wes-Tex and Parallel owned interests. Mr. Chitwood is not an owner of Wes-Tex and has no interest in these transactions other than in his capacity as an officer of Wes-Tex.

     During 2004, Cambridge Production, Inc., a corporation owned by Mr. Cambridge, served as operator of 2 wells on oil and gas leases in which we acquired a working interest in 1984. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing production, employing field personnel, maintaining production and other records, determining the location and timing of drilling of wells, administering gas contracts, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 2004, Cambridge Production billed us $15,246 for our pro rata share of lease operating expenses and drilling and workover expenses. The largest amount we owed Cambridge Production at any one time during 2004 was $9,214. At December 31, 2004, we owed Cambridge Production $1,014 for these expenses. Our pro rata share of oil and gas sales during 2004 from the wells operated by Cambridge Production was $165,122. Cambridge Production’s billings to Parallel are made monthly on the same basis as all other working interest owners in the wells.

     Cambridge Partnership, Ltd., a limited partnership controlled by Mr. Cambridge, acquired an undivided working interest in 1999 from Parallel in an oil and gas prospect located in south Texas. The interest was acquired on the same terms as all other unaffiliated working interest owners. Since then, Cambridge Partnership, Ltd. has participated with us in the drilling and development of this prospect. Cambridge Partnership, Ltd. has participated in these operations under standard form operating agreements on the same or similar terms afforded by Parallel to nonaffiliated third parties. Although Parallel is not the operator of this project, we invoice Cambridge Partnership, Ltd., on a monthly basis, without interest, for its pro rata share of

(91)

operating expenses. During 2004, we billed Cambridge Partnership, Ltd. $4,316 for its proportionate share of lease operating expenses incurred on properties we administer. The largest amount owed to us by Cambridge Partnership, Ltd. at any one time during 2004 for its share of lease operating expenses was $1,045. At December 31, 2004, Cambridge Partnership, Ltd. owed us $851 for these expenses. During 2004, we disbursed $3,028 to Cambridge Partnership, Ltd. in payment of revenues attributable to its pro rata share of the proceeds from sales of oil and gas produced from properties in which Cambridge Partnership, Ltd. and Parallel owned interests.

     Cambridge Production, Inc. maintains an office in Amarillo, Texas from which Mr. Cambridge performs his duties and services as Chairman of the Board and as geological consultant to Parallel. We reimburse Cambridge Production, Inc. $3,000 per month for office and administrative expenses incurred on behalf of Parallel. During 2004 we reimbursed Cambridge Production, Inc. a total of $36,000.

     In December, 2001, and prior to his employment with Parallel, Donald E. Tiffin, our Chief Operating Officer, received from an unaffiliated third party a 3% working interest in the Diamond M Project in Scurry County, Texas for services rendered in connection with assembling the project. In August, 2002, shortly after his employment with Parallel, and due to the personal financial exposure in the Diamond M Project and to prevent the interest from being acquired by a third party, Mr. Tiffin assigned two-thirds of his ownership interest in the project to Parallel at no cost, leaving him with a 1% working interest. Parallel acquired its initial interest in the Diamond M Project from the same third party in December, 2001, but did not become operator of the project until March 1, 2003. As with other nonaffiliated interest owners, we invoice Mr. Tiffin on a monthly basis, without interest, for his share of drilling, development and lease operating expenses. During 2004, we billed Mr. Tiffin a total of $115,311 for his proportionate share of capital expenditures and lease operating expenses, and Mr. Tiffin paid us $117,836 for these drilling and development expenses, which included $5,284 attributable to expenses billed to Mr. Tiffin in 2003. During 2004, we disbursed to Mr. Tiffin $29,332 in oil and gas revenues related to his interest in this project. The largest aggregate amount outstanding and owed to us by Mr. Tiffin at any one time during 2004 was $29,134. At December 31, 2004, Mr. Tiffin owed us approximately $2,800.

     We believe the transactions described above were made on terms no less favorable than if we had entered into the transactions with an unrelated party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     KPMG LLP audited our consolidated financial statements for the year ended December 31, 2002 and for the prior eighteen years. However, as described under Item 9 of this Annual Report on Form 10-K, KPMG resigned in December 2003. Prior to KPMG’s resignation, KPMG provided audit and tax services in 2003. In January 2004, we engaged BDO Seidman, LLP as our independent auditors.

(92)

     The audit committee had not, as of the time of filing this Annual Report on Form 10-K with the Securities and Exchange Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors. Instead, the audit committee as a whole has pre-approved all such services. In the future, our audit committee may approve the services of our independent auditors pursuant to pre-approval policies and procedures adopted by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to Parallel’s management.

     The aggregate fees for professional services rendered by BDO and KPMG in 2004 and 2003 were:

	BDO			KPMG
Types of Fees	2004		2003	2004	2003
	(dollars in thousands)
Audit fees	$551	(1)	$140	$—	$120
Audit-related fees	9	(2)	—	23	61
Tax fees	—		—	48	28
All other fees	—		—	—	—

Total	$560		$140	$71	$209

(1)	Such amount includes $320,000 for professional services in connection with the audit of the internal control over financial reporting under Section 404 of the Sarbanes-Oxley of 2002. This amount includes associated expenses in the amount of approximately $40,000.

(2)	Includes fees associated with our abandoned senior debt offering and our incentive and retention plan.

     We retained a third party to assist Parallel’s management in their Sarbanes-Oxley 404 readiness and assessment of internal control over financial reporting. Their aggregate fees for services provided in connection with the internal control over financial reporting were approximately $252,000, including associated expenses of approximately $47,000.

     We also retained another third party to assist us with our information technology portion of the Sarbanes-Oxley Section 404 work. Their fee was approximately $25,000, including associated expenses of approximately $4,000.

     In the above table, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements included in Form 10-K and review of consolidated financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements and fees for Sarbanes-Oxley 404 audit work; “audit-related fees” are fees billed for assurance and related services (such as due diligence services) that are reasonably related to the performance of the audit or review of our consolidated financial statements; “tax fees” are fees for tax compliance, advice and planning; and “all other fees” are fees billed to Parallel for any services not included

(93)

in the first three categories.

          It is estimated that personnel, other than full time permanent employees of BDO performed 65% of the total hours expended to audit Parallel’s consolidated financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The following documents are filed as part of this report:

          (a)(1) and (a)(2) Financial Statement and Financial Statement Schedules

For a list of Consolidated Financial Statements and Schedules, see “Index to the Consolidated Financial Statements” on page F-1, and incorporated herein by reference.

(a)(3)	Exhibits

See Item 15(b) below.

(b)	Exhibits:

A list of exhibits to this Annual Report on Form 10-K is set forth below.

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

(94)

No.	Description of Exhibit
3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

*4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation

*4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

*10.1	1992 Stock Option Plan

(95)

No.	Description of Exhibit
10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 1997)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A.

(96)

No.	Description of Exhibit
(Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

*10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP

(97)

No.	Description of Exhibit
14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*23.1	Consent of KPMG LLP

*23.2	Consent of BDO Seidman, LLP

*23.3	Consent of Cawley Gillespie & Associates, Inc. Independent Petroleum Engineers

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

* Filed herewith.

(98)

PARALLEL PETROLEUM CORPORATION

All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Parallel Petroleum Corporation as of December 31, 2004 and 2003, and the related statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Parallel Petroleum Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Houston, Texas
February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Parallel Petroleum Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) of Parallel Petroleum Corporation (the Company) and subsidiaries for the year ended December 31, 2002. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the results of Parallel Petroleum Corporation’s operations and their cash flows for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Midland, Texas
March 14, 2003

PARALLEL PETROLEUM CORPORATION

Consolidated Balance Sheets
December 31, 2004 and 2003
(dollars in thousands)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$4,781	$17,378

Accounts receivable:
Oil and gas	6,642	4,610
Other, net of allowance for doubtful account of $9	389	316
Affiliates	7	—

	7,038	4,926
Other current assets	179	210
Deferred tax asset	2,531	1,098

Total current assets	14,529	23,612

Property and equipment, at cost:
Oil and gas properties, full cost method	229,245	162,621
Other	2,062	1,414

	231,307	164,035
Less accumulated depreciation, depletion and amortization	(78,782)	(70,070)

Net property and equipment	152,525	93,965

Restricted cash	2,287	—
Investment in Westfork Pipeline	595	297
Other assets, net of accumulated amortization of $581 and $182	735	469

	$170,671	$118,343

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,568	$3,965
Asset retirement obligations	150	—
Derivative obligations	7,965	3,231

Total current liabilities	13,683	7,196

Revolving Credit Facility	79,000	39,750
Asset retirement obligations	1,982	1,701
Derivative obligations	9,525	2,655
Deferred tax liability	6,487	5,809

Total long-term liabilities	96,994	49,915

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — $0.60 cumulative convertible preferred stock — par value of $0.10 per share, (liquidation preference of $10 per share) authorized 10,000,000 shares, issued and outstanding 950,000 and 959,500	95	96
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 25,439,292 and 25,216,863	254	253
Additional paid-in capital	48,328	47,544
Retained earnings	22,073	17,060
Accumulated other comprehensive loss	(10,756)	(3,721)

Total stockholders’ equity	59,994	61,232

	$170,671	$118,343

See accompanying Notes to Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION

Consolidated Statements of Income
Years ended December 31, 2004, 2003, 2002
(dollars in thousands, except per share data)

	2004	2003	2002
Oil and gas revenues	$35,837	$33,855	$12,106

Cost and expenses:
Lease operating expense	7,373	6,458	2,081
Production taxes	2,108	1,946	796
General and administrative	5,378	4,344	2,153
Depreciation, depletion and amortization	8,712	8,390	6,220

Total costs and expenses	23,571	21,138	11,250

Operating income	12,266	12,717	856

Other income (expense), net:
Equity in income of First Permian, L.P.	—	—	31,044
Incentive awards attributable to the sale of First Permian, L.P.	—	—	(1,382)
Loss on sale of marketable securities	—	—	(717)
Change in fair market value of derivatives	—	(22)	(948)
Gain (loss) on ineffective portion of hedges	(945)	191	—
Interest and other income	189	116	93
Dividend income	—	—	371
Interest expense	(2,732)	(2,048)	(601)
Other expense	(324)	(259)	(332)

Total other income (expense), net	(3,812)	(2,022)	27,528

Income before income taxes	8,454	10,695	28,384

Income tax expense, deferred	(2,869)	(3,031)	(9,683)

Income before cumulative effect of change in accounting principle	5,585	7,664	18,701
Cumulative effect on prior years of a change in accounting principle, net of tax of $32	—	(62)	—

Net income	5,585	7,602	18,701

Cumulative preferred stock dividend	(572)	(580)	(585)

Net income available to common stockholders	$5,013	$7,022	$18,116

Net income per common share:
Basic — before cumulative effect of a change in accounting principle	$0.20	$0.33	$0.88
Cumulative effect of a change in accounting principle, net of tax	—	—	—

Basic — after cumulative effect of a change in accounting principle	$0.20	$0.33	$0.88

Diluted — before cumulative effect of a change in accounting principle	$0.20	$0.31	$0.79
Cumulative effect of a change in accounting principle, net of tax	—	—	—

Diluted — after cumulative effect of a change in accounting principle	$0.20	$0.31	$0.79

See accompanying Notes to Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION

Consolidated Statements of Stockholders’Equity
Years ended December 31, 2004, 2003 and 2002
(amounts in thousands)

	Preferred stock		Common stock		Additional		Accumulated	Total
	Number of		Number of		paid-in	Retained	Comprehensive	stockholders’
	shares	Amount	shares	Amount	capital	earnings (deficit)	Loss	equity
Balance
January 1, 2002	975	$97	20,664	$207	$34,111	$(8,078)	$—	$26,337
Common stock issued as part of asset purchase	—	—	454	5	995	—	—	1,000
Options exercised, including income tax benefit of $16	—	—	25	—	46	—	—	46
Net income	—	—	—	—	—	18,701	—	18,701
Dividends on preferred stock ($0.60 per share)	—	—	—	—	—	(585)	—	(585)

Balance,
December 31, 2002	975	97	21,143	212	35,152	10,038	—	45,499
Common stock issued for cash	—	—	4,000	40	12,080	—	—	12,120
Preferred stock converted	(15)	(1)	43	1	—	—	—	—
Warrants issued for services	—	—	—	—	157	—	—	157
Options exercised, including income tax benefit of $19	—	—	31	—	57	—	—	57
Stock option expense	—	—	—	—	98	—	—	98
Decrease in value of cash flow hedges	—	—	—	—	—	—	(3,721)	(3,721)
Net income	—	—	—	—	—	7,602	—	7,602
Dividends on preferred stock
($0.60 per share)	—	—	—	—	—	(580)	—	(580)

Balance
December 31, 2003	960	96	25,217	253	47,544	17,060	(3,721)	61,232
Common stock issued for services	—	—	21	—	99	—	—	99
Preferred stock converted	(10)	(1)	27	—	1	—	—	—
Options exercised, including income tax benefit of $177	—	—	174	1	522	—	—	523
Deferred stock offering costs	—	—	—	—	(7)	—	—	(7)
Stock option expense	—	—	—	—	169	—	—	169
Decrease in value of cash flow hedges	—	—	—	—	—	—	(7,035)	(7,035)
Net income	—	—	—	—	—	5,585	—	5,585
Dividends on preferred stock ($0.60 per share)	—	—	—	—	—	(572)	—	(572)

Balance
December 31, 2004	950	$95	25,439	$254	$48,328	$22,073	$(10,756)	$59,994

See accompanying Notes to Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION

Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002
 (in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$5,585	$7,602	$18,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,712	8,390	6,220
Accretion of asset retirement obligation	92	139	—
Equity in income of First Permian, L.P.	—	—	(31,044)
Loss on sale of marketable securities	—	—	717
Deferred income taxes	2,869	3,031	9,683
Change in fair value of derivative instruments	—	22	508
(Gain) loss on ineffective portion of hedges	945	(191)	440
Common stock issued in lieu of cash for directors fees	99	—	—
Stock option expense	169	98	—
Stock-based financial advisory services	—	157	—
Cumulative effect on prior years of a change in accounting principle, net of tax	—	62	—

Changes in assets and liabilities:
Other, net	(266)	139	(549)
Increase in accounts receivable	(2,112)	(783)	(1,608)
(Increase) decrease in other current assets	31	(132)	(621)
Increase (decrease) in accounts payable and accrued liabilities	1,603	931	(388)
Purchase of derivative instruments	—	—	(531)

Net cash provided by operating activities	17,727	19,465	1,528

Cash flows from investing activities:
Additions to oil and gas properties	(67,911)	(14,930)	(61,240)
Restricted cash	(2,287)	—	—
Proceeds from disposition of oil and gas properties	1,625	64	693
Proceeds from disposition of Energen Stock	—	—	24,863
Additions to other property and equipment	(647)	(331)	(531)
Distribution received from investment of First Permian, LLC	—	—	5,938
Investment in Westfork Pipeline	(298)	(297)	—

Net cash used in investing activities	(69,518)	(15,494)	(30,277)

Cash flows from financing activities:
Net borrowing (payments) on revolving line of credit	39,250	(10,000)	37,750
Proceeds from exercise of stock options	523	55	45
Proceeds (net) from common stock issued	—	12,120	—
Payment of preferred stock dividend	(572)	(580)	(585)
Deferred stock offering costs	(7)	—	—

Net cash provided by financing activities	39,194	1,595	37,210

Net increase (decrease) in cash and cash equivalents	(12,597)	5,566	8,461

Cash and cash equivalents at beginning of year	17,378	11,812	3,351

Cash and cash equivalents at end of year	$4,781	$17,378	$11,812

Non-cash financing and investing activities:
Oil and gas properties asset retirement obligation	$338	$1,075	$—
(Non-cash) proceeds from sale of investment of First Permian, L.P.	$—	$—	$(25,580)
Accrued preferred stock dividend	$—	$—	$24
Issuance of stock for purchase of oil and gas property	$—	$—	$1,000

     See accompanying Notes to Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2004, 2003 and 2002
(dollars in thousands)

	2004	2003	2002
Net income	$5,585	$7,602	$18,701

Other comprehensive loss:
Unrealized losses on derivatives	(19,378)	(8,336)	—
Reclassification adjustment for losses on derivatives included in net income	8,719	2,699	—

Change in fair value of derivatives	(10,659)	(5,637)	—
Income tax benefit	3,624	1,916	—

Total other comprehensive loss	(7,035)	(3,721)	—

Total comprehensive income (loss)	$(1,450)	$3,881	$18,701

See accompanying notes to Consolidated Financial Statements

PARALLEL PETROLEUM CORPORATION

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(1) Organization, Business and Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The accompanying financial statements present the consolidated results of Parallel Petroleum Corporation, a Delaware Corporation, and its wholly owned subsidiaries, Parallel L.P. and Parallel, L.L.C (collectively “the Company” or Parallel). All significant inter-company account balances and transactions have been eliminated.

(b)	Nature of Operations

The Company’s focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company’s business activities are carried out primarily in Texas. The Company’s activities are focused in the Permian Basin of west Texas and New Mexico, Liberty County in east Texas and the onshore Gulf Coast area of south Texas. The Company is actively evaluating, leasing, drilling and preparing to drill new projects located in New Mexico, the Fort Worth Basin of Texas, the Cotton Valley Reef trend of east Texas and the Uinta Basin of Utah.

(c)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated working interest owners and crude oil and natural gas purchasers. A substantial portion of Parallel’s oil and natural gas reserves are located in the Permian Basin and the Company may be disproportionally exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs and significant governmental regulation, including any curtailment of production or interruption of transportation of oil or gas produced from the wells.

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

Depletion is provided using the unit-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. There was no impairment recorded for 2004, 2003 and 2002.

If the net investment in oil and gas properties in a cost center, as adjusted for asset retirement obligations, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves (see Note 15) and (2) the lower of cost or fair market value of

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. The standardized measure is calculated using a 10% discount rate and is based on unescalated prices in effect at year-end with effect given to the Company’s cash flow hedge positions.

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

Other:

Maintenance and repairs are charged to operations. Renewals and betterments are capitalized to the appropriate property and equipment accounts.

Upon retirement or disposition of assets other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, recognized in income. Depreciation of other property and equipment is computed using the straight–line method based on the estimated useful lives of the property and equipment.

(e)	Income Taxes

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

(f)	Investments

Investments in affiliated companies with a 20% to 50% ownership interest are accounted for on the equity basis and, accordingly, net income includes the Company’s share of their income or loss.

(g)	Stock-Based Compensation

Prior to 2003, Parallel accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. In September, 2003, Parallel adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123, whereby certain transitional alternatives are available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Parallel used the prospective method which applied prospectively the fair value recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation was adopted. The potential impact of using the fair value method for all options, on a pro forma basis, is presented in the table that follows. As Parallel adopted the fair value recognition

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

provisions of SFAS No. 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the charge for stock-based compensation included in the determination of income in 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

Parallel recognized compensation expense of $169,000 in 2004 and $98,000 in 2003 associated with its stock option grants in 2003. The total number of options granted during 2003 was 180,000. There were no options granted during 2004.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

	2004	2003	2002
	(in thousands, except per share data)
Net income as reported	$5,585	$7,602	$18,701

Add:
Expense recorded in 2004 and 2003	169	98	—

Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(360)	(587)	(757)

Pro forma net income	$5,394	$7,113	$17,944

Earnings per share:
Basic — as reported	$0.20	$0.33	$0.88

Basic — pro forma	$0.20	$0.33	$0.87

Diluted — as reported	$0.20	$0.31	$0.79

Diluted — pro forma	$0.20	$0.29	$0.74

(h)	Environmental Expenditures

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

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable.

(i)	Earnings Per Share

Basic earnings per share excludes any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share; however, diluted earnings per share reflect the assumed conversion of all potentially dilutive securities.

The following table provides the computation of basic and diluted earnings per share for the year ended December 31:

	2004	2003	2002
	(in thousands except per share data)
Basic EPS Computation:
Numerator-
Net income before cumulative effect of a change in accounting principle	$5,585	$7,664	$18,701
Cumulative effect of a change in accounting principle, net of tax	—	(62)	—

	5,585	7,602	18,701
Preferred stock dividend	(572)	(580)	(585)

Net income available to common stockholders	$5,013	$7,022	$18,116

Denominator-
Weighted average common shares outstanding	25,323	21,264	20,680

Basic EPS:
Net income before cumulative effect of a change in accounting principle	$0.20	$0.33	$0.88
Cumulative effect of a change in accounting principle, net of tax	—	—	—

Basic net earnings per share	$0.20	$0.33	$0.88

Diluted EPS Computation:
Numerator-
Net income before cumulative effect of a change in accounting principle	$5,585	$7,664	$18,701
Cumulative effect of a change in accounting principle, net of tax	—	(62)	—

	5,585	7,602	18,701
Preferred stock dividend	—	—	—

Net income available to common stockholders	$5,585	$7,602	$18,701

Denominator -
Weighted average common shares outstanding	25,323	21,264	20,680
Employee stock options	289	150	85
Warrants	76	20	—
Preferred stock	2,714	2,741	2,784

Weighted average common shares for diluted earnings per share assuming conversion	28,402	24,175	23,549

Diluted EPS:
Net income before cumulative effect of a change in accounting principle	$0.20	$0.31	$0.79
Cumulative effect of a change in accounting principle, net of tax	—	—	—

Diluted net earnings per share	$0.20	$0.31	$0.79

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Some stock options and warrants during 2004, 2003 and 2002, approximately 664,000, 1.4 million and 1.9 million shares, respectively, were not included in the computation of diluted net earnings per share because the stock options’ exercise price was greater than the average market price of common stock of the Company.

(j)	Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The oil and gas reserve estimates, and the related future net cash flows derived from those reserves, are used in the determination of depletion expense and the full-cost ceiling test and are inherently imprecise. Actual results could differ from those estimates.

(k)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(l)	Restricted Cash

Restricted cash includes cash held in escrow for the purchase of producing properties (see Note 3).

(m)	Reclassifications

Certain reclassifications have been made to 2003 amounts to conform to the 2004 presentation.

(n)	Derivative Financial Instruments

Derivative financial instruments, utilized to manage or reduce commodity price risk related to the Company’s production and interest rate risk related to the Company’s long-term debt, are accounted for under the provisions of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and for Hedging Activities”, and related interpretations. Under this statement, all derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in other expense.

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(o)	Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers.

The following summarizes revenue for each of the three years ended December 31 by product sold.

	2004	2003	2002
	(in thousands)
Oil revenue	$28,455	$18,300	$3,217
Oil hedge	(7,458)	(1,659)	—
Gas revenue	15,735	18,121	8,889
Gas hedge	(895)	(907)	—

	$35,837	$33,855	$12,106

(p)	Recent Accounting Pronouncements

In September 2004, the Securities and Exchange Commission issued “Staff Accounting Bulletin No. 106” (SAB No. 106). SAB No. 106 applies to companies using the full cost method of accounting for oil and gas properties and equipment costs. SAB No. 106 affected the way in which the Company calculates its full cost ceiling limitation (the Company excluded asset retirement costs related to proved developed properties in the calculation of the ceiling) and the way the Company calculated depletion on its gas properties (only asset retirement costs for new recompletions and new wells will be included in future development costs in calculating depletion rates). The Company adopted SAB No. 106 on October 1, 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued “Statement of Financial Accounting Standards No. 123 (revised 2004)”, “Share- Based Payment” (SFAS No. 123(R)) . SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123(R) will be effective for the Company beginning July 1, 2005. The Company does not expect SFAS No. 123(R) to have a material impact on its results of operations.

In December 2004, the FASB issued FASB Staff Position FAS 109-1, “Application on FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 clarifies how to apply Statement No. 109 to the new law’s tax deduction for income attributable to “Domestic production activities.” The Company is currently evaluating the impact of the new law.

(2)	Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The carrying amount of long-term debt approximates fair value because the Company’s current borrowing rate is based on a variable market rate of interest. The Company also has derivative instruments which are described in Footnote 5.

(3)	Oil and Gas Properties

The following table reflects capitalized costs related to the oil and gas properties as of December 31:

	2004	2003
	(in thousands)
Proved properties	$219,719	$160,287
Unproved properties , not subject to depletion	9,526	2,334

	229,245	162,621
Accumulated depletion	(77,623)	(69,726)

	$151,622	$92,895

Certain directly identifiable internal costs of property acquisition, exploration, and development activities are capitalized. Such costs capitalized in 2004, 2003 and 2002 totaled $1.0 million, $0.9 million and $1.3 million, respectively.

Depletion per equivalent unit of production (BOE) was $7.05, $6.83 and $10.52 for 2004, 2003, and 2002, respectively.

The following table reflects costs incurred in oil and gas property acquisition, exploration, and development activities for each of the years in the three year period ended December 31:

	2004	2003	2002
		(in thousands)
Proved property acquisition costs	$39,763	$2,209	$48,044
Unproved property acquisitions costs	7,400	3,831	2,295
Exploration	6,794	3,240	1,291
Development	13,954	5,650	9,308

	$67,911	$14,930	$60,938

On December 20, 2002, Parallel purchased a majority non-operated interest in producing oil and gas properties located in the Fullerton Field of Andrews County, Texas in the Permian Basin of west Texas. The total purchase price for this interest in the Fullerton properties was $46.0 million.

In September and October 2004, in two separate transactions, Parallel purchased additional non-operated working interests in the Fullerton Field properties. The net purchase price for these two transactions was approximately $20.9 million.

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

In October and December 2004, Parallel purchased producing properties in the Carm-Ann San Andres and North Means Queen Unit located in Andrews and Gaines counties, Texas. The combined net purchase price was approximately $16.5 million. In January 2005, Parallel acquired additional interest, in these properties for a net purchase price of approximately $1.5 million. The 2005 purchase was made out of restricted cash.

(4)	Asset Retirement Obligation

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires companies to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as part of the cost of the related oil and gas properties.

The adoption of SFAS 143 required the Company to record a non-cash expense, net of tax, of approximately $62,000 as a cumulative effect of change in accounting principle in the first quarter of 2003, as well as a non-current liability of approximately $1.5 million and an addition to oil and gas properties of approximately $1.5 million. The following table summarizes the Company’s asset retirement obligation transactions as if SFAS No. 143 had been applied during all periods presented.

	2004	2003	2002
		(in thousands)
			Pro Forma
Beginning asset retirement obligation	$1,701	$1,469	$897
Additions related to new properties	886	345	498
Deletions related to property disposals	(547)	(252)	—
Accretion expense	92	139	74

Ending asset retirement obligation	$2,132	$1,701	$1,469

The table below reflects, on a pro forma basis, the net income and net income per share amounts as if the provisions of SFAS No. 143 had been applied during all the periods presented.

	2004	2003	2002
	(dollars in thousands except per share data)
			Pro Forma
Net income, as reported	$5,585	$7,602	$18,701

Accretion of asset retirement obligation, net of tax	—	—	(39)
Cumulative effect of change in accounting principle, net of tax	—	62	—

Pro forma net income	$5,585	$7,664	$18,662

Basic net income per share, as reported	$0.20	$0.33	$0.88

Basic net income per share, pro forma	$0.20	$0.33	$0.88

Diluted net income per share, as reported	$0.20	$0.31	$0.79

Diluted net income per share, pro forma	$0.20	$0.31	$0.79

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(5)	Derivative Instruments

The Company enters into derivative contracts to provide a measure of stability in the Company’s oil and gas revenues and interest rate payments and to manage exposure to commodity price and interest rate risk. The Company’s objective is to lock in a range of oil and gas prices and fixed interest rate.. The Company’s line of credit agreement as of December 31, 2004 required at least 50% of the Company’s estimated monthly crude oil produced from proved producing oil and gas properties during 2005 calendar year and thereafter until the maturity date to be hedged. The Company designates its interest rate swaps, costless collars and commodity swaps as cash flow hedges. The effective portion of the unrealized gain or loss on cash flow hedges is recorded in other comprehensive income until the forecasted transaction occurs. During the term of a cash flow hedge, the effective portion of the change in the fair value of the derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to oil and gas revenues when the production is sold and interest expense as the interest accrues. Ineffective portions of hedges (changes in realized prices that do not match the changes in the hedge price) are recognized in other expense as they occur. While the hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract.

As of December 31, 2004 and 2003, the Company had recorded unrealized losses of $16.3 million and $5.9 million, respectively, related to its derivative instruments, which represented the estimated aggregate fair values of the Company’s open derivative contracts as of that date. In addition, the Company recorded realized losses related to the ineffective portion of derivative instruments aggregating approximately $1.2 million for December 31, 2004, and a gain or reversal of ineffectiveness, of $0.2 million at December 31, 2003. These unrealized and realized losses are presented on the Consolidated Balance Sheet ending December 31, 2004 and 2003, as a current liability of $8.0 million and $3.2 million and long-term liabilities of $9.5 million and $2.7 million, respectively. The unrealized losses are presented in stockholders’ equity in the Consolidated Balance Sheets as accumulated other comprehensive loss of $10.8 million, net of income taxes of $5.5 million for December 31, 2004 and $3.7 million, net of income taxes of $1.9 million for December 31, 2003. During the twelve month period ending December 31, 2005, the Company expects approximately $4.9 million, net of income taxes, to be transferred out of accumulated comprehensive loss and charged to earnings.

The Company is exposed to credit risk in the event of nonperformance by BNP Paribas, a counterparty, in its derivative instruments. However, the Company periodically assesses its credit worthiness to mitigate this credit risk.

Interest Rate Sensitivity

Swaps. The Company entered into 48-month LIBOR fixed interest rate swap contracts with BNP Paribas. The Company will pay a fixed interest rate, as noted in the table below, for the 48-month period beginning January 1, 2005 through December 30, 2008.

Under the Company’s revolving credit facility, the Company may elect an interest rate based upon the agent bank’s base lending rate plus a base rate margin of up to 2.00%, or the LIBOR rate, plus a margin ranging from 2.25% to 4.75% per annum, depending on the Company’s borrowing base usage. The interest rate the Company is required to pay, including the applicable margin, may never be less than 4.50%.

The Company entered into fixed rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contract. The effect of the Swap is that the Company converted its variable rate debt into

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

fixed rate debt. The Company will receive variable interest rates as previously described and pay fixed rates as shown in the table below.

	Notional
Period of Time	Amounts	Fixed Interest Rates
	$ in millions
January 1, 2005 thru December 31, 2005	$50	3.36%
January 1, 2006 thru December 31, 2006	$50	3.82%
January 1, 2007 thru December 31, 2007	$50	4.30%
January 1, 2008 thru December 30, 2008	$50	4.74%

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

Costless Collars. Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount the Company will receive for the oil or gas hedged. Calls are sold to offset the premium paid for buying the put. The Company has entered into costless gas collars and light sweet crude oil collars.

A recap for the period of time, number of MMBtu’s, number of barrels, and oil and gas prices is as follows:

					Houston Ship Channel
	Barrels of	NyMex oil prices		M M Btu of	gas prices
Period of Time	Oil	Floor	Cap	Natural Gas	Floor	Cap
April 1, 2005 thru October 31, 2005	—	$—	$—	428,000	$5.00	$7.26
January 1, 2005 thru December 31, 2005	73,000	$36.00	$49.60	—	$—	$—
January 1, 2006 thru December 31, 2006	70,800	$35.00	$44.00	—	$—	$—

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

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The Company has entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu’s, number of barrels, and swap prices is as follows:

	Barrels			Houston Ship
	of	Nymex Oil	M MBtu of	Channel
Period of Time	Oil	Swap Price	Natural Gas	Gas Swap Price
January 1, 2005 thru Dece mber 31, 2005	620,500	$30.19	—	$—
January 1, 2005 thru March 31, 2005	—	$—	180,000	$4.705
January 1, 2006 thru Dece mber 20, 2006	448,000	$28.46	—	$—
January 1, 2007 thru Dece mber 31, 2007	474,500	$34.36	—	$—
January 1, 2008 thru Dece mber 31, 2008	439,200	$33.37	—	$—

(6)	Equity Investments and Property Acquisitions

On March 7, 2002, First Permian entered into an Agreement of Sale and Purchase with Energen Resources Corporation, a wholly owned subsidiary of Energen Corporation (Energen), to sell all of First Permian’s oil and gas properties for a gross consideration of $120.0 million in cash and 3.0 million shares in Energen stock approximating $70.0 million in value. Energen is a publicly traded company listed on the NYSE. The transaction closed on April 8, 2002. As a 30.675% interest owner in First Permian, the Company received its prorata share of the net proceeds, $5.5 million in cash and 933,589 shares of Energen common stock. All shares of Energen stock were sold prior to December 31, 2002 for $24.9 million; resulting in the total proceeds from the sale of First Permian in the amount of $30.4 million.

Through 2004, the Company has invested $595,000 in a partnership to construct the Westfork Pipeline on its leaseholds in the Barnett Shale area, which is recorded as an equity investment in the accompanying consolidated balance sheet. The Company has budgeted expenditures of approximately $420,000 for 2005, resulting in a 28% interest in the partnership, which mirrors the Company’s working interest in the leaseholds in the area. The Company intends to develop those leaseholds and utilize the pipeline to transport the resulting production to market. The partnership is currently acquiring the necessary easements and permits for the pipeline. Upon successful completion of the acquisition of the easements, construction of the pipeline and development of the leasehold will commence.

In September and October 2004, with two separate transactions, Parallel purchased additional non-operated working interest in the Fullerton Field properties. The net purchase price for these transactions was approximately $20.9 million.

In October and December 2004, Parallel purchased properties in the Carm-Ann San Andres and North Means Queen Unit located in Andrews and Gaines counties, Texas. The combined net purchase price was approximately $16.5 million. In January 2005, Parallel acquired additional interest in these properties for a net purchase price of approximately $1.5 million.

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The following table presents unaudited, pro forma operating results as if the 2004 property purchases were effective on January 1, 2004 and 2003. This pro forma information does not reflect the effects of the January 2005 purchase.

	2004				2003
				Total				Total
	PLLL	Fullerton	Carm Ann	Pro Forma	PLLL	Fullerton	Carm Ann	Pro Forma
	(in thousands, except per share data)				(in thousands, except per share data)
Oil and gas revenue	$35,837	$3,484	$2,311	$41,632	$33,855	$3,320	$2,473	$39,648
Operating income	$12,266	$1,876	$587	$14,729	$12,717	$1,228	$933	$14,878
Net income available to common stockholders	$5,013	$785	$(28)	$5,770	$7,022	$207	$138	$7,367

Net income per common share:
Basic	$0.20	$0.03	$—	$0.23	$0.33	$0.01	$0.01	$0.35
Diluted	$0.20	$0.02	$—	$0.22	$0.31	$0.01	$0.01	$0.33

The pro forma results have been prepared for comparative purposes only. The Company does not purport to present actual results that would have been achieved or to be indicative of future results.

(7)	Revolving Credit Facility

The Company has a revolving credit facility with a bank under which borrowings totaling $79.0 million and $39.8 million were outstanding as of December 31, 2004 and 2003, respectively.

The revolving credit facility has varying interest rates and consists of the following bank’s base rate and LIBOR tranches at December 31:

	2004	2003
	(in thousands)
Revolving Facility note payable to banks ,
Agent bank’s base lending rate of 7.25% and 4.50%	$5,000	$39,750
Libor No . 1 at 6.73% (maturing January 3, 2005)	55,000	—
Libor No . 2 at 7.29% (maturing May 23, 2005)	19,000	—

Total note payable to banks	$79,000	$39,750

On September 27, 2004, the Company entered into a Second Amended and Restated Credit Agreement (or the “Credit Agreement”) with a syndication of banks.

The Credit Agreement provides for a revolving credit facility which means that the Company can borrow, repay and reborrow funds drawn under the credit facility. The total amount that the Company can borrow and have outstanding at any one time is limited to the lesser of $200.0 million or the “borrowing base” established by their lenders. As of December 31, 2004, the Company’s borrowing base was $85.8 million. The principal amount outstanding under the credit facility at December 31, 2004 was $79.0 million, excluding $350,000 reserved for the Company’s letters of credit. The amount of the borrowing base is

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

based primarily upon the estimated value of the Company’s oil and gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at the Company’s request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of the Company’s loan exceeds the borrowing base, the Company must either provide additional collateral to the lenders or repay the principal of the note in an amount equal to the excess. Except for the principal payments that may be required because of the Company’s outstanding loans being in excess of the borrowing base, interest only is payable monthly.

Loans made to the Company under this credit facility bear interest at the bank’s base rate or the LIBOR rate, at the Company’s election. Generally, the bank’s base rate is equal to the sum of (a) the prime rate published in the Wall Street Journal, and (b) if the principal amount outstanding is equal to or greater than 85% of the borrowing base established by the lenders, a margin of 2.00%.

The LIBOR rate is generally equal to the sum of (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered on one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.25% to 4.75%, depending upon the outstanding principal amount of the loans. If the principal amount outstanding is equal to or greater than 85% of the borrowing base established by the lenders, the margin is 4.75%. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, but less than 85% of the borrowing base, the margin is 2.75%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.25%.

The interest rate the Company is required to pay, including the applicable margin, may never be less than 4.50%. At December 31, 2004, the Company’s interest rate was 7.25%.

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

If the borrowing base is increased, the Company is required to pay a fee of .375% on the amount of any increase in the borrowing base.

All outstanding principal under the revolving credit facility is due and payable on December 20, 2008. The maturity date of the Company’s outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Credit Agreement.

Parallel, L.L.C., a subsidiary of Parallel Petroleum Corporation, guaranteed payment of the loans.

The Company’s obligations to the lenders are secured by substantially all of its oil and gas properties.

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The Credit Agreement contains various restrictive covenants and compliance requirements as follows:

•	at the end of each quarter, a current ratio (as defined in the credit agreement) of at least 1.1 to 1.0;

•	for each period (as calculated in the Credit Agreement) ending on December 31, March 31, June 30 and September 30, a funded debt ratio (as defined in the Credit Agreement) of not more than 3.70, 3.60 and 3.50 respectively for December 31, 2004, 2005, 2006 and 2007; and

•	at all times, adjusted consolidated net worth (as defined in the Credit Agreement) of at least (a) $50.0 million, plus (b) seventy-five percent (75%) of the net proceeds from any equity securities issued by the Company, plus (c) fifty percent (50%) of the Company’s consolidated net income for each fiscal quarter, if positive, and zero percent (0%) if negative.

As of December 31, 2004, the Company was in compliance with its bank covenants.

The Credit Agreement also contains restrictions on all retained earnings and net income for payment of dividends on common stock.

Under the Credit Agreement, Parallel also entered into a separate commitment letter with the lenders. The lenders under the Credit Agreement temporarily made an additional $20.5 million available which we borrowed to fund property acquisitions in 2004 and early 2005. This amount was repaid with a portion of the proceeds from the public offering of common stock completed in February 2005 discussed in Note 9.

If the Company has borrowing capacity under the Credit Agreement, the Company intends to borrow, repay and reborrow under the revolving credit facility from time to time as necessary, subject to borrowing base limitations, to fund:

•	interpretation and processing of 3-D seismic survey data;

•	lease acquisitions and drilling activities;

•	acquisitions of producing properties or companies owning producing properties; and,

•	general corporate purposes.

(8)	Income Taxes

The Company’s income tax provision is classified as follows:

	Years ended December 31,
	2004	2003	2002
	(dollars in thousands)
Income tax expense, all deferred	$2,869	$3,031	$9,683
Cumulative effect of change in accounting principle	—	(32)	—
Losses on derivatives recognized in other comprehensive income	(3,624)	(1,916)	—

Total income tax provision (benefit), all deferred	$(755)	$1,083	$9,683

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Federal income tax expense differs from the amount computed at the Federal statutory rate as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Income tax expense at statutory rate	$2,874	$3,700	$9,651
Statutory depletion	(29)	(96)	(360)
State tax, net of federal benefit(1)	6	(594)	370
Nondeductible expenses and other	18	21	22

Income tax expense	$2,869	$3,031	$9,683

(1)	The state tax benefit in 2003 resulted from a reversal of a prior year estimate.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2004	2003
	(in thousands)
Current:
Deferred tax assets:
Losses on derivatives recognized in other comprehensive income	$2,531	$1,098

Noncurrent:
Deferred tax assets:
Net operating loss carryforwards, state and federal	$4,196	$3,104
Statutory depletion carryforwards	2,019	1,724
Alternative minimum tax credit carryforward	118	118
Equity investment in First Permian, LLC	—	16
Losses on derivatives recognized in other comprehensive income	3,010	818
Crude oil mark-to-market	407	85
Asset retirement obligations	110	79
Other	39	5

Total noncurrent deferred tax assets	9,899	5,949

Deferred tax liabilities:
Property and equipment, principally due to differences in basis, expensing of intangible drilling costs for tax purposes and depletion	(16,386)	(11,758)

Total deferred tax liabilities	(16,386)	(11,758)

Net noncurrent deferred income tax liability	$(6,487)	$(5,809)

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

As of December 31, 2004, the Company had net operating loss carryforwards for regular tax and alternative minimum taxable income (AMT) purposes available to reduce future taxable income. These carryforwards expire as follows:

	Net operating	A M T
	loss	operating loss
	(in thousands)
2019	$4,435	$4,869
2021	4,576	4,498
2022	44	44
2023	7	332
2024	3,089	3,118

	$12,151	$12,861

As of December 31, 2004, the Company had approximately $118,000 of alternative minimum tax credit carryover that does not expire.

(9)	Equity Transactions

Preferred Stock

As of December 31, 2004 the Company had outstanding 950,000 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of Convertible Preferred Stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The Convertible Preferred Stock has a liquidation preference of $10 per share and has no voting rights, except as required by law. The Company may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends.

On October 5, 2000, the Company authorized 50,000 shares of $0.10 par Series A Preferred Stock. These shares will be issued upon the exercise of the Company’s Preferred Stock Purchase Rights. Subject to the rights of the holders of any series of preferred stock ranking prior and superior to the Series A preferred stock with respect to dividends, the holders of shares of the Series A Preferred Stock shall be entitled to receive, when, and if declared by the board of directors, quarterly dividends payable in cash on the first day of July, October, January and April, in each year, commencing on the first quarterly dividend payment Date after the first issuance of a fraction of a share of Series A Preferred Stock. Each share of Series A Preferred Stock shall entitle the holder to one one-thousandth of a vote on all matters submitted to a vote of the stockholders of the Company.

Sale of Equity Securities

On December 23, 2003, the Company privately placed a total of 4.0 million shares of common stock, $.01 par value per share, at a price of $3.25 per share. Gross cash proceeds from the placement were $13.0 million, and net proceeds were $12.1 million. The shares were subsequently registered for resale under the Securities Act of 1933, as amended.

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

On February 9, 2005, the Company sold 5,750,000 shares of its common stock, $.01 par value per share, pursuant to a public offering at a price of $5.27 per share. Gross cash proceeds were $30.3 million, and net proceeds were approximately $28.0 million. The common shares were issued under Parallel’s $100.0 million Universal Shelf Registration Statement on Form S-3 which became effective in November 2004. The proceeds were used to reduce the revolving credit facility.

(10)	Stock Options, Warrants and Rights

The Company awards both incentive stock options and nonqualified stock options to selected key employees, officers and directors. The options are awarded at an exercise price equal to the closing price of the Company’s common stock on the date of grant. These options vest over a period of two to ten years with a ten-year exercise period. As of December 31, 2004, options expire beginning in 2006 and extending through 2013. Options to purchase a total of 217,500 shares of common stock remain available for grant. The Company has reserved 95,112 of shares of common stock to issue for director fees.

Under FAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002. No options were granted during 2004.

	2003	2002
Risk-free interest rate	3.7%	2.5%
Expected life	8 years	8 years
Expected volatility	45.3%	45.2%

A summary of the Company’s employee stock options as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is presented below:

	Year ended		Year ended		Year ended
	December 31, 2004		December 31, 2003		December 31, 2002
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	shares	average price	shares	average price	shares	average price
Stock options:
Outstanding at beginning of year	2,138,150	$3.65	2,338,750	$2.71	2,103,750	$3.74
Options granted	—	—	180,000	2.96	345,000	2.54
Options exercised	(174,400)	(3.00)	(30,600)	(1.82)	(25,000)	(1.82)
Options cancelled	—	—	(100,000)	(4.97)	—	—
Options expired	(45,000)	(4.29)	(250,000)	(3.94)	(85,000)	(1.75)

Outstanding at end of year	1,918,750	$3.71	2,138,150	$3.65	2,338,750	$2.71

Exercisable at end of year	1,776,250	$3.50	1,785,650	$3.85	1,656,250	$2.82

Weighted average fair value of options granted during the year		$—		$1.64		$1.66

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The following table summarizes information about the Company’s employee stock options outstanding and exercisable at December 31, 2004:

	Options outstanding			Options exercisable
	Number	Weighted		Number
	Outstanding at	average	Weighted	exercisable at	Weighted
Range of	December 31,	remaining	average	December 31,	average
exercise prices	2004	contractual life	exercise price	2004	exercise price
$1.81 - $3.60	990,000	7 years	$2.67	900,000	$2.64
$4.09 - $5.40	928,750	5 years	$4.83	876,250	$4.82

	1,918,750			1,776,250

(a) Stock Warrants

The Company has outstanding at December 31, 2004, 2003 and 2002; 300,000, warrants which were issued as part of the Company’s initial public offering in 1980. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions and in the event of liquidation, dissolution, or winding up of the Company, the holders are not entitled to participate in the assets of the Company.

The Company also has outstanding at December 31, 2004, 2003 and 2002 an additional 275,000 warrants issued as partial payment for services rendered for financial and investment advice in 2001. The warrants have an exercise price equal to the average of the last bid and asked price of the Company’s common stock on the effective date of the issuance of the warrants and have a term of five years from date of issuance and a vesting period of one year. The exercise price for the warrants is $2.95. The expense related to these warrants in the amount of $99,000 was recorded in other expenses in 2001 and is based on the estimated fair value on the date of grant using the Black-Scholes option pricing model.

The Company has outstanding at December 31, 2004 and 2003, 100,000 warrants which were issued as partial payment for services rendered for financial and investment advice for the Company’s private placement offering in December, 2003. The warrants have an exercise price equal to the average of the last bid and asked price of the Company’s common stock on the effective date of the issuance of the warrants and have a term of five years from date of issuance and a vesting period of one year. The exercise price for the warrants is $3.98. The fair value related to these warrants in the amount of $157,000 was recorded in other expenses in 2003 and is based on the estimated fair value on the date of grant using the Black-Scholes option pricing model.

(b) Stock Rights

On October 5, 2000, the board of directors declared a dividend of one Right for each outstanding share of the Company’s common stock. If a public announcement that a person has acquired 15% or more of the Company’s common stock or a tender offer or exchange offer is made for 15% or more of the common stock, each Right will entitle the holder to purchase from the Company one one-thousandth of a share of

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Series A Preferred Stock, par value $0.10 per share, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment.

Initially, the Rights attach to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights separate from the common stock upon the earlier of (1) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock or (2) ten business days (or such later date as the board of directors shall determine) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of common stock. The date the Rights separate is referred to as the “distribution date”.

Under certain circumstances the Rights entitle the holders to buy the Company’s stock at a 50% discount. In the event that (1) the Company is the surviving corporation in a merger or other business combination with an entity that owns 15% or more of the Company’s outstanding stock; (2) any person shall acquire beneficial ownership of 15% of the Company’s outstanding stock; or, (3) there is any type of recapitalization of the Company that results in an increase by more than 1% the proportionate share of equity securities of the Company owned by a person who owns 15% or more of the Company’s outstanding stock, each Right holder will have the option to buy for the purchase price common stock of the Company having a value equal to two times the purchase price of the Right.

Under certain circumstances the Rights entitle the holders to buy shares of the acquirer’s common stock at a 50% discount. In the event that, at any time after a person has acquired 15% or more of the Company’s common stock, (1) the Company enters into a merger or other business combination transaction in which the Company is not the surviving corporation; (2) the Company is the surviving corporation in a transaction in which all or part of the common stock is exchanged for cash, property or securities of any other person; or, (3) more than 50% of the assets, cash flow or earning power of the Company is sold, each right holder will have the option to buy for the purchase price stock of the acquiring company having a value equal to two times the purchase price of the Right.

The Rights are not exercisable until the distribution date and will expire at the close of business on October 5, 2010, unless earlier redeemed by the Company for $0.001 per Right.

(11) Related Party Transactions

An entity owned by Thomas R. Cambridge, the Company’s Chairman of the board of directors, is the owner and acted as the Company’s agent in performing the routine day to day operations on 2 wells. In 2004, 2003 and 2002 the Company was billed approximately $15,000, $51,000 and $85,000, respectively, for the Company’s pro rata share of lease operating and drilling expenses and received approximately $165,000, $198,000 and $187,000 in 2004, 2003, and 2002, respectively, in oil and gas revenues related to these wells. These 2 wells were acquired in 1984.

An entity, in which Mr. Cambridge is the President, owned interests in certain wells that are administered by the Company. During 2004 the Company charged approximately $4,000 for lease operating expense and paid approximately $3,000 in oil and gas revenues related to these wells.

Dewayne E. Chitwood, a Director of the Company, also serves as director of an entity which owns 110,000 shares of preferred stock of the Company. In addition, a Foundation, where Mr. Chitwood is the Chairman of the board of directors of the Foundation; and a Trust, where he is Trustee, owns a total of

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

55,000 shares each of preferred stock of the Company. These shares of preferred stock of the Company were purchased in 1998 at a price of $10 per share on the same terms as all other unaffiliated purchasers.

An entity, in which Mr. Chitwood is an officer of the managing general partner, owned interests in certain wells that are operated by the Company. During 2004, 2003 and 2002 the Company charged approximately $14,000, $23,000 and $34,000, respectively, for lease operating expenses and paid approximately $48,000, $74,000, and $69,000, respectively, in oil and gas revenues related to these wells.

In December, 2001, and prior to his employment with Parallel, Donald E. Tiffin, our Chief Operating Officer, received a 3% working interest from an unaffiliated third party in the Diamond M Project in Scurry County, Texas for services rendered in connection with assembling the project. In August, 2002, shortly after his employment with Parallel, and due to the personal financial exposure in the Diamond M Project and to prevent the interest from being acquired by a third party, Mr. Tiffin assigned two-thirds of his ownership interest in the project to Parallel at no cost, leaving him with a 1% working interest. Parallel acquired its initial interest in the Diamond M Project in December, 2001. During 2004, the Company charged approximately $115,000 for capital expenditures and lease operating expenses and paid approximately $29,000 in oil and gas revenues related to this project.

(12) Statements of Cash Flows

No Federal income taxes were paid in 2004, 2003 and 2002.

The Company made interest payments of approximately $2.7 million, $2.0 million, and $601,000 in 2004, 2003 and 2002, respectively.

At December 31, 2004, 2003 and 2002, there were $741,000, $600,000 and $301,000, respectively, of property additions accrued in accounts payable.

(13) Major Customers

The following purchasers accounted for 10% or more of the Company’s oil and gas sales for the years ended December 31:

	2004	2003	2002
Company A	22%	30%	31%
Company B	—	—	16%
Company C	—	—	11%
Company D	43%	33%	—

(14) Commitments and Contingencies

From time to time, the Company is a party to ordinary routine litigation incidental to its business. The Company is not currently a party to any pending litigation, and is not aware of any threatened litigation. The Company has not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

The Company established a simplified employee pension plan (“SEP”) covering all salaried employees of the Company. The employees voluntarily contribute a portion of their eligible compensation, not to exceed $13,000, to the SEP. In addition to this annual salary deferral limit, employees who reach age 50 or older

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

during a calendar year can elect to take advantage of a catch-up salary deferral contribution. Eligible participants can increase their salary deferral by $3,000 for the year 2004. The Company may make discretionary contributions to the SEP; however, total contributions cannot exceed $41,000 per employee. During 2004, 2003 and 2002, the Company contributed an aggregate of approximately $133,000, $106,000, and $56,000, respectively, to the SEP.

On January 1, 2005 the Company established a 401(k) Plan and Trust for eligible employees. Employees may not participate in the SEP with the establishment of the 401(k) Plan and Trust.

The Company leases office space under a non-cancelable operating lease expiring in 2006. Future annual payments under this operating lease are $157,000 and $105,000 for the years ended December 31, 2005 and 2006, respectively. Rental expense under our current and former lease totaled approximately $127,000, $130,000, and $84,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company leases two field offices and storage facilities. These two facilities are located in Andrews and Snyder, Texas. The Andrews office is under a non-cancelable commercial lease expiring in 2007 and the Snyder office ends upon the expiration or termination a trade agreement with the prior operator. Future annual payments under these lease agreements total approximately $23,000 for 2005, 2006 and 2007 and $14,000 for 2008 and 2009. Rental expense under these two leases totaled approximately $15,000 and $2,400 for the year ended December 31, 2004 and 2003, respectively.

The Company has an Incentive and Retention Plan which provides for the payment to eligible officers and employees a one time performance bonus and retention payment upon the occurrence of a change of control as defined in the Plan. Because of the uncertainty of the occurrence of a change of control or corporate transaction within the meaning of the plan, the amount of these bonuses is undeterminable.

(15) Supplemental Oil and Gas Reserve Data (Unaudited)

The Company has presented the reserve estimates utilizing an oil price of $40.59, $30.63 and $29.21 per Bbl and a gas price of $5.65, $5.45 and $4.40 per Mcf as of December 31, 2004, 2003 and 2002, respectively. Information for oil is presented in barrels (Bbl) and for gas in thousands of cubic feet (Mcf).

The estimates of the Company’s proved natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants.

The Company’s reserve information was prepared as of December 31, 2004, 2003 and 2002. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

A summary of changes in reserve balances is presented below:

	Total proved		Proved developed
	BBL	MCF	BBL	MCF
		(in thousands)
Reserves as of December 31, 2001	916	13,947	490	9,574
Purchase of reserve s in p lace	9,119	1,931	7,513	1,609
Extensions and discoveries	323	2,048	323	2,048
Revisions of previous estimates	44	377	67	640
Production	(131)	(2,670)	(130)	(2,669)

Reserves as of December 31, 2002	10,271	15,633	8,263	11,202
Extensions and discoveries	1,412	1,811	283	1,811
Revisions of previous estimates	1,030	2,183	1,027	2,409
Production	(629)	(3,356)	(629)	(3,356)

Reserves as of December 31, 2003	12,084	16,271	8,944	12,066
Purchase of reserve s in p lace	4,982	1,432	3,057	733
Sale of reserves in place	(18)	(467)	(18)	(468)
Extensions and discoveries	1,159	4,661	338	3,840
Revisions of previous estimates	1,438	(2,382)	1,618	(323)
Production	(729)	(2,690)	(729)	(2,690)

Reserves as of December 31, 2004	18,916	16,825	13,210	13,158

The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by Statement of Financial Accounting Standards No. 69 Disclosures about Oil and Gas Producing Activities (SFAS No. 69). The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.

During 2004, the average sales price received by the Company for its oil was approximately $39.05 (unhedged) per Bbl, as compared to $29.11 in 2003; while the average sales price for the Company’s gas was approximately $5.85 (unhedged) per Mcf in 2004, as compared to $5.40 per Mcf in 2003.

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution. The basis for this table is the reserve studies prepared by independent petroleum consultants, which contain imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company’s proved oil and gas properties.

Future income tax expense was computed by applying statutory rates less the effects of tax credits for each period presented to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties and available net operating loss and percentage depletion carryovers.

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves
(in thousands)

	December 31,
	2004	2003	2002
Future cash inflows	$862,945	$458,723	$368,835

Future costs:
Production	(260,312)	(149,548)	(103,924)
Development	(25,131)	(15,485)	(9,440)

Future net cash flows before income taxes	577,502	293,690	255,471
Future income taxes	(137,765)	(66,757)	(58,622)

Future net cash flows	439,737	226,933	196,850
10% annual discount for estimated timing of cash flows	(233,328)	(110,667)	(97,233)

Standardized measure of discounted future net cash flows	$206,409	$116,266	$99,616

Changes in Standardized Measure of
Discounted Future Net Cash Flows From Proved Reserves
(in thousands)

	December 31,
	2004	2003	2002
Increase (decrease):
Purchases of minerals in place	$47,727	$—	$85,075
Extensions and discoveries and improved recovery, net of future production and development costs	18,984	9,556	10,790
Accretion of discount	14,779	12,293	1,707
Net change in sales prices net of production costs	45,572	10,832	16,619
Changes in estimated future development costs	(8,641)	(6,948)	(512)
Revisions of quantity estimates	13,022	13,520	1,218
Net change in income taxes	(28,319)	(8,204)	(23,318)
Sales, net of production costs	(26,356)	(25,451)	(9,170)
Changes of production rates (timing) and other	13,375	11,052	132

Net increase (decrease)	90,143	16,650	82,541
Standardized measure of discounted future net cash flows:
Beginning of year	116,266	99,616	17,075

End of year	$206,409	$116,266	$99,616

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(16) Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2004
Oil and gas revenues	$8,001	$7,917	$7,745	$12,174
Total costs and expenses	5,306	5,675	5,774	6,816

Operating income	2,695	2,242	1,971	5,358

Net income	$1,482	$1,103	$1,047	$1,953

Net income available to common stockholders	$1,339	$959	$905	$1,810

Net income per common share -basic	$0.05	$0.04	$0.04	$0.07

Net income per common share -diluted	$0.05	$0.04	$0.04	$0.07

2003
Oil and gas revenues	$8,493	$8,532	$8,732	$8,098
Total costs and expenses	4,323	5,143	5,329	6,343

Operating income	4,170	3,389	3,403	1,755

Income before cumulative effect of change in accounting principle	2,313	2,671	1,695	985
Cumulative effect of change in accounting principle, net of tax	(62)	—	—	—

Net income	$2,251	$2,671	$1,695	$985

Net income after preferred stock dividend	$2,105	$2,525	$1,549	$843

Net income per share:
Basic:
Income before cumulative effect of change in accounting principle	$0.10	$0.12	$0.07	$0.04
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income per common share	$0.10	$0.12	$0.07	$0.04

Diluted:
Income before cumulative effect of change in accounting principle	$0.09	$0.11	$0.07	$0.04
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income per common share	$0.09	$0.11	$0.07	$0.04

During the fourth quarter of 2003, the Company reduced its estimate of State income tax liability by $907,000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION

March 15, 2005	By: /s/ Larry C. Oldham

Larry C. Oldham, President and Chief Executive Officer

S-1

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas R. Cambridge	Chairman of the Board of Directors	March 15, 2005

Thomas R. Cambridge

/s/ Larry C. Oldham	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

Larry C. Oldham

/s/ Steven D. Foster	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

Steven D. Foster

/s/ Dewayne E. Chitwood	Director	March 15, 2005

Dewayne E. Chitwood

/s/ Martin B. Oring	Director	March 15, 2005

Martin B. Oring

/s/ Ray M. Poage	Director	March 15, 2005

Ray M. Poage

/s/ Jeffrey G. Shrader	Director	March 15, 2005

Jeffrey G. Shrader

S-2

INDEX TO EXHIBITS

(a) Exhibits

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

No.	Description of Exhibit
4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

*4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation

*4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

*10.1	1992 Stock Option Plan

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant=s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 1997)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

No.	Description of Exhibit
10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

*10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP

No.	Description of Exhibit
14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*23.1	Consent of KPMG LLP

*23.2	Consent of BDO Seidman, LLP

*23.3	Consent of Cawley Gillespie & Associates, Inc. Independent Petroleum Engineers

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

* Filed herewith.