Form 10-Q
period 2005-03-31
PARALLEL PETROLEUM CORP
filed 2005-05-10
CIK 750561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2005 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition period from       to

                         Commission File Number 0-13305

                         PARALLEL PETROLEUM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                               75-1971716
     -------------------------------      ------------------------------------
     (State of other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

     1004 N. Big Spring, Suite 400,
            Midland, Texas                               79701
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                 (432) 684-3727
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes        x                        No
                       ------                         ------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              Yes        x                        No
                       ------                         ------

         At May 4, 2005, 31,189,292 shares of the registrant's common stock, $0.01 par value, were outstanding.

                                      INDEX



                         PART I. - FINANCIAL INFORMATION
                                                                       Page No.
                                                                       --------
ITEM 1. FINANCIAL STATEMENTS

        Reference is made to the succeeding pages for the following consolidated financial statements:

        - Consolidated Balance Sheets as of March 31, 2005
          (unaudited) and December 31, 2004 ................................1

        - Unaudited Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004..............................2

        - Unaudited Consolidated Statements of Cash Flows for the
          three months ended March 31, 2005 and 2004........................3

        - Unaudited Consolidated Statements of Comprehensive Income (Loss)
          for the three months and ended March 31, 2005 and 2004............4

        - Notes to Consolidated Financial Statements........................5




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...............................14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........31

ITEM 4. CONTROLS AND PROCEDURES...........................................34

                          PART II. - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.................................................34

ITEM 6. EXHIBITS..........................................................35

SIGNATURES



                                      (i)

                             PARALLEL PETROLEUM CORPORATION
                               Consolidated Balance Sheets
                                 (dollars in thousands)

                                                                                              March 31,     December 31,
                                         Assets                                                  2005            2004
                                                                                            -------------- ---------------
                                                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                                                    $   3,152       $   4,781

  Accounts receivable:
    Oil and gas                                                                                    6,747           6,642
    Other, net of allowance for doubtful account of $9                                               790             389
    Affiliates                                                                                         5               7
                                                                                               ---------       ---------
                                                                                                   7,542           7,038
  Other current assets                                                                               104             179
  Deferred tax asset                                                                               4,941           2,531
                                                                                               ---------       ---------
       Total current assets                                                                       15,739          14,529
                                                                                               ---------       ---------
Property and equipment, at cost:
  Oil and gas properties, full cost method                                                       235,256         229,245
  Other                                                                                            2,445           2,062
                                                                                               ---------       ---------
                                                                                                 237,701         231,307
  Less accumulated depreciation, depletion and amortization                                      (81,064)        (78,782)
                                                                                               ---------       ---------
       Net property and equipment                                                                156,637         152,525

Restricted cash                                                                                        -           2,287
Investment in Westfork Pipeline Company LP                                                           761             595
Other assets, net of accumulated amortization of $662 and $581                                       687             735
                                                                                               ---------       ---------
                                                                                               $ 173,824       $ 170,671
                                                                                               =========       =========
                      Liabilities and Stockholders' Equity


Current liabilities:
  Accounts payable and accrued liabilities                                                     $   5,988       $   5,568
  Asset retirement obligations                                                                       135             150
  Derivative obligations                                                                          15,827           7,965
                                                                                               ---------       ---------
       Total current liabilities                                                                  21,950          13,683
                                                                                               ---------       ---------
Revolving credit facility                                                                         50,000          79,000
Asset retirement obligations                                                                       1,977           1,982
Derivative obligations                                                                            24,107           9,525
Deferred tax liability                                                                             1,764           6,487
                                                                                               ---------       ---------
       Total long-term liabilities                                                                77,848          96,994
                                                                                               ---------       ---------
Commitments and contingencies

Stockholders' equity:
  Series A preferred stock -- par value $0.10 per share, authorized 50,000 shares                      -               -
  Preferred stock -- 6% convertible preferred stock -- par value of $0.10 per share
    (liquidation preference of $10 per share), authorized 10,000,000 shares,
    issued and outstanding 950,000                                                                    95              95
  Common stock -- par value $0.01 per share, authorized 60,000,000 shares,
    issued and outstanding 31,189,292 and 25,439,292                                                 312             254
  Additional paid-in capital                                                                      76,163          48,328
  Retained earnings                                                                               21,523          22,073
  Accumulated other comprehensive loss                                                           (24,067)        (10,756)
                                                                                               ---------       ---------

       Total stockholders' equity                                                                 74,026          59,994
                                                                                               ---------       ---------

                                                                                               $ 173,824       $ 170,671
                                                                                               =========       =========

The accompanying notes are an integral part of these Consolidated Financial Statements.




                                      (1)

                       PARALLEL PETROLEUM CORPORATION
                    Consolidated Statements of Operations
               For three months ended March 31, 2005 and 2004
                                 (unaudited)
                (dollars in thousands, except per share data)

                                                                                      2005              2004
                                                                                   -----------      ------------

Oil and Natural Gas Revenues:
  Oil and natural gas sales                                                          $ 12,969         $   9,106
  Loss on hedging and derivatives                                                      (3,212)           (1,105)
                                                                                     --------         ---------
     Total revenues                                                                     9,757             8,001
                                                                                     --------         ---------

Cost and expenses:
  Lease operating expense                                                               2,558             1,529
  Production taxes                                                                        580               478
  General and administrative                                                            1,688             1,222
  Depreciation, depletion and amortization                                              2,282             2,077
                                                                                    ---------         ---------
     Total costs and expenses                                                           7,108             5,306
                                                                                    ---------         ---------
     Operating income                                                                   2,649             2,695
                                                                                    ---------         ---------

Other income (expense), net:
  Loss on ineffective portion of hedges                                                (2,276)              (10)
  Interest and other income                                                                19               140
  Interest expense                                                                     (1,138)             (468)
  Other expense                                                                            (1)              (26)
  Equity loss in Westfork Pipeline Company LP                                             (79)                -
                                                                                    ---------         ---------
     Total other expense, net                                                          (3,475)             (364)
                                                                                    ---------         ---------
     Income (loss) before income taxes                                                   (826)            2,331
Income tax benefit (expense), deferred                                                    276              (849)
                                                                                    ---------         ---------
     Net income (loss)                                                                   (550)            1,482
Cumulative preferred stock dividend                                                      (143)             (143)
                                                                                    ---------         ---------
     Net income (loss) available to common stockholders                             $    (693)        $   1,339
                                                                                    =========         =========

Net income (loss) per common share:
  Basic                                                                             $   (0.02)        $    0.05
                                                                                    =========         =========
  Diluted                                                                           $   (0.02)        $    0.05
                                                                                    =========         =========

Weighted average common share outstanding:
  Basic                                                                                28,698            25,223
                                                                                    =========         =========
  Diluted                                                                              28,698            28,267
                                                                                    =========         =========


The accompanying notes are an integral part of these Consolidated Financial Statements.



                                     (2)

                             PARALLEL PETROLEUM CORPORATION
                         Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 2005 and 2004
                                      (unaudited)
                                 (dollars in thousands)

                                                                                               2005                2004
                                                                                            ---------           ---------
Cash flows from operating activities:
  Net income (loss)                                                                         $     (550)         $   1,482
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation, depletion and amortization                                                     2,282              2,077
    Accretion of asset retirement obligation                                                        26                 33
    Deferred income tax                                                                           (276)               849
    Loss on ineffective portion of hedges                                                        2,276                 10
    Stock option expense                                                                            42                 41
    Equity loss in Westfork Pipeline Company LP                                                     79                  -

Changes in assets and liabilities:
    Other, net                                                                                      48                (67)
    Increase in accounts receivable                                                               (504)              (144)
    Decrease (increase) in other current assets                                                     75                (11)
    Increase (decrease) in accounts payable and accrued liabilities                                277               (298)
                                                                                            ----------          ---------
      Net cash provided by operating activities                                                  3,775              3,972
                                                                                            ----------          ---------
Cash flows from investing activities:
  Additions to oil and gas property                                                             (8,596)            (7,626)
  Use of restricted cash for acquisition of oil and gas properties                               2,287                  -
  Proceeds from disposition of oil and gas properties                                            2,539                 25
  Additions to other property and equipment                                                       (383)              (360)
  Investment in Westfork Pipeline Company LP                                                      (245)                 -
                                                                                            ----------          ---------
      Net cash used in investing activities                                                     (4,398)            (7,961)
                                                                                            ----------          ---------
Cash flows from financing activities:
  Net borrowing (payments) on revolving line of credit                                         (29,000)            (9,750)
  Proceeds (net) from common stock issued                                                       27,994                  -
  Deferred stock offering costs                                                                      -                 (7)
                                                                                            ----------          ---------
      Net cash used in financing activities                                                     (1,006)            (9,757)
                                                                                            ----------          ---------
      Net decrease in cash and cash equivalents                                                 (1,629)           (13,746)
Cash and cash equivalents at beginning of period                                                 4,781             17,378
                                                                                            ----------          ---------
Cash and cash equivalents at end of period                                                  $    3,152          $   3,632
                                                                                            ==========          =========
Non-cash financing and investing activities:
  Oil and gas properties asset retirement obligation                                        $      (46)         $     130
  Accrued preferred stock dividend                                                          $      143          $     143


The accompanying notes are an integral part of these Consolidated Financial Statements.

                                      (3)

                        PARALLEL PETROLEUM CORPORATION
            Consolidated Statements of Comprehensive Income (Loss)
                  Three Months Ended March 31, 2005 and 2004
                                 (unaudited)
                            (dollars in thousands)

                                                                                     2005               2004
                                                                                   ---------          ---------
Net income (loss)                                                                  $    (550)         $    1,482


Other comprehensive loss:
  Unrealized losses on derivatives                                                   (23,480)             (4,353)
  Reclassification adjustments for losses
    on derivatives included in net income (loss)                                       3,312               1,219
                                                                                   ---------          ----------
   Change in fair value of derivatives                                               (20,168)             (3,134)
   Income tax benefit                                                                  6,857               1,072
                                                                                   ---------          ----------

Total other comprehensive loss                                                       (13,311)             (2,062)
                                                                                   ---------          -----------

Total comprehensive loss                                                           $ (13,861)         $     (580)
                                                                                   =========          ===========




The accompanying notes are an integral part of these Consolidated Financial Statements.



                                      (4)

                         PARALLEL PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. DESCRIPTION OF BUSINESS - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1984.

         We are engaged in the acquisition, development and exploitation of long life oil and natural gas reserves and, to a lesser extent, the exploration for new oil and natural gas reserves. Our activities are focused in the Permian Basin of west Texas and New Mexico, Liberty County in east Texas and the onshore Gulf Coast area of south Texas. We are actively evaluating, leasing and drilling new projects located in New Mexico, the Fort Worth Basin of Texas, the Cotton Valley Reef trend of east Texas and the Uinta Basin of Utah.

         The financial information included herein is unaudited, except the balance sheet as of December 31, 2004 which has been derived from our audited Consolidated Financial Statements as of December 31, 2004. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain 2004 amounts have been reclassified to conform to the 2005 financial statement presentation.

         Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

         Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "Parallel", "we", "us", and "our" are to Parallel Petroleum Corporation and its consolidated subsidiaries, Parallel L.P. and Parallel, L.L.C.

NOTE 2. STOCKHOLDERS' EQUITY

         Options

         In September, 2003, Parallel adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure, an amendment to SFAS No. 123, whereby certain transitional alternatives are

                                      (5)
available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Parallel used the prospective method which applied prospectively the fair value recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation was adopted. The potential impact of using the fair value method for all options, on a pro forma basis, is presented in the table that follows.

         For the three months ended March 31, 2005 and 2004, Parallel recognized compensation expense of approximately $42,000 associated with its stock option grants. No options were granted during the quarter ended March 31, 2005 or the quarter ended March 31, 2004.

         The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

                                                                              Three Months Ended
                                                                                 March 31,
                                                                      ---------------------------------
                                                                        2005                     2004
                                                                      ---------               ---------
                                                                 (dollars in thousands except per share data)

Net income (loss), as reported                                        $    (550)              $   1,482

Add:
  Expense recorded in 2005 and 2004                                          42                      42

Deduct:
  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                              (48)                    (48)
                                                                      ---------               ---------
       Pro forma net income (loss)                                    $    (556)              $   1,476
                                                                      =========               =========

Earnings (loss) per share:
  Basic -- as reported                                                $   (0.02)              $    0.05
                                                                      =========               =========
  Basic -- pro forma                                                  $   (0.02)              $    0.05
                                                                      =========               =========

  Diluted -- as reported                                              $   (0.02)              $    0.05
                                                                      =========               =========
  Diluted --  pro forma                                               $   (0.02)              $    0.05
                                                                      =========               =========


Sale of Equity Securities

         On February 9, 2005, we sold 5,750,000 shares of our common stock, $.01 par value per share, pursuant to a public offering at a price of $5.27 per share. Gross cash proceeds were $30.3 million, and net proceeds were approximately $28.0 million. The common shares were issued under Parallel's $100.0 million Universal Shelf Registration Statement on Form S-3 which


                                      (6)
became effective in November 2004. The proceeds were used to reduce the revolving credit facility.

NOTE 3. REVOLVING CREDIT FACILITY

         On April 1, 2005, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (or the "Credit Agreement") with Citibank Texas, N.A. (formerly known as First American Bank, SSB, and referred to in this report as "Citibank"), BNP Paribas, Citibank, F.S.B. and Western National Bank.

         The Credit Agreement provides for a revolving credit facility which means that we can borrow, repay and reborrow funds drawn under the credit facility. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $200.0 million or the "borrowing base" established by our lenders. Our current borrowing base is $90.0 million. The principal amount outstanding under the credit facility at March 31, 2005 was $50.0 million, excluding $350,000 reserved for our letters of credit. The amount of the borrowing base is based primarily upon the estimated value of our oil and gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders' redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the principal of the note in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

         Loans made to us under this credit facility bear interest at Citibank's base rate or the LIBOR rate, at our election. Generally, Citibank's base rate is equal to the "prime rate" published in the Wall Street Journal. At March 31, 2005, Parallel had no base set loans outstanding under the credit facility.

         The LIBOR rate is generally equal to the sum of (a) the rate designated as "British Bankers Association Interest Settlement Rates" and offered on one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.25% to 2.75%, depending upon the outstanding principal amount of the loans. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 2.75%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.25%. At March 31, 2005, the average interest rate on our LIBOR rate loans was 5.0%

         The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.50%. At March 31, 2005, our Libor interest rate was 5.05% on $31.0 million and 5.04% on $19.0 million. We obtain different interest rates on bank base rates and on each LIBOR tranche.

         In the case of base rate loans, interest is payable on the last day of each month. In the case of LIBOR loans, interest is payable on the last day of each applicable interest period.

                                      (7)

         If the total outstanding borrowings under the credit facility are less than the borrowing base, an unused commitment fee is required to be paid to the lenders. The amount of the fee is .25% of the daily average of the unadvanced amount of the borrowing base. The fee is payable quarterly.

         If the borrowing base is increased, we are required to pay a fee of ..375% on the amount of any increase in the borrowing base.

         Parallel, L.L.C., a subsidiary of Parallel Petroleum Corporation, guaranteed payment of the loans.

         Parallel's obligations to the lenders are secured by substantially all of its oil and gas properties.

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

          . for each period (as calculated in the Credit Agreement) ending on December 31, March 31, June 30 and September 30, a funded debt ratio (as defined in the Credit Agreement) of not more than 3.70,
               3.60 and 3.50, respectively, for December 31, 2005, 2006 and 2007; and

          . at all times, adjusted consolidated net worth (as defined in the Credit Agreement) of at least (a) $50.0 million, plus (b) seventy-five percent (75%) of the net proceeds from any equity securities issued by Parallel, plus (c) fifty percent (50%) of consolidated net income for each fiscal quarter, if positive, and zero percent (0%) if negative.

         As of March 31, 2005 we were in compliance with all covenants.

         The Credit Agreement also contains restrictions on all retained earnings and net income for payment of dividends on common stock.

         If we have borrowing capacity under our Credit Agreement, we intend to borrow, repay and reborrow under the revolving credit facility from time to time as necessary, subject to borrowing base limitations, to fund:


                                      (8)

          .    interpretation and processing of 3-D seismic survey data;

          .    lease acquisitions and drilling activities;

          . acquisitions of producing properties or companies owning producing properties; and,

          .    general corporate purposes.

NOTE 4. ACQUISITIONS

         In September and October 2004, with two separate transactions, we purchased additional non-operated working interest in the Fullerton Field properties. The net purchase price for these transactions was approximately $20.9 million.

         In October and December 2004, we purchased properties in the Carm-Ann San Andres and North Means Queen Unit located in Andrews and Gaines counties, Texas. The combined net purchase price was approximately $16.5 million. In the first quarter of 2005, we acquired additional interest in these properties for a net purchase price of approximately $2.3 million.

         The unaudited pro forma results summarized below reflects our consolidated pro forma results of operations for the three months ended March 31, 2004, assuming these acquisitions were consummated on January 1, 2004.


                                                                  Three Months Ended
                                                                      March 31,
                                                        ----------------------------------------
                                                                                 Pro Forma
                                                               2005                 2004
                                                        -------------------- -------------------
                                                        (in thousands, except per share data)

Oil and gas revenue, net of hedge losses                     $ 9,757             $ 9,963
Operating income                                             $ 2,649             $ 3,157
Net income (loss) available to common shareholder            $ (693)             $ 1,351


Net income per common share:
  Basic                                                      $ (0.02)            $ 0.05
  Diluted                                                    $ (0.02)            $ 0.05



NOTE 5. PREFERRED STOCK

         We have outstanding 950,000 shares of 6% Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of preferred stock may be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $10


                                      (9)
per share and has no voting rights, except as required by law. We may redeem the preferred stock, in whole or part, for $10 per share plus accrued and unpaid dividends.

         On May 4, 2005, notice was mailed that all 950,000 outstanding shares of our 6% preferred stock would be redeemed on June 6, 2005 (the "Redemption Date"), at a price of $10.00 per share, plus cash in an amount equal to all accumulated and unpaid dividends on the preferred stock up to the Redemption Date. In lieu of redemption, holders of the shares of preferred stock have the option to convert all or any portion of their shares prior to 5:00 p.m., Central Standard Time, on or before the Redemption Date.

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

         At March 31, 2005, we had a cushion (i.e. the excess of the ceiling over our capitalized cost) of $137.6 million. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time.

          Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the three month periods ended March 31, 2005 and 2004, overhead costs capitalized were approximately $286,000 and $290,000 respectively.

NOTE 7. DERIVATIVE INSTRUMENTS

General

         We enter into derivative contracts to provide a measure of stability in our oil and gas revenues and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and gas prices and fixed interest rate. Our line of credit agreement as of March 31, 2005, required at least 50% of our estimated monthly crude oil produced from proved producing oil and gas properties during the 2005 calendar year and thereafter until the maturity date to be hedged. We designate our interest rate swaps, costless collars and commodity swaps as cash flow hedges. The effective portion of the unrealized gain or loss on cash flow hedges is recorded in other comprehensive income until the forecasted


                                      (10)
transaction occurs. During the term of a cash flow hedge, the effective portion of the quarterly change in the fair value of the derivatives is recorded in stockholders' equity as other comprehensive income (loss) and then transferred to oil and gas revenues when the production is sold and interest expense as the interest accrues. Ineffective portions of hedges (changes in realized prices that do not match the changes in the hedge price) are recognized in other expense as they occur. While the hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract.

         As of March 31, 2005, we have recorded unrealized losses of $39.9 ($24.1 million, net of tax) related to our derivative instruments, which represented the estimated aggregate fair values of our open derivative contracts as of that date. These unrealized losses are presented on the Consolidated Balance Sheet as a current liability of $15.8 million and long-term liabilities of $24.1 million. During the twelve month period ending March 31, 2006, we expect approximately $9.6 million, net of tax, to be transferred out of other comprehensive income (loss) and charged to earnings.

         We are exposed to credit risk in the event of nonperformance by the counterparty to these contracts, BNP Paribas. However, we periodically assess the creditworthiness of the counterparty to mitigate this credit risk.

Interest Rate Sensitivity

         We entered into fixed rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contract. The effect of the swap is that we converted our variable rate debt into fixed rate debt. We will receive variable interest rates (see Note 3) and pay fixed rates as shown in the table below.


                                                    Notional
                Period of Time                      Amounts        Fixed Interest Rates
----------------------------------------------- ----------------- ------------------------
                                                 $ in millions
April 1, 2005 thru December 31, 2005                  $50                  3.36%

January 1, 2006 thru December 31, 2006                $50                  3.82%

January 1, 2007 thru December 31, 2007                $50                  4.30%

January 1, 2008 thru December 30, 2008                $50                  4.74%


Commodity Price Sensitivity

         Puts. On April 7, 2005, we purchased put floors on volumes of 1,000 Mcf per day for a total of 214,000 Mcf during the seven month period from April 1, 2006 through October 31, 2006, at a floor price of $5.50 per Mcf for a total consideration of approximately $35,310. These derivatives were not held for trading purposes.

         Costless Collars. Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount we will receive for the oil or gas


                                      (11)
hedged. Calls are sold to offset the premium paid for buying the put. We have entered into several costless gas collars and light sweet crude oil collars.

         A recap for the period of time, number of MMBtu's, number of barrels, and oil and gas prices is as follows:

                                                                                             Houston Ship Channel
                                                           NyMex oil prices                      gas prices
                                            Barrels of  ---------------------  MMBtu of     -----------------------
             Period of Time                   Oil         Floor       Cap     Natural Gas     Floor        Cap
------------------------------------------ ----------   ---------- ---------- ------------- ----------- -----------
April 1, 2005 thru October 31, 2005                -     $  -       $  -       428,000      $ 5.00      $ 7.26

April 1, 2005 thru December 31, 2005          55,000     $36.00     $49.60        -         $  -        $  -

January 1, 2006 thru December 31, 2006        70,800     $35.00     $44.00        -         $  -        $  -




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

         We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels and swap prices are as follows:


                                              Barrels
                                                 of          Nymex Oil
             Period of Time                     Oil         Swap Price
------------------------------------------ --------------- --------------
April 1, 2005 thru December 31, 2005           467,500        $ 30.18

January 1, 2006 thru December 20, 2006         448,000        $ 28.46

January 1, 2007 thru December 31, 2007         474,500        $ 34.36

January 1, 2008 thru December 31, 2008         439,200        $ 33.37


NOTE 8. NET INCOME PER COMMON SHARE

         Basic earnings per share ("EPS") exclude any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share. However, diluted earnings per share reflect the assumed conversion of all potentially dilutive securities.

                                      (12)

         The following table provides the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ---------------------------------
                                                                                      2005             2004
                                                                                ---------------   ---------------
                                                                               (in thousands except per share data)
Basic EPS Computation:
  Numerator-
    Income (loss)                                                                 $    (550)         $   1,482
    Preferred stock dividend                                                           (143)              (143)
                                                                                  ---------          ---------

      Income (loss) available to common stockholders                              $    (693)         $   1,339
                                                                                  =========          =========

  Denominator-
    Weighted average common shares outstanding                                       28,698             25,223
                                                                                  =========          =========

Basic EPS:
  Income (loss) per share                                                         $   (0.02)         $    0.05
                                                                                  =========          =========

Diluted EPS Computation:
  Numerator-
    Income (loss)                                                                 $    (550)         $   1,482
    Preferred stock dividend                                                           (143)                 -
                                                                                  ---------          ---------

    Income (loss) available to common stockholders                                $    (693)         $   1,482
                                                                                  =========          =========

  Denominator -
    Weighted average common shares outstanding                                       28,698             25,223
    Employee stock options                                                                -                258
    Warrants                                                                              -                 52
    Preferred stock                                                                       -              2,734
                                                                                  ---------          ---------
      Weighted average common shares for diluted earnings
        per share assuming conversion                                                28,698             28,267
                                                                                  =========          =========

Diluted EPS:
  Income (loss) per share                                                         $   (0.02)         $    0.05
                                                                                  =========          =========



         Some stock options and the convertible preferred stock outstanding during 2005 were not included in the computation of diluted net earnings (loss) per share because Parallel had a net loss from continuing operations and therefore, the effect would be antidilutive.

NOTE 9.         ASSET RETIREMENT OBLIGATIONS

         On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations "SFAS 143". SFAS 143 requires us to recognize a liability for the present value of all obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the related oil and gas properties.


                                      (13)

         The following table summarizes our asset retirement obligation transactions:


                                                               Three Months Ended March 31,
                                                     --------------------------------------------------
                                                               2005                     2004
                                                     ------------------------- ------------------------
                                                                (dollars in thousands)
Beginning asset retirement obligation                       $  2,132                  $ 1,701

Additions related to new properties                               17                      172

Deletions related to property disposals                          (63)                     (42)

Accretion expense                                                 26                       33

                                                            --------                  -------
 Ending asset retirement obligation                         $  2,112                  $ 1,864
                                                           =========                  =======


NOTE 10. RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued "Statement of Financial Accounting Standards No. 123 (revised 2004)", "Share-Based Payment" (SFAS No. 123(R). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123(R) initially was to be effective for the Company beginning July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced a delay in the implementation of SFAS No. 123(R) until the beginning of the fiscal year after June 15, 2005. The Company does not expect SFAS No. 123(R) to have a material impact on its results of operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

         From time to time, we are a party to ordinary routine litigation incidental to our business. We are currently a defendant in one lawsuit incidental to our business. We do not believe the ultimate outcome of this lawsuit will have a material adverse effect on our financial condition or results of operations. We are not aware of any other threatened litigation and we have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

         Effective January 1, 2005, we established a 401(k) Plan and Trust for eligible employees. Employees may not participate in the former SEP plan with the establishment of the 401(k) Plan and Trust. As of the quarter ended March 31, 2005 Parallel had made contributions to the 401(k) Plan and Trust of approximately $38,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes.


                                      (14)

OVERVIEW

Strategy

         Our primary objective is to increase shareholder value of our common stock through increasing reserves, production, cash flow and earnings. We have shifted the balance of our investments from properties having high rates of production in early years to properties expected to produce more consistently over a longer term. We attempt to reduce our financial risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for exploitation and development drilling opportunities. Obtaining positions in long-lived oil and natural gas reserves are given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. We also attempt to further reduce risk by emphasizing acquisition possibilities over high risk exploration projects.

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

          .    the prices we receive for the oil and natural gas we produce;

          . the results of reprocessing and reinterpreting our 3-D seismic data;

          .    the results of our drilling activities;


                                      (15)

          .    the costs of obtaining high quality field services;

          .    our ability to find and consummate acquisition opportunities; and

          . our ability to negotiate and enter into work to earn arrangements, joint venture or other similar agreements on terms acceptable to us.

         Significant changes in the prices we receive for the oil and natural gas, or the occurrence of unanticipated events beyond our control may cause us to defer or deviate from our business plan, including the amounts we have budgeted for our activities.

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


                                      (16)

          .    cash flow from operations;

          .    sales of our equity securities;

          .    bank borrowings; and

          .    industry joint ventures.

         For the three months ended March 31, 2005, the sale price we received for our crude oil production (excluding hedges) averaged $45.29 per barrel compared with $44.07 per barrel for the three months ended December 31, 2004 and $32.93 per barrel for the three months ended March 31, 2004. The average sales price we received for natural gas for the three months ended March 31, 2005 (excluding hedges), was $6.00 per Mcf compared with $6.99 per Mcf for the three months ended December 31, 2004 and $5.21 per Mcf for the three months ended March 31, 2004. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page
18. Hedge costs for oil and natural gas was $3.2 million, $3.0 million and $1.1 million for the three months ended March 31, 2005, December 31, 2004 and March 31, 2004 respectively. The hedge loss associated with the ineffective portion of our hedges increased $2.3 million in the three months ended March 31, 2005. The ineffectiveness is caused by a widening of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. U.S. refineries are currently paying a premium for West Texas Intermediate, which is the NyMex benchmark. The majority of our oil is West Texas Sour. Actual gains or losses may increase or decrease until settlement of these contracts.

         Our oil and natural gas producing activities are accounted for using the full cost method of accounting. Under this accounting method, we capitalize all costs incurred in connection with the acquisition of oil and natural gas properties and the exploration for and development of oil and natural gas reserves. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling productive and non-productive wells, and overhead expenses directly related to land and property acquisition and exploration and development activities. Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless a disposition involves a material change in reserves, in which case the gain or loss is recognized.

         Depletion of the capitalized costs of oil and natural gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and natural gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. Depletion per BOE at March 31, 2005 and 2004 was $7.06 and $7.02 respectively.


                                      (17)

Results of Operations

         Our business activities are characterized by frequent, and sometimes significant, changes in our:

          .    reserve base;

          .    sources of production;

          .    product mix (gas versus oil volumes); and

          .    the prices we receive for our oil and gas production.

         Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three months ended March 31, 2005, December 31, 2004, and March 31, 2004.


                                                                        Three Months Ended
                                                            ---------------------------------------------
                                                              3/31/2005     12/31/2004      3/31/2004
                                                            -------------- -------------- --------------
                                                                (in thousands, except per unit data)
Production Volumes:
  Oil (Bbls)                                                      207            234            161
  Natural gas (Mcf)                                               602            695            732
  BOE(1)                                                          307            349            283
  BOE per day                                                     3.4            3.8            3.1

Sales Prices:
  Oil (per Bbl)(2)                                            $ 45.29        $ 44.07        $ 32.93
  Natural gas (per Mcf)(2)                                    $  6.00        $  6.99        $  5.21
  BOE price(2)                                                $ 42.25        $ 43.36        $ 32.21
  BOE price(3)                                                $ 31.78        $ 34.90        $ 28.30

Operating Revenues:
  Oil                                                         $ 9,359        $ 10,271       $ 5,290
  Oil hedge                                                    (3,011)         (2,654)       (1,124)
  Natural gas                                                   3,610           4,853         3,816
  Natural gas hedge                                              (201)           (296)           19
                                                              -------        --------       -------
                                                              $ 9,757        $ 12,174       $ 8,001
                                                              =======        ========       =======

Operating Expenses:
Lease operating expense                                       $ 2,558        $ 1,936        $ 1,529
Production taxes                                                  580            701            478
General and administrative:
  General and administrative                                    1,029            743            734
  Public reporting                                                659            754            488
Depreciation, depletion and amortization                        2,282          2,682          2,077
                                                              -------        -------        -------
                                                              $ 7,108        $ 6,816        $ 5,306
                                                              -------        -------        -------
Operating income                                              $ 2,649        $ 5,358        $ 2,695
                                                              =======        =======        =======

________________
(1) A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.
(2) Excludes hedge transactions.
(3) Includes hedge transactions.



                                      (18)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004:

         Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended March 31, 2005 and March 31, 2004.

Oil and Gas Revenues
                                                     Revenues(1)                 Production
                                            --------------------------   -------------------------
                                               2005             2004        2005           2004
                                            ----------       ---------   ---------       ---------
Oil (Bbls)                                     65%                52%         67%            57%
Natural gas (Mcf)                              35%                48%         33%            43%
                                            ----------       ---------   ---------       ---------
  Total                                        100%              100%        100%           100%
                                            ==========       =========   =========       =========

__________
(1) Includes hedge transactions


         The following table outlines the detail of our operating revenues for the following periods.



                                        Three Months Ended March 31,
                                    ------------------------------------     Increase     % Increase
                                         2005                2004           (Decrease)    (Decrease)
                                    --------------      -------------       ----------     ---------
                                                  (in thousands except per unit data)

Production Volumes
  Oil (Bbls)                             207                 161               46             29%
  Natural gas (Mcf)                      602                 732             (130)          (18)%
  BOE                                    307                 283               24              8%

Sales Price
  Oil (per Bbl)(1)                   $ 45.29             $ 32.93          $ 12.36             38%
  Natural gas (per Mcf)(1)           $  6.00             $  5.21          $  0.79             15%
  BOE price(1)                       $ 42.25             $ 32.21          $ 10.04             31%
  BOE price(2)                       $ 31.78             $ 28.30          $  3.48             12%

Operating Revenues
  Oil                                $ 9,359             $ 5,290            4,069             77%
  Oil hedges                         $(3,011)            $(1,124)          (1,887)         (168)%
  Natural gas                        $ 3,610             $ 3,816             (206)           (5)%
  Natural gas hedges                 $  (201)            $    19             (220)        (1158)%
                                     -------             -------          -------
      Total                          $ 9,757             $ 8,001          $ 1,756             22%
                                     =======             =======          =======

______________
(1) Excludes hedge transactions.
(2) Includes hedge transactions.



                                      (19)

         Oil revenues, excluding hedges, increased $4.1 million or 77% for the three months ended March 31, 2005 compared to the same period of 2004. Oil production volumes increased 29% attributable to acquisitions and re-stimulations in the Fullerton San Andres Field, acquisitions in the Carm-Ann San Andres Field/N. Means Queen Unit and the drilling of producing and injection wells on our Diamond M Property. The increase in oil production increased revenue approximately $1.5 million for 2005. Wellhead average realized crude oil prices increased $12.36 per Bbl or 38% to $45.29 per Bbl for 2005 compared to 2004. The increase in oil price increased revenue approximately $2.6 million for 2005.

         Natural gas revenues, excluding hedges, decreased $0.2 million or 5% for the three months ended March 31, 2005 compared to the same period of 2004. Natural gas production volumes decreased 18% due to natural production declines in our south Texas Yegua/Frio and Cook Mountain projects. The decline in natural gas volumes decreased revenue approximately $0.7 million for 2005. Average realized wellhead natural gas prices increased 15% or $0.79 per Mcf to $6.00 per Mcf. The increase in natural gas prices had a positive effect on revenues of approximately $0.5 million for the three months ending March 31, 2005.

         Losses on oil hedges increased $1.9 million or 168% for 2005 compared to 2004 due to the increase in oil prices. Natural gas hedge losses were $0.2 million in 2005 compared to a gain of $19,000 in 2004. On a BOE basis, hedges accounted for a realized loss of $10.46 per BOE in 2005 compared to $3.90 per BOE in 2004. We have hedged certain oil and natural gas volumes to try and mitigate price changes in our oil and natural gas movements and to meet the requirements under our loan facility.

         With our recently announced results in the Diamond M Canyon Reef Unit, the New Mexico Gas Project and our onshore Gulf Coast Wilcox well, we expect increased production volumes over the first quarter 2005 if initial rates are maintained.


Cost and Expenses
                                                      Three months ended March 31,
                                                    ----------------------------------     Increase       % Increase
                                                          2005              2004          (Decrease)      (Decrease)
                                                    ----------------  ---------------- ---------------- --------------
                                                         (dollars in thousands)
Lease operating expense                             $     2,558       $     1,529        $     1,029         67%
Production taxes                                            580               478                102         21%
General and administrative:
  General and administrative                              1,029               734                295         40%
  Public reporting                                          659               488                171         35%
                                                    -----------       -----------        -----------
    Total general and administrative                      1,688             1,222                466         38%
                                                    -----------       -----------        -----------
Depreciation, depletion and amortization                  2,282             2,077                205         10%
                                                    -----------       -----------        -----------
    Total                                           $     7,108       $     5,306        $     1,802         34%
                                                    ===========       ===========        ===========


         Lease operating costs increased approximately $1.0 million, or 67%, to $2.6 million during the three months ended March 31, 2005 compared with $1.5 million for the same period of 2004. The increase in lease operating expense is primarily due to our acquisitions in the


                                      (20)

Fullerton San Andres Field and the Carm-Ann San Andres Field/N. Means Queen Unit, increased ad valorem taxes and increased utility costs on our oil properties. Lifting costs were $8.33 per BOE in 2005 compared to $5.41 per BOE in 2004 on a BOE bases. As we continue to exploit and develop our long-life Permian Basin oil properties (Fullerton, Carm-Ann and Diamond M), we expect that lifting costs will continue around the same level or decline due to increased activity. The lifting costs are also expected to be reduced by the development of natural gas properties in south Texas, Barnett Shale and New Mexico.

         Production taxes increased 21% or $0.1 million in 2005, associated with a net wellhead increase in revenues of $3.9 million. Production taxes in future periods will be a function of product mix, production volumes and product prices.

         General and administrative expenses in total increased 38% or $0.5 million in 2005 compared to 2004. Included in our total general and administrative expenses is public reporting cost which increased 35% or $0.2 million for 2005. The SOX 404 costs continue to be a significant portion of the increase in our public reporting costs and we expect SOX 404 costs to continue through 2005. The remainder of the increase in general and administrative costs is due to increased estimated Texas franchise tax, salary increases and legal expense. General and administrative expenses capitalized to the full cost pool were $0.3 million for 2005 and 2004. On a BOE basis, general and administrative costs were $3.35 per BOE in 2005 compared to $2.60 per BOE in 2004, while public reporting costs were $2.14 per BOE and $1.72 per BOE for the same period. General and administrative expenses will increase in 2005 in association with reporting requirements and operational support.

         Depreciation, depletion and amortization expense increased 10% or $0.2 million for 2005 compared to 2004. Depletion per BOE was $7.43 for 2005 and $7.34 for 2004. This increase is attributable to increased drilling costs and producing property purchases. Depletion costs are highly correlated with production volumes and capital expenditures. Fiscal year 2005 depletion costs will increase with increased production volumes.


Other income (expense)
                                                      Three months ended March 31,
                                                    ----------------------------------   Increase       % Increase
                                                         2005              2004          (Decrease)      (Decrease)
                                                    ----------------  ---------------- ---------------- --------------
                                                                         (dollars in thousands)

Loss on ineffective portion of hedges                  $ (2,276)            $ (10)        $ (2,266)      22660%
Interest and other income                                    19               140             (121)       (86)%
Interest expense                                         (1,138)             (468)            (670)        143%
Other expense                                                (1)              (26)              25        (96)%
Equity loss in Westfork Pipeline Company LP                 (79)                -              (79)          0%
                                                       --------            ------         --------
Total                                                  $ (3,475)           $ (364)        $ (3,111)
                                                       ========            ======         ========

         The loss associated with the ineffective portion of our hedges increased $2.3 million for 2005 compared to 2004. Commodity prices continued to increase into the first quarter of 2005. The spread between sweet and sour crude was wider for the first quarter of 2005 as compared


                                      (21)
to the same period of 2004 resulting in an increased ineffectiveness. The actual gain or loss may increase or decrease until settlement of these contracts. Interest expense increased with the increase of debt from approximately $30.0 million at March 31, 2004 to $50.0 million at March 31, 2005 along with an increase of our loan interest rate for 2005. Overhead expenses related to our equity investment in the construction phase of the Westfork Pipeline Company LP, resulted in a loss for the first quarter of 2005.

         Income tax benefit was $0.3 million in 2005 compared to an expense of $0.8 million in 2004. Income tax expense for 2005 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.

         We had basic net loss per share of $.02 and net earnings of $.05 and diluted net loss per share of $.02 and net earnings of $.05 for 2005 and 2004, respectively. Basic weighted average common shares outstanding increased from
25.2 million shares in 2004 to 28.7 million shares in 2005. The increase in common shares is due to the sale of 5,750,000 shares of common stock in a public offering in February of 2005. The stock options and the convertible preferred stock outstanding were not included in the computation of diluted net earnings
(loss) per share for the first quarter 2005 because we had a net loss and the effect would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and gas we produce.

         Working capital decreased 834% or approximately $7.1 million as of March 31, 2005 compared with December 31, 2004. Current liabilities exceeded current assets by $6.2 million at March 31, 2005. The working capital decrease was primarily due to the increased current maturity of derivative obligations of approximately $7.9 million.

         We incurred net property costs of $4.3 million for the three months ended March 31, 2005 compared to $8.0 million for the same period in 2004. Our property expenditures were $8.6 million for the first quarter of 2005, which was partially offset by restricted cash utilized for property purchases and proceeds from non-strategic property dispositions. Included in our property basis for the first quarter of 2005 and 2004 were net asset retirement costs (deletions) of approximately ($46,000) and $130,000 respectively (see Note 9 to Consolidated Financial Statements). Our property leasehold acquisition, development and enhancement activities were financed by our revolving credit facility, the utilization of cash flows provided by operations, cash on hand and proceeds from non strategic property sales and bank borrowings.

         On February 9, 2005, we had gross cash proceeds of $30.3 million and net proceeds of approximately $28.0 million from the sale of common stock (see
Note 2 to Consolidated Financial Statements). These proceeds and cash available were used to reduce our borrowings on the revolving line of credit by approximately $29.0 million.


                                      (22)

         Stockholders' equity is $74.0 million for March 31, 2005 compared to $60.0 million at December 31, 2004, an increase of 23%. The increase is attributable to the net proceeds of approximately $28.0 received from the sale of equity securities of 5,750,000 shares of our common stock offset by the increase in accumulated comprehensive loss of $13.3 million related to our derivative instruments (see Note 7 to Consolidated Financial Statements) and the net income loss of $550,000. Proceeds from the stock offering were used to reduce our long-term debt.

         Based on our projected oil and gas revenues and related expenses, available bank borrowings and expected cash derived from non-strategic asset divestitures, we believe that we will have sufficient capital resources to fund normal operations and capital requirements, interest expense and principal reduction payments on bank debt, if required, and preferred stock dividends and redemption. We continually review and consider alternative methods of financing.

Bank Borrowings

         On April 1, 2005, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (or the "Credit Agreement") with Citibank Texas, N.A. (formerly known as First American Bank, SSB, and referred to in this report as "Citibank"), BNP Paribas, Citibank, F.S.B. and Western National Bank.

         The Credit Agreement provides for a revolving credit facility which means that we can borrow, repay and reborrow funds drawn under the credit facility. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $200.0 million or the "borrowing base" established by our lenders. Our current borrowing base is $90.0 million. The principal amount outstanding under the credit facility at March 31, 2005 was $50.0 million, excluding $350,000 reserved for our letters of credit. The amount of the borrowing base is based primarily upon the estimated value of our oil and gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders' redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the principal of the note in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

         Loans made to us under this credit facility bears interest at Citibank's base rate or the LIBOR rate, at our election. Generally, Citibank's base rate is equal to the sum the "prime rate" published in the Wall Street Journal.

         The LIBOR rate is generally equal to the sum of (a) the rate designated as "British Bankers Association Interest Settlement Rates" and offered on one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.25% to 2.75%, depending upon the outstanding principal amount of the loans. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 2.75%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing


                                      (23)
base, the margin is 2.50%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.25%.

         The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.50%. At March 31, 2005, our Libor interest rate was 5.05% on $31.0 million and 5.04% on $19.0 million. We obtain different interest rates on bank base rates and on each LIBOR tranche.

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

         If the borrowing base is increased, we are required to pay a fee of ..375% on the amount of any increase in the borrowing base.

         Parallel, L.L.C., a subsidiary of Parallel Petroleum Corporation, guaranteed payment of the loans.

         Parallel's obligations to the lenders are secured by substantially all of its oil and gas properties.

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

          . for each period (as calculated in the Credit Agreement) ending on December 31, March 31, June 30 and September 30, a funded debt ratio (as defined in the Credit Agreement) of not more than 3.70,
               3.60 and 3.50, respectively, for December 31, 2005, 2006 and 2007; and

          . at all times, adjusted consolidated net worth (as defined in the Credit Agreement) of at least (a) $50.0 million, plus (b) seventy-five percent (75%) of the net proceeds from any equity securities issued by Parallel, plus (c) fifty percent (50%) of consolidated net income for each fiscal quarter, if positive, and zero percent (0%) if negative.


                                      (24)

           As of March 31, 2005 we were in compliance with all covenants.

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

          . acquisitions of producing properties or companies owning producing properties; and,

          .    general corporate purposes.

Preferred Stock

         At March 31, 2005 we had 950,000 shares of 6% preferred stock outstanding. The preferred stock:

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

                                      (25)

         On May 4, 2005 notice was mailed that all 950,000 outstanding shares of its 6% Preferred Stock would be redeemed on June 6, 2005 (the "Redemption Date"), at a price of $10.00 per share, plus cash in an amount equal to all accumulated and unpaid dividends on the preferred stock up to the Redemption Date. In lieu of redemption, holders of the shares of preferred stock have the option to convert all or any portion of their shares prior to 5:00 p.m., Central Standard Time, on or before the Redemption Date.

Sale of Equity Securities

         On February 9, 2005, we sold 5,750,000 shares of our common stock, $.01 par value per share, pursuant to a public offering at a price of $5.27 per share. Gross cash proceeds were $30.3 million, and net proceeds were approximately $28.0 million. The common shares were issued under Parallel's $100.0 million Universal Shelf Registration Statement on Form S-3 which became effective in November 2004. The proceeds were used to reduce the revolving credit facility.

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


                                      (26)

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

         The following table is a summary of significant contractual obligations as of March 31, 2005:

                                                                  Obligation Due in Period
                                            -------------------------------------------------------------------------
                                                         Periods ended December 31,
                                            ---------------------------------------------------  After
Contractual Cash Obligations                  2005       2006       2007      2008      2009    5 years     Total
-----------------------------------------   ---------- ---------- --------- ---------- -------- -------- ------------
                                                                        (in thousands)
Revolving Credit Facility (secured)          $      -   $      -  $      -   $ 50,000    $   -    $   -     $ 50,000

Office Lease (Dinero Plaza)                       118        105         -          -        -        -          223

Andrews and Snyder Field Offices                   17         23        23         14       14         (1)        97

Preferred Stock Dividend                          427        570       570        570      570         (2)     2,850

Asset retirement obligations(3)                   135         30       206         30      136    1,575        2,112

Derivative Obligations                         15,827     10,900     7,867      5,340        -        -       39,934
                                             --------   --------   -------   --------    -----    -----     --------
Total                                        $ 16,524   $ 11,628   $ 8,666   $ 55,954    $ 720    $ 998     $ 95,216
                                             ========   ========   =======   ========    =====    =====     ========

_________________
(1) The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working interest owner in the Diamond "M" project. The Andrews field office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.
(2) Payments of preferred dividends so long as preferred stock remains outstanding and not converted. In connection with the redemption of our preferred stock, if none of the holders elect to convert to common stock, we would have an obligation of $9.5 million.
(3) Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.


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


                                      (27)

         The continued availability of these capital sources depends upon a number of variables, including:

          .    our proved reserves;

          . the volumes of oil and natural gas we produce from existing wells;

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

Critical Accounting Policies

         This discussion should be read in conjunction with the financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report or Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income


                                      (28)
statement. SFAS No. 123(R) initially was effective for Parallel beginning July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced a delay in the implementation of SFAS No. 123(R) until the beginning of the fiscal year after June 15, 2005. We do not expect SFAS No. 123(R) to have a material impact on its results of operations.

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

TRENDS AND PRICES

         Changes in oil and gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and natural gas have historically been, and will continue to be, volatile. Prices for oil and natural gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and natural gas.

         Our capital expenditure budgets are highly dependent on future oil and natural gas prices and will be consistent with internally generated cash flows.

         During fiscal year 2004 the average realized sales price for our oil and natural gas was $37.55 (unhedged) per BOE. For the three months ended March 31, 2005, our average realized price was $42.25 (unhedged) per BOE.


                                      (29)

FORWARD-LOOKING STATEMENTS

Cautionary Statement Regarding Forward-Looking Statements

         Some statements contained in this Quarterly Report on Form 10-Q are "forward-looking statements". These forward looking statements relate to, among others, the following:

          .    our future financial and operating performance and results;

          .    our business strategy;

          .    market prices;

          . sources of funds necessary to conduct operations and complete acquisitions;

          .    development costs;

          .    number and location of planned wells;

          .    our future commodity price risk management activities; and

          .    our plans and forecasts.


         We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

         We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend, " "plan," "budget," "present value," "future" or "reserves" or other similar words to identify forward-looking statements. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ for our expectations. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

          .    fluctuations in prices of oil and natural gas;

          .    demand for oil and natural gas;

          .    losses due to potential or future litigation;

          .    future capital requirements and availability of financing;

          .    geological concentration of our reserves;


                                      (30)

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

         For these and other reasons, actual results may differ materially from those projected or implied. We believe it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements.

         Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks under "Risks Related to Our Business" beginning on page 20 of our Form 10-K for year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following quantitative and qualitative information is provided about market risks and derivative instruments to which Parallel was a party at March 31, 2005, and from which Parallel may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.



                                      (31)

Interest Rate Sensitivity as of March 31, 2005

         Our only financial instrument sensitive to changes in interest rates is our bank debt. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in March, 2005. You should read Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.


                                      2005          2006         2007         2008          Total
                                   ------------ ------------- ------------ ------------  ------------
                                                (in thousands, except interest rates)
Variable rate debt                     $   -         $  -         $  -       $ 50,000       $ 50,000

Revolving Facility (secured)
Average interest rate                    5.12%         5.12%        5.12%        5.12%             -



         At March 31, 2005, we had bank loans in the amount of approximately $50.0 million outstanding on our revolving credit facility at an average interest rate of 5.12%. Borrowings under our credit facility bear interest, at our election, at (i) the bank's base rate or (ii) the LIBOR rate, plus LIBOR margin, but in no event less than 4.50%. As a result, our annual interest cost in 2005 will fluctuate based on short-term interest rates. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

         Under our credit facility, we may elect an interest rate based upon the agent lender's base lending rate, or the LIBOR rate, plus a margin ranging from 2.25% to 2.75% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%. At March 31, 2005, the average interest rate for our LIBOR rate loans was 5.0%

         We entered into LIBOR fixed interest rate swap contracts with BNP Paribas. We will pay a fixed interest rate, as noted in the table below, for the period beginning April 1, 2005 through December 30, 2006.

         A recap for the period of time, notional amounts, LIBOR fixed interest rates, expected margin rates and expected fixed interest rates for the contract are as follows:


                                                    Notional
                Period of Time                      Amounts        Fixed Interest Rates
----------------------------------------------- ----------------- ------------------------
                                                 $ in millions
April 1, 2005 thru December 31, 2005                  $50                  3.36%

January 1, 2006 thru December 31, 2006                $50                  3.82%

January 1, 2007 thru December 31, 2007                $50                  4.30%

January 1, 2008 thru December 30, 2008                $50                  4.74%



                                      (32)

Commodity Price Sensitivity as of March 31, 2005

         Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $26.76 per barrel to a high of $52.82 per barrel during 2004. Natural gas prices we received during 2004 ranged from a low of $2.31 per Mcf to a high of $8.79 per Mcf. During the first quarter ended March 31, 2005 oil prices ranged from a low of $36.43 to a high of $49.12. Natural gas prices we received during the first quarter ended March 31, 2005 ranged from a low of $2.59 per Mcf to a high of $9.95 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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


                                                                                             Houston Ship Channel
                                                           NyMex oil prices                      gas prices
                                            Barrels of  ---------------------  MMBtu of     -----------------------
             Period of Time                   Oil         Floor       Cap     Natural Gas     Floor        Cap
------------------------------------------ ----------   ---------- ---------- ------------- ----------- -----------
April 1, 2005 thru October 31, 2005                -     $  -       $  -       428,000      $ 5.00      $ 7.26

April 1, 2005 thru December 31, 2005          55,000     $36.00     $49.60        -         $  -        $  -

January 1, 2006 thru December 31, 2006        70,800     $35.00     $44.00        -         $  -        $  -




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


                                      (33)

         We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels and swap prices are as follows:



                                              Barrels
                                                 of          Nymex Oil
             Period of Time                     Oil         Swap Price
------------------------------------------ --------------- --------------
April 1, 2005 thru December 31, 2005           467,500        $ 30.18

January 1, 2006 thru December 20, 2006         448,000        $ 28.46

January 1, 2007 thru December 31, 2007         474,500        $ 34.36

January 1, 2008 thru December 31, 2008         439,200        $ 33.37


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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         From time to time, we are a party to ordinary routine litigation incidental to our business. We are currently a defendant in one lawsuit incidental to our business. We do not believe the ultimate outcome of this lawsuit will have a material adverse effect on our financial condition or results of operations. We are not aware of any other threatened litigation and we have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.



                                      (34)

ITEM 6. EXHIBITS


(a)      Exhibits

           No.                   Description of Exhibit
         -----                   ----------------------

          3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

          3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

          3.3 Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant's Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          3.4 Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant's Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          3.5 Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant's Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          3.6 Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant's Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

          4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

          4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to


                                      (35)

                Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

          4.4 Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant's Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          4.5 Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant's Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          4.6 Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant's Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          4.7 Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

          4.8 Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

                  Executive Compensation Plans and Arrangements
                       (Exhibit No.'s 10.1 through 10.8):

         10.1   1992 Stock Option Plan (Incorporated by reference to Exhibit
                10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

         10.2 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to
                Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

         10.3 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997)

         10.4   1998 Stock Option Plan (Incorporated by reference to Exhibit
                10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

         10.5 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit


                                      (36)

                Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

         10.6 2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

         10.7 2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated September 22, 2004)

         10.8   Incentive and Retention Plan (Incorporated by reference to
                Exhibit 10.1 of the Registrant's Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

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


                                      (37)

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

        10.19 First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

        10.20 Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

        10.21 Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

        10.22 First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30,
                2004)

        10.23 Second Amendment to Second Amended and Restated Credit Agreements dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)


                                      (38)

           14 Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

           21 Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

        *31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

        *32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

        *32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

------------------
* Filed herewith.


                                      (39)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  PARALLEL PETROLEUM CORPORATION


                                  BY: /s/ Larry C. Oldham
                                     -------------------------------
Date: May 10, 2005                   Larry C. Oldham
                                     President and Chief Executive Officer



Date: May 10, 2005               BY: /s/ Steven D. Foster
                                      -------------------------------
                                      Steven D. Foster,
                                      Chief Financial Officer

                                INDEX TO EXHIBITS

          No.                  Description of Exhibit
         ----                  ----------------------

          3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

          3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant's Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

          3.3 Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant's Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          3.4 Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant's Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          3.5 Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant's Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          3.6 Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant's Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          4.1 Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

          4.2 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

          4.3 Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

          4.4 Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant's Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          4.5 Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant's Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          4.6 Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant's Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

          4.7 Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

          4.8 Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

                  Executive Compensation Plans and Arrangements
                       (Exhibit No.'s 10.1 through 10.8):

         10.1   1992 Stock Option Plan (Incorporated by reference to Exhibit
                10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

         10.2 Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to
                Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

         10.3 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997)

         10.4   1998 Stock Option Plan (Incorporated by reference to Exhibit
                10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

         10.5 Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

         10.6 2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

         10.7 2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated September 22, 2004)

         10.8   Incentive and Retention Plan (Incorporated by reference to
                Exhibit 10.1 of the Registrant's Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

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

        10.19 First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

        10.20 Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

        10.21 Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

        10.22 First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30,
                2004)

        10.23 Second Amendment to Second Amended and Restated Credit Agreements dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

        14 Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

        21 Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant's Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

        *31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

        *31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

        *32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.

        *32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                - Oxley Act of 2002.


-----------------
* Filed herewith.

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Dated: May 10, 2005           /s/ Larry C. Oldham
                             -----------------------------------------
                             Larry C. Oldham, President and
                             Chief Executive Officer
                             (principal executive officer)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated:  May 10, 2005         /s/ Steven D. Foster
                             -----------------------------------------
                             Steven D. Foster
                             Chief Financial Officer
                             (principal financial officer)

                                                             Exhibit 32.1


                                  CERTIFICATION


           (Not filed pursuant to the Securities Exchange Act of 1934)


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Larry C. Oldham, the President and Chief Executive Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q of Parallel for the quarter ended March 31, 2005 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated: May 10, 2005



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

                                                              Exhibit 32.2


                                  CERTIFICATION

           (Not filed pursuant to the Securities Exchange Act of 1934)

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Steven D. Foster, the Chief Financial Officer of Parallel Petroleum Corporation ("Parallel"), hereby certifies that the Quarterly Report on Form 10-Q of Parallel for the quarter ended March 31, 2005 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Parallel.

Dated: May 10, 2005

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