Form 10-K/A
period 2004-12-31
PARALLEL PETROLEUM CORP
filed 2005-08-22
CIK 750561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0 – 13305
PARALLEL PETROLEUM CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-1971716

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1004 N. Big Spring, Suite 400 Midland, Texas	79701

(Address of Principal Executive Offices	(Zip Code)
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
Yes ☑                    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑                     No ☐
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004 was approximately $116,087,075, based on the closing price of the common stock on the same date.
     At March 1, 2005 there were 31,189,292 shares of common stock outstanding.

Explanatory Note
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of March 16, 2005, the filing date of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
FORM 10-K/A
PARALLEL PETROLEUM CORPORATION
 (i)

Cautionary Statement Regarding Forward Looking Statements
     Some statements contained in this Annual Report on Form 10-K/A are “forward-looking statements”. These forward looking statements relate to, among others, the following:
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
     For these and other reasons, actual results may differ materially from those projected or implied. We believe it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have not control. We caution you against putting undue reliance on forward- looking statements or projecting any future results based on such statements.
     Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks in other sections of this Annual Report on Form 10-K/A and under “Risks Related to Our Business” beginning on page 20.
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
     Throughout this report, we refer to some terms that are commonly used and understood in the oil and gas industry. These terms are:
•	Bbls — barrels of oil or other liquid hydrocarbons;

•	Bcf — billion cubic feet of natural gas;

•	BOE — equivalent barrel of oil or 6 Mcf of natural gas for one barrel of oil;

•	MBbl — thousand barrels of oil or other liquid hydrocarbons;

•	MBOE — thousand barrels of oil equivalent;

•	MMBbl — million barrels of oil or other liquid hydrocarbons;

(1)

•	MMBOE — million barrels of oil equivalent;

•	Mcf — thousand cubic feet of natural gas; and

•	MMcf — million cubic feet of natural gas.
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
     Our website address is http://www.plll.com. Information on our website or any other website is not incorporated by reference into this Annual Report on Form 10-K/A and does not constitute a part of this Annual Report on Form 10-K/A .
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
     Our 2005 capital investment budget for properties we owned at March 1, 2005 is estimated to be approximately $43.7 million, which includes $7.0 million for the purchase of

(2)

leasehold and seismic in our areas of activity. The budget will be funded from net cash provided by operating activities, bank borrowings and equity proceeds. The amount and timing of expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors.
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
Drilling Activities in 2004
     The following table shows our drilling activities, by geographic area, during 2004.

			Number of Wells
		Number of	Drilling or	Gross
	Depth Range	Gross	Waiting on Completion	Productive	Gross
Area	(feet)	Wells Drilled	at December 31, 2004	Wells	Dry Wells
North Texas
Barnett Shale	7,000 — 8,000	1	1	—	—
Permian Basin
Abo Gas	4,300 — 4,500	5	—	5	—
Diamond M (Shallow)	2,400 — 3,500	30	—	30	—
Fullerton	4,000 — 5,000	8	—	8	—
East Texas
Cotton Valley	16,000 — 18,000	1	1	—	—
Onshore Gulf Coast of Texas
Yegua	6,300 — 13,000	4	—	4	—
Shallow Frio	3,000 — 6,300	2	—	1	1
Deep Frio	8,000 — 11,000	1	—	—	1
Cook Mountain	11,000 — 15,000	8	—	6	2
Texas Panhandle	6,000 — 6,000	11	2	9	—

		71	4	63	4

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
Capital Investments for 2005
     Our 2005 capital investment budget for properties we owned at March 1, 2005 is estimated to be approximately $43.7 million, which includes $9.6 million for the purchase of leasehold, seismic and other in our areas of activity. The budget will be funded from net cash provided by operating activities, bank borrowings and equity proceeds. The amount and timing of expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors.
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
Fullerton San Andres Field, Andrews County, Texas — This property generates approximately 44% of our current daily production and represents approximately 48% of our total proved reserve value as of December 31, 2004.
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
Carm-Ann San Andres Field / N. Means Queen Unit, Andrews & Gaines Counties, Texas — These properties generate approximately 5% of our current daily production and represent approximately 11% of our total proved reserve value as of December 31, 2004.
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
Diamond M Shallow Leases, Scurry County, Texas — This property generates approximately 4% of our current daily production and represents approximately 13% of our total proved reserve value as of December 31, 2004.
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
Diamond M Canyon Reef Unit, Scurry County, Texas — This property generates approximately 4% of our current daily production and represents approximately 9% of our total proved reserve value as of December 31, 2004.
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

(9)

New Mexico Abo Gas Project — This project generates less than 1% of our current daily production and represents less than 1% of our total proved reserve value as of December 31, 2004.
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
Other Permian Basin Projects — Other Permian Basin projects generate approximately 12% of our current daily production and represent approximately 9% of our total proved reserve value as of December 31, 2004.
We have budgeted approximately $2.0 million for other Permian Basin properties in 2005, primarily for lease and well equipment and capitalized overhead.
Onshore Gulf Coast of South Texas
Yegua/Frio Gas Project, Jackson and Wharton Counties, Texas — This project

(10)

generates approximately 23% of our current daily production and represents approximately 9% of our total proved reserve value as of December 31, 2004.
We have budgeted approximately $0.9 million for the Yegua/Frio gas project in 2005, for the drilling and completion of 3 wells.
Cook Mountain Gas Project, Liberty County, Texas — This project generates approximately 8% of our current daily production and represents approximately 1% of our total proved reserve value as of December 31, 2004.
We have budgeted approximately $0.9 million for the Cook Mountain gas project in 2005 for the drilling and completion of 3 wells.
North Texas
Barnett Shale Gas Project, Tarrant County, Texas — Our development of this project is expected to begin in the first quarter of 2005. This project does not yet contribute to our current daily production or reserve value.
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
Other Projects
Utah/Colorado CBM (Coal Bed Methane) Gas/Conventional Oil and Gas Projects — Our development of this project is expected to begin in the first half of 2005. This project does not yet contribute to our current daily production or reserve value.

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
East Texas Cotton Valley Reef Gas Project — This project does not yet contribute to our current daily production or reserve value.
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

	Exploratory Wells (1)				Development W ells(2)
Year Ended	Productive		Dry		Productive		Dry
December 31,	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2004	17.0	1.68	4.0	0.95	50.0	31.8	—	—

2003	15.0	5.05	8.0	2.09	3.0	2.6	1.0	0.25

2002	12.0	3.10	3.0	0.70	4.0	2.3	—	—

(1)	An exploratory well is a well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

(2)	A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
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

	Year Ended December 31,
	2004	2003	2002
	(in thousands except per unit data)
Production, Prices and Lifting Costs:
Oil (Bbls)	729	629	131
Natural gas (Mcf)	2,690	3,356	2,670
BOE	1,177	1,188	576
Oil price (per Bbl) (1)	$39.05	$29.11	$24.59
Natural gas price (per Mcf)(1)	$5.85	$5.40	$3.33
BOE price (1)	$37.55	$30.66	$21.03

Average Production (lifting) Cost per BOE(2)	$8.06	$7.07	$5.00

(1)	Average price received at the wellhead for our oil and natural gas.

(2)	The increase in 2004 and 2003 is attributable to increased lifting costs associated with our waterflood projects.
     The following summarizes our revenue for each of the three years ended December 31 by product sold.

	2004	2003	2002
		(in thousands)
Oil revenue	$28,455	$18,300	$3,217
Oil hedge	(7,458)	(1,659)	—
Gas revenue	15,735	18,121	8,889
Gas hedge	(895)	(907)	—

	$35,837	$33,855	$12,106

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

	Producing Wells				Acreage
	Oil(1)		Gas		Developed		Undeveloped
	Gross	Net(2)	Gross	Net(2)	Gross	Net(3)	Gross	Net(3)
Texas	570	280.4	93	34.02	64,582	36,126	53,805	5,820

Colorado	—	—	—	—	—	—	14,080	14,080

New Mexico	—	—	6	0.51	1,277	109	121,222	30,355

Utah	—	—	—	—	—	—	123,864	122,800

Total	570	280.4	99	34.53	65,859	36,235	312,971	173,055

(1)	Does not include 356 wells that were shut in or temporarily abandoned as of December 31, 2004.

(2)	Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(3)	Parallel’s net acres are computed by multiplying the number of lease net acres by our working interest.
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
     For additional information concerning our estimated proved oil and natural gas reserves, you should read Note 15 to the consolidated financial statements. See also Item 8 — Financial Statements and Supplementary Data on page 65 of this Annual Report on Form 10-K/A .
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
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of	Weighted-average	Number of securities
	securities to be	exercise price of	remaining available for
	issued upon exercise	outstanding	future issuance under
	of outstanding	options, warrants	equity compensation
	options, warrants	and rights	plans (excluding
	and rights		securities reflected in
column (a))
Equity compensation plans approved by security holders(1)	1,739,638	$3.87	312,612
Equity compensation plans not approved by security holders	575,000 (2)	$3.83	—
Total	2,314,638	$3.85	312,612

(1)	Includes the following plans: 2004 Non-Employee Director Stock Grant Plan; 1992 Stock Option Plan; 1997 Non-employee Directors Stock Option Plan; 1998 Stock Option Plan; and 2001 Non-employee Directors Stock Option Plan.

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

(39)

	Year Ended December 31,
	2004	2003	2002(1)	2001(2)	2000
		(in thousands, except per share and per unit data)
Consolidated Income Statements Data:

Operating revenues	$35,837	$33,855	$12,106	$17,840	$17,134
Operating expenses	$23,571	$21,138	$11,250	$28,405	$9,530
Income (loss) before cumulative effect of change in accounting principle	$5,585	$7,664	$18,701	$(4,708)	$5,977
Net income (loss)	$5,585	$7,602	$18,701	$(4,708)	$5,977
Cumulative preferred stock dividend	$(572)	$(580)	$(585)	$(585)	$(585)
Net income (loss) available to common stockholders	$5,013	$7,022	$18,116	$(5,292)	$5,393

Net income (loss) per common share before cumulative effect of change in accounting principle
Basic	$0.20	$0.33	$0.88	$(0.26)	$0.26
Diluted	$0.20	$0.31	$0.79	$(0.26)	$0.25

Weighted average common stock and common stock equivalents outstanding
Basic	25,323	21,264	20,680	20,458	20,332
Diluted	28,402	24,175	23,549	20,458	23,465

Cash dividends — common stock	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data:

Total assets	$170,671	$118,343	$102,351	$41,760	$46,456
Total liabilities	$110,677	$57,111	$56,852	$15,446	$15,288
Long-term debt, less current maturities	$79,000	$39,750	$45,604	$9,600	$11,624
Total stockholders’ equity	$59,994	$61,232	$45,499	$26,314	$31,168

Consolidated Statement of Cash Flow Data:

Cash provided (used) by
Operating activities	$17,727	$19,465	$1,528	$13,383	$10,694
Investing activities	$(69,518)	$(15,494)	$(30,277)	$(11,357)	$(5,846)
Financing activities	$39,194	$1,595	$37,210	$(676)	$(4,123)

Operating Data:

Product Sales
Oil (Bbls)	729	629	131	138	165
Gas (Mcf)	2,690	3,356	2,670	3,266	2,822
BOE	1,177	1,188	576	682	635
Average sales price
Oil (per Bbl)	$39.05	$29.11	$24.59	$24.80	$28.88
Gas (per Mcf)	$5.85	$5.40	$3.33	$4.41	$4.38
Proved reserves
Oil (Bbls)	18,916	12,084	10,271	916	974
Gas (Mcf)	16,825	16,271	15,633	13,947	15,686

Other Data:

Long-term leases(3)	$127,087	$130,043	$84,046	$53,851	$51,064

(40)

(1)	Results include a $31.0 million gain attributable to equity in income of First Permian, L.P. See Note 6 to the consolidated financial statements. Results also include noncash charges of $717,000 on the sale of Energen stock, $509,000 for the change in fair value of derivatives and $440,000 for the change in fair market value of our crude oil swaps.

(2)	Results include noncash charges of $2.2 million in the fiscal quarter ended September 30, 2001 and $14.6 million in the fourth quarter ended December 31, 2001, in each case related to the impairment of oil and natural gas properties incurred in 2001 and primarily a result of a decrease in year-end reserves and lower oil and natural gas prices.

(3)	Excludes our two field offices in Andrews and Snyder, Texas as the lease costs for these office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.
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
Results of Operations
     We changed our business model in 2002 from exploration on the Gulf Coast to acquisition and exploitation of long life assets in the Permian Basin. At the beginning of 2002, our reserves were approximately 3.2 million barrels of oil equivalent with a reserves to production ratio of approximately 4 to 1. Through the execution of this business model, our reserves at the end of 2004 were approximately 21.7 million barrels of oil equivalent with a reserves to production ratio of approximately 18.3 to 1. As described on page 21 of this report, the failure to replace oil and gas reserves may negatively affect Parallel’s business. Parallel monitors this risk by comparing the quantity of Parallel’s oil and gas reserves at the end of each year to Parallel’s production for that year. This comparison, which is made in the form of a reserves to production ratio, helps Parallel measure its ability to offset produced volumes with new reserves that will be produced in the future. The reserves to production ratio is calculated by dividing the total proved reserves at the end of a year by the actual production for the same year. The ratio provides us with an indication of our performance in replenishing annual production volumes. The reserves to production ratio is a statistical indicator that has limitations. The ratio is limited because it can vary widely based on the extent and timing of new discoveries and property acquisitions. In addition, the ratio does not take into account the cost or timing of future production of new reserves. For that reason, the ratio does not, and is not intended to, provide a measurement of value. At the end of 2002, our production was 77% natural gas and 23% oil compared to 38% natural gas and 62% oil at the end of 2004. The production stream changed from short life Gulf coast natural gas to long life Permian Basin oil and has increased our lease operating expense primarily due to increased utilities and chemicals associated with the oil properties.

(44)

     The following table show selected data and operating income comparison for each of the three years ended December 31, 2004.

	Years Ended December 31,
	2004	2003	2002
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	729	629	131
Natural gas (Mcf)	2,690	3,356	2,670
BOE	1,177	1,188	576

Sales Price
Oil (per Bbl) (1)	$39.05	$29.11	$24.59
Natural gas (per Mcf) (1)	$5.85	$5.40	$3.33
BOE Price (1)	$37.55	$30.66	$21.03
BOE Price (2)	$30.45	$28.50	$21.03

Operating Revenues
Oil	$28,455	$18,300	$3,217
Oil hedges	(7,458)	(1,659)	—
Natural gas	15,735	18,121	8,889
Natural gas hedge	(895)	(907)	—

	$35,837	$33,855	$12,106

Operating Expenses
Lease operating expense	$7,373	$6,458	$2,081
Production taxes	2,108	1,946	796
General and administrative:
General and administrative	3,123	3,019	1,287
Public reporting	2,255	1,325	866
Depreciation and Depletion	8,712	8,390	6,220

	$23,571	$21,138	$11,250

Operating income	$12,266	$12,717	$856

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
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
     Incentive and Retention Plan. Parallel’s ultimate liability under the Plan is not readily determinable because of the inability to predict Parallel’s stock price on the future date of any corporate transaction or change of control. No liability will be recorded until such time as a corporate transaction or a change of control occurs. The occurrence of a change of control or a corporate transaction could have a negative impact on our financial condition and results of operation, depending upon the price of our stock at the time of a change of control or corporate transaction.
Years Ended December 31, 2004 and December 31, 2003
     Our oil and natural gas revenues and production product mix are displayed in the following table for the years ended December 31, 2004 and 2003.

(47)

Oil and Gas Revenues

	Revenues(1)		Production
	2004	2003	2004	2003
Oil (Bbls)	59%	49%	62%	53%
Natural gas (Mcf)	41%	51%	38%	47%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
     The following table outlines the detail of our operating revenues for the following periods.

	Year Ended December 31		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
		(in thousands except per unit data)
Production Volumes
Oil (Bbls)	729	629	100	16%
Natural gas (Mcf)	2,690	3,356	(666)	(20)%
BOE	1,177	1,188	(11)	(1)%

Sales Price
Oil (per Bbl) (1)	$39.05	$29.11	$9.94	34%
Natural gas (per Mcf) (1)	$5.85	$5.40	$0.45	8%
BOE price (1)	$37.55	$30.66	$6.89	22%
BOE price (2)	$30.45	$28.50	$1.95	7%

Operating Revenues
Oil	$28,455	$18,300	$10,155	55%
Oil hedges	$(7,458)	$(1,659)	$(5,799)	(350)%
Natural gas	$15,735	$18,121	$(2,386)	(13)%
Natural gas hedges	$(895)	$(907)	$12	1%

Total	$35,837	$33,855	$1,982	6%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
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

	Year Ended December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls )	629	131	498	380%
Natural gas (Mcf)	3,356	2,670	686	26%
BOE	1,188	576	612	106%

Sales Price
Oil (per Bbl) (1)	$29.11	$24.59	$4.52	18%
Natural gas (per Mcf) (1)	$5.40	$3.33	$2.07	62%
BOE price (1)	$30.66	$21.03	$9.63	46%
BOE price (2)	$28.50	$21.03	$7.47	36%

Operating Revenues
Oil	$18,300	$3,217	$15,083	469%
Oil hedges	$(1,659)	$—	$(1,659)	—
Natural gas	$18,121	$8,889	$9,232	104%
Natural gas hedges	$(907)	$—	$(907)	—

Total	$33,855	$12,106	$21,749	180%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions. We did not apply hedge accounting in 2002.
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
     For additional information about our price risk management transactions, see Item 7A of this Annual Report on Form 10-K/A      , beginning on page 63.
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
     The following table is a summary of significant contractual obligations:

	Obligation Due in Period
						After 5
Contractual Cash Obligations	2005	2006	2007	2008	2009	years		Total
	(in thousands)
Revolving Credit Facility (secured)	$—	$—	$—	$79,000	$—	$—		$79,000

Office Lease (Dinero Plaza)	157	105	—	—	—	—		262

Andrews and Snyder Field Offices	23	23	23	14	14		(1)	97

Preferred Stock Dividend	570	570	570	570	570		(2)	2,850

Asset retirement obligations(3)	150	58	222	41	146	1,515		2,132

Derivative Obligations	7,965	5,270	2,208	2,048	—	—		17,491

Total	$8,865	$6,026	$3,023	$81,673	$730	$1,515		$101,832

(1)	The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working interest owner in the Diamond “M” project. The Andrews field office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(2)	Payments of preferred dividends so long as preferred stock remains outstanding and not converted.

(3)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.

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

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in millions)
January 1, 2005 thru December 31, 2005	$50	3.36%	$(0.140)

January 1, 2006 thru December 31, 2006	$50	3.82%	(0.028)

January 1, 2007 thru December 31, 2007	$50	4.30%	(0.109)

January 1, 2008 thru December 30, 2008	$50	4.74%	(0.167)

Total fair market value			$(0.444)

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

(64)

A recap for the period of time, number of MMBtu’s and natural gas prices is as follows:

					Houston Ship Channel
	Barrels of	Ny Mex oil prices		MMBtu of	gas prices		Fair
Period of Time	Oil	Floor	Cap	Natural Gas	Floor	Cap	Market Value
							($ in thousands)
April 1, 2005 thru October 31, 2005	—	$—	$—	428,000	$5.00	$7.26	$(34)

January 1, 2005 thru December 31, 2005	73,000	$36.00	$49.60	—	$—	$—	(13)

January 1, 2006 thru December 31, 2006	70,800	$35.00	$44.00	—	$—	$—	(100)

Total fair market value							$(147)

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
     We have entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu’s, number of barrels, and swap prices are as follows:

	Barrels			Houston Ship	Fair
	of	Nymex Oil	MMBtu of	Channel	Market
Period of Time	Oil	Swap Price	Natural Gas	Gas Swap Price	Value
					($ in thousands)
January 1, 2005 thru December 31, 2005	620,500	$30.19	—	$—	$(7,583)

January 1, 2006 thru December 20, 2006	448,000	$28.46	—	$—	(5,142)

January 1, 2007 thru December 31, 2007	474,500	$34.36	—	$—	(2,099)

January 1, 2008 thru December 31, 2008	439,200	$33.37	—	$—	(1,880)

Total oil fair market value					(16,704)

January 1, 2005 thru March 31, 2005	—	$—	180,000	$4.075	(195)

Total natural gas fair market value					(195)

Total fair market value					$(16,899)

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
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We use certain disclosure controls and procedures to help ensure that information we are required to disclose in reports that we file with the Securities and Exchange Commission is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods specified by the SEC. As of the end of the period covered by this Annual Report on Form 10-K/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by Larry C. Oldham, our President and Chief Executive Officer (principal executive officer), and Steven D. Foster, our Chief Financial Officer (principal financial officer). Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K/A, for their intended purposes.
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
     Management assessed the effectiveness of Parallel’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. As a result of this assessment, management determined that Parallel’s internal control over financial reporting as of December 31, 2004 is effective, based on those criteria.
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

/s/ BDO Seidman, LLP
Houston, Texas
February 28, 2005
ITEM 9B. OTHER INFORMATION
None.

(69)

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The Directors and executive officers of Parallel at March 1, 2005 are as follows:

Name	Age	Since	Position with Company
Thomas R. Cambridge (1)	69	1985	Chairman of the Board of Directors

Larry C. Oldham (1)	51	1979	Director, President and Chief Executive Officer

Dewayne E. Chitwood (2)(3)(4)	68	2000	Director

Martin B. Oring (1)(2)(3)(4)	59	2001	Director

Ray M. Poage (1)(2)(3)(4)	57	2003	Director

Jeffrey G. Shrader (1)(2)(4)	54	2001	Director

Donald E. Tiffin	47	—	Chief Operating Officer

Eric A. Bayley	56	—	Vice President of Corporate Engineering

John S. Rutherford	45	—	Vice President of Land and Administration

Steven D. Foster	49	—	Chief Financial Officer

(1)	Member of Hedging and Acquisition Committee

(2)	Member of Compensation Committee

(3)	Member of Audit Committee

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
     The Audit Committee of the Board of Directors consists of three directors, all of whom have no financial or personal ties to Parallel (other than director compensation and equity ownership as described in this Annual Report on Form 10-K/A ) and meet the Nasdaq standards for independence. The Board of Directors has determined that at least one member of the Audit Committee, Ray M. Poage, meets the criteria of an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K, and is independent for purposes of Nasdaq listing standards and Section 10A (m)(3) of the Securities Exchange Act of 1934, as amended. Mr. Poage’s background and experience includes service as a partner of KPMG LLP where Mr. Poage participated extensively in accounting, auditing and tax matters related to the oil and natural gas business. The Audit Committee operates under a charter, which was revised in March 2004. The charter can be viewed in our website on www.parallel-petro.com.
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
     The committee will consider candidates for Director suggested by stockholders. Stockholders wishing to suggest a candidate for Director should write to any one of the members of the committee at his address shown under Item 12 of this Annual Report on Form 10-K/A . Suggestions should include:
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
Code of Ethics
     On March 15, 2004, the Board adopted a code of ethics as part of our efforts to comply with the Sarbanes-Oxley Act of 2002 and rule changes made by the Securities and Exchange Commission and Nasdaq. Our code of ethics applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all other financial officers and executives. You may review the code of ethics on our website at www.parallel-petro.com. A copy of our code of ethics has also been filed with the Securities and Exchange Commission and is incorporated by reference as an exhibit to this Annual Report on Form 10-K/A . We will provide without charge to each person, upon written or oral request, a copy of our code of ethics.

(74)

Requests should be directed to:
Manager of Investor Relations
Parallel Petroleum Corporation
1004 N. Big Spring, Suite 400
Midland, Texas 79701
Telephone: (432) 684-3727
Stockholder Communications with Directors
     Parallel stockholders who want to communicate with any individual Director can write to that Director at his address shown under Item 12 of this Annual Report on Form 10-K/A .
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

(75)

Compensation Table
						Long-Term Compensation
		Annual Compensation				Awards		Payouts
				Other		Restricted	Securities		All
				Annual		Stock	Underlying	LTIP	Other
Name and		Salary	Bonus	Compensation		Awards	Options/	Payouts	Compensation
Principal Position(1)	Year	($)	($)(2)	($)(3)		($)	SAR (#)	($)	($)
T. R. Cambridge	2004	$110,000	$10,000	$—		0	0	0	0
Chairman of the Board	2003	$110,000	$25,000	$—		0	0	0	0
	2002	$106,284	$158,888	$450		0	0	0	0

L. C. Oldham	2004	$250,000	$11,019	$27,183	(4)	0	0	0	$15,000	(5)
President , Chief Executive	2003	$191,000	$61,391	$22,802		0	0	0	$11,460
Officer and Director	2002	$187,316	$555,674	$22,474		0	0	0	$11,113

D. E. Tiffin	2004	$220,000	$10,015	$23,560	(6)	0	0	0	$13,560	(7)
Chief Operating Officer	2003	$171,140	$44,391	$17,464		0	0	0	$10,268
	2002	$99,832	$47,421	$8,257		0	50,000	0	$5,990

E. A. Bayley	2004	$140,000	$7,101	$24,500	(8)	0	0	0	$8,400	(9)
Vice President	2003	$110,000	$23,391	$16,470		0	0	0	$6,600
	2002	$111,792	$172,178	$16,127		0	0	0	$6,303

J. S. Rutherford	2004	$140,000	$7,062	$23,357	(10)	0	0	0	$8,400	(11)
Vice President	2003	$110,000	$23,391	$15,763		0	0	0	$6,600
	2002	$110,384	$410,352	$16,540		0	0	0	$6,488

S. D. Foster	2004	$140,000	$7,033	27,983	(12)	0	0	0	$8,760	(13)
Chief Financial Officer

(1)	Mr. Cambridge’s position as Chief Executive Officer ceased on January 1, 2004 when Mr. Oldham became Chief Executive Officer.

(2)	The bonuses paid to Messrs. Cambridge, Oldham, Bayley and Rutherford during 2002 includes payments made to them under Incentive Award Agreements as a result of the sale of First Permian’s assets. Parallel entered into these Incentive Award Agreements with Messrs. Cambridge, Oldham, Bayley, Rutherford and four other employees in December 2001 to provide an incentive to the participants and to reward outstanding efforts and achievements by them when a material contribution to Parallel’s success resulted from an Award Event. An Award Event generally meant an acquisition of First Permian, a sale of substantially all of First Permian’s assets, or Parallel’s sale or other disposition of its 30.675% ownership interest in First Permian. The agreements awarded Unit Equivalent Rights to the recipients. A Unit Equivalent Right was essentially equivalent to a Common Unit of common membership interest in First Permian. At March 1, 2002, First Permian had outstanding 1,140,992 Common Units and 1,350,000 Preferred Units. Parallel owned 350,000 Common Units of First Permian. The Unit Equivalent Rights entitled the recipient to a one-time cash bonus. Payment of the bonus was triggered by the occurrence of an Award Event. The amount of a bonus payment was defined as the difference between $30.00 per Common Unit and the price per Common Unit received by First Permian’s holders of Common Units in a transaction constituting an Award Event, multiplied by the number of Unit Equivalent Rights granted to the recipient. To illustrate, assuming the holders of First Permian’s Common Units received $100.00 per Common Unit from a sale of assets, a recipient of 1,000 Unit Equivalent Rights would be entitled to receive a cash payment equal to $70.00 ($100.00 minus $30.00) multiplied by 1,000, or $70,000. Under these Incentive Award Agreements, 9,565 Unit Equivalent Rights were granted to Mr. Oldham; 2,394 were granted to Mr. Cambridge; 2,869 to Mr. Bayley; and 7,173 to Mr. Rutherford. In April, 2002 an Award Event occurred when First Permian sold all of its oil and gas properties to Energen Corporation. Because shares of Energen Corporation’s common stock were a component of the total purchase price for First Permian’s properties, the portion of the bonus payments attributable to the Energen stock was based upon the price at which we sold our shares of Energen stock. Under these agreements, Mr. Cambridge received $132,480; Mr. Oldham — $529,266; Mr. Bayley — $158,770; and Mr. Rutherford — $396,944. The Incentive Award Agreements automatically terminated upon payment of the bonuses. Mr. Tiffin received a signing and inducement bonus in the amount of $46,013 when he joined Parallel in June 2002.

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
     In the case of a corporate transaction, the total amount of cash available for performance bonuses is equal to the per share price received by all stockholders minus a base price of $3.73 per share, multiplied by 1,080,362 shares. The $3.73 base price represents the volume weighted average closing price per share of Parallel’s common stock for the fiscal quarter ended December 31, 2003 and the 1,080,362 shares represents 5% of the weighted average number of shares of common stock (basic) outstanding for the same period. As an example, if the stockholders of the company received a per share price of $6.00 in a merger, tender offer or other corporate transaction, the total amount of cash available for payment to all plan participants would be [$6.00 — $3.73] x 1,080,362, or $2,452,422. If a change of control occurs, the total amount of cash available for retention payments to all plan participants is equal to the per share closing

(80)

price of Parallel’s common stock on the day immediately preceding the change of control minus the base price of $3.73 per share, multiplied by 1,080,362.
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
     The cash fees paid to our non-employee Directors for their services in 2004 are as follows: Mr. Pannill received $21,000; Mr. Chitwood — $49,875; Mr. Shrader — $42,750; Mr. Poage — $52,125; and Mr. Oring — $49,500. All Directors are reimbursed for expenses incurred in connection with attending meetings.
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

(88)

Name and Address	Amount and Nature	Percent
of	of	of
Beneficial Owner	Beneficial Ownership(1)	Class(2)
Thomas R. Cambridge 2201 Civic Circle, Suite 216 Amarillo, Texas 79109	1,057,045(3)	3.36%

Dewayne E. Chitwood 400 Pine St., Suite 700 Abilene, Texas 79601	1,686,279(4)	5.28%

Larry C. Oldham 1004 N. Big Spring, Suite 400 Midland, Texas 79701	892,090(5)	2.83%

Martin B. Oring 706 Cinnamon Lane Franklin Lakes, New Jersey 07417	220,888(6)	*

Ray M. Poage 4711 Meandering Way Colleyville, Texas 76034	61,690(7)	*

Jeffrey G. Shrader 801 S. Filmore, Suite 600 Amarillo, Texas 79105	130,222(8)	*

Eric A. Bayley 1004 N. Big Spring, Suite 400 Midland, Texas 79701	203,490(9)	*

John S. Rutherford 1004 N. Big Spring, Suite 400 Midland, Texas 79701	166,300(10)	*

Donald E. Tiffin 1004 N. Big Spring, Suite 400 Midland, Texas 79701	60,415(11)	*

Steven D. Foster 1004 N. Big Spring, Suite 400 Midland, Texas 79701	43,000(12)	*

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	3,555,800(13)	11.40%

All Executive Officers and Directors as a Group (10 persons)	4,521,419(14)	13.57%

*	Less than one percent

(1)	Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers.

(2)	Securities not outstanding, but included in the beneficial ownership of each such person, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Shares of common stock that may be acquired within sixty days upon exercise of outstanding stock options and warrants or upon conversion of preferred stock are deemed to be outstanding.

(89)

(3)	Includes 757,045 shares of common stock held indirectly through Cambridge Collateral Services, Ltd., a limited partnership of which Mr. Cambridge and his wife are the general partners. Also included are 300,000 shares of common stock underlying presently exercisable stock options held by Mr. Cambridge.

(4)	Includes 932,488 shares of common stock held directly by Wes-Tex Drilling Company, L.P., a limited partnership, and 314,285 shares of common stock that may be acquired by Wes-Tex Drilling Company, L.P. upon conversion of 110,000 shares of preferred stock. In his capacity as president, chief executive officer and a manager of Wes-Tex Holdings, LLC, the general partner of Wes-Tex Drilling Company, L.P., Mr. Chitwood may be deemed to have shared voting and investment powers with respect to such shares. See note 13 below. Also included are 20,000 shares of common stock held by the Estate of Myrle Greathouse (the “Estate”); 157,142 shares that may be acquired by the Greathouse Charitable Remainder Trust (the “Trust”) upon conversion of 55,000 shares of preferred stock; and 157,142 shares of common stock that may be acquired by the Greathouse Foundation (the “Foundation”) upon conversion of 55,000 shares of preferred stock. Mr. Chitwood is the executor (but not a beneficiary) of the Estate, the trustee (but not a beneficiary) of the Trust and the executive director and a director of the Foundation. In these capacities, Mr. Chitwood may also be deemed to have shared voting and investment powers with respect to the shares of common stock beneficially owned by the Estate, the Trust and the Foundation. However, Mr. Chitwood disclaims beneficial ownership of all shares of common stock held by Wes-Tex Drilling Company, L.P., the Estate, Trust and Foundation. Also included are 100,000 shares of common stock underlying presently exercisable stock options held by Mr. Chitwood.

(5)	Includes 200,000 shares of common stock held indirectly through Oldham Properties, Ltd., a limited partnership of which Mr. Oldham is the general partner and he and his wife are the limited partners. Also included are 355,000 shares of common stock underlying presently exercisable stock options held by Mr. Oldham.

(6)	Of the total number of shares shown, 24,000 shares are held directly by Mr. Oring’s wife; 100,000 shares may be acquired by Mr. Oring upon exercise of stock options held by Mr. Oring; and 91,666 shares may be acquired upon exercise of a stock purchase warrant.

(7)	Includes 25,000 shares that may be acquired upon exercise of a presently exercisable stock option and an additional 25,000 shares with respect to which such stock option will become exercisable within the next sixty days.

(8)	Includes 100,000 shares of common stock underlying presently exercisable stock options.

(9)	Includes 165,000 shares of common stock underlying presently exercisable stock options. A total of 6,790 shares of common stock are held indirectly by Mr. Bayley through individual retirement accounts and Parallel’s 408(K) Plan.

(10)	Includes 158,750 shares of common stock underlying presently exercisable stock options. Also included are 7,550 shares held indirectly by Mr. Rutherford through his 408(k) Plan.

(11)	Of the total number of shares shown 6,500 shares are held indirectly through Mr. Tiffin’s individual retirement account. Includes 50,000 shares of common stock underlying presently exercisable stock options.

(12)	Includes 35,000 shares of common stock underlying presently exercisable stock options.

(13)	The number of shares reported is based on information, as of December 31, 2004, contained in Schedule 13G filed by Wellington Management Company LLP (“Wellington”) with the Securities and Exchange Commission on February 14, 2005. Wellington reported that, in its capacity as investment advisor, it may be deemed to beneficially own such shares which are held of record by clients of Wellington; that those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities; and that no such client is known to have such right or power with respect to more than five percent of this class of securities. Wellington reported shared dispositive power with respect to all of such shares and shared voting power with respect to 2,951,300 shares.

(14)	Includes 1,505,416 shares of common stock underlying stock options and warrants that are presently exercisable or that become exercisable within sixty days and 628,569 shares of common stock that may be acquired upon conversion of 220,000 shares of preferred stock.
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
     KPMG LLP audited our consolidated financial statements for the year ended December 31, 2002 and for the prior eighteen years. However, as described under Item 9 of this Annual Report on Form 10-K/A , KPMG resigned in December 2003. Prior to KPMG’s resignation, KPMG provided audit and tax services in 2003. In January 2004, we engaged BDO Seidman, LLP as our independent auditors.

(92)

     The audit committee had not, as of the time of filing this Annual Report on Form 10-K/A with the Securities and Exchange Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors. Instead, the audit committee as a whole has pre-approved all such services. In the future, our audit committee may approve the services of our independent auditors pursuant to pre-approval policies and procedures adopted by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to Parallel’s management.
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
     In the above table, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements included in Form 10-K/A and review of consolidated financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements and fees for Sarbanes-Oxley 404 audit work; “audit-related fees” are fees billed for assurance and related services (such as due diligence services) that are reasonably related to the performance of the audit or review of our consolidated financial statements; “tax fees” are fees for tax compliance, advice and planning; and “all other fees” are fees billed to Parallel for any services not included

(93)

in the first three categories.
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
     (a)(3) Exhibits
See Item 15(b) below.
     (b) Exhibits:
A list of exhibits to this Annual Report on Form 10-K/A is set forth below.

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

(94)

No.	Description of Exhibit
3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 16, 2005)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 16, 2005)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 16, 2005)

(95)

No.	Description of Exhibit
10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 1997)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A.

(96)

No.	Description of Exhibit
(Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 16, 2005)

(97)

No.	Description of Exhibit
14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

* 23.1	Consent of KPMG LLP

* 23.2	Consent of BDO Seidman, LLP

* 23.3	Consent of Cawley Gillespie & Associates, Inc. Independent Petroleum Engineers

* 31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

/s/ KPMG LLP
Midland, Texas
March 14, 2003

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
December 31, 2004 and 2003
(dollars in thousands)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$4,781	$17,378

Accounts receivable:
Oil and gas	6,642	4,610
Other, net of allowance for doubtful account of $9	389	316
Affiliates	7	—

	7,038	4,926
Other current assets	179	210
Deferred tax asset	2,531	1,098

Total current assets	14,529	23,612

Property and equipment, at cost:
Oil and gas properties, full cost method (including $9,526 and $2,334 not subject to depletion)	229,245	162,621
Other	2,062	1,414

	231,307	164,035
Less accumulated depreciation, depletion and amortization	(78,782)	(70,070)

Net property and equipment	152,525	93,965

Restricted cash	2,287	—
Investment in Westfork Pipeline	595	297
Other assets, net of accumulated amortization of $581 and $182	735	469

	$170,671	$118,343

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,568	$3,965
Asset retirement obligations	150	—
Derivative obligations	7,965	3,231

Total current liabilities	13,683	7,196

Revolving Credit Facility	79,000	39,750
Asset retirement obligations	1,982	1,701
Derivative obligations	9,525	2,655
Deferred tax liability	6,487	5,809

Total long-term liabilities	96,994	49,915

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — $0.60 cumulative convertible preferred stock — par value of $0.10 per share, (liquidation preference of $10 per share) authorized 10,000,000 shares, issued and outstanding 950,000 and 959,500	95	96
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 25,439,292 and 25,216,863	254	253
Additional paid-in capital	48,328	47,544
Retained earnings	22,073	17,060
Accumulated other comprehensive loss	(10,756)	(3,721)

Total stockholders’ equity	59,994	61,232

	$170,671	$118,343

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

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Stockholders’ Equity
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

The accompanying financial statements present the consolidated results of Parallel Petroleum Corporation, a Delaware Corporation, and its wholly owned subsidiaries, Parallel L.P. and Parallel, L.L.C (collectively “the Company” or Parallel). All significant inter-company account balances and transactions have been eliminated. The Company accounts for its interests in oil and gas joint ventures and working interests using the proportionate consolidation method. Under this method, the Company records its proportionate share of assets, liabilities, revenues and expenses.

(b)	Nature of Operation

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

Management and service fees received for contractual arrangements, if any, are treated as reimbursement of costs, offsetting the costs incurred to provide those services. Specifically, from time to time, the Company serves as operator of its oil and gas properties in which it owns an interest. Under operating agreements naming the Company as operator, the Company is reimbursed for certain specified direct charges and overhead charges. Amounts received in reimbursement for drilling activities are applied as a reduction to Parallel’s capital costs, and amounts received in reimbursement for producing activities are applied to reduce the Company’s general and administrative expenses.

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

Prior to 2003, Parallel accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. In September, 2003, Parallel adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS No. 123, whereby certain transitional alternatives are available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Parallel used the prospective method which applied prospectively the fair

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
value recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation was adopted. The potential impact of using the fair value method for all options, on a pro forma basis, is presented in the table that follows. As Parallel adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the charge for stock-based compensation included in the determination of income in 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.

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

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers. For the period ended December 31, 2004, the Company did not have any oil or gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

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

(3)	Oil and Gas Properties

The following table reflects capitalized costs related to the oil and gas properties as of December 31:

	2004	2003
	(in thousands)
Proved properties	$219,719	$160,287
Unproved properties , not subject to depletion	9,526	2,334

	229,245	162,621
Accumulated depletion	(77,623)	(69,726)

	$151,622	$92,895

The following table reflects, by category of cost, amounts excluded from the depletion base for the periods presented:

Year	Leasehold	Geological and
Incurred	Costs	Geophysical	Total
		($ in thousands)
2004	$6,816	$786	$7,602

2003	1,195	327	1,522

2002 and prior	199	203	402

	$8,210	$1,316	$9,526

At December 31, 2004 and 2003, unevaluated costs of approximately $9.5 million and $2.3 million were excluded from the depletion base. These costs consist primarily of acreage acquisition and related geological and geophysical costs. The majority of these costs relate to the Company’s New Mexico and Utah leasehold positions which include federal leases with ten year terms. Although the Company expects transfers of cost to the full cost pool to commence in 2005 and continue throughout the term of the leases, timing is highly dependent on current and future drilling success rates.

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

The Company entered into fixed rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contract. The effect of the Swap is that the Company converted its variable rate debt into fixed rate debt. The Company will receive variable interest rates as previously described and pay fixed rates as shown in the table below.

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
The revolving credit facility has varying interest rates and consists of the following bank’s base rate and LIBOR tranches at December 31:

	2004	2003
	(in thousands)
Revolving Facility note payable to banks ,
Agent bank’s base lending rate of 7.25% and 4.50%	$5,000	$39,750
Libor No. 1 at 6.73% (maturing January 3, 2005)	55,000	—
Libor No. 2 at 7.29% (maturing May 23, 2005)	19,000	—

Total note payable to banks	$79,000	$39,750

On September 27, 2004, the Company entered into a Second Amended and Restated Credit Agreement (or the “Credit Agreement”) with a syndication of banks.

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
The Credit Agreement provides for a revolving credit facility which means that the Company can borrow, repay and reborrow funds drawn under the credit facility. The total amount that the Company can borrow and have outstanding at any one time is limited to the lesser of $200.0 million or the “borrowing base” established by their lenders. As of December 31, 2004, the Company’s borrowing base was $85.8 million. The principal amount outstanding under the credit facility at December 31, 2004 was $79.0 million, excluding $350,000 reserved for the Company’s letters of credit. The amount of the borrowing base is based primarily upon the estimated value of the Company’s oil and gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at the Company’s request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of the Company’s loan exceeds the borrowing base, the Company must either provide additional collateral to the lenders or repay the principal of the note in an amount equal to the excess. Except for the principal payments that may be required because of the Company’s outstanding loans being in excess of the borrowing base, interest only is payable monthly.
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

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
Federal income tax expense differs from the amount computed at the Federal statutory rate as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Income tax expense at statutory rate	$2,874	$3,700	$9,651
Statutory depletion	(29)	(96)	(360)
State tax, net of federal benefit (1)	6	(594)	370
Nondeductible expenses and other	18	21	22

Income tax expense	$2,869	$3,031	$9,683

(1)	The state tax benefit in 2003 resulted from a reversal of a prior year estimate.
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

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
The following table summarizes information about the Company’s employee stock options outstanding and exercisable at December 31, 2004:

	Options outstanding			Options exercisable
	Number	Weighted		Number
	Outstanding at	average	Weighted	exercisable at	Weighted
Range of	December 31,	remaining	average	December 31,	average
exercise prices	2004	contractual life	exercise price	2004	exercise price
$1.81 — $3.60	990,000	7 years	$2.67	900,000	$2.64

$4.09 — $5.40	928,750	5 years	$4.83	876,250	$4.82

	1,918,750			1,776,250

(a)	Stock Warrants
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

The Company has an Incentive and Retention Plan which provides for the payment to eligible officers and employees of a one time performance bonus and retention payment upon the occurrence of a change of control as defined in the plan. The amount of these bonuses depends on future prices of the Company’s stock which is undeterminable. In the case of a corporate transaction, the total cash obligation for performance bonuses is equal to the per share price received by all stockholders minus a base price of $3.73 per share, multiplied by 1,080,362 shares. The $3.73 base price represents the volume weighted average closing price per share of Parallel’s common stock for the fiscal quarter ended December 31, 2003 and the 1,080,362 shares represents 5% of the weighted average number of shares of common stock (basic) outstanding for the same period. If a change of control occurs, the total cash obligation for retention payments to all plan participants is equal to the per share closing price of Parallel’s common stock on the day immediately preceding the change of control minus the base price of $3.73 per share, multiplied by 1,080,362. Such liability would be recognized at the time a change of control or corporate transaction occurs.

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

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.
A summary of changes in reserve balances is presented below:

	Total proved		Proved developed
	BBL	MCF	BBL	MCF
		(in thousands)
Reserves as of December 31, 2001	916	13,947	490	9,574
Purchase of reserves in place	9,119	1,931	7,513	1,609
Extensions and discoveries	323	2,048	323	2,048
Revisions of previous estimates	44	377	67	640
Production	(131)	(2,670)	(130)	(2,669)

Reserves as of December 31, 2002	10,271	15,633	8,263	11,202
Extensions and discoveries	1,412	1,811	283	1,811
Revisions of previous estimates	1,030	2,183	1,027	2,409
Production	(629)	(3,356)	(629)	(3,356)

Reserves as of December 31, 2003	12,084	16,271	8,944	12,066
Purchase of reserves in place	4,982	1,432	3,057	733
Sale of reserves in place	(18)	(467)	(18)	(468)
Extensions and discoveries	1,159	4,661	338	3,840
Revisions of previous estimates	1,438	(2,382)	1,618	(323)
Production	(729)	(2,690)	(729)	(2,690)

Reserves as of December 31, 2004	18,916	16,825	13,210	13,158

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

Changes in Standardized Measure of
Discounted Future Net Cash Flows From Proved Reserves
(in thousands)

	December 31,
	2004	2003	2002
Increase (decrease):
Purchases of minerals in place	$47,727	$—	$85,075
Extensions and discoveries and improved recovery, net of future production and development costs	18,984	9,556	10,790
Accretion of discount	14,779	12,293	1,707
Net change in sales prices net of production costs	45,572	10,832	16,619
Changes in estimated future development costs	(8,641)	(6,948)	(512)
Revisions of quantity estimates	13,022	13,520	1,218
Net change in income taxes	(28,319)	(8,204)	(23,318)
Sales, net of production costs	(26,356)	(25,451)	(9,170)
Changes of production rates (timing) and other	13,375	11,052	132

Net increase (decrease)	90,143	16,650	82,541
Standardized measure of discounted future net cash flows:
Beginning of year	116,266	99,616	17,075

End of year	$206,409	$116,266	$99,616

PARALLEL PETROLEUM CORPORATION
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(16)	Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2004
Oil and gas revenues	$8,001	$7,917	$7,745	$12,174
Total costs and expenses	5,306	5,675	5,774	6,816

Operating income	2,695	2,242	1,971	5,358

Net income	$1,482	$1,103	$1,047	$1,953

Net income available to common stockholders	$1,339	$959	$905	$1,810

Net income per common share — basic	$0.05	$0.04	$0.04	$0.07

Net income per common share — diluted	$0.05	$0.04	$0.04	$0.07

2003
Oil and gas revenues	$8,493	$8,532	$8,732	$8,098
Total costs and expenses	4,323	5,143	5,329	6,343

Operating income	4,170	3,389	3,403	1,755

Income before cumulative effect of change in accounting principle	2,313	2,671	1,695	985
Cumulative effect of change in accounting principle, net of tax	(62)	—	—	—

Net income	$2,251	$2,671	$1,695	$985

Net income after preferred stock dividend	$2,105	$2,525	$1,549	$843

Net income per share:
Basic:
Income before cumulative effect of change in accounting principle	$0.10	$0.12	$0.07	$0.04
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income per common share	$0.10	$0.12	$0.07	$0.04

Diluted:
Income before cumulative effect of change in accounting principle	$0.09	$0.11	$0.07	$0.04
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income per common share	$0.09	$0.11	$0.07	$0.04

During the fourth quarter of 2003, the Company reduced its estimate of State income tax liability by $907,000.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION

August 22, 2005	By: /s/ Larry C. Oldham

Larry C. Oldham,
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Steven D. Foster

Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1

INDEX TO EXHIBITS
(a)	Exhibits

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

No.	Description of Exhibit
4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 16, 2005)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 16, 2005)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 16, 2005)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 1997)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the

No.	Description of Exhibit
Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB,

No.	Description of Exhibit
BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 16, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10- K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

* 23.1	Consent of KPMG LLP

* 23.2	Consent of BDO Seidman, LLP

* 23.3	Consent of Cawley Gillespie & Associates, Inc. Independent Petroleum Engineers

* 31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.