Form 10-Q/A
period 2005-03-31
PARALLEL PETROLEUM CORP
filed 2005-08-22
CIK 750561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☑                 No ☐
     At May 4, 2005, 31,189,292 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Explanatory Note
     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of May 10, 2005, the filing date of our original Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005.

(i)

		Page No.
PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 6.	EXHIBITS	35

SIGNATURES
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 906

(ii)

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,152	$4,781

Accounts receivable:
Oil and gas	6,747	6,642
Other, net of allowance for doubtful account of $9	790	389
Affiliates	5	7

	7,542	7,038
Other current assets	104	179
Deferred tax asset	4,941	2,531

Total current assets	15,739	14,529

Property and equipment, at cost:
Oil and gas properties, full cost method (including $11,047 and $9,526 not subject to depletion)	235,256	229,245
Other	2,445	2,062

	237,701	231,307
Less accumulated depreciation, depletion and amortization	(81,064)	(78,782)

Net property and equipment	156,637	152,525

Restricted cash	—	2,287
Investment in Westfork Pipeline Company LP	761	595
Other assets, net of accumulated amortization of $662 and $581	687	735

	$173,824	$170,671

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$5,988	$5,568
Asset retirement obligations	135	150
Derivative obligations	15,827	7,965

Total current liabilities	21,950	13,683

Revolving credit facility	50,000	79,000
Asset retirement obligations	1,977	1,982
Derivative obligations	24,107	9,525
Deferred tax liability	1,764	6,487

Total long-term liabilities	77,848	96,994

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — 6% convertible preferred stock — par value of $0.10 per share (liquidation preference of $10 per share), authorized 10,000,000 shares, issued and outstanding 950,000	95	95
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 31,189,292 and 25,439,292	312	254
Additional paid-in capital	76,163	48,328
Retained earnings	21,523	22,073
Accumulated other comprehensive loss	(24,067)	(10,756)

Total stockholders’ equity	74,026	59,994

	$173,824	$170,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
For three months ended March 31, 2005 and 2004
(unaudited)
(dollars in thousands, except per share data)

	2005	2004
Oil and Natural Gas Revenues:
Oil and natural gas sales	$12,969	$9,106
Loss on hedging and derivatives	(3,212)	$(1,105)

Total revenues	9,757	8,001

Cost and expenses:
Lease operating expense	2,558	1,529
Production taxes	580	478
General and administrative	1,688	1,222
Depreciation, depletion and amortization	2,282	2,077

Total costs and expenses	7,108	5,306

Operating income	2,649	2,695

Other income (expense), net:
Loss on ineffective portion of hedges	(2,276)	(10)
Interest and other income	19	140
Interest expense	(1,138)	(468)
Other expense	(1)	(26)
Equity loss in Westfork Pipeline Company LP	(79)	—

Total other expense, net	(3,475)	(364)

Income (loss) before income taxes	(826)	2,331
Income tax benefit (expense), deferred	276	(849)

Net income (loss)	(550)	1,482
Cumulative preferred stock dividend	(143)	(143)

Net income (loss) available to common stockholders	$(693)	$1,339

Net income (loss) per common share:
Basic	$(0.02)	$0.05

Diluted	$(0.02)	$0.05

Weighted average common share outstanding:
Basic	28,698	25,223

Diluted	28,698	28,267

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004
(unaudited)
(dollars in thousands)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(550)	$1,482

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,282	2,077
Accretion of asset retirement obligation	26	33
Deferred income tax	(276)	849
Loss on ineffective portion of hedges	2,276	10
Stock option expense	42	41
Equity loss in Westfork Pipeline Company LP	79	—

Changes in assets and liabilities:
Other, net	48	(67)
Increase in accounts receivable	(504)	(144)
Decrease (increase) in other current assets	75	(11)
Increase (decrease) in accounts payable and accrued liabilities	277	(298)

Net cash provided by operating activities	3,775	3,972

Cash flows from investing activities:
Additions to oil and gas property	(8,596)	(7,626)
Use of restricted cash for acquisition of oil and gas properties	2,287	—
Proceeds from disposition of oil and gas properties	2,539	25
Additions to other property and equipment	(383)	(360)
Investment in Westfork Pipeline Company LP	(245)	—

Net cash used in investing activities	(4,398)	(7,961)

Cash flows from financing activities:
Net borrowing (payments) on revolving line of credit	(29,000)	(9,750)
Proceeds (net) from common stock issued	27,994	—
Deferred stock offering costs	—	(7)

Net cash used in financing activities	(1,006)	(9,757)

Net decrease in cash and cash equivalents	(1,629)	(13,746)

Cash and cash equivalents at beginning of period	4,781	17,378

Cash and cash equivalents at end of period	$3,152	$3,632

Non-cash financing and investing activities:
Oil and gas properties asset retirement obligation	$(46)	$130
Accrued preferred stock dividend	$143	$143
The accompanying notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2005 and 2004
(unaudited)
(dollars in thousands)

	2005	2004
Net income (loss)	$(550)	$1,482

Other comprehensive loss:
Unrealized losses on derivatives	(23,480)	(4,353)
Reclassification adjustments for losses on derivatives included in net income (loss)	3,312	1,219

Change in fair value of derivatives	(20,168)	(3,134)
Income tax benefit	6,857	1,072

Total other comprehensive loss	(13,311)	(2,062)

Total comprehensive loss	$(13,861)	$(580)

The accompanying notes are an integral part of these Consolidated Financial Statements.

(4)

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
     Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q/A Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q/A to “Parallel”, “we”, “us”, and “our” are to Parallel Petroleum Corporation and its consolidated subsidiaries, Parallel L.P. and Parallel, L.L.C.
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

	Three Months Ended
	March 31,
	2005	2004
	(dollars in thousands except per share data)
Net income (loss), as reported	$(550)	$1,482

Add:
Expense recorded in 2005 and 2004	42	42

Deduct:
Total stockbased employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48)	(48)

Pro forma net income (loss)	$(556)	$1,476

Earnings (loss) per share:
Basic — as reported	$(0.02)	$0.05

Basic — pro forma	$(0.02)	$0.05

Diluted — as reported	$(0.02)	$0.05

Diluted — pro forma	$(0.02)	$0.05

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
NOTE 3. REVOLVING CREDIT FACILITY
     On April 1, 2005, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (or the “Credit Agreement”) with Citibank Texas, N.A. (formerly known as First American Bank, SSB, and referred to in this report as “Citibank”), BNP Paribas, Citibank, F.S.B. and Western National Bank.
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

	Three Months Ended
	March 31,
		Pro Forma
	2005	2004
	(in thousands, except per share data)
Oil and gas revenue, net of hedge losses	$9,757	$9,963
Operating income	$2,649	$3,157
Net income (loss) available to common shareholder	$(693)	$1,351

Net income per common share:
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.05
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
     On May 4, 2005, notice was mailed that all 950,000 outstanding shares of our 6% preferred stock would be redeemed on June 6, 2005 (the “Redemption Date”), at a price of $10.00 per share, plus cash in an amount equal to all accumulated and unpaid dividends on the preferred stock up to the Redemption Date. In lieu of redemption, holders of the shares of preferred stock have the option to convert all or any portion of their shares prior to 5:00 p.m., Central Standard Time, on or before the Redemption Date.
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
     A recap for the period of time, number of MMBtu’s, number of barrels, and oil and gas prices is as follows:

					Houston Ship Channel
	Barrels of	NyMex oil prices		MMBtu of	gas prices
Period of Time	Oil	Floor	Cap	Natural Gas	Floor	Cap
April 1, 2005 thru October 31, 2005	—	$—	$—	428,000	$5.00	$7.26
April 1, 2005 thru December 31, 2005	55,000	$36.00	$49.60	—	$—	$—
January 1, 2006 thru December 31, 2006	70,800	$35.00	$44.00	—	$—	$—
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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels and swap prices are as follows:

	Barrels
	of	Nymex Oil
Period of Time	Oil	Swap Price
April 1, 2005 thru December 31, 2005	467,500	$30.18
January 1, 2006 thru December 20, 2006	448,000	$28.46
January 1, 2007 thru December 31, 2007	474,500	$34.36
January 1, 2008 thru December 31, 2008	439,200	$33.37
NOTE 8. NET INCOME PER COMMON SHARE
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

(12)

     The following table provides the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands except per share data)
Basic EPS Computation:
Numerator-
Income (loss)	$(550)	$1,482
Preferred stock dividend	(143)	(143)

Income (loss) available to common stockholders	$(693)	$1,339

Denominator-
Weighted average common shares outstanding	28,698	25,223

Basic EPS:
Income (loss) per share	$(0.02)	$0.05

Diluted EPS Computation:
Numerator-
Income (loss)	$(550)	$1,482
Preferred stock dividend	(143)	—

Income (loss) available to common stockholders	$(693)	$1,482

Denominator -
Weighted average common shares outstanding	28,698	25,223
Employee stock options	—	258
Warrants	—	52
Preferred stock	—	2,734

Weighted average common shares for diluted earnings per share assuming conversion	28,698	28,267

Diluted EPS:
Income (loss) per share	$(0.02)	$0.05

     Some stock options and the convertible preferred stock outstanding during 2005 were not included in the computation of diluted net earnings (loss) per share because Parallel had a net loss from continuing operations and therefore, the effect would be antidilutive.
NOTE 9. ASSET RETIREMENT OBLIGATIONS
     On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations “SFAS 143”. SFAS 143 requires us to recognize a liability for the present value of all obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the related oil and gas properties.

(13)

     The following table summarizes our asset retirement obligation transactions:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Beginning asset retirement obligation	$2,132	$1,701
Additions related to new properties	17	172
Deletions related to property disposals	(63)	(42)
Accretion expense	26	33

Ending asset retirement obligation	$2,112	$1,864

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

(15)

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

(17)

Results of Operations
     Our business activities are characterized by frequent, and sometimes significant, changes in our:
•	reserve base;

•	sources of production;

•	product mix (gas versus oil volumes); and

•	the prices we receive for our oil and gas production.
     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three months ended March 31, 2005, December 31, 2004, and March 31, 2004.

	Three Months Ended
	3/31/2005	12/31/2004	3/31/2004
	(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	207	234	161
Natural gas (Mcf)	602	695	732
BOE (1)	307	349	283
BOE per day	3.4	3.8	3.1

Sales Prices:
Oil (per Bbl)(2)	$45.29	$44.07	$32.93
Natural gas (per Mcf)(2)	$6.00	$6.99	$5.21
BOE price(2)	$42.25	$43.36	$32.21
BOE price(3)	$31.78	$34.90	$28.30

Operating Revenues:
Oil	$9,359	$10,271	$5,290
Oil hedge	(3,011)	(2,654)	(1,124)
Natural gas	3,610	4,853	3,816
Natural gas hedge	(201)	(296)	19

	$9,757	$12,174	$8,001

Operating Expenses:
Lease operating expense	$2,558	$1,936	$1,529
Production taxes	580	701	478
General and administrative:
General and administrative	1,029	743	734
Public reporting	659	754	488
Depreciation, depletion and amortization	2,282	2,682	2,077

	$7,108	$6,816	$5,306

Operating income	$2,649	$5,358	$2,695

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2)	Excludes hedge transactions.

(3)	Includes hedge transactions.

(18)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended March 31, 2005 and March 31, 2004.
Oil and Gas Revenues

	Revenues(1)		Production
	2005	2004	2005	2004
Oil (Bbls)	65%	52%	67%	57%
Natural gas (Mcf)	35%	48%	33%	43%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
     The following table outlines the detail of our operating revenues for the following periods.

	Three Months Ended March 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	207	161	46	29%
Natural gas (Mcf)	602	732	(130)	(18)%
BOE	307	283	24	8%

Sales Price
Oil (per Bbl)(1)	$45.29	$32.93	$12.36	38%
Natural gas (per MCF)(1)	$6.00	$5.21	$0.79	15%
BOE price(1)	$42.25	$32.21	$10.04	31%
BOE price(2)	$31.78	$28.30	$3.48	12%

Operating Revenues
Oil	$9,359	$5,290	4,069	77%
Oil hedges	$(3,011)	$(1,124)	(1,887)	(168)%
Natural gas	$3,610	$3,816	(206)	(5)%
Natural gas hedges	$(201)	$19	(220)	(1158)%

Total	$9,757	$8,001	$1,756	22%

(1)	Excludes hedge transactions

(2)	Includes hedge transactions

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
Cost and Expenses

	Three months ended March 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)
Lease operating expense	$2,558	$1,529	$1,029	67%
Production taxes	580	478	102	21%
General and administrative:
General and administrative	1,029	734	295	40%
Public reporting	659	488	171	35%

Total general and administrative	1,688	1,222	466	38%

Depreciation, depletion and amortization	2,282	2,077	205	10%

Total	$7,108	$5,306	$1,802	34%

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
Other income (expense)

	Three months ended March 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)
Loss on ineffective portion of hedges	$(2,276)	$(10)	$(2,266)	22660%
Interest and other income	19	140	(121)	(86)%
Interest expense	(1,138)	(468)	(670)	143%
Other expense	(1)	(26)	25	(96)%
Equity loss in Westfork Pipeline Company LP	(79)	—	(79)	0%

Total	$(3,475)	$(364)	$(3,111)

     The loss associated with the ineffective portion of our hedges increased $2.3 million for 2005 compared to 2004. Commodity prices continued to increase into the first quarter of 2005. The spread between sweet and sour crude was wider for the first quarter of 2005 as compared to

(21)

the same period of 2004 resulting in an increased ineffectiveness. The actual gain or loss may increase or decrease until settlement of these contracts. Interest expense increased with the increase of debt from approximately $30.0 million at March 31, 2004 to $50.0 million at March 31, 2005 along with an increase of our loan interest rate for 2005. Overhead expenses related to our equity investment in the construction phase of the Westfork Pipeline Company LP, resulted in a loss for the first quarter of 2005.
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

(22)

     Stockholders’ equity is $74.0 million for March 31, 2005 compared to $60.0 million at December 31, 2004, an increase of 23%. The increase is attributable to the net proceeds of approximately $28.0 received from the sale of equity securities of 5,750,000 shares of our common stock offset by the increase in accumulated comprehensive loss of $13.3 million related to our derivative instruments (see Note 7 to Consolidated Financial Statements) and the net income loss of $550,000. Proceeds from the stock offering were used to reduce our long-term debt.
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
Bank Borrowings
     On April 1, 2005, we entered into the Second Amendment to Second Amended and Restated Credit Agreement (or the “Credit Agreement”) with Citibank Texas, N.A. (formerly known as First American Bank, SSB, and referred to in this report as “Citibank”), BNP Paribas, Citibank, F.S.B. and Western National Bank.
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
     If we have borrowing capacity under our Credit Agreement, we intend to borrow, repay and reborrow under the revolving credit facility from time to time as necessary, subject to borrowing base limitations, to fund:
•	interpretation and processing of 3-D seismic survey data;

•	lease acquisitions and drilling activities;

•	acquisitions of producing properties or companies owning producing properties; and,

•	general corporate purposes.
Preferred Stock
     At March 31, 2005 we had 950,000 shares of 6% preferred stock outstanding. The preferred stock:
•	requires us to pay dividends of $.60 per annum, semi-annually on June 15 and December 15 of each year;

•	is convertible into common stock at any time, at the option of the holder, into 2.8751 shares of common stock at an initial conversion price of $3.50 per shares, subject to adjustment in certain events;

•	is redeemable at our option, in whole or in part, for $10 per share, plus accrued dividends;

•	has no voting rights, except as required by applicable law, and except that as long as any shares of preferred stock remain outstanding, the holders of a majority of the outstanding shares of the preferred stock may vote on any proposal to change any provision of the preferred stock which materially and adversely affects the rights, preferences or privileges of the preferred stock;

•	is senior to the common stock with respect to dividends and on liquidation, dissolution or winding up of Parallel; and

•	has a liquidation value of $10 per share, plus accrued and unpaid dividends.

(25)

     On May 4, 2005 notice was mailed that all 950,000 outstanding shares of its 6% Preferred Stock would be redeemed on June 6, 2005 (the “Redemption Date”), at a price of $10.00 per share, plus cash in an amount equal to all accumulated and unpaid dividends on the preferred stock up to the Redemption Date. In lieu of redemption, holders of the shares of preferred stock have the option to convert all or any portion of their shares prior to 5:00 p.m., Central Standard Time, on or before the Redemption Date.
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
     Under cash flow hedge accounting, the quarterly change in the fair value of the commodity derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to revenue when the production is sold. Ineffective portions of cash flow hedges (changes in realized prices that do not match the changes in the hedge price) are recognized in other expense as they occur. While the cash flow hedge contract is open, the ineffective gain or loss many increase or decrease until settlement of the contract.
     Under cash flow hedge accounting for interest rate swaps, the quarterly change in the fair value of the derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to interest expense when the contract settles. Ineffective portions of cash flow hedges are recognized in other expense as they occur.
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
     The following table is a summary of significant contractual obligations as of March 31, 2005:

	Obligation Due in Period
	Periods ended December 31,					After
Contractual Cash Obligations	2005	2006	2007	2008	2009	5 years		Total
	(in thousands)
Revolving Credit Facility (secured)	$—	$—	$—	$50,000	$—	$—		$50,000
Office Lease (Dinero Plaza)	118	105	—	—	—	—		223
Andrews and Snyder Field Offices	17	23	23	14	14		(1)	97
Preferred Stock Dividend	427	570	570	570	570		(2)	2,850
Asset retirement obligations(3)	135	30	206	30	136	1,575		2,112
Derivative Obligations	15,827	10,900	7,867	5,340	—	—		39,934

Total	$16,524	$11,628	$8,666	$55,954	$720	$998		$95,216

(1)	The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working interest owner in the Diamond “M” project. The Andrews field office lease expires in December The lease cost for these 2007. two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(2)	Payments of preferred dividends so long as preferred stock remains outstanding and not converted. In connection with the redemption of our preferred stock, if none of the holders elect to convert to common stock, we would have an obligation of $9.5 million.

(3)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.
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

(29)

FORWARD-LOOKING STATEMENTS
Cautionary Statement Regarding Forward-Looking Statements
     Some statements contained in this Quarterly Report on Form 10-Q/A are “forward-looking statements”. These forward looking statements relate to, among others, the following:
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
     We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend, “ “plan,” “budget,” “present value,” “future” or “reserves” or other similar words to identify forward-looking statements. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ for our expectations. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:
•	fluctuations in prices of oil and natural gas;

•	demand for oil and natural gas;

•	losses due to potential or future litigation;

•	future capital requirements and availability of financing;

•	geological concentration of our reserves;

(30)

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

	2005	2006	2007	2008	Total
	(in thousands, except interest rates)
Variable rate debt	$—	$—	$—	$50,000	$50,000
Revolving Facility (secured) Average interest rate	5.12%	5.12%	5.12%	5.12%	—
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
     A recap for the period of time, notional amounts, LIBOR fixed interest rates, expected margin rates and expected fixed interest rates for the contract are as follows:

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in millions)
April 1, 2005 thru December 31, 2005	$50	3.36%	$0.114
January 1, 2006 thru December 31, 2006	$50	3.82%	0.184
January 1, 2007 thru December 31, 2007	$50	4.30%	0.063
January 1, 2008 thru December 30, 2008	$50	4.74%	(0.059)

Total Fair Market Value			$0.302

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

					Houston Ship Channel		Fair
	Barrels of	NyMex oil prices		MMBtu of	gas prices		Market
Period of Time	Oil	Floor	Cap	Natural Gas	Floor	Cap	Value
							($ in thousands)
April 1, 2005 thru October 31, 2005	—	$—	$—	428,000	$5.00	$7.26	$(158)

April 1, 2005 thru December 31, 2005	55,000	$36.00	$49.60	—	$—	$—	$(383)

January 1, 2006 thru December 31, 2006	70,800	$35.00	$44.00	—	$—	$—	$(742)

Total Fair Market Value							$(1,283)

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

(33)

     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels and swap prices are as follows:

	Barrels		Fair
	of	Nymex Oil	Market
Period of Time	Oil	Swap Price	Value
			($ in thousands)
April 1, 2005 thru December 31, 2005	467,500	$30.18	$(12,235)
January 1, 2006 thru December 20, 2006	448,000	$28.46	(11,411)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(8,161)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(7,146)

Total Fair Market Value			$(38,953)

ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures was evaluated by our management, with the participation of our chief executive officer, Larry C. Oldham (principal executive officer), and our chief financial officer, Steven D. Foster (principal financial officer). Our disclosure controls and procedures are designed to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods prescribed by the SEC. Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures are effective for their intended purposes. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
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

(34)

ITEM 6. EXHIBITS
(a)	Exhibits

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to

(35)

No.	Description of Exhibit
Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 1997)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit

(36)

No.	Description of Exhibit
Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc.

(37)

No.	Description of Exhibit
(Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreements dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8- K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

(38)

No.	Description of Exhibit
14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

* Filed herewith.

(39)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION

BY: /s/ Larry C. Oldham

Date: August 22, 2005	Larry C. Oldham
President and Chief Executive Officer

Date: August 22, 2005	BY: /s/ Steven D. Foster

Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

No.	Description of Exhibit
4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 1997)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

No.	Description of Exhibit
10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

No.	Description of Exhibit
10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreements dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

No.	Description of Exhibit
*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

* Filed herewith.