Form 10-Q
period 2005-09-30
PARALLEL PETROLEUM CORP
filed 2005-11-07
CIK 750561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

At November 1, 2005, 34,140,211 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

		INDEX

		PART I. - FINANCIAL INFORMATION
			Page No.

ITEM 1.		FINANCIAL STATEMENTS

		Reference is made to the succeeding pages for the following consolidated financial statements:

	—	Consolidated Balance Sheets as of September 30, 2005 (unaudited)
		and December 31, 2004	1

	—	Unaudited Consolidated Statements of Income for the three months and
		nine months ended September 30, 2005 and 2004	2

	—	Unaudited Consolidated Statements of Cash Flows for the nine months
		ended September 30,2005 and 2004	3

	—	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the
		three months and nine months ended September 30, 2005 and 2004	4

	—	Notes to Consolidated Financial Statements	5

ITEM 2.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.		QUANTITATIVE AND QUALITATIVE DISCLOSURES
		ABOUT MARKET RISK	28

ITEM 4.		CONTROLS AND PROCEDURES	31

		PART II -- OTHER INFORMATION

ITEM 1.		LEGAL PROCEEDINGS	31

ITEM 6.		EXHIBITS	31

SIGNATURES

(i)

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
Assets	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$6,135	$4,781
Accounts receivable:
Oil and gas	14,215	6,642
Other, net of allowance for doubtful account of $9	740	389
Affiliates	10	7
	14,965	7,038
Other current assets	437	179
Deferred tax asset	6,456	2,531
Total current assets	27,993	14,529

Property and equipment, at cost:
Oil and gas properties, full cost method (including $18,470 and $9,526 not
subject to depletion)	264,178	229,245
Other	2,483	2,062
	266,661	231,307
Less accumulated depreciation, depletion and amortization	(86,941)	(78,782)
Net property and equipment	179,720	152,525
Restricted cash	149	2,287
Equity investment in Westfork Pipeline	2,209	595
Other assets, net of accumulated amortization of $792 and $581	828	735
	$210,899	$170,671
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,556	$5,568
Asset retirement obligations	133	150
Derivative obligations	18,811	7,965
Total current liabilities	28,500	13,683
Revolving credit facility	68,000	79,000
Asset retirement obligations	2,154	1,982
Derivative obligations	31,861	9,525
Deferred tax liability	4,233	6,487
Total long-term liabilities	106,248	96,994
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A preferred stock -- par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock -- 6% convertible preferred stock -- par value of $0.10 per share
(liquidation preference of $10 per share), authorized 10,000,000 shares,
issued and outstanding 950,000, converted to common stock June, 2005	—	95
Common stock -- par value $0.01 per share, authorized 60,000,000 shares,
issued and outstanding 34,140,211 and 25,439,292	341	254
Additional paid-in capital	76,747	48,328
Retained earnings	31,292	22,073
Accumulated other comprehensive loss	(32,229)	(10,756)
Total stockholders' equity	76,151	59,994
	$210,899	$170,671
The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Oil and Natural Gas Revenues:
Oil and natural gas sales	$25,501	$10,208	$53,474	$29,066
Loss on hedging and derivatives	(5,565)	(2,463)	(12,422)	(5,403)
Total revenues	19,936	7,745	41,052	23,663

Costs and expenses:
Lease operating expense	2,663	1,894	7,399	5,437
Production taxes	1,334	458	2,615	1,407
General and administrative	1,796	1,438	4,950	3,881
Depreciation, depletion and amortization	3,104	1,984	8,159	6,030
Total costs and expenses	8,897	5,774	23,123	16,755
Operating income	11,039	1,971	17,929	6,908

Other income (expense), net:
Gain (loss) on ineffective portion of hedges	2,864	57	(647)	64
Interest and other income	83	10	124	168
Interest expense	(950)	(509)	(2,884)	(1,464)
Other expense	(75)	(25)	(77)	(110)
Equity in income (loss) of Westfork Pipeline	22	—	(72)	—
Total other income (expense), net	1,944	(467)	(3,556)	(1,342)
Income before income taxes	12,983	1,504	14,373	5,566
Income tax expense, deferred	(4,396)	(457)	(4,883)	(1,934)
Net income	8,587	1,047	9,490	3,632
Cumulative preferred stock dividend	—	(142)	(271)	(429)
Net income available to common stockholders	$8,587	$905	$9,219	$3,203

Net income per common share:
Basic	$0.25	$0.04	$0.29	$0.13
Diluted	$0.25	$0.04	$0.28	$0.13

Weighted average common share outstanding:
Basic	34,033	25,382	31,585	25,284
Diluted	34,951	28,531	33,900	28,342

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(unaudited)
(dollars in thousands)
	2005	2004

Cash flows from operating activities:
Net income	$9,490	$3,632

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	8,159	6,030
Accretion of asset retirement obligation	82	73
Deferred income tax expense	4,883	1,934
(Loss) gain on ineffective portion of hedges	647	(64)
Common stock issued in lieu of cash for directors fees	99	99
Stock option expense	119	127
Equity in loss of Westfork Pipeline	72	—
Changes in assets and liabilities:
Increase in accounts receivable	(7,927)	(1,190)
Increase in other current assets	(258)	(10)
Other, net	(93)	(497)
Restricted cash	(149)	—
Increase in accounts payable and accrued liabilities	3,988	1,563
Net cash provided by operating activities	19,112	11,697

Cash flows from investing activities:
Additions to oil and gas properties	(37,888)	(41,944)
Restricted cash	2,287	—
Proceeds from disposition of oil and gas properties	3,028	1,693
Additions to other property and equipment	(421)	(591)
Investment in Westfork Pipeline	(1,686)	—
Net cash used in investing activities	(34,680)	(40,842)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	(11,000)	15,250
Proceeds (net) from common stock issued	27,743	—
Proceeds from exercise of stock options	450	523
Deferred stock offering costs	—	(7)
Payment of preferred stock dividend	(271)	(287)
Net cash provided by financing activities	16,922	15,479

Net increase (decrease) in cash and cash equivalents	1,354	(13,666)

Cash and cash equivalents at beginning of period	4,781	17,378

Cash and cash equivalents at end of period	$6,135	$3,712

Non-cash financing and investing activities:
Oil and gas properties asset retirement obligations, net	$73	$232
Conversion of preferred stock	$95	$—
Accrued preferred stock dividend	$—	$142
Other Transactions:
Interest paid	$2,986	$1,465
The accompany notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$8,587	$1,047	$9,490	$3,632

Other comprehensive loss:
Unrealized losses on derivatives	(15,553)	(11,934)	(45,071)	(20,059)
Reclassification adjustments for losses
on derivatives included in net income	5,548	2,545	12,536	5,716
Change in fair value of derivatives	(10,005)	(9,389)	(32,535)	(14,343)
Income tax benefit	3,402	3,192	11,062	4,877

Total other comprehensive loss	(6,603)	(6,197)	(21,473)	(9,466)

Total comprehensive income (loss)	$1,984	$(5,150)	$(11,983)	$(5,834)

The accompany notes are an integral part of these Consolidated Financial Statements.

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

For the three months ended September 30, 2005 and 2004, Parallel recognized compensation expense of approximately $0.049 million and $0.043 million respectively and for the nine months ended September 30, 2005 and 2004, Parallel recognized compensation expense of approximately $0.119 million and $0.127 million associated with its stock option grants. For the quarter ended September 30, 2005 there were 200,000 options granted. No options were granted during the quarter ended September 30, 2004.

(5)

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)

Net income, as reported	$8,587	$1,047	$9,490	$3,632
Add:
Expense recorded in 2005 and 2004	49	43	119	127
Deduct:
Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of tax effects	(35)	(48)	(106)	(143)
Pro forma net income	$8,601	$1,042	$9,503	$3,616

Earnings per share:
Basic - as reported	$0.25	$0.04	$0.29	$0.13
Basic - pro forma	$0.25	$0.04	$0.30	$0.13

Diluted - as reported	$0.25	$0.04	$0.28	$0.13
Diluted - pro forma	$0.25	$0.04	$0.28	$0.13

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

We are a party to a Second Amended and Restated Credit Agreement, dated as of September 27, 2004 (the “Credit Agreement”), with Citibank Texas, N.A., BNP Paribas, Citibank, F.S.B. and Western National Bank, as amended on December 27, 2004, April 1, 2005 and October 13, 2005. The Credit Agreement provides for a revolving credit facility which means that we can borrow, repay and reborrow funds drawn under the credit facility. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $200.0 million or the "borrowing base" established by our lenders. Our current borrowing base is $100.0 million. The principal amount outstanding under the credit facility at September 30, 2005 was $68.0 million, excluding $0.49 million reserved for our letters of credit. The amount of the borrowing base is based primarily upon the estimated value of our oil and gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders' redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we

(6)

must either provide additional collateral to the lenders or repay the principal of the note in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

Loans made to us under this credit facility bear interest at Citibank’s base rate or the LIBOR rate, at our election. Generally, Citibank’s base rate is equal to the “prime rate” published in the Wall Street Journal. At September 30, 2005, Parallel had $2.0 million in base rate loans outstanding under the credit facility.

The LIBOR rate is generally equal to the sum of (a) the rate designated as "British Bankers Association Interest Settlement Rates" and offered on one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.00% to 2.50%, depending upon the outstanding principal amount of the loans. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.25%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.00%.

The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.50%. At September 30, 2005, our Libor interest rate, plus margin, was 6.57% on $31.0 million and 6.27% on $35.0 million.

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

All outstanding principal under the revolving credit facility is due and payable on October 31, 2010. The maturity date of our outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Credit Agreement.

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

As of September 30, 2005 we were in compliance with all covenants.

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

(7)

•	acquisitions of producing properties or companies owning producing properties; and,
•	general corporate purposes.

Interest expense for the nine months ending September 30, 2005 was approximately $2.9 million not including approximately $0.102 million for interest capitalized associated with drilling projects.

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

The unaudited pro forma results summarized below reflects our consolidated pro forma results of operations for the three and nine months ended September 30, 2004, assuming these acquisitions were consummated on January 1, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Pro Forma		Pro Forma
	2005	2004	2005	2004
	(in thousands, except per share data)

Oil and gas revenue, net of hedge losses	$19,936	$9,753	$41,052	$29,851
Operating income	$11,039	$3,012	$17,929	$9,363
Net income available to common shareholders	$8,587	$1,311	$9,219	$3,960

Net income per common share:
Basic	$0.25	$0.05	$.29	$0.16
Diluted	$0.25	$0.05	$.28	$0.15

NOTE 5.	FULL COST CEILING TEST

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

At September 30, 2005, we had a cushion (i.e. the excess of the ceiling over our capitalized cost) of $275.7 million. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time.

Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the nine month periods

(8)

ended September 30, 2005 and 2004, overhead costs capitalized were approximately $0.923 million and $0.779 million respectively.

NOTE 6.	DERIVATIVE INSTRUMENTS

General

We enter into derivative contracts to provide a measure of stability in our oil and gas revenues and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and gas prices and fixed interest rate. Our line of credit agreement as of September 30, 2005, required at least 50%, on a barrel of oil equivalent basis, of our estimated monthly crude oil and natural gas produced from proved producing oil and gas properties during a rolling 24 month period to be hedged. We designate our interest rate swaps, collars, puts and commodity swaps as cash flow hedges. The effective portion of the unrealized gain or loss on cash flow hedges is recorded in other comprehensive income (loss) until the forecasted transaction occurs. During the term of a cash flow hedge, the effective portion of the quarterly change in the fair value of the derivatives is recorded in stockholders’ equity as other comprehensive loss and then transferred to oil and gas revenues when the production is sold and interest expense as the interest accrues. Ineffective portions of hedges (changes in realized prices that do not match the changes in the hedge price) are recognized in other expense as they occur. While the hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract.

As of September 30, 2005, we have recorded unrealized losses of $48.8 million ($32.2 million, net of tax) related to our derivative instruments, which represented the estimated aggregate fair values of our open derivative contracts, as of that date. These unrealized losses are presented on the Consolidated Balance Sheet as a current liability of $18.8 million and long-term liabilities of $31.9 million. During the twelve month period ending September 30, 2006, we expect approximately $12.5 million, net of tax, to be transferred out of other comprehensive loss and charged to earnings.

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

Period of Time	Notional Amounts	Fixed Interest Rates
	($ in millions)
October 1, 2005 thru December 31, 2005	$50	3.36%

January 1, 2006 thru December 31, 2006	$50	3.82%

January 1, 2007 thru December 31, 2007	$50	4.30%

January 1, 2008 thru December 30, 2008	$50	4.74%

Commodity Price Sensitivity

Puts.    We purchased put floors on volumes of 3,000 Mcf per day for a total of 642,000 Mcf during the seven month period from April 1, 2006 through October 31, 2006, at an average floor price of $7.17 per Mcf for a total consideration of approximately $0.230 million.

Collars.    Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount we will receive for the oil or gas hedged. We have entered into several collars

(9)

whereby we paid consideration to increase the floor of the contracts. Total consideration paid for these contracts is approximately $0.369 million.

A recap for the period of time, number of MMBtu’s, number of barrels, and weighted average oil and gas prices is as follows:

					Houston
		NyMex			Ship Channel
	Barrels	Oil Prices		MMBtu of	Gas Prices
Period of Time	of Oil	Floor	Cap	Natural Gas	Floor	Cap

October 1, 2005 thru October 31, 2005	—	$—	$—	62,000	$5.00	$7.26

October 1, 2005 thru December 31, 2005	18,400	$36.00	$49.60	—	$—	$—

January 1, 2006 thru December 31, 2006	180,300	$44.11	$71.78	—	$—	$—

April 1, 2006 thru October 31, 2006	—	$—	$—	214,000	$6.00	$12.40

January 1, 2007 thru December 31, 2007	109,500	$50.00	$86.50	—	—	—

April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05

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

We have entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu’s, number of barrels, and weighted average swap prices are as follows:

	Barrels of	Nymex Oil
Period of Time	Oil	Swap Price

October 1, 2005 thru December 31, 2005	156,400	$30.16

January 1, 2006 thru December 20, 2006	448,000	$28.46

January 1, 2007 thru December 31, 2007	474,500	$34.36

January 1, 2008 thru December 31, 2008	439,200	$33.37

NOTE 7.	NET INCOME PER COMMON SHARE

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

(10)

The following table provides the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Basic EPS Computation:
Numerator-
Income	$8,587	$1,047	$9,490	$3,632
Preferred stock dividend	—	(142)	(271)	(429)

Income available to common stockholders	$8,587	$905	$9,219	$3,203

Denominator-
Weighted average common shares outstanding	34,033	25,382	31,585	25,284

Basic EPS:
Income per share	$0.25	$0.04	$0.29	$0.13

Diluted EPS Computation:
Numerator-
Income	$8,587	$1,047	$9,490	$3,632
Preferred stock dividend	—	—	—	—

Income available to common stockholders	$8,587	$1,047	$9,490	$3,632

Denominator -
Weighted average common shares outstanding	34,033	25,382	33,136	25,284
Employee stock options	774	346	640	274
Warrants	144	89	124	70
Preferred stock	—	2,714	—	2,714
Weighted average common shares for diluted
earnings per share assuming conversion	34,951	28,531	33,900	28,342

Diluted EPS:
Income	$0.25	$0.04	$0.28	$0.13

NOTE 8.	ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations “SFAS No. 143”. SFAS No. 143 requires us to recognize a liability for the present value of all obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the related oil and gas properties.

(11)

The following table summarizes our asset retirement obligation activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)

Beginning asset retirement obligation	$2,251	$1,943	$2,132	$1,701

Additions related to new properties	25	204	155	435

Deletions related to property disposals	(17)	(160)	(82)	(202)

Accretion expense	28	20	82	73

Ending asset retirement obligation	$2,287	$2,007	$2,287	$2,007

NOTE 9.	RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

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

From time to time, we are a party to routine litigation incidental to our business. We are currently a defendant in one such lawsuit. We do not believe the ultimate outcome of this lawsuit will have a material adverse effect on our financial condition or results of operations. We are not aware of any other threatened litigation and we have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

Effective January 1, 2005, we established a 401(k) Plan and Trust for eligible employees. Employees may not participate in the former SEP plan with the establishment of the 401(k) Plan and Trust. As of the nine months ending September 30, 2005 Parallel had made contributions to the 401(k) Plan and Trust of approximately $0.118 million.

NOTE 11. SUBSEQUENT EVENTS

Parallel announced on October 17, 2005 that it had entered into a Purchase and Sale Agreement to acquire producing and undeveloped oil and gas properties for an estimated purchase price of $44.5 million. The properties have estimated proved reserves of 6.4 million equivalent barrels of oil. Parallel expects to finance the acquisition through its existing credit facility plus an increased borrowing base associated with the properties being acquired. Several separate closings are expected to occur during the period of November 15, 2005 through January 15, 2006. The effective date of the purchase will be November 1, 2005. Parallel has hedged barrels of oil associated with the acquisition beginning in 2006 and ending in 2010 with a floor of $55.00 and a cap ranging from $71.00 to $82.50.

(12)

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

(13)

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

For the three months ended September 30, 2005, the sale price we received for our crude oil production (excluding hedges) averaged $58.95 per barrel compared with $41.30 per barrel for the three months ended September 30, 2004. The average sales price we received for natural gas for the three months ended September 30, 2005 (excluding hedges), was $9.88 per Mcf compared with $5.24 per Mcf for the three months ended September 30, 2004. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 16. Hedge costs for oil and natural gas was $5.6 million and $2.5 million for the three months ended September 30, 2005 and September 30, 2004 respectively. The gain associated with the ineffective portion of our hedges was $2.9 million for the third quarter ended September 30, 2005. The gain on ineffectiveness is caused by a narrowing of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. Actual gains or losses may increase or decrease until settlement of these contracts.

For the nine months ended September 30, 2005, the sale price we received for our crude oil production (excluding hedges) averaged $50.86 per barrel compared with $36.69 per barrel for the nine months ended September 30, 2004. The average sales price we received for natural gas for the nine months ended September 30, 2005 (excluding hedges), was $8.01 per Mcf compared with $5.45 per Mcf for the nine months ended September 30,

(14)

2004. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 16. Hedge costs for oil and natural gas was $12.4 million and $5.4 million for the nine months ended September 30, 2005 and September 30, 2004 respectively. The hedge loss associated with the ineffective portion of our hedges was $0.647 million for the nine months ended September 30, 2005. The loss on ineffectiveness is caused by a widening of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. Actual gains or losses may increase or decrease until settlement of these contracts.

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

Depletion of the capitalized costs of oil and natural gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and natural gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. Depletion per BOE at September, 2005 and 2004 was $6.92 and $6.88 respectively.

Results of Operations

Our business activities are characterized by frequent, and sometimes significant, changes in our:

•	reserve base;
•	sources of production;
•	product mix (gas versus oil volumes);
•	the prices we receive for our oil and gas production;

(15)

Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three and nine months ended September 30, 2005 and September 30, 2004.

	Three Months Ended		Nine Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
	(in thousands, except per unit data)

Production Volumes:
Oil (Bbls)	247	168	672	495
Natural gas (Mcf)	1,109	619	2,411	1,995
BOE(1)	432	272	1,074	828
BOE per day	4.7	3.0	3.9	3.0

Sales Prices:
Oil (per Bbl)(2)	$58.95	$41.30	$50.86	$36.69
Natural gas (per Mcf)(2)	$9.88	$5.24	$8.01	$5.45
BOE price (2)	$59.09	$37.56	$49.81	$35.10
BOE price(3)	$46.19	$28.49	$38.24	$28.58

Operating Revenues:
Oil	$14,550	$6,966	$34,168	$18,184
Oil hedge	(5,408)	(2,159)	(12,064)	(4,805)
Natural gas	10,951	3,242	19,306	10,882
Natural gas hedge	(157)	(304)	(358)	(598)
	$19,936	$7,745	$41,052	$23,663

Operating Expenses:
Lease operating expense	$2,663	$1,894	$7,399	$5,437
Production taxes	1,334	458	2,615	1,407
General and administrative:
General and administrative	1,174	839	3,120	2,379
Public reporting	622	599	1,830	1,502
Depreciation, depletion and amortization	3,104	1,984	8,159	6,030
	$8,897	$5,774	$23,123	$16,755
Operating income	$11,039	$1,971	$17,929	$6,908
________________
(1) A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.
(2) Excludes hedge transactions.
(3) Includes hedge transactions.

(16)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:

Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended September 30, 2005 and September 30, 2004.

Oil and Gas Revenues:
	Revenues(1)		Production
	2005	2004	2005	2004

Oil (Bbls)	46%	62%	57%	62%
Natural gas (Mcf)	54%	38%	43%	38%
Total	100%	100%	100%	100%
__________
(1) Includes hedge transactions

The following table outlines the detail of our operating revenues for the following periods.

	Three Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(in thousands except per unit data)

Production Volumes:
Oil (Bbls)	247	168	79	47%
Natural gas (Mcf)	1,109	619	490	79%
BOE	432	272	160	59%
BOE/Day	4.7	3.0	1.7	57%

Sales Price:
Oil (per Bbl)(1)	$58.95	$41.30	$17.65	43%
Natural gas (per Mcf)(1)	$9.88	$5.24	$4.64	89%
BOE price(1)	$59.09	$37.56	$21.53	57%
BOE price(2)	$46.19	$28.49	$17.70	62%

Operating Revenues:
Oil	$14,550	$6,966	$7,584	109%
Oil hedges	(5,408)	(2,159)	3,249	150%
Natural gas	10,951	3,242	7,709	238%
Natural gas hedges	(157)	(304)	(147)	(48)%
Total	$19,936	$7,745	$12,191	157%
______________
(1) Excludes hedge transactions.
(2) Includes hedge transactions.

Oil revenues, excluding hedges, increased $7.6 million or 109% for the three months ended September 30, 2005 compared to the same period of 2004. Oil production volumes increased 47% attributable to acquisitions and re-stimulations in the Fullerton San Andres Field, acquisitions in the Carm-Ann San Andres Field/N. Means Queen

(17)

Unit and current drilling activity on Diamond M, Fullerton and Carm-Ann. The increase in oil production increased revenue approximately $3.3 million for 2005. Wellhead average realized crude oil prices increased $17.65 per Bbl or 43% to $58.95 per Bbl for 2005 compared to 2004. The increase in oil price increased revenue approximately $4.3 million for 2005.

Natural gas revenues, excluding hedges, increased $7.7 million or 238% for the three months ended September 30, 2005 compared to the same period of 2004. Natural gas production volumes increased due to a Wilcox natural gas discovery in south Texas and our Barnett Shale gas wells. The increase in natural gas volumes increased revenue approximately $2.6 million for 2005. Average realized wellhead natural gas prices increased 89% or $4.64 per Mcf to $9.88 per Mcf. The increase in natural gas prices had a positive effect on revenues of approximately $5.1 million for the three months ending September 30, 2005.

Losses on oil hedges increased $3.2 million or 150% for 2005 compared to 2004 due to the increase in oil prices. Natural gas hedge losses were $0.3 million in 2004 compared to a loss of $0.2 million in 2005. On a BOE basis, hedges accounted for a realized loss of $12.90 per BOE in 2005 compared to $9.07 per BOE in 2004. We have hedged certain oil and natural gas volumes to try and mitigate price changes in our oil and natural gas product sales and to meet the requirements under our loan facility. BOE per day increased 1,700 BOE or 57% for 2005 compared to the same period in 2004.

With our current drilling program, we expect to maintain or increase our current production volumes in the fourth quarter of 2005.

Cost and Expenses:
	Three months ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)

Lease operating expense	$2,663	$1,894	$769	41%
Production taxes	1,334	458	876	191%
General and administrative:
General and administrative	1,174	839	335	40%
Public reporting	622	599	23	4%
Total general and administrative	1,796	1,438	358	25%
Depreciation, depletion and amortization	3,104	1,984	1,120	56%
Total	$8,897	$5,774	$3,123	54%

Lease operating costs increased approximately $0.8 million, or 41%, to $2.7 million during the three months ended September 30, 2005 compared with $1.9 million for the same period of 2004. The increase in lease operating expense is primarily due to our acquisitions in the Fullerton San Andres Field and the Carm-Ann San Andres Field/N. Means Queen Unit, increased ad valorem taxes and increased utility costs on our oil properties. Lifting costs were $6.17 per BOE in 2005 compared to $6.97 per BOE in 2004. As we continue to exploit and develop our long-life Permian Basin oil properties (Fullerton, Carm-Ann and Diamond M), we expect that lifting costs will continue around the same level or decline due to increased efficiencies on oil properties and increased development of gas properties which have lower lifting costs. The lifting costs per BOE are also expected to be reduced by the development of natural gas properties in south Texas, Barnett Shale and New Mexico.

Production taxes increased 191% or $0.9 million in 2005, associated with a wellhead increase in revenues of $15.3 million. Production taxes in future periods will be a function of product mix, production volumes and product prices.

General and administrative expenses in total increased 25% or $0.4 million in 2005 compared to 2004. Included in our total general and administrative expenses is public reporting cost which increased 4% for 2005. The increase in general and administrative costs is primarily related to increased salaries and bonuses and the addition of

(18)

new employees related to current business activities. General and administrative expenses capitalized to the full cost pool were $0.3 million for 2005 compared to $0.3 million in 2004. On a BOE basis, general and administrative costs were $2.72 per BOE in 2005 compared to $3.09 per BOE in 2004, while public reporting costs were $1.44 per BOE and $2.20 per BOE for the same period.

Depreciation, depletion and amortization expense increased 56% or $1.1 million for 2005 compared to 2004. Depletion per BOE was $7.19 for 2005 and $7.30 for 2004. The increase in expense is attributable to increased production. Depletion costs are highly correlated with production volumes and capital expenditures. Fiscal year 2005 depletion costs will increase with increased production volumes and capital expenditures.

Other income (expense):
	Three months ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)

Gain on ineffective portion of hedges	$2,864	$57	$2,807	4,925%
Interest and other income	83	10	73	730%
Interest expense, net	(950)	(509)	441	87%
Other expense	(75)	(25)	50	200%
Equity income in Westfork Pipeline	22	—	22	—
Total	$1,944	$(467)	$2,411	516%

The gain associated with the ineffective portion of our hedges increased $2.8 million for 2005 compared to 2004. The actual gain or loss may increase or decrease until settlement of these contracts. Interest expense increased with the increase of debt from approximately $55.0 million at September 30, 2004 to $68.0 million at September 30, 2005 along with an increase of our loan interest rate for 2005. Capitalized interest on work in progress decreased interest expense by approximately $0.052 million. Our equity investment in the construction phase of the Westfork Pipeline Company LP resulted in a gain for the third quarter of 2005.

Income tax expense was $4.4 million in 2005 compared to an expense of $0.5 million in 2004. Income tax expense for 2005 will be dependent on our earnings and is expected to be approximately 34% of income before income taxes.

We had basic net income per share of $0.25 and $0.04 and diluted net income per share of $.25 and $0.04 for 2005 and 2004, respectively. Basic weighted average common shares outstanding increased from 25.3 million shares in 2004 to 34.0 million shares in 2005. The increase in common shares is due to the sale of 5.75 million shares of common stock in a public offering in February of 2005 and the redemption of preferred shares into approximately 2.7 million shares of common stock in June of 2005.

(19)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:

Our oil and natural gas revenues and production mix are displayed in the following table for the nine months ended September 30, 2005 and September 30, 2004.

Oil and Gas Revenues:
	Revenues(1)		Production
	2005	2004	2005	2004

Oil (Bbls)	54%	57%	63%	60%
Natural gas (Mcf)	46%	43%	37%	40%
Total	100%	100%	100%	100%
__________
(1) Includes hedge transactions

The following table outlines the detail of our operating revenues for the following periods.

	Nine Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(in thousands except per unit data)

Production Volumes:
Oil (Bbls)	672	495	177	36%
Natural gas (Mcf)	2,411	1,995	416	21%
BOE	1,074	828	246	30%
BOE/Day	3.9	3.0	0.9	30%

Sales Price:
Oil (per Bbl)(1)	$50.86	$36.69	$14.17	39%
Natural gas (per Mcf)(1)	$8.01	$5.45	$2.56	47%
BOE price(1)	$49.81	$35.10	$14.71	42%
BOE price(2)	$38.24	$28.58	$9.66	34%

Operating Revenues:
Oil	$34,168	$18,184	$15,984	88%
Oil hedges	(12,064)	$(4,805)	7,259	151%
Natural gas	19,306	$10,882	8,424	77%
Natural gas hedges	(358)	$(598)	(240)	(40)%
Total	$41,052	$23,663	$17,389	73%
______________
(1) Excludes hedge transactions.
(2) Includes hedge transactions.

Oil revenues, excluding hedges, increased $16.0 million or 88% for the nine months ended September 30, 2005 compared to the same period of 2004. Oil production volumes increased 36% attributable to acquisitions in the Fullerton and Carm-Ann fields and increased drilling activity in the Diamond M Reef, Fullerton and Carm-Ann fields. The increase in oil production increased revenue approximately $6.5 million for 2005. Wellhead average

(20)

realized crude oil prices increased $14.17 per Bbl or 39% to $50.86 per Bbl for 2005 compared to 2004. The increase in oil price increased revenue approximately $9.5 million for 2005.

Natural gas revenues, excluding hedges, increased $8.4 million or 77% for the nine months ended September 30, 2005 compared to the same period of 2004. Natural gas production volumes increased 21% primarily due to drilling activity in the Wilcox, Barnett Shale and New Mexico areas. The increase in natural gas volumes increased revenue approximately $2.3 million for 2005. Average realized wellhead natural gas prices increased 47% or $2.56 per Mcf to $8.01 per Mcf. The increase in natural gas prices had a positive effect on revenues of approximately $6.1 million for the nine months ending September 30, 2005.

Losses on oil hedges increased $7.3 million or 151% for 2005 compared to 2004 due to the increase in oil prices. Natural gas hedge losses were $0.4 million in 2005 compared to a loss of $0.6 million in 2004. On a BOE basis, hedges accounted for a realized loss of $11.57 per BOE in 2005 compared to $6.52 per BOE in 2004. The purpose of our hedges is to provide a measure of stability in our oil and gas prices and to comply with loan requirements.

With our current drilling program we expect to maintain or increase our current production volumes in the fourth quarter of 2005.

Cost and Expenses:
	Nine months ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)

Lease operating expense	$7,399	$5,437	$1,962	36%
Production taxes	2,615	1,407	1,208	86%
General and administrative:
General and administrative	3,120	2,379	741	31%
Public reporting	1,830	1,502	328	22%
Total general and administrative	4,950	3,881	1,069	28%
Depreciation, depletion and amortization	8,159	6,030	2,129	35%
Total	$23,123	$16,755	$6,368	38%

Lease operating costs increased approximately $2.0 million, or 36%, to $7.4 million during the nine months ended September 30, 2005 compared with $5.4 million for the same period of 2004. The increase in lease operating expense is primarily due to our acquisitions in the Fullerton San Andres Field and the Carm-Ann San Andres Field/N. Means Queen Unit, increased ad valorem taxes and increased utility costs on our oil properties. Lifting costs were $6.89 per BOE in 2005 compared to $6.57 per BOE in 2004. As we continue to exploit and develop our long-life Permian Basin oil properties (Fullerton, Carm-Ann and Diamond M), we expect that lifting costs will continue around the same level or decline due to increased efficiencies on oil properties and increased development of gas properties which have lower lifting costs. The lifting costs per BOE are also expected to be reduced by the development of natural gas properties in south Texas, Barnett Shale and New Mexico.

Production taxes increased 86% or $1.2 million in 2005, associated with a wellhead increase in revenues of $24.4 million. Production taxes are a function of product mix, production volumes and product prices.

General and administrative expenses in total increased 28% or $1.1 million in 2005 compared to 2004. Included in our total general and administrative expenses is public reporting cost which increased 22% or $0.3 million for 2005. The SOX 404 costs continue to be a significant portion of our public reporting costs and we expect SOX 404 costs to continue. The remainder of the increase in general and administrative costs is due to salaries and related benefits related to additional staffing, computer tech support and rent for increased building space. General and administrative expenses capitalized to the full cost pool were $0.9 million for 2005 compared to

(21)

$0.8 million in 2004. On a BOE basis, general and administrative costs were $2.91 per BOE in 2005 compared to $2.87 per BOE in 2004, while public reporting costs were $1.70 per BOE and $1.81 per BOE for the same period.

Depreciation, depletion and amortization expense increased 35% or $2.1 million for 2005 compared to 2004. Depletion per BOE was $7.60 for 2005 and $7.28 for 2004. This increase is attributable to increased production. Depletion costs are highly correlated with production volumes and capital expenditures. Fiscal year 2005 depletion costs will increase with increased production volumes and capital expenditures.

Other income (expense):
	Nine months ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)

Gain (loss) on ineffective portion of hedges	$(647)	$64	$(711)	(1,111)%
Interest and other income	124	168	(44)	(26)%
Interest expense, net	(2,884)	(1,464)	1,420	97%
Other expense	(77)	(110)	(33)	(30)%
Equity loss in Westfork Pipeline Company LP	(72)	—	(72)	—
Total	$(3,556)	$(1,342)	$2,214	165%

The loss associated with the ineffective portion of our hedges increased $0.7 million for 2005 compared to 2004. The actual gain or loss may increase or decrease until settlement of these contracts. Interest expense increased with the increase of debt from approximately $55.0 million at September 30, 2004 to $68.0 million at September 30, 2005 along with an increase of our loan interest rate for 2005. Capitalized interest on work in progress decreased interest expense by approximately $0.102 million. Our equity investment in the construction phase of the Westfork Pipeline Company LP resulted in a loss for 2005.

Income tax expense was $4.9 million in 2005 compared to an expense of $1.9 million in 2004. Income tax expense for 2005 will be dependent on our earnings and is expected to be approximately 34% of income before income taxes.

We had basic net income per share of $.29 and $.13 and diluted net income per share of $.28 and $.13 for 2005 and 2004, respectively. Basic weighted average common shares outstanding increased from approximately 25.3 million shares in 2004 to approximately 31.6 million shares in 2005. The increase in common shares is due to the sale of 5,750,000 shares of common stock in a public offering in February of 2005 and the redeemed preferred shares to common shares in June, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and gas we produce.

Working capital decreased 160% or approximately $1.4 million as of September 30, 2005 compared with December 31, 2004. Current liabilities exceeded current assets by $0.5 million at September 30, 2005. The working capital decrease was primarily due to the increased current maturity of derivative obligations of approximately $10.8 million partially offset by an increase in cash and cash equivalents and accounts receivables.

Our net cash used in investing activities was $34.7 million for the nine months ended September 30, 2005 compared to $40.8 million for the same period in 2004. Our property expenditures were $37.9 million for the nine months ended September 30, 2005, which was partially offset by restricted cash utilized for property purchases of $2.3 million and proceeds from non-strategic property dispositions of $3.0 million. Parallel’s investment in the

(22)

Westfork Pipeline was $1.7 million for the nine months ended September 30, 2005. This includes equity invested in Westfork Pipeline Company I of $1.7 million and Westfork Pipeline Company II of $0.025 million. Included in our property basis for nine months ended September 30, 2005 and 2004 were net asset retirement costs of approximately $0.073 million and $0.232 million respectively (see Note 8 to Consolidated Financial Statements). Our property leasehold acquisition, development and enhancement activities were financed by our revolving credit facility, the utilization of cash flows provided by operations, cash on hand and proceeds from non strategic property sales and bank borrowings.

On February 9, 2005, we had gross cash proceeds of $30.3 million and net proceeds of approximately $27.7 million from the sale of common stock (see Note 2 to Consolidated Financial Statements). These proceeds and cash available were used to reduce our borrowings on the revolving line of credit by approximately $29.0 million.

Stockholders’ equity is $76.2 million for September 30, 2005 compared to $60.0 million at December 31, 2004, an increase of 27%. The increase is attributable to the net proceeds of approximately $27.7 received from the sale of equity securities of 5,750,000 shares of our common stock offset by the increase in accumulated comprehensive income (loss) of $21.5 million related to our derivative instruments (see Note 6 to Consolidated Financial Statements) and net income of $9.5 million.

Based on our 2006 projected oil and gas revenues and related expenses, available bank borrowings and expected cash derived from non-strategic asset divestitures, we believe that we will have sufficient capital resources to fund normal operations and capital requirements, including interest expense. We continually review and consider alternative methods of financing.

Bank Borrowings

We are a party to a Second Amended and Restated Credit Agreement, dated as of September 27, 2004 (the “Credit Agreement”), with Citibank Texas, N.A. BNP Paribas, Citibank, F.S.B. and Western National Bank, as amended on December 27, 2004, April 1, 2005 and October 13, 2005. The Credit Agreement provides for a revolving credit facility which means that we can borrow, repay and reborrow funds drawn under the credit facility. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $200.0 million or the "borrowing base" established by our lenders. Our current borrowing base is $100.0 million. The principal amount outstanding under the credit facility at September 30, 2005 was $68.0 million, excluding $0.49 million reserved for our letters of credit. The amount of the borrowing base is based primarily upon the estimated value of our oil and gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders' redetermination of the borrowing base, the outstanding principal amount of our loan exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the principal of the note in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

Loans made to us under this credit facility bear interest at Citibank’s base rate or the LIBOR rate, at our election. Generally, Citibank’s base rate is equal to the “prime rate” published in the Wall Street Journal. At September 30, 2005, Parallel had $2.0 million in base rate loans outstanding under the credit facility.

The LIBOR rate is generally equal to the sum of (a) the rate designated as "British Bankers Association Interest Settlement Rates" and offered on one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.00% to 2.50%, depending upon the outstanding principal amount of the loans. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.25%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.00%.

The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.50%. At September 30, 2005, our Libor interest rate, plus margin, was 6.57% on $31.0 million and 6.27% on $35.0 million.

(23)

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

All outstanding principal under the revolving credit facility is due and payable on October 31, 2010. The maturity date of our outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Credit Agreement.

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

As of September 30, 2005 we were in compliance with all covenants.

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

Interest expense for the nine months ending September 30, 2005 was approximately $2.9 million not including approximately $0.102 million for interest capitalized associated with drilling projects.

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

(24)

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

Commodity Price Risk Management Transactions

The purpose of our hedges is to provide a measure of stability in our oil and gas prices and interest rate payments and manage exposure to commodity price and interest rate risk in compliance with our bank facility. Our objective is to lock in a range of oil and gas prices and a fixed interest rate for certain notional amounts.

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

The following table is a summary of significant contractual obligations as of September 30, 2005:

	Obligation Due in Period
	Three months ending December 31,	Year ended December 31,
Contractual Cash Obligations	2005	2006	2007	2008	2009	After 5 years	Total
	(in thousands)
Revolving Credit Facility (secured)	$—	$—	$—	$68,000	$—	$—	$68,000
Office Lease (Dinero Plaza)	39	105	—	—	—	—	144
Andrews and Snyder Field Offices(1)	6	23	23	14	14	—	80
Asset retirement obligations(2)	106	39	223	19	151	1,749	2,287
Derivative Obligations	6,093	18,454	13,965	12,160	—	—	50,672
Drilling contract	292	964	613	—	—	—	1,869
Total	$6,536	$19,585	$14,824	$80,193	$165	$1,749	$123,052

__________________

(1)

The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working interest owner in the Diamond “M” project. The Andrews field office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating

(25)

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

(26)

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

During fiscal year 2004 the average realized sales price for our oil and natural gas was $37.55 (unhedged) per BOE. For the nine months ended September 30, 2005, our average realized price was $49.81 (unhedged) per BOE.

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

(27)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative information is provided about market risks and derivative instruments to which Parallel was a party at September 30, 2005, and from which Parallel may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.

(28)

Interest Rate Sensitivity as of September 30, 2005

Our only financial instrument sensitive to changes in interest rates is our bank debt. As the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in September, 2005. You should read Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

	2005	2006	2007	2008	2009	Total
	($ in thousands)
Variable rate debt:
Revolving facility (secured)	$—	$—	$—	$68,000	$—	$68,000
Weighted average interest rate	6.42%	6.42%	6.42%	6.42%	—

At September 30, 2005, we had bank loans in the amount of approximately $68.0 million outstanding on our revolving credit facility at an average interest rate of 6.42%. Borrowings under our credit facility bear interest, at our election, at (i) the bank’s base rate or (ii) the LIBOR rate, plus LIBOR margin, but in no event less than 4.50%. As a result, our annual interest cost in 2005 will fluctuate based on short-term interest rates. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

Under our amended credit facility, we may elect an interest rate based upon the agent lender's base lending rate, or the LIBOR rate, plus a margin ranging from 2.00% to 2.50% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%. At September 30, 2005, the weighted average interest rate for our LIBOR rate loans was 6.40%

We entered into LIBOR fixed interest rate swap contracts with BNP Paribas. We will pay a fixed interest rate, as noted in the table below, for the period beginning October 1, 2005 through December 30, 2008.

A recap for the period of time, notional amounts, LIBOR fixed interest rates, expected margin rates and expected fixed interest rates for the contract are as follows:

Period of Time	Notional Amounts	Fixed Interest Rates	Fair Market Value
	($ in millions)		($ in millions)
October 1, 2005 thru December 31, 2005	$50	3.36%	$$0.081

January 1, 2006 thru December 31, 2006	$50	3.82%	0.313

January 1, 2007 thru December 31, 2007	$50	4.30%	0.073

January 1, 2008 thru December 30, 2008	$50	4.74%	(0.124)

Total Fair Market Value			$0.343

Commodity Price Sensitivity as of September 30, 2005

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural

(29)

gas. Historically, prices received for oil and gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $26.76 per barrel to a high of $52.82 per barrel during 2004. Natural gas prices we received during 2004 ranged from a low of $2.31 per Mcf to a high of $8.79 per Mcf. During 2005, oil prices ranged from a low of $36.43 to a high of $63.19. Natural gas prices we received during 2005, ranged from a low of $2.22 per Mcf to a high of $10.67 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

Puts. We purchased put floors on volumes of 3,000 Mcf per day for a total of 642,000 Mcf during the seven month period from April 1, 2006 through October 31, 2006, at an average floor price of $7.17 per Mcf for a total consideration of approximately $0.23 million. Fair market value of these derivatives was a loss of $0.087 million at September 30, 2005.

Collar. Collars are created by purchasing puts to establish a floor price and then selling a call which establishes a maximum amount the producer will receive for the oil or gas hedged. We have entered into several collars whereby we paid consideration to increase the floor of the contracts. Total consideration paid for these contracts is approximately $0.369.

A recap for the period of time, number of MMBtu’s and weighted average gas prices is as follows:

		NyMex Oil Prices			Houston Ship Channel Gas Prices
Period of Time	Barrels of Oil	Floor	Cap	MMBtu of Natural Gas	Floor	Cap	Fair Market Value
							($ in thousands)
October 1, 2005 thru October 31, 2005	—	$—	$—	62,000	$5.00	$7.26	$(226)

October 1, 2005 thru December 31, 2005	18,400	$36.00	$49.60	—	$—	$—	(307)

January 1, 2006 thru December 31, 2006	180,300	$44.11	$71.78	—	$—	$—	(1,691)

April 1, 2006 thru October 31, 2006	—	$—	$—	214,000	$6.00	$12.40	(176)

January 1, 2007 thru December 31, 2007	109,500	$50.00	$86.50	—	—	—	(135)

April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	(151)

Total Fair Market Value							$(2,686)

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

(30)

We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels and weighted average swap prices are as follows:

	Barrels		Fair
	of	Nymex Oil	Market
Period of Time	Oil	Swap Price	Value
			($ in thousands)

October 1, 2005 thru December 31, 2005	156,400	$30.16	$(5,641)

January 1, 2006 thru December 20, 2006	448,000	$28.46	(16,813)

January 1, 2007 thru December 31, 2007	474,500	$34.36	(13,753)

January 1, 2008 thru December 31, 2008	439,200	$33.37	(12,035)

Total fair market value			$(48,242)

ITEM 4.	CONTROLS AND PROCEDURES

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

(31)

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

(32)

10.2

Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

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

(33)

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

10.22

First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23

Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.24

Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by referenced to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

(34)

10.25

Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.26

Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.27

Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.28

ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

14

Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21

Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

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

(35)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION

Date: November 7, 2005	BY: /s/ Larry C. Oldham
Larry C. Oldham
President and Chief Executive Officer

Date: November 7, 2005	BY: /s/ Steven D. Foster
Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

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

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

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

10.22

First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23

Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.24

Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by referenced to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.25

Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.26

Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.27

Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.28

ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

14

Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21

Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

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

* Filed herewith