Form 10-Q/A
period 2005-03-31
PARALLEL PETROLEUM CORP
filed 2006-05-09
CIK 750561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 2 to Form 10-Q filed May 10, 2005)
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

Explanatory Note
This Amendment No. 2 to the Quarterly Report on Form 10-Q of Parallel Petroleum Corporation (“Parallel”, the “Company”, “we”, “our” or “us”) for the quarterly period ended March 31, 2005, which was originally filed on May 10, 2005, as amended by Amendment No. 1 filed on August 22, 2005 (the “Form 10-Q”), is being filed to restate the financial statements and other disclosure included therein. As part of the preparation of our financial statements for the year ended December 31, 2005, we undertook a review of our accounting for oil and gas and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating oil and gas prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in oil and gas prices associated with the sale of oil and gas production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, after a review of FAS 133 and our accounting policies and procedures related to our derivative instruments, we determined that certain of our derivative instruments did not qualify for Hedge accounting treatment under FAS 133. Specifically, we determined that documentation of the relationship of hedged items and the derivative instruments being employed and designated as Hedges was insufficient for derivative instruments entered into during periods subsequent to June 30, 2004; and that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow Hedges was, therefore, inappropriate. Accordingly, we have restated our Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004; our Consolidated Statement of Operations, Consolidated Statement of Cash Flows; and our Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2005 in the Form 10-Q to reflect these revisions (see Note 12 to our consolidated financial statements for a reconciliation of our restated results to previously reported results). We have also restated applicable disclosures in ITEM 1. “Notes to Consolidated Financial Statements” and ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements, that as of December 31, 2005, a material weakness in internal control over financial reporting existed with respect to the design of our controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133. See ITEM 4. “CONTROLS AND PROCEDURES.”
This Amendment No. 2 amends and restates the Form 10-Q in its entirety. This Amendment No. 2 does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as previously described and set forth hereinafter. In addition, the filing of this amended Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement made therein not misleading.

(i)

This Form 10-Q/A (Amendment No. 2) should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

(ii)

INDEX
PART I. — FINANCIAL INFORMATION

(iii)

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
	(restated)	(restated)
Assets

Current assets:
Cash and cash equivalents	$3,152	$4,781
Accounts receivable:
Oil and gas	6,747	6,642
Other, net of allowance for doubtful account of $9	790	389
Affiliates	5	7

	7,542	7,038
Other current assets	264	179
Deferred tax asset	4,941	2,531

Total current assets	15,899	14,529

Property and equipment, at cost:
Oil and gas properties, full cost method (including $11,047 and $9,526 not subject to depletion)	235,256	229,245
Other	2,445	2,062

	237,701	231,307
Less accumulated depreciation, depletion and amortization	(81,064)	(78,782)

Net property and equipment	156,637	152,525

Restricted cash	—	2,287
Investment in Westfork Pipeline Company LP	761	595
Other assets, net of accumulated amortization of $662 and $581	829	735

	$174,126	$170,671

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,988	$5,568
Asset retirement obligations	135	150
Derivative obligations	15,987	7,965

Total current liabilities	22,110	13,683

Revolving credit facility	50,000	79,000
Asset retirement obligations	1,977	1,982
Derivative obligations	24,249	9,525
Deferred tax liability	1,764	6,487

Total long-term liabilities	77,990	96,994

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — 6% convertible preferred stock — par value of $0.10 per share (liquidation preference of $10 per share), authorized 10,000,000 shares, issued and outstanding 950,000	95	95
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 31,189,292 and 25,439,292	312	254
Additional paid-in capital	76,306	48,328
Retained earnings	7,912	18,759
Accumulated other comprehensive loss	(10,599)	(7,442)

Total stockholders’ equity	74,026	59,994

	$174,126	$170,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
For three months ended March 31, 2005 and 2004
(unaudited)
(dollars in thousands, except per share data)

	2005	2004
	(restated)
Oil and natural gas revenues:
Oil and natural gas sales	$12,969	$9,106
Loss on hedging and derivatives	(2,555)	(1,105)

Total revenues	10,414	8,001

Cost and expenses:
Lease operating expense	2,558	1,529
Production taxes	580	478
General and administrative	1,628	1,222
Depreciation, depletion and amortization	2,282	2,077

Total costs and expenses	7,048	5,306

Operating income	3,366	2,695

Other income (expense), net:
Change in fair market value of derivative instruments	(17,633)	—
Loss on ineffective portion of hedges	(710)	(10)
Interest and other income	19	140
Interest expense	(1,173)	(468)
Other expense	(1)	(26)
Equity in loss of W estfork Pipeline Company LP	(79)	—

Total other expense, net	(19,577)	(364)

Income (loss) before income taxes	(16,211)	2,331
Income tax benefit (expense), deferred	5,507	(849)

Net income (loss)	(10,704)	1,482
Cumulative preferred stock dividend	(143)	(143)

Net income (loss) available to common stockholders	$(10,847)	$1,339

Net income (loss) per common share:
Basic	$(0.38)	$0.05

Diluted	$(0.38)	$0.05

Weighted average common share outstanding:
Basic	28,698	25,223

Diluted	28,698	28,267

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004
(unaudited)
(dollars in thousands)

	2005	2004
	(restated)
Cash flows from operating activities:
Net income (loss)	$(10,704)	$1,482

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,282	2,077
Accretion of asset retirement obligation	26	33
Deferred income tax	(5,507)	849
Change in fair value of derivative instruments	17,633	—
Loss on ineffective portion of hedges	710	10
Stock option expense	42	41
Equity loss in Westfork Pipeline Company LP	79	—

Changes in assets and liabilities:
Other assets, net	48	(67)
Increase in accounts receivable	(504)	(144)
Decrease (increase) in other current assets	75	(11)
Increase (decrease) in accounts payable and accrued liabilities	277	(298)

Net cash provided by operating activities	4,457	3,972

Cash flows from investing activities:
Additions to oil and gas property	(8,596)	(7,626)
Use of restricted cash for acquisition of oil and gas properties	2,287	—
Proceeds from disposition of oil and gas properties	2,539	25
Additions to other property and equipment	(383)	(360)
Settlements on derivatives	(682)	—
Investment in Westfork Pipeline Company LP	(245)	—

Net cash used in investing activities	(5,080)	(7,961)

Cash flows from financing activities:
Net borrowing (payments) on revolving line of credit	(29,000)	(9,750)
Proceeds (net) from common stock issued	27,994	—
Deferred stock offering costs	—	(7)

Net cash used in financing activities	(1,006)	(9,757)

Net decrease in cash and cash equivalents	(1,629)	(13,746)
Cash and cash equivalents at beginning of period	4,781	17,378

Cash and cash equivalents at end of period	$3,152	$3,632

Non-cash financing and investing activities:
Oil and gas properties asset retirement obligation	$(46)	$130
Accrued preferred stock dividend	$143	$143
The accompanying notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2005 and 2004
(unaudited)
(dollars in thousands)

	2005	2004
	(restated)
Net income (loss)	$(10,704)	$1,482

Other comprehensive loss:
Unrealized losses on derivatives	(7,413)	(4,353)
Reclassification adjustments for losses on derivatives included in net income (loss)	2,630	1,219

Change in fair value of derivatives	(4,783)	(3,134)
Income tax benefit	1,626	1,072

Total other comprehensive loss	(3,157)	(2,062)

Total comprehensive loss	$(13,861)	$(580)

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
     The financial information included herein is unaudited, except the balance sheet as of December 31, 2004 which has been derived from our audited Consolidated Financial Statements as of December 31, 2004, as restated (see Note 12). However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain 2004 amounts have been reclassified to conform to the 2005 financial statement presentation.
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
     Unless otherwise indicated or unless the context otherwise requires, all references to “Parallel”, “we”, “us”, and “our” are to Parallel Petroleum Corporation and its consolidated subsidiaries, Parallel L.P. and Parallel, L.L.C.
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

	Three Months Ended
	March 31,
	2005	2004
	(dollars in thousands except
	per share data)
	(restated)
Net income (loss), as reported	$(10,704)	$1,482

Add:
Expense recorded in 2005 and 2004	42	42

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48)	(48)

Pro forma net income (loss)	$(10,710)	$1,476

Earnings (loss) per share:
Basic — as reported	$(0.38)	$0.05

Basic — pro forma	$(0.38)	$0.05

Diluted — as reported	$(0.38)	$0.05

Diluted — pro forma	$(0.38)	$0.05

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

(6)

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

(7)

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
     As a result of the restatement of the financial statements concerning our accounting for certain oil and natural gas and interest rate derivative instruments (see Note 12), we were not in compliance with certain covenants in the Credit Agreement concerning financial reporting requirements. We have obtained waivers of our non-compliance with these covenants from our lenders.
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
     The table below reflects our actual consolidated restated results of operations for the three months ended March 31, 2005, compared to the consolidated pro forma results of operations for the three months ended March 31, 2004, assuming these acquisitions were consummated on January 1, 2004.

	Three Months Ended
	March 31,
		Pro Forma
	2005	2004
	(in thousands, except per share data)
	(restated)
Oil and gas revenue, net of hedge losses	$10,414	$9,963
Operating income	$3,366	$3,157
Net income (loss) available to common stockholders	$(10,847)	$1,351

Net income (loss) per common share:
Basic	$(0.38)	$0.05
Diluted	$(0.38)	$0.05

(9)

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
     At March 31, 2005, we had a cushion (i.e. the excess of the ceiling over our capitalized cost) in excess of 140.0 million. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time.
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the three month periods ended March 31, 2005 and 2004, overhead costs capitalized were approximately $286,000 and $290,000 respectively.

(10)

NOTE 7. DERIVATIVE INSTRUMENTS
General
     We enter into derivative contracts to provide a measure of stability in the cash flows associated with our oil and gas production and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and gas prices and to limit variability in our cash interest payments. Our line of credit agreement as of March 31, 2005, required us to maintain derivative financial instruments which limit our exposure to fluctuating commodity prices covering at least 50% of our estimated monthly production of oil and natural gas extending 24 months into the future.
     We designated all of our interest rate swaps, commodity collars and commodity swaps entered into in 2002 through June 30, 2004 as cash flow hedges (“hedges”). The effective portion of the unrealized gain or loss on cash flow hedges is recorded in other comprehensive income (loss) until the forecasted transaction occurs. During the term of a cash flow hedge, the effective portion of the quarterly change in the fair value of the derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to oil and gas revenues when the production is sold and interest expense as the interest accrues. Ineffective portions of hedges (changes in fair value resulting from changes in realized prices that do not match the changes in the hedge or reference price) are recognized in other expense as they occur.
     As of March 31, 2005, we have recorded unrealized losses of $16.1 million ($10.6 million, net of tax) related to our derivative instruments designated as hedges, which represented the estimated aggregate fair values of our open hedge contracts as of that date. These unrealized losses are presented in stockholders’ equity in the Consolidated Balance Sheet as accumulated other comprehensive loss. During the twelve month period ending March 31, 2006, we expect approximately $6.9 million, net of tax, in accumulated other comprehensive loss to be charged to earnings.
     Derivative contracts not designated as hedges are “marked-to-market” at each period end and the increases or decreases in fair values recorded to earnings. No derivative instruments entered into subsequent to June 30, 2004 have been designated as cash flow hedges.
     We are exposed to credit risk in the event of nonperformance by the counterparty to these contracts, BNP Paribas. However, we periodically assess the creditworthiness of the counterparty to mitigate this credit risk.
Interest Rate Sensitivity
     We entered into fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contracts. These interest rate swaps are treated as cash flow hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and are on $20.0 million of our variable rate debt for all of 2005 and on $10.0 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our borrowing

(11)

under the Credit Agreement, but due to the interest rate swaps, we have fixed the rate at 4.05%. As of March 31, 2005, the fair market value of these interest rate swaps was an unrealized loss of $43,000.
     As of March 31, 2005, we had also employed additional fixed interest rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.
     The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of March 31, 2005.

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
April 1, 2005 thru December 31, 2005(1)	$20	4.05%	$(57)
April 1, 2005 thru December 31, 2005	$30	2.89%	171
January 1, 2006 thru December 31, 2006(1)	$10	4.05%	14
January 1, 2006 thru December 31, 2006	$40	3.76%	170
January 1, 2007 thru December 31, 2007	$50	4.30%	63
January 1, 2008 thru December 31, 2008	$50	4.74%	(59)

Total Fair Market Value			$302

(1)	Designated as cash flow hedge.
Commodity Price Sensitivity
     Except for the two commodity swaps noted in the table below under Commodity Swaps that are designated as a hedge, all of our commodity derivatives are accounted for using “mark-to-market” accounting as prescribed in SFAS 133.
     Put Options. On April 7, 2005, we purchased put options or “floors” on volumes of 1,000 Mcf per day for a total of 214,000 Mcf during the seven month period from April 1, 2006 through October 31, 2006, at an average floor price of $5.50 per Mcf for a total consideration of approximately $35,310.
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.

(12)

     A summary of our collar positions at March 31, 2005 is as follows:

					Houston
		NyMex			Ship Channel
	Barrels	Oil Prices		MMBtu of	Gas Prices		Fair
Period of Time	of Oil	Floor	Cap	Natural Gas	Floor	Cap	Market Value
							($ in thousands)
April 1, 2005 thru October 31, 2005	—	$—	$—	428,000	$5.00	$7.26	$(158)
April 1, 2005 thru December 31, 2005	55,000	$36.00	$49.60	—	$—	$—	(383)
January 1, 2006 thru December 31, 2006	70,800	$35.00	$44.00	—	$—	$—	(742)

Total Fair Market Value							$(1,283)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels and swap prices are as follows:

		Nymex Oil	Fair
Period of Time	Barrels of Oil	Swap Price	Market Value
			($ in thousands)
April 1, 2005 thru December 31, 2005(1)	275,000	$23.33	$(9,058)
April 1, 2005 thru December 31, 2005	192,500	$39.96	(3,176)
January 1, 2006 thru December 20, 2006(1)	265,500	$23.04	(8,157)
January 1, 2006 thru December 20, 2006	182,500	$36.36	(3,255)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(8,161)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(7,146)

Total fair market value			$(38,953)

(1)	Designated as cash flow hedge.

(13)

NOTE 8. NET INCOME (LOSS) PER COMMON SHARE
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
	(in thousands except per share data)
	(restated)
Basic EPS Computation:
Numerator-
Income (loss)	$(10,704)	$1,482
Preferred stock dividend	(143)	(143)

Income (loss) available to common stockholders	$(10,847)	$1,339

Denominator-
Weighted average common shares outstanding	28,698	25,223

Basic EPS:
Income (loss) per share	$(0.38)	$0.05

Diluted EPS Computation:
Numerator-
Income (loss)	$(10,704)	$1,482
Preferred stock dividend	(143)	—

Income (loss) available to common stockholders	$(10,847)	$1,482

Denominator -
Weighted average common shares outstanding	28,698	25,223
Employee stock options	—	258
Warrants	—	52
Preferred stock	—	2,734

Weighted average common shares for diluted earnings per share assuming conversion	28,698	28,267

Diluted EPS:
Income (loss) per share	$(0.38)	$0.05

     Some stock options and the convertible preferred stock outstanding during 2005 were not included in the computation of diluted net earnings (loss) per share because Parallel had a net loss from continuing operations and therefore, the effect would be antidilutive.

(14)

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

NOTE 10. RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued “Statement of Financial Accounting Standards No. 123 (revised 2004)”, “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123(R) initially was to be effective for the Company beginning July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced a delay in the implementation of SFAS No. 123(R) until the beginning of the fiscal year after June 15, 2005. The Company does not expect SFAS No. 123(R) to have a material impact on its results of operations.
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

(15)

and Trust. As of the quarter ended March 31, 2005 Parallel had made contributions to the 401(k) Plan and Trust of approximately $38,000.
NOTE 12. RESTATEMENT
     This amended quarterly report on Form 10-Q for the quarter ended March 31, 2005 includes detailed disclosures relative to the restatement of the consolidated financial statements for the three months ended March 31, 2005 and the consolidated balance sheet as of December 31, 2004.
     During the course of the preparation of our December 31, 2005 Form 10-K, we identified errors with respect to our use of hedge accounting for certain transactions under SFAS 133. Specifically, we determined that our documentation of the relationship of hedged items and the derivative instruments being employed and designated as hedges was insufficient when compared to the documentation requirements in SFAS 133 for derivative instruments entered into during periods subsequent to June 30, 2004, and that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow hedges was, therefore, inappropriate.
Effects of the Restatement
     The effect of the restatement on the consolidated balance sheet as of March 31, 2005 and as of December 31, 2004 by line item is as follows:

	As of March 31, 2005		As of December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)
	(unaudited)
Condensed Consolidated Balance Sheet data:
Other current assets	$104	$264	$179	$179
Total current assets	15,739	15,899	14,529	14,529
Other assets, net of accumulated amortization of $662 and $581	687	829	735	735
Total assets	173,824	174,126	170,671	170,671
Derivative obligation — current	15,827	15,987	7,965	7,965
Total current liabilities	21,950	22,110	13,683	13,683
Derivative obligation — long term	24,107	24,249	9,525	9,525
Total long-term liabilities	77,848	77,990	96,994	96,994
Retained earnings	21,523	7,912	22,073	18,759
Accumulated other comprehensive loss	(24,067)	(10,599)	(10,756)	(7,442)
Total liabilities and stockholders’ equity	173,824	174,126	170,671	170,671

(16)

     The effect of the restatement on the consolidated statement of operations for the three months ended March 31, 2005 is as follows:

	Three Months Ended
	March 31, 2005
	As previously
	reported	As restated
	(in thousands)
	(unaudited)
Consolidated Statement of Operations data:
Loss on hedging and derivatives	$(3,212)	$(2,555)
Total revenues	9,757	10,414
Operating income	2,649	3,366
Change in fair market value of derivatives	—	(17,633)
Loss on ineffective portion of hedges	(2,276)	(710)
Interest expense	(1,138)	(1,173)
Total other expense, net	(3,475)	(19,577)
Net loss before income taxes	(826)	(16,211)
Income tax benefit, deferred	276	5,507
Net loss	(550)	(10,704)
Net loss available to common stockholders	(693)	(10,847)

Net loss per common share:
Basic	$(0.02)	$(0.38)

Diluted	$(0.02)	$(0.38)

     The effect of the restatement on the consolidated statement of cash flows for the three months ended March 31, 2005 is as follows:

	Three Months Ended
	March 31, 2005
	As previously
	reported	As restated
	(in thousands)
	(unaudited)
Condensed Consolidated Statement of Cash Flows data:
Net loss	$(550)	$(10,704)
Deferred income tax	(276)	(5,507)
Change in fair value of derivative instruments	—	17,633
Loss on ineffective portion of hedges	2,276	710
Other assets, net	48	48
Decrease in other current assets	75	75
Net cash provided by operating activities	3,775	4,457
Settlements on derivatives	—	(682)
Net cash used in investing activities	(4,398)	(5,080)

(17)

     The effect of the restatement on the consolidated statement of comprehensive income (loss) for the three months ended March 31, 2005 is as follows:

	Three Months Ended
	March 31, 2005
	As previously
	reported	As restated
	(in thousands)
	(unaudited)
Net loss	$(550)	$(10,704)

Other comprehensive loss:
Unrealized losses on derivatives	(23,480)	(7,413)
Reclassification adjustments for losses on derivatives included in net loss	3,312	2,630

Change in fair value of derivatives	(20,168)	(4,783)
Income tax benefit	6,857	1,626

Total other comprehensive loss	(13,311)	(3,157)

Total comprehensive loss	$(13,861)	$(13,861)

The restatement also impacted or made changes to Notes 1, 2, 3, 4, 7 and 8 of these Notes to Consolidated Financial Statements and resulted in adding this Note 12.
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

(18)

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

(19)

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
     For the three months ended March 31, 2005, the sale price we received for our crude oil production (excluding hedges) averaged $45.29 per barrel compared with $44.07 per barrel for the three months ended December 31, 2004 and $32.93 per barrel for the three months ended March 31, 2004. The average sales price we received for natural gas for the three months ended

(20)

March 31, 2005 (excluding hedges), was $6.00 per Mcf compared with $6.99 per Mcf for the three months ended December 31, 2004 and $5.21 per Mcf for the three months ended March 31, 2004. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 22. Hedge costs for oil and natural gas were $2.6 million, $3.0 million and $1.1 million for the three months ended March 31, 2005, December 31, 2004 and March 31, 2004 respectively. The hedge loss associated with the ineffective portion of our hedges increased $700,000 in the three months ended March 31, 2005. The ineffectiveness is caused by a widening of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. U. S. refineries are currently paying a premium for West Texas Intermediate, which is the NyMex benchmark. The majority of our oil is West Texas Sour. Actual gains or losses may increase or decrease until settlement of these contracts.
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

(21)

     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three months ended March 31, 2005, December 31, 2004, and March 31, 2004.

	Three Months Ended
	3/31/2005	12/31/2004	3/31/2004
	(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	207	234	161
Natural gas (Mcf)	602	695	732
BOE(1)	307	349	283
BOE per day	3.4	3.8	3.1

Sales Prices:
Oil (per Bbl)(2)	$45.29	$44.07	$32.93
Natural gas (per Mcf)(2)	$6.00	$6.99	$5.21
BOE price(2)	$42.25	$43.36	$32.21
BOE price(3)	$33.93	$34.90	$28.30

Operating Revenues:
Oil	$9,359	$10,271	$5,290
Oil hedge	(2,354)	(2,654)	(1,124)
Natural gas	3,610	4,853	3,816
Natural gas hedge	(201)	(296)	19

	$10,414	$12,174	$8,001

Operating Expenses:
Lease operating expense	$2,558	$1,936	$1,529
Production taxes	580	701	478
General and administrative:
General and administrative	969	743	734
Public reporting	659	754	488
Depreciation, depletion and amortization	2,282	2,682	2,077

	$7,048	$6,816	$5,306

Operating income	$3,366	$5,358	$2,695

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2)	Excludes hedge transactions.

(3)	Includes hedge transactions.

(22)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 (AS RESTATED) AND 2004:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended March 31, 2005 (as restated) and March 31, 2004.
Oil and Gas Revenues

	Revenues(1)		Production
	2005	2004	2005	2004
Oil (Bbls)	67%	52%	67%	57%
Natural gas (Mcf)	33%	48%	33%	43%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
     The following table outlines the detail of our operating revenues for the following periods.

	Three Months Ended March 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	207	161	46	29%
Natural gas (Mcf)	602	732	(130)	(18)%
BOE	307	283	24	8%

Sales Price
Oil (per Bbl)(1)	$45.29	$32.93	$12.36	38%
Natural gas (per Mcf)(1)	$6.00	$5.21	$0.79	15%
BOE price(1)	$42.25	$32.21	$10.04	31%
BOE price(2)	$33.93	$28.30	$5.63	20%

Operating Revenues
Oil	$9,359	$5,290	4,069	77%
Oil hedges	$(2,354)	$(1,124)	1,230	109%
Natural gas	$3,610	$3,816	(206)	(5)%
Natural gas hedges	$(201)	$19	(220)	(1158)%

Total	$10,414	$8,001	$2,413	30%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.

(23)

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
     Losses on oil hedges increased $1.2 million or 109% for 2005 compared to 2004 due to the increase in oil prices. Natural gas hedge losses were $0.2 million in 2005 compared to a gain of $19,000 in 2004. On a BOE basis, hedges accounted for a realized loss of $8.32 per BOE in 2005 compared to $3.91 per BOE in 2004. We have hedged certain oil and natural gas volumes to try and mitigate price changes in our oil and natural gas movements and to meet the requirements under our loan facility.
     With our recently announced results in the Diamond M Canyon Reef Unit, the New Mexico Gas Project and our onshore Gulf Coast Wilcox well, we expect increased production volumes over the first quarter 2005 if initial rates are maintained.
Cost and Expenses

	Three months ended March 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)
Lease operating expense	$2,558	$1,529	$1,029	67%
Production taxes	580	478	102	21%
General and administrative:
General and administrative	969	734	235	32%
Public reporting	659	488	171	35%

Total general and administrative	1,628	1,222	406	33%

Depreciation, depletion and amortization	2,282	2,077	205	10%

Total	$7,048	$5,306	$1,742	33%

     Lease operating costs increased approximately $1.0 million, or 67%, to $2.6 million during the three months ended March 31, 2005 compared with $1.5 million for the same period of 2004. The increase in lease operating expense is primarily due to our acquisitions in the Fullerton San Andres Field and the Carm-Ann San Andres Field/N. Means Queen Unit,

(24)

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
     General and administrative expenses in total increased 33% or $0.4 million in 2005 compared to 2004. Included in our total general and administrative expenses is public reporting cost which increased 35% or $0.2 million for 2005. The SOX 404 costs continue to be a significant portion of the increase in our public reporting costs and we expect SOX 404 costs to continue through 2005. The remainder of the increase in general and administrative costs is due to increased estimated Texas franchise tax, salary increases and legal expense. General and administrative expenses capitalized to the full cost pool were $0.3 million for 2005 and 2004. On a BOE basis, general and administrative costs were $3.16 per BOE in 2005 compared to $2.60 per BOE in 2004, while public reporting costs were $2.14 per BOE and $1.72 per BOE for the same period. General and administrative expenses will increase in 2005 in association with reporting requirements and operational support.
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
Other income (expense)

	Three months ended March 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)
Change in fair market value of derivatives	$(17,633)	$—	$(17,633)	—
Loss on ineffective portion of hedges	(710)	(10)	$700	7,000%
Interest and other income	19	140	(121)	(86)%
Interest expense	(1,173)	(468)	705	151%
Other expense	(1)	(26)	(25)	(96)%
Equity loss in Westfork Pipeline Company LP	(79)	—	(79)	—

Total	$(19,577)	$(364)	$(19,213)

     The loss associated with the ineffective portion of our hedges increased $0.7 million for 2005 compared to 2004. Commodity prices continued to increase into the first quarter of 2005. The spread between sweet and sour crude was wider for the first quarter of 2005 as compared to the same period of 2004 resulting in an increased ineffectiveness. The actual gain or loss may increase or decrease until settlement of these contracts. Interest expense increased with the

(25)

increase of debt from approximately $30.0 million at March 31, 2004 to $50.0 million at March 31, 2005 along with an increase of our loan interest rate for 2005. Overhead expenses related to our equity investment in the construction phase of the Westfork Pipeline Company LP, resulted in a loss for the first quarter of 2005.
     Income tax benefit was $5.5 million in 2005 compared to an expense of $0.8 million in 2004. Income tax expense for 2005 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     We had basic net loss per share of $.38 and net earnings of $.05 and diluted net loss per share of $.38 and net earnings of $.05 for 2005 and 2004, respectively. Basic weighted average common shares outstanding increased from 25.2 million shares in 2004 to 28.7 million shares in 2005. The increase in common shares is due to the sale of 5,750,000 shares of common stock in a public offering in February of 2005. The stock options and the convertible preferred stock outstanding were not included in the computation of diluted net earnings (loss) per share for the first quarter 2005 because we had a net loss and the effect would be antidilutive.
LIQUIDITY AND CAPITAL RESOURCES
     Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and gas we produce.
     Working capital decreased 834% or approximately $7.1 million as of March 31, 2005 compared with December 31, 2004. Current liabilities exceeded current assets by $6.2 million at March 31, 2005. The working capital decrease was primarily due to the increased current maturity of derivative obligations of approximately $8.0 million.
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
     Stockholders’ equity is $74.0 million for March 31, 2005 compared to $60.0 million at December 31, 2004, an increase of 23%. The increase is attributable to the net proceeds of approximately $28.0 received from the sale of equity securities of 5,750,000 shares of our

(26)

common stock offset by the increase in accumulated comprehensive loss of $3.2 million related to our derivative instruments (see Note 7 to Consolidated Financial Statements) and net loss of $10.8 million. Proceeds from the stock offering were used to reduce our long-term debt.
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

(27)

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
     As a result of the restatement of the financial statements concerning our accounting for certain oil and natural gas and interest rate derivative instruments (see Note 12), we were not in compliance with certain covenants concerning financial reporting requirements. We have obtained waivers of our non-compliance with these covenants from our lenders.

(28)

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

(29)

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
Commodity Price Risk Management Transactions and Effects of Derivative Instruments
     The purpose of all of our derivative trades is to provide a measure of stability in cash flow as a result of our daily activities associated with the selling of oil and gas production and expenditures associated with the borrowings that we have secured through our Bank Borrowings. The derivative trade arrangements we have employed include collars, costless collars, floors or purchased puts, oil and natural gas swaps and interest rate swaps. In 2003, we designated our derivative trades as cash flow hedges under the provisions of SFAS 133, as amended. Although our purpose for entering into derivative trades has remained the same, contracts entered into after June 30, 2004 were not designated as cash flow hedges.
     Under cash flow hedge accounting for oil and natural gas production, the quarterly effective portion of the change in fair value of the commodity derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to revenue in the period the related oil and gas production is sold. Ineffective portions of cash flow hedges (changes in the fair value of derivative instruments due to changes in realized prices that do not match the changes in the hedge price) are recognized in other expenses as they occur. While the cash flow hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract. As of March 31, 2005, we had designated as cash flow hedges, 1,000 Bbls per day of production from April 1, 2005 through December 31, 2005 and 750 Bbls per day of production from January 1, 2006 through December 20, 2006. All other commodity derivative trades are accounted for by “mark-to-market” accounting whereby changes in fair value are charged to earnings. Changes in the fair value of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in the “Other income (expense), net” section of this statement. To the extent these trades relate to production in 2006 and beyond and oil prices increase, we report a loss currently, but if there is no further change in prices, our revenue will be correspondingly higher (than if there had been no price increase) when the production is sold.
     Under cash flow hedge accounting for interest rates, the quarterly change in the fair value of the derivative is recorded in stockholders’ equity as other comprehensive income (loss). The gain or loss is transferred, on a contract by contract basis, to interest expense as the interest accrues. Ineffective portions of cash flow hedges are recognized in other expense as they occur.

(30)

     As of March 31, 2005, the floating interest rate on only $20.0 million of the Bank Borrowings in 2005 and $10.0 million of the Bank Borrowings in 2006 was hedged. All other interest rate swaps that have been entered into are accounted for by “mark-to-market” accounting as prescribed by SFAS 133.
     We are exposed to credit risk in the event of nonperformance by the counterparty in our derivative trade instruments. However, we periodically assess the creditworthiness of the counterparty to mitigate this credit risk.
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
     The following table is a summary of significant contractual obligations as of March 31, 2005:

	Obligation Due in Period
	Periods ended December 31,					After
Contractual Cash Obligations	2005	2006	2007	2008	2009	5 years		Total
			(in thousands)
Revolving Credit Facility (secured)	$—	$—	$—	$50,000	$—	$—		$50,000
Office Lease (Dinero Plaza)	118	105	—	—	—	—		223
Andrews and Snyder Field Offices	17	23	23	14	14		(1)	91
Preferred Stock Dividend	427	570	570	570	570		(2)	2,707
Asset retirement obligations(3)	135	30	206	30	136	1,575		2,112
Derivative Obligations	12,776	12,154	8,161	7,145	—	—		40,236

Total	$13,473	$12,882	$8,960	$57,759	$720	$1,575		$95,369

(1)	The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working interest owner in the Diamond “M ” project. The Andrews field office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(2)	Payments of preferred dividends so long as preferred stock remains outstanding and not converted. In connection with the redemption of our preferred stock, if none of the holders elect to convert to common stock, we would have an obligation of $9.5 million.

(3)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.

(31)

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

(32)

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
Restatement
     As part of the preparation of our financial statements for the year ended December 31, 2005, we undertook a review of our accounting for oil and gas and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating oil and gas prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in oil and gas prices associated with the sale of oil and gas production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, after a review of FAS 133 and our accounting policies and procedures related to our derivative instruments, we determined that certain of our derivative instruments did not qualify for Hedge accounting treatment under FAS 133. Specifically, we determined that documentation of the relationship of hedged items and the derivative instruments being employed and designated as Hedges was insufficient for derivative instruments entered into during periods subsequent to June 30, 2004; and that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow Hedges was, therefore, inappropriate. Accordingly, we have restated our Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004; our Consolidated Statement of Operations, Consolidated Statement of Cash Flows; and our Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2005 in the Form 10-Q to reflect these revisions (see Note 12 to our consolidated financial statements for a reconciliation of our restated results to previously reported results). We have also restated applicable disclosures in ITEM 1. “Notes to Consolidated Financial Statements” and ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Management

(33)

has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that as of December 31, 2005, a material weakness in internal control over financial reporting existed with respect to the design of our controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133. See ITEM 4. “CONTROLS AND PROCEDURES.”
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

(34)

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

(35)

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
Interest Rate Sensitivity as of March 31, 2005
     Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in March, 2005. You should read Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

	2005	2006	2007	2008	Total
	(in thousands, except interest rates)
Variable rate debt	$—	$—	$—	$50,000	$50,000

Revolving Facility (secured) Average interest rate	5.12%	5.12%	5.12%	5.12%	—
     At March 31, 2005, we had bank loans in the amount of approximately $50.0 million outstanding on our revolving credit facility at an average interest rate of 5.12%. Under our credit facility, we may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.25% to 2.75% per annum, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 4.50%.
     As of March 31, 2005, we employed fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contract. These interest rate swaps are treated as a cash flow hedge as defined in SFAS 133, and are on $20 million of our variable rate debt for all of 2005 and on $10 million of our variable rate debt for all of 2006. We will

(36)

continue to pay the variable interest rates for this portion of our Bank Borrowings, but due to the interest rate swaps, we have fixed the rate at 4.05%. Under the terms of these contracts, in periods during which the fixed interest rate stated in the agreement exceeds the variable rate (which is based on the 90-day LIBOR rate), we pay to the counterparty an amount determined by applying this excess fixed rate to the notional amount of the contract. In periods when the variable rate exceeds the fixed rate stated in the respective swap contract, the counterparty pays an amount to us determined by applying the excess of the variable rate over the stated fixed rate. As of March 31, 2005, the fair market value of these interest rate swaps was an unrealized loss of $43,000.
     As of March 31, 2005, we had also employed additional fixed interest rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.
     A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at March 31, 2005 follows:

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
April 1, 2005 thru December 31, 2005(1)	$20	4.05%	$(57)
April 1, 2005 thru December 31, 2005	$30	2.89%	171
January 1, 2006 thru December 31, 2006(1)	$10	4.05%	14
January 1, 2006 thru December 31, 2006	$40	3.76%	170
January 1, 2007 thru December 31, 2007	$50	4.30%	63
January 1, 2008 thru December 31, 2008	$50	4.74%	(59)
Total Fair Market Value			$302

(1)	Designated as cash flow hedge.
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

(37)

significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of March 31, 2005, we had employed costless collars, collars, and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all but two of these contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
     As of March 31, 2005, we had commodity swap contracts designated as cash flow hedges totaling 1,000 Bbls per day for the remainder of 2005 at an average NYMEX swap price of $23.33 per Bbl and an additional 750 Bbls per day from January 1, 2006 through December 20, 2006 at a NYMEX swap price of $23.04 per Bbl.
     A description of our active commodity derivative contracts as of March 31, 2005 follows:
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     A summary of our collar positions at March 31, 2005 is as follows:

					Houston
		NyMex			Ship Channel
	Barrels	Oil Prices		MMBtu of	Gas Prices		Fair
Period of Time	of Oil	Floor	Cap	Natural Gas	Floor	Cap	Market Value
							($ in thousands)
April 1, 2005 thru October 31, 2005	—	$—	$—	428,000	$5.00	$7.26	$(158)
April 1, 2005 thru December 31, 2005	55,000	$36.00	$49.60	—	$—	$—	(383)
January 1, 2006 thru December 31, 2006	70,800	$35.00	$44.00	—	$—	$—	(742)

Total Fair Market Value							$(1,283)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels, swap prices and fair market values as of March 31, 2005 for these swaps follows:

(38)

		Nymex Oil	Fair
Period of Time	Barrels of Oil	Swap Price	Market Value
			($ in thousands)
April 1, 2005 thru December 31, 2005(1)	275,000	$23.33	$(9,058)
April 1, 2005 thru December 31, 2005	192,500	$39.96	(3,176)
January 1, 2006 thru December 20, 2006(1)	265,500	$23.04	(8,157)
January 1, 2006 thru December 20, 2006	182,500	$36.36	(3,255)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(8,161)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(7,146)

Total fair market value			$(38,953)

(1)	Designated as cash flow hedge.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
     As part of the preparation of our financial statements for the year ended December 31, 2005, we undertook a review of our accounting for oil and gas and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating oil and gas prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in oil and gas prices associated with the sale of oil and gas production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, after a review of FAS 133 and our accounting policies and procedures related to our derivative instruments, we determined that certain of our derivative instruments did not qualify for Hedge accounting treatment under FAS 133. Specifically, we determined that documentation of the relationship of hedged items and the derivative instruments being employed and designated as Hedges was insufficient for derivative instruments entered into during periods subsequent to June 30, 2004; and, that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow Hedges was, therefore, inappropriate. Accordingly, we have restated our Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004, and our consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2005 in this Amendment No. 2 to our Form 10-Q to reflect these

(39)

revisions. We have also restated applicable disclosures in the footnotes to such consolidated financial statements. Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that as of December 31, 2005, a material weakness in internal control over financial reporting existed with respect to the design of the Company’s controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133.
     In light of our decision to restate the financial statements and the identification of a material weakness, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the aforementioned material weakness, our disclosure controls and procedures were not effective as of March 31, 2005.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to material affect, our internal controls over financial reporting.
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
ITEM 6. EXHIBITS
(a) Exhibits

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

(40)

No.	Description of Exhibit

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

(41)

No.	Description of Exhibit

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 1997)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

(42)

No.	Description of Exhibit

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP

(43)

No.	Description of Exhibit

Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreements dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

(44)

No.	Description of Exhibit

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

(45)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION

Date: May 9, 2006	BY: /s/ Larry C. Oldham

Larry C. Oldham
President and Chief Executive Officer

Date: May 9, 2006	BY: /s/ Steven D. Foster

Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

No.	Description of Exhibit

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 1997)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

No.	Description of Exhibit

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

No.	Description of Exhibit

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreements dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

No.	Description of Exhibit

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.