Form 10-Q/A
period 2005-06-30
PARALLEL PETROLEUM CORP
filed 2006-05-09
CIK 750561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
(Amendment No. 1 to Form 10-Q filed August 3, 2005)
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number 0-13305
PARALLEL PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	75-1971716 (I.R.S. Employer Identification Number)

1004 N. Big Spring, Suite 400 Midland, Texas (Address of principal executive offices)	79701 (Zip Code)
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

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q of Parallel Petroleum Corporation (“Parallel”, the “Company”, “we”, “our” or “us”) for the quarterly period ended June 30, 2005, which was originally filed on August 3, 2005 (the “Form 10-Q”), is being filed to restate the financial statements and other disclosure included therein. As part of the preparation of our financial statements for the year ended December 31, 2005, we undertook a review of our accounting for oil and gas and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating oil and gas prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in oil and gas prices associated with the sale of oil and gas production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, after a review of FAS 133 and our accounting policies and procedures related to our derivative instruments, we determined that certain of our derivative instruments did not qualify for Hedge accounting treatment under FAS 133. Specifically, we determined that documentation of the relationship of hedged items and the derivative instruments being employed and designated as Hedges was insufficient for derivative instruments entered into during periods subsequent to June 30, 2004; and that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow Hedges was, therefore, inappropriate. Accordingly, we have restated our Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004; our Consolidated Statements of Operations for the three months and six months ended June 30, 2005; our Consolidated Statement of Cash Flows for the six months ended June 20, 2005; and our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2005 in the Form 10-Q to reflect these revisions (see Note 11 to our consolidated financial statements for a reconciliation of our restated results to previously reported results). We have also restated applicable disclosures in ITEM 1. “Notes to Consolidated Financial Statements” and ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that as of December 31, 2005, a material weakness in internal control over financial reporting existed with respect to the design of our controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133. See ITEM 4. “CONTROLS AND PROCEDURES.”
This Amendment No. 1 amends and restates the Form 10-Q in its entirety. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as previously described and set forth hereinafter. In addition, the filing of this amendment to the Form 10-Q shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Form 10-Q/A (Amendment No. 1) should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

(i)

INDEX
PART I. — FINANCIAL INFORMATION

(ii)

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$3,756	$4,781
Accounts receivable:
Oil and gas	7,866	6,642
Other, net of allowance for doubtful account of $9	1,256	389
Affiliates	7	7

	9,129	7,038
Other current assets	190	179
Deferred income tax asset	4,997	2,531

Total current assets	18,072	14,529

Property and equipment, at cost:
Oil and gas properties, full cost method (including $14,115 and $9,526 not subject to depletion)	251,913	229,245
Other	2,361	2,062

	254,274	231,307

Less accumulated depreciation, depletion and amortization	(83,837)	(78,782)

Net property and equipment	170,437	152,525
Restricted cash	149	2,287
Investment in Westfork Pipeline Company LP	1,572	595
Other assets, net of accumulated amortization of $724 and $581	774	735

	$191,004	$170,671

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,368	$5,568
Asset retirement obligations	133	150
Derivative obligations	16,449	7,965

Total current liabilities	23,950	13,683

Revolving credit facility	62,000	79,000
Asset retirement obligations	2,118	1,982
Derivative obligations	27,209	9,525
Deferred income tax liability	1,780	6,487

Total long-term liabilities	93,107	96,994

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — 6% convertible preferred stock — par value of $0.10 per share (liquidation preference of $10 per share), authorized 10,000,000 shares, issued and outstanding 950,000, converted to common stock June, 2005	—	95
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 34,013,572 and 25,439,292	340	254
Additional paid-in capital	76,528	48,328
Retained earnings	6,538	18,759
Accumulated other comprehensive loss	(9,459)	(7,442)

Total stockholders’ equity	73,947	59,994

	$191,004	$170,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(restated)		(restated)
Oil and natural gas revenues:
Oil and natural gas sales	$15,004	$9,752	$27,973	$18,858
Loss on hedging and derivatives	(2,741)	(1,835)	(5,296)	(2,940)

Total revenues	12,263	7,917	22,677	15,918

Cost and expenses:
Lease operating expense	2,178	2,014	4,736	3,543
Production taxes	701	471	1,281	949
General and administrative	1,408	1,221	3,036	2,443
Depreciation, depletion and amortization	2,773	1,969	5,055	4,046

Total costs and expenses	7,060	5,675	14,108	10,981

Operating income	5,203	2,242	8,569	4,937

Other income (expense), net:
Change in fair market value of derivative instruments	(6,065)	—	(23,698)	—
Gain (loss) on ineffective portion of hedges	(150)	17	(860)	7
Interest and other income	22	18	41	158
Interest expense	(868)	(487)	(2,041)	(955)
Other expense	(1)	(59)	(2)	(85)
Equity in loss of Westfork Pipeline Company LP	(15)	—	(94)	—

Total other expense, net	(7,077)	(511)	(26,654)	(875)

Income (loss) before income taxes	(1,874)	1,731	(18,085)	4,062
Income tax benefit (expense), deferred	628	(628)	6,135	(1,477)

Net income (loss)	(1,246)	1,103	(11,950)	2,585
Cumulative preferred stock dividend	(128)	(144)	(271)	(287)

Net income (loss) available to common stockholders	$(1,374)	$959	$(12,221)	$2,298

Net income (loss) per common share:
Basic	$(0.04)	$0.04	$(0.40)	$0.09

Diluted	$(0.04)	$0.04	$(0.40)	$0.09

Weighted average common share outstanding:
Basic	31,967	25,246	30,341	25,235

Diluted	31,967	28,330	30,341	28,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
(unaudited)
(dollars in thousands)

	2005	2004
	(restated)
Cash flows from operating activities:
Net income (loss)	$(11,950)	$2,585

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,055	4,046
Accretion of asset retirement obligation	54	53
Deferred income tax	(6,135)	1,477
Change in fair value of derivatives instruments	23,696	—
Gain (loss) on ineffective portion of hedges	860	(7)
Stock option expense	70	84
Equity in loss of Westfork Pipeline Company, LP	94	—
Changes in assets and liabilities:
Other assets, net	123	(141)
Restricted cash	(149)	—
Increase in accounts receivable	(2,091)	(507)
Increase in other current assets	(11)	(87)
Increase in accounts payable and accrued liabilities	1,800	1,084

Net cash provided by operating activities	11,416	8,587

Cash flows from investing activities:
Additions to oil and gas properties	(25,431)	(14,590)
Use of restricted cash for acquisition of oil and gas properties	2,287	—
Proceeds from disposition of oil and gas properties	2,828	25
Additions to other property and equipment	(299)	(516)
Settlements on derivatives	(1,570)	—
Purchase of derivative instruments	(35)	—
Investment in Westfork Pipeline Company LP	(1,071)	—

Net cash used in investing activities	(23,291)	(15,081)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	(17,000)	(5,750)
Proceeds (net) from common stock issued	27,743	—
Proceeds from exercise of stock options	378	103
Deferred stock offering costs	—	(7)
Payment of preferred stock dividend	(271)	(287)

Net cash provided by (used in) financing activities	10,850	(5,941)

Net decrease in cash and cash equivalents	(1,025)	(12,435)

Cash and cash equivalents at beginning of period	4,781	17,378

Cash and cash equivalents at end of period	$3,756	$4,943

Non-cash financing and investing activities:
Oil and gas properties asset retirement obligations, net	$65	$189
Conversion of preferred stock	$95	$—
Other Transactions:
Interest paid	$2,403	$933
The accompany notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Loss
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(restated)		(restated)
Net income (loss)	$(1,246)	$1,103	$(11,950)	$2,585

Other comprehensive loss:
Unrealized losses on derivatives	(1,060)	(3,782)	(8,473)	(8,125)
Reclassification adjustments for losses on derivatives included in net income (loss)	2,788	1,952	5,418	3,171

Change in fair value of derivatives	1,728	(1,830)	(3,055)	(4,954)
Income tax benefit (expense)	(588)	624	1,038	1,685

Total other comprehensive income (loss)	1,140	(1,206)	(2,017)	(3,269)

Total comprehensive loss	$(106)	$(103)	$(13,967)	$(684)

The accompany notes are an integral part of these Consolidated Financial Statements.

(4)

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
     The financial information included herein is unaudited, except the balance sheet as of December 31, 2004 which has been derived from our audited Consolidated Financial Statements as of December 31, 2004, as restated (see Note 11). However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.
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

(5)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
	(restated)		(restated)
Net income, as reported	$(1,246)	$1,103	$(11,950)	$2,585
Add:
Expense recorded in 2005 and 2004	28	42	70	84
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(23)	(48)	(71)	(95)

Pro forma net income (loss)	$(1,241)	$1,097	$(11,951)	$2,574

Earnings (loss) per share:
Basic — as reported	$(0.04)	$0.04	$(0.40)	$0.09

Basic — pro forma	$(0.04)	$0.04	$(0.40)	$0.09

Diluted — as reported	$(0.04)	$0.04	$(0.40)	$0.09

Diluted — pro forma	$(0.04)	$0.04	$(0.40)	$0.09

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
Preferred Stock
     On May 4, 2005, notice was mailed that all 950,000 outstanding shares of our 6% Preferred Stock would be redeemed on June 6, 2005. All of the holders of the Preferred Stock elected to convert their shares of Preferred Stock into shares of Parallel common stock based on the conversion rate of $10.00 divided by $3.50. The holders of the Preferred Stock received approximately 2.8571 shares of common stock of Parallel for each share of Preferred Stock. Dividends on the Preferred Stock ceased to accrue, and as of June 6, 2005 the Preferred Stock is no longer outstanding.
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

(6)

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
     As a result of the restatement of the financial statements concerning our accounting for certain oil and natural gas and interest rate derivative instruments (see Note 11), we were not in compliance with certain covenants in the Credit Agreement concerning financial reporting requirements. We have obtained waivers of our non-compliance with these covenants from our lenders.
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

(7)

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
     The table below reflects our actual consolidated restated results of operations for the three and six months ended June 30, 2005, compared to the consolidated pro forma results of operations for the six months ended June 30, 2004, assuming these acquisitions were consummated on January 1, 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Pro Forma		Pro Forma
	2005	2004	2005	2004
	(in thousands, except per share data)
	(restated)		(restated)
Oil and gas revenue, net of hedge losses	$12,263	$10,135	$22,677	$20,098
Operating income	$5,203	$3,347	$8,569	$6,504
Net income (loss) available to common stockholders	$(1,374)	$1,395	$(12,221)	$2,746

Net income (loss) per common share:
Basic	$(0.04)	$0.06	$(0.40)	$0.11
Diluted	$(0.04)	$0.06	$(0.40)	$0.11
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
     At June 30, 2005, we had a cushion (i.e. the excess of the ceiling over our capitalized cost) in excess of $140.0 million. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time.
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the six month periods ended June 30, 2005 and 2004, overhead costs capitalized were approximately $0.597 million and $0.522 million respectively.

(8)

NOTE 6. DERIVATIVE INSTRUMENTS
General
     We enter into derivative contracts to provide a measure of stability in the cash flows associated with our oil and gas production and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and gas prices and to limit variability in our cash interest payments. Our line of credit agreement as of June 30, 2005, required us to maintain derivative financial instruments which limit our exposure to fluctuating commodity prices covering at least 50% of our estimated monthly production of oil and natural gas extending 24 months into the future.
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
     As of June 30, 2005, we have recorded unrealized losses of $14.3 million ($9.5 million, net of tax) related to our derivative instruments designated as hedges, which represented the estimated aggregate fair values of our open hedge contracts, as of that date. These unrealized losses are presented in stockholders’ equity in the Consolidated Balance Sheet as accumulated other comprehensive loss. During the twelve month period ending June 30, 2006, we expect approximately $6.8 million, net of tax, in accumulated other comprehensive loss to be charged to earnings.
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
Interest Rate Sensitivity
     We entered into fixed interest rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contracts. These interest rate swaps are treated as cash flow hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and are on $20.0 million of our variable rate debt for all of 2005 and on $10.0 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our borrowing under the Credit Agreement, but due to the interest rate swaps, we have fixed the rate at 4.05%. As of June 30, 2005, the fair market value of these interest rate swaps was an unrealized loss of $27,000.
     As of June 30, 2005, we had also employed additional fixed interest rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.

(9)

     The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of June 30, 2005.

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
July 1, 2005 thru December 31, 2005(1)	$20	4.05%	$(33)

July 1, 2005 thru December 31, 2005	$30	2.89%	$124

January 1, 2006 thru December 31, 2006(1)	$10	4.05%	$6

January 1, 2006 thru December 31, 2006	$40	3.76%	$136

January 1, 2007 thru December 31, 2007	$50	4.30%	$(83)

January 1, 2008 thru December 30, 2008	$50	4.74%	$(246)

Total Fair Market Value			$(96)

(1)	Designated as cash flow hedge.
Commodity Price Sensitivity
     Except for the two commodity swaps noted in the table below under Commodity Swaps that are designated as hedges, all of our commodity derivatives are accounted for using “mark-to-market” accounting as prescribed in SFAS 133.
     Put Options. On April 7, 2005, we purchased put options or “floors” on volumes of 1,000 Mcf per day for a total of 214,000 Mcf during the seven month period from April 1, 2006 through October 31, 2006, at an average floor price of $5.50 per Mcf for a total consideration of approximately $35,000.
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     A summary of our collar positions at June 30, 2005 is as follows:

					Houston
		NyMex			Ship Channel
	Barrels	Oil Prices		M M Btu of	Gas Prices
Period of Time	of Oil	Floor	Cap	Natural Gas	Floor	Cap	Fair Market Value
							($ in thousands)
July 1, 2005 thru October 31, 2005	—	$—	$—	246,000	$5.00	$7.26	$(52)

July 1, 2005 thru December 31, 2005	36,800	$36.00	$49.60	—	$—	$—	(322)

January 1, 2006 thru December 31, 2006	70,800	$35.00	$44.00	—	$—	$—	(1,023)

Total Fair Market Value							$(1,397)

     Commodity Swaps. Generally, swaps are an agreement to buy or sell a specified commodity for delivery in the future at an agreed fixed price. Swap transactions convert a floating or market price into a fixed price. For any particular swap transaction, the counterparty is required to make a payment to us if the reference price for any settlement period is less than the swap or fixed price for such contract, and we are required to make a payment to the counterparty if the reference price for any settlement period is greater than the swap or fixed price for such contract.

(10)

     We have entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu’s, number of barrels, and swap prices are as follows:

		Nymex Oil	Fair Market
Period of Time	Barrles of Oil	Swap Price	Value
			($ in thousands)
July 1, 2005 thru December 31, 2005(1)	184,000	$23.31	$(6,410)

July 1, 2005 thru December 31, 2005	128,800	$39.96	$(2,360)

January 1, 2006 thru December 20, 2006(1)	265,500	$23.04	(9,241)

January 1, 2006 thru December 20, 2006	182,500	$36.36	(3,988)

January 1, 2007 thru December 31, 2007	474,500	$34.36	(10,511)

January 1, 2008 thru December 31, 2008	439,200	$33.37	(9,528)

Total fair market value			$(42,038)

(1)	Designated as cash flow hedges.
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

(11)

     The following table provides the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
	(restated)		(restated)
Basic EPS Computation:
Numerator-
Income (loss)	$(1,246)	$1,103	$(11,950)	$2,585
Preferred stock dividend	(128)	(144)	(271)	(287)

Income (loss) available to common stockholders	$(1,374)	$959	$(12,221)	$2,298

Denominator-
Weighted average common shares outstanding	31,967	25,246	30,341	25,235

Basic EPS:
Income (loss) per share	$(0.04)	$0.04	$(0.40)	$0.09

Diluted EPS Computation:
Numerator-
Income (loss)	$(1,246)	$1,103	$(11,950)	$2,585
Preferred stock dividend	(128)	—	(271)	—

Income (loss) available to common stockholders	$(1,374)	$1,103	$(12,221)	$2,585

Denominator -
Weighted average common shares outstanding	31,967	25,246	30,341	25,235
Employee stock options	—	285	—	268
Warrants	—	65	—	59
Preferred stock	—	2,734	—	2,734

Weighted average common shares for diluted earnings per share assuming conversion	31,967	28,330	30,341	28,296

Diluted EPS:
Income (loss)	$(0.04)	$0.04	$(0.40)	$0.09

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

(12)

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
NOTE 11. RESTATEMENT
     This amended quarterly report on Form 10-Q for the quarter ended June 30, 2005 includes detailed disclosures relative to the restatement of the consolidated financial statements for the three and six months ended June 30, 2005, and the consolidated balance sheet as of December 31, 2004.
     During the course of our preparation of our December 31, 2005 Form 10-K, we identified errors with respect to our use of hedge accounting for certain transactions under SFAS 133. Specifically, we determined that our documentation of the relationship of hedged items and the derivative instruments being employed and designated as hedges was insufficient when compared to the documentation requirements in SFAS 133 for derivative instruments entered into during periods subsequent to June 30, 2004, and that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow hedges was, therefore, inappropriate.

(13)

Effects of the Restatement
     The effect of the restatement on the consolidated balance sheet as of June 30, 2005 and as of December 31, 2004 by line item is as follows:

	As of June 30, 2005		As of December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)
	(unaudited)
Condensed Consolidated Balance Sheet data:
Other current assets	$225	$190	$179	$179
Total current assets	18,107	18,072	14,529	14,529
Other assets, net of accumulated amortization of $724 and $581	612	774	735	735
Total assets	190,877	191,004	170,671	170,671
Derivative obligation — current	16,322	16,449	7,965	7,965
Total current liabilities	23,823	23,950	13,683	13,683
Derivative obligation — long term	27,209	27,209	9,525	9,525
Total long-term liabilities	93,107	93,107	96,994	96,994
Retained earnings	22,705	6,538	22,073	18,759
Accumulated other comprehensive loss	(25,626)	(9,459)	(10,756)	(7,442)
Total liabilities and stockholders’ equity	190,877	191,004	170,671	170,671
     The effect of the restatement on the consolidated statements of operations for the three and six months ended June 30, 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Consolidated Statement of Operations data:
Loss on hedging and derivatives	$(3,645)	$(2,741)	$(6,857)	$(5,296)
Total revenues	11,359	12,263	21,116	22,677
Operating income	4,241	5,203	6,890	8,569
Change in fair market value of derivatives	—	(6,065)	—	(23,698)
Loss on ineffective portion of hedges	(1,235)	(150)	(3,511)	(860)
Interest expense	(796)	(868)	(1,934)	(2,041)
Total other expense, net	(2,025)	(7,077)	(5,500)	(26,654)
Net income (loss) before income taxes	2,216	(1,874)	1,390	(18,085)
Income tax benefit (expense), deferred	(763)	628	(487)	6,135
Net income (loss)	1,453	(1,246)	903	(11,950)
Net income (loss) available to common stockholders	1,325	(1,374)	632	(12,221)

Net income (loss) per common share:
Basic	$0.04	$(0.04)	$0.02	$(0.40)

Diluted	$0.04	$(0.04)	$0.03	$(0.40)

(14)

     The effect of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2005 is as follows:

	Six Months Ended
	June 30, 2005
	As previously
	reported	As restated
	(in thousands)
	(unaudited)
Condensed Consolidated Statement of Cash Flows data:
Net income (loss)	$903	$(11,950)
Deferred income tax expense (benefit)	487	(6,135)
Change in fair value of derivative instruments	—	23,696
Loss on ineffective portion of hedges	3,511	860
Other assets, net	123	123
Increase in other current assets	(46)	(11)
Net cash provided by operating activities	9,811	11,416
Settlements on derivatives	—	(1,570)
Purchase of derivative instruments	—	(35)
Net cash used in investing activities	(21,686)	(23,291)
     The effect of the restatement on the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Net loss	$1,453	$(1,246)	$903	$(11,950)

Other comprehensive loss:
Unrealized losses on derivatives	(6,038)	(1,060)	(29,518)	(8,473)
Reclassification adjustments for losses on derivatives included in net income (loss)	3,676	2,788	6,988	5,418

Change in fair value of derivatives	(2,362)	1,728	(22,530)	(3,055)
Income tax benefit (expense)	803	(588)	7,660	1,038

Total other comprehensive loss	(1,559)	1,140	(14,870)	(2,017)

Total comprehensive loss	$(106)	$(106)	$(13,967)	$(13,967)

     The restatement also impacted or made changes to Notes 1, 2, 3, 4, 6 and 7 of these Notes to Consolidated Financial Statements and resulted in adding this Note 11.

(15)

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

(16)

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
     For the three months ended June 30, 2005, the sale price we received for our crude oil production (excluding hedges) averaged $46.97 per barrel compared with $35.70 per barrel for the three months ended June 30, 2004. The average sales price we received for natural gas for the three months ended June 30, 2005 (excluding hedges), was $6.78 per Mcf compared with $5.94 per Mcf for the three months ended June 30, 2004. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 19. Hedge costs for oil and natural gas was $2.7 million and $1.8 million for the three months ended June 30, 2005 and June 30, 2004 respectively. The hedge loss associated with the ineffective portion of our hedges was $150,000 for the second quarter ended June 30, 2005. The ineffectiveness is caused by a widening of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. U. S. refineries are currently paying a premium for West Texas Intermediate, which is the NyMex benchmark. The majority of our oil is West Texas Sour. Actual gains or losses may increase or decrease until settlement of these contracts.
     For the six months ended June 30, 2005, the sale price we received for our crude oil production (excluding hedges) averaged $46.15 per barrel compared with $34.31 per barrel for the six months ended June 30, 2004. The average sales price we received for natural gas for the six months ended June 30, 2005 (excluding hedges), was $6.42 per Mcf compared with $5.55 per Mcf for the six months ended June 30, 2004. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 19. Hedge costs for oil and natural gas were $5.3 million and $2.9 million for the six months ended June 30, 2005 and June 30, 2004 respectively. The hedge loss associated with the ineffective portion of our hedges was $860,000 for the six months ended June 30, 2005. The ineffectiveness is caused by a widening of the differential price of

(17)

West Texas Intermediate Light and current designated sales of West Texas Sour barrels. U. S. refineries are currently paying a premium for West Texas Intermediate, which is the NyMex benchmark. The majority of our oil is West Texas Sour. Actual gains or losses may increase or decrease until settlement of these contracts.
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

(18)

     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three and six months ended June 30, 2005 and June 30, 2004.

	Three Months Ended		Six Months Ended
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
	(in thousands, except per unit data)
	(restated)		(restated)
Production Volumes:
Oil (Bbls)	218	166	425	327
Natural gas (Mcf)	700	644	1,302	1,376
BOE(1)	335	273	642	556
BOE per day	3.7	3.0	3.5	3.1

Sales Prices:
Oil (per Bbl)(2)	$46.97	$35.70	$46.15	$34.31
Natural gas (per Mcf)(2)	$6.78	$5.94	$6.42	$5.55
BOE price (2)	$44.77	$35.72	$43.57	$33.92
BOE price(3)	$36.60	$29.00	$35.32	$28.63

Operating Revenues
Oil	$10,259	$5,928	$19,618	$11,218
Oil hedge	(2,741)	(1,522)	(5,095)	(2,646)
Natural gas	4,745	3,824	8,355	7,640
Natural gas hedge	—	(313)	(201)	(294)

	$12,263	$7,917	$22,677	$15,918

Operating Expenses:
Lease operating expense	$2,178	$2,014	$4,736	$3,543
Production taxes	701	471	1,281	949
General and administrative:
General and administrative	859	806	1,828	1,540
Public reporting	549	415	1,208	903
Depreciation, depletion and amortization	2,773	1,969	5,055	4,046

	$7,060	$5,675	$14,108	$10,981

Operating income	$5,203	$2,242	$8,569	$4,937

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2)	Unhedged price is the actual price received at the wellhead for our oil and natural gas.

(3)	Hedged price is the actual price received at the wellhead for our oil and natural gas plus or minus the settlements on our derivatives.

(19)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 (AS RESTATED) AND 2004 :
     Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended June 30, 2005 (AS RESTATED) and June 30, 2004.

Oil and Gas Revenues

	Revenues (1)		Production
	2005	2004	2005	2004
	(restated)
Oil (Bbls)	61%	56%	65%	61%
Natural gas (Mcf)	39%	44%	35%	39%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
     The following table outlines the detail of our operating revenues for the following periods.

	Three Months Ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(in thousands except per unit data)
	(restated)
Production Volumes
Oil (Bbls)	218	166	52	31%
Natural gas (Mcf)	700	644	56	9%
BOE	335	273	62	23%
BOE/Day	3.7	3.0	0.7	23%

Sales Price
Oil (per Bbl)(1)	$46.97	$35.70	$11.27	32%
Natural gas (per Mcf)(1)	$6.78	$5.94	$0.84	14%
BOE price(1)	$44.77	$35.72	$9.05	25%
BOE price(2)	$36.60	$29.00	$7.60	26%

Operating Revenues
Oil	$10,259	$5,928	$4,331	73%
Oil hedges	$(2,741)	$(1,522)	$1,219	80%
Natural gas	$4,745	$3,824	$921	24%
Natural gas hedges	$—	$(313)	$313	100%

Total	$12,263	$7,917	$4,346	55%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
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

(20)

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
     Losses on oil hedges increased $1.2 million or 80% for 2005 compared to 2004 due to the increase in oil prices. Natural gas hedge losses were $0.3 million in 2004. On a BOE basis, hedges accounted for a realized loss of $8.17 per BOE in 2005 compared to $6.72 per BOE in 2004. We have hedged certain oil and natural gas volumes to try and mitigate price changes in our oil and natural gas movements and to meet the requirements under our loan facility. BOE per day increased 676 BOE or 23% for 2005 compared to the same period in 2004.
     With our recently announced results in the Diamond M Canyon Reef Unit, the New Mexico Gas Project, our onshore Gulf Coast Wilcox well and the Barnett Shale project, we expect increased production volumes over the second quarter 2005 if initial rates are maintained.

Cost and Expenses

	Three months ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)
Lease operating expense	$2,178	$2,014	$164	8%
Production taxes	701	471	230	49%
General and administrative:
General and administrative	859	806	53	7%
Public reporting	549	415	134	32%

Total general and administrative	1,408	1,221	187	15%

Depreciation, depletion and amortization	2,773	1,969	804	41%

Total	$7,060	$5,675	$1,385	24%

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
     General and administrative expenses in total increased 15% or $0.2 million in 2005 compared to 2004. Included in our total general and administrative expenses is public reporting cost which increased 32% or $0.1 million for 2005. The SOX 404 costs continue to be a significant portion of the increase in our public reporting

(21)

costs and we expect SOX 404 costs to continue through 2005. The remainder of the increase in general and administrative costs is due to computer tech support and legal expense. General and administrative expenses capitalized to the full cost pool were $0.3 million for 2005 compared to $0.2 million in 2004. On a BOE basis, general and administrative costs were $2.56 per BOE in 2005 compared to $2.95 per BOE in 2004, while public reporting costs were $1.64 per BOE and $1.52 per BOE for the same period. General and administrative expenses will increase in 2005 in association with reporting requirements and operational support.
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

Other income (expense)

	Three months ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)
	(restated)
Change in fair market value of derivatives	$(6,065)	$—	$(6,065)	—
Loss on ineffective portion of hedges	(150)	17	(167)	(982)%
Interest and other income	22	18	4	22%
Interest expense, net	(868)	(487)	381	78%
Other expense	(1)	(59)	(58)	(98)%
Equity loss in Westfork Pipeline Company LP	(15)	—	15	—

Total	$(7,077)	$(511)	$6,566	1285%

     The loss associated with the ineffective portion of our hedges increased $0.2 million for 2005 compared to 2004. Commodity prices continued to increase into the second quarter of 2005. The spread between sweet and sour crude was wider for the second quarter of 2005 as compared to the same period of 2004 resulting in an increased ineffectiveness. The actual gain or loss may increase or decrease until settlement of these contracts. Interest expense increased with the increase of debt from approximately $34.0 million at June 30, 2004 to $62.0 million at June 30, 2005 along with an increase of our loan interest rate for 2005. Capitalized interest on work in progress decreased interest expense by approximately $0.050 million. Our equity investment in the construction phase of the Westfork Pipeline Company LP resulted in a loss for the second quarter of 2005.
     Income tax benefit was $0.6 million in 2005 compared to an expense of $0.6 million in 2004. Income tax expense for 2005 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     We had basic net loss per share of $.04 and net earnings of $.04 and diluted net loss per share of $.04 and net earnings of $.04 for 2005 and 2004, respectively. Basic weighted average common shares outstanding increased from 25.2 million shares in 2004 to 32.0 million shares in 2005. The increase in common shares is due to the sale of 5,750,000 shares of common stock in a public offering in February of 2005 and the redeemed preferred shares to common shares in June of 2005.

(22)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 (AS RESTATED) AND 2004 :
     Our oil and natural gas revenues and production product mix are displayed in the following table for the six months ended June 30, 2005 (as restated) and June 30, 2004.

Oil and Gas Revenues

	Revenues(1)		Production
	2005	2004	2005	2004
	(restated)
Oil (Bbls)	64%	54%	66%	59%
Natural gas (Mcf)	36%	46%	34%	41%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
     The following table outlines the detail of our operating revenues for the following periods.

	Six Months Ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(in thousands except per unit data)
	(restated)
Production Volumes
Oil (Bbls)	425	327	98	30%
Natural gas (Mcf)	1,302	1,376	(74)	(5)%
BOE	642	556	86	15%
BOE/Day	3.5	3.1	0.4	13%

Sales Price
Oil (per Bbl)(1)	$46.15	$34.31	$11.84	35%
Natural gas (per Mcf) (1)	$6.42	$5.55	$0.87	16%
BOE price(1)	$43.57	$33.92	$9.65	28%
BOE price(2)	$35.32	$28.63	$6.69	23%

Operating Revenues
Oil	$19,618	$11,218	8,400	75%
Oil hedges	$(5,095)	$(2,646)	2,449	93%
Natural gas	$8,355	$7,640	715	9%
Natural gas hedges	$(201)	$(294)	(93)	(32)%

Total	$22,677	$15,918	6,759	42%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
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

(23)

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
     Losses on oil hedges increased $2.4 million or 93% for 2005 compared to 2004 due to the increase in oil prices. Natural gas hedge losses were $0.2 million in 2005 compared to a loss of $0.3 million in 2004. On a BOE basis, hedges accounted for a realized loss of $8.25 per BOE in 2005 compared to $5.29 per BOE in 2004. We have hedged certain oil and natural gas volumes to try and mitigate price changes in our oil and natural gas movements and to meet the requirements under our loan facility.
     With our recently announced results in the Diamond M Canyon Reef Unit, the New Mexico Gas Project, our onshore Gulf Coast Wilcox well and the Barnett Shale project, we expect increased production volumes over the second quarter 2005 if initial rates are maintained.

Cost and Expenses

	Six months ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)
Lease operating expense	$4,736	$3,543	$1,193	34%
Production taxes	1,281	949	332	35%
General and administrative:
General and administrative	1,828	1,540	288	19%
Public reporting	1,208	903	305	34%

Total general and administrative	3,036	2,443	593	24%

Depreciation, depletion and amortization	5,055	4,046	1,009	25%

Total	$14,108	$10,981	$3,127	28%

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
     General and administrative expenses in total increased 24% or $0.6 million in 2005 compared to 2004. Included in our total general and administrative expenses is public reporting cost which increased 34% or $0.3 million for 2005. The SOX 404 costs continue to be a significant portion of the increase in our public reporting costs and we expect SOX 404 costs to continue through 2005. The remainder of the increase in general and administrative costs is due to salary increases, computer tech support and rent for increased building space. General and administrative expenses capitalized to the full cost pool were $0.6 million for 2005 compared to $0.5 million in 2004. On a BOE basis, general and administrative costs were $2.85 per BOE in 2005 compared to $2.77 per BOE in

(24)

2004, while public reporting costs were $1.88 per BOE and $1.62 per BOE for the same period. General and administrative expenses will increase in 2005 in association with reporting requirements and operational support.
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

Other income (expense)

	Six months ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(restated)	(dollars in thousands)
Change in fair market value of derivatives	$(23,698)	$—	$(23,698)	—
Gain (loss) on ineffective portion of hedges	(860)	7	(867)	(12386)%
Interest and other income	41	158	(117)	(74)%
Interest expense, net	(2,041)	(955)	1,086	114%
Other expense	(2)	(85)	(83)	(98)%
Equity loss in Westfork Pipeline Company LP	(94)	—	94	—

Total	$(26,654)	$(875)	$25,779	2946%

     The loss associated with the ineffective portion of our hedges increased $0.9 million for 2005 compared to 2004. Commodity prices continued to increase into the second quarter of 2005. The spread between sweet and sour crude was wider for 2005 as compared to the same period of 2004 resulting in an increased ineffectiveness. The actual gain or loss may increase or decrease until settlement of these contracts. Interest expense increased with the increase of debt from approximately $34.0 million at June 30, 2004 to $62.0 million at June 30, 2005 along with an increase of our loan interest rate for 2005. Capitalized interest on work in progress decreased interest expense by approximately $0.050 million. Our equity investment in the construction phase of the Westfork Pipeline Company LP resulted in a loss for 2005.
     Income tax benefit was $6.1 million in 2005 compared to an expense of $1.5 million in 2004. Income tax expense for 2005 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     We had basic net loss per share of $.40 and net earnings of $.09 and diluted net loss per share of $.40 and net earnings of $.09 for 2005 and 2004, respectively. Basic weighted average common shares outstanding increased from approximately 25.0 million shares in 2004 to approximately 30.0 million shares in 2005. The increase in common shares is due to the sale of 5,750,000 shares of common stock in a public offering in February of 2005 and the redeemed preferred shares to common shares in June, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and gas we produce.
     Working capital decreased 795% or approximately $6.7 million as of June 30, 2005 compared with 31, 2004. Current liabilities exceeded current assets by $5.9 million at June 30, 2005. The working capital decrease was primarily due to the increased current maturity of derivative obligations of approximately $8.5 million.
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

(25)

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
     Stockholders’ equity is $73.9 million for June 30, 2005 compared to $60.0 million at December 31, 2004, an increase of 23%. The increase is attributable to the net proceeds of approximately $27.7 million received from the sale of 5,750,000 shares of our common stock offset by the increase in accumulated comprehensive loss of $2.0 million related to our derivative instruments (see Note 6 to Consolidated Financial Statements) and net loss of $12.2 million. Proceeds from the stock offering were used to reduce our long-term debt.
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
     As a result of the restatement of the financial statements concerning our accounting for certain oil and natural gas and interest rate derivative instruments (see Note 11), we were not in compliance with certain covenants concerning financial reporting requirements. We have obtained waivers of our non-complianed with these covenants from our lenders.
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
Sale of Equity Securities
     On February 9, 2005, we sold 5,750,000 shares of our common stock, $.01 par value per share, pursuant to a public offering at a price of $5.27 per share. Gross cash proceeds were $30.3 million, and net proceeds were approximately $27.7 million. The common shares were issued under Parallel’s $100.0 million Universal Shelf Registration Statement on Form S-3 which became effective in November 2004. The proceeds were used to reduce our long-term debt.
Preferred Stock
     On May 4, 2005, notice was mailed that all 950,000 outstanding shares of our 6% Preferred Stock would be redeemed on June 6, 2005. All of the holders of the Preferred Stock elected to convert their shares of Preferred Stock into shares of Parallel common stock based on the conversion rate of $10.00 divided by $3.50. The holders of the Preferred Stock will receive approximately 2.8571 shares of common stock of Parallel for each share of Preferred Stock. Dividends on the Preferred Stock ceased to accrue, and as of June 6, 2005 the Preferred Stock is no longer outstanding.

(27)

Commodity Price Risk Management Transactions
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
     Under cash flow hedge accounting for oil and natural gas production, the quarterly effective portion of the change in fair value of the commodity derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to revenue in the period the related oil and gas production is sold. Ineffective portions of cash flow hedges (changes in the fair value of derivative instruments due to changes in realized prices that do not match the changes in the hedge price) are recognized in other expenses as they occur. While the cash flow hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract. As of June 30, 2005, we had designated as cash flow hedges, 1,000 Bbls per day of production from April 1, 2005 through December 31, 2005 and 750 Bbls per day of production from January 1, 2006 through December 20, 2006. All other commodity derivative trades are accounted for by “mark-to-market” accounting whereby changes in fair value are charged to earnings. Changes in the fair value of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in the “Other income (expense), net” section of this statement. To the extent these trades relate to production in 2006 and beyond and oil prices increase, we report a loss currently, but if there is no further change in prices, our revenue will be correspondingly higher (than if there had been no price increase) when the production is sold.
     Under cash flow hedge accounting for interest rates, the quarterly change in the fair value of the derivative is recorded in stockholders’ equity as other comprehensive income (loss). The gain or loss is transferred, on a contract by contract basis, to interest expense as the interest accrues. Ineffective portions of cash flow hedges are recognized in other expense as they occur. As of June 30, 2005, the floating interest rate on only $20.0 million of the bank borrowings in 2005 and $10.0 million of the bank borrowings in 2006 was hedged. All other interest rate swaps that have been entered into are accounted for by “mark-to-market” accounting as prescribed by SFAS 133.
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

(28)

     The following table is a summary of significant contractual obligations as of June 30, 2005:

	Obligation Due in Period
	Six months
	ending
	December 31,	Year ended December 31,
						After
Contractual Cash Obligations	2005	2006	2007	2008	2009	5 years	Total
			(in thousands)
Revolving Credit Facility (secured)	$—	$—	$—	$62,000	$—	$—	$62,000
Office Lease (Dinero Plaza)	78	105	—	—	—	—	183
Andrews and Snyder Field Offices(1)	12	23	23	14	14	—	86
Asset retirement obligations(2)	105	38	229	19	150	1,710	2,251
Derivative Obligations	9,110	14,181	10,593	9,774	—	—	43,658
Drilling contract	292	964	613	—	—	—	1,869

Total	$9,597	$15,311	$11,458	$71,807	$164	$1,710	$110,047

(1)	The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working interest owner in the Diamond “M” project. The Andrews field lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(2)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.
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

(29)

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
Restatement
     As part of the preparation of our financial statements for the year ended December 31, 2005, we undertook a review of our accounting for oil and gas and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating oil and gas prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in oil and gas prices associated with the sale of oil and gas production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, after a review of FAS 133 and our accounting policies and procedures related to our derivative instruments, we determined that certain of our derivative instruments did not qualify for Hedge accounting treatment under FAS 133. Specifically, we determined that documentation of the relationship of hedged items and the derivative instruments being employed and designated as Hedges was insufficient for derivative instruments entered into during periods subsequent to June 30, 2004, and that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow Hedges was, therefore, inappropriate. Accordingly, we have restated our Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004; our Consolidated Statements of Operations for the three and six months ended June 30, 2005; our Consolidated Statement of Cash Flows for the six months ended June 30, 2005; and our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2005 in the Form 10-Q to reflect these revisions (see Note 11 to our consolidated financial statements for a reconciliation of our restated results to previously reported results). We have also restated applicable disclosures in ITEM 1. “Notes to Consolidated Financial Statements” and ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that as of December 31, 2005, a material weakness in internal control over financial reporting existed with respect to the design of our controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133. See ITEM 4. “CONTROLS AND PROCEDURES.”

(30)

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

(31)

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
     As of June 30, 2005, we had employed fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contract. These interest rate swaps are treated as a cash flow hedge as defined in SFAS 133, and are on $20 million of our variable rate debt for all of 2005 and on $10 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our bank borrowings, but

(32)

due to the interest rate swaps, we have fixed the rate at 4.05%. Under the terms of these contracts, in periods during which the fixed interest rate stated in the agreement exceeds the variable rate (which is based on the 90-day LIBOR rate), we pay to the counterparty an amount determined by applying this excess fixed rate to the notional amount of the contract. In periods when the variable rate exceeds the fixed rate stated in the respective swap contract, the counterparty pays an amount to us determined by applying the excess of the variable rate over the stated fixed rate. As of June 30, 2005, the fair market value of these interest rate swaps was an unrealized loss of $27,000.
     As of June 30, 2005, we had also employed additional fixed interest rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.
     A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at June 30, 2005 follows:

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousand)
July 1, 2005 thru December 31, 2005(1)	$20	4.05%	$(33)
July 1, 2005 thru December 31, 2005	$30	2.89%	$124
January 1, 2006 thru December 31, 2006(1)	$10	4.05%	$6
January 1, 2006 thru December 31, 2006	$40	3.76%	$136
January 1, 2007 thru December 31, 2007	$50	4.30%	$(83)
January 1, 2008 thru December 30, 2008	$50	4.74%	$(246)

Total Fair Market Value			$(96)

(1)	Designated as cash flow hedge.
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
     We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of June 30, 2005, we had employed costless collars, collars, and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all but two of these contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
     As of June 30, 2005, we had commodity swap contracts designated as cash flow hedges totaling 1,000 Bbls per day for the remainder of 2005 at an average NYMEX swap price of $23.33 per Bbl and an additional 750 Bbls per day from January 1, 2006 through December 20, 2006 at a NYMEX swap price of $23.04 per Bbl.
     A description of our active commodity derivative contracts as of June 30, 2005 follows:

(33)

     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     A summary of our collar positions at June 30, 2005 is as follows:

					Houston
		NyMex			Ship Channel
	Barrels	Oil Prices		M M Btu of	Gas Prices
Period of Time	of Oil	Floor	Cap	Natural Gas	Floor	Cap	Fair Market Value
							($ in thousands)
July 1, 2005 thru October 31, 2005	—	$—	$—	246,000	$5.00	$7.26	$(52)
July 1, 2005 thru December 31, 2005	36,800	$36.00	$49.60	—	$—	$—	(322)
January 1, 2006 thru December 31, 2006	70,800	$35.00	$44.00	—	$—	$—	(1,023)

Total Fair Market Value							$(1,397)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels, swap prices and fair market values as of June 30, 2005 for these swaps follows:

		Nymex Oil	Fair Market
Period of Time	Barrles of Oil	Swap Price	Value
			($ in thousands)
July 1, 2005 thru December 31, 2005(1)	184,000	$23.31	$(6,410)
July 1, 2005 thru December 31, 2005	128,800	$39.96	$(2,360)
January 1, 2006 thru December 20, 2006(1)	265,500	$23.04	(9,241)
January 1, 2006 thru December 20, 2006	182,500	$36.36	(3,988)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(10,511)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(9,528)

Total fair market value			$(42,038)

(1)	Designated as cash flow hedges.
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

(34)

     As part of the preparation of our financial statements for the year ended December 31, 2005, we undertook a review of our accounting for oil and gas and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating oil and gas prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in oil and gas prices associated with the sale of oil and gas production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, after a review of FAS 133 and our accounting policies and procedures related to our derivative instruments, we determined that certain of our derivative instruments did not qualify for Hedge accounting treatment under FAS 133. Specifically, we determined that documentation of the relationship of hedged items and the derivative instruments being employed and designated as Hedges was insufficient for derivative instruments entered into during periods subsequent to June 30, 2004; and that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow Hedges was, therefore, inappropriate. Accordingly, we have restated our Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004, our Consolidated Statements of Operations for the three and six months ended June 30, 2005; our Consolidated Statement of Cash Flows for the six months ended June 30, 2005; and our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2005 in this Amendment No. 1 to our Form 10-Q to reflect these revisions. We have also restated applicable disclosures in the footnotes to such consolidated financial statements. Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that as of December 31, 2005, a material weakness in internal control over financial reporting existed with respect to the design of the Company’s controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133.
     In light of our decision to restate the financial statements and the identification of a material weakness, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the aforementioned material weakness, our disclosure controls and procedures were not effective as of June 30, 2005.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to material affect, our internal controls over financial reporting.
PART II. — OTHER INFORMATION
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

(35)

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
Repurchase of Equity Securities
     Neither we nor any “affiliated purchaser” repurchased any of our equity securities during the second quarter ended June 30, 2005. However, as described under Note 2 on page 6 of this report, the holders of our 6% convertible preferred stock exercised their right to convert all 950,000 outstanding shares of preferred stock into a total of 2,714,280 shares of our common stock following our announcement on May 3, 2005 that we would redeem all of the preferred stock on June 6, 2005 at a price of $10.00 divided by $3.50 for each share of preferred stock. The holders of preferred stock received approximately 2.8571 shares of common stock for each share of preferred stock, together with accumulated and unpaid dividends up to June 6, 2005, the redemption date.
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

(36)

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

(37)

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

(38)

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

(39)

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

PARALLEL PETROLEUM CORPORATION

Date: May 9, 2006	BY: /s/ Larry C. Oldham
Larry C. Oldham
President and Chief Executive Officer

Date: May 9, 2006	BY: /s/ Steven D. Foster
Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

*10.3	Non-Employee Directors Stock Option Plan

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Filed herewith