Form 10-Q/A
period 2005-09-30
PARALLEL PETROLEUM CORP
filed 2006-05-09
CIK 750561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
(Amendment No. 1 to Form 10-Q filed November 7, 2005)
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
Yes ☑                      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 1, 2005, 34,140,211 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Explanatory Note
     This Amendment No. 1 to the Quarterly Report on Form 10-Q of Parallel Petroleum Corporation (“Parallel”, the “Company”, “we”, “our” or “us”) for the quarterly period ended September 30, 2005, which was originally filed on November 7, 2005 (the “Form 10-Q”), is being filed to restate the financial statements and other disclosure included therein. As part of the preparation of our financial statements for the year ended December 31, 2005, we undertook a review of our accounting for oil and gas and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating oil and gas prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in oil and gas prices associated with the sale of oil and gas production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, after a review of FAS 133 and our accounting policies and procedures related to our derivative instruments, we determined that certain of our derivative instruments did not qualify for Hedge accounting treatment under FAS 133. Specifically, we determined that documentation of the relationship of hedged items and the derivative instruments being employed and designated as Hedges was insufficient for derivative instruments entered into during periods subsequent to June 30, 2004; and that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow Hedges was, therefore, inappropriate. Accordingly, we have restated our Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004; our Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004; our Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004; and our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2005 and 2004 in the Form 10-Q to reflect these revisions (see Note 12 to our consolidated financial statements for a reconciliation of our restated results to previously reported results). We have also restated applicable disclosures in ITEM 1. “Notes to Consolidated Financial Statements” and ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements, that as of December 31, 2005, a material weakness in internal control over financial reporting existed with respect to the design of our controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133. See ITEM 4. “CONTROLS AND PROCEDURES.”
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

(i)

INDEX

		Page No.
	PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	Reference is made to the succeeding pages for the following consolidated financial statements:

-	Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	1

-	Unaudited Consolidated Statements of Income for the three months and Nine months ended September 30, 2005 and 2004	2

-	Unaudited Consolidated Statements of Cash Flows for the nine months Ended September 30, 2005 and 2004	3

-	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2005 and 2004	4

-	Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.		18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		34

ITEM 4. CONTROLS AND PROCEDURES		37

	PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS		37

ITEM 6. EXHIBITS		38

Signatures
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Principal Executive Officer Pursuant to Section 906
Certification of Principal Financial Officer Pursuant to Section 906

(ii)

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$6,135	$4,781
Accounts receivable:
Oil and gas	14,215	6,642
Other, net of allowance for doubtful account of $9	740	389
Affiliates	10	7

	14,965	7,038
Other current assets	434	179
Deferred tax asset	6,456	2,531

Total current assets	27,990	14,529

Property and equipment, at cost:
Oil and gas properties, full cost method (including $18,470 and $9,526 not subject to depletion)	264,178	229,245
Other	2,483	2,062

	266,661	231,307
Less accumulated depreciation, depletion and amortization	(86,941)	(78,782)

Net property and equipment	179,720	152,525
Restricted cash	149	2,287
Equity investment in Westfork Pipeline	2,209	595
Other assets, net of accumulated amortization of $792 and $581	575	735

	$210,643	$170,671

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,556	$5,568
Asset retirement obligations	133	150
Derivative obligations	18,808	7,965

Total current liabilities	28,497	13,683

Revolving credit facility	68,000	79,000
Asset retirement obligations	2,154	1,982
Derivative obligations	31,608	9,525
Deferred tax liability	4,233	6,487

Total long-term liabilities	105,995	96,994

Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — 6% convertible preferred stock — par value of $0.10 per share (liquidation preference of $10 per share), authorized 10,000,000 shares, issued and outstanding 950,000, converted to common stock June, 2005	—	95
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 34,140,211 and 25,439,292	341	254
Additional paid-in capital	76,747	48,328
Retained earnings	8,527	18,759
Accumulated other comprehensive loss	(9,464)	(7,442)

Total stockholders’ equity	76,151	59,994

	$210,643	$170,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Oil and natural gas revenues:
Oil and natural gas sales	$25,501	$10,208	$53,474	$29,066
Loss on hedging and derivatives	(3,664)	(2,463)	(8,960)	(5,403)

Total revenues	21,837	7,745	44,514	23,663

Costs and expenses:
Lease operating expense	2,663	1,894	7,399	5,437
Production taxes	1,334	458	2,615	1,407
General and administrative	1,735	1,438	4,771	3,881
Depreciation, depletion and amortization	3,104	1,984	8,159	6,030

Total costs and expenses	8,836	5,774	22,944	16,755

Operating income	13,001	1,971	21,570	6,908

Other income (expense), net:
Change in fair market value of derivatives	(9,388)	(4,417)	(33,086)	(4,417)
Gain (loss) on ineffective portion of hedges	404	57	(456)	64
Interest and other income	83	10	124	168
Interest expense	(1,060)	(509)	(3,101)	(1,464)
Other expense	(75)	(25)	(77)	(110)
Equity in income (loss) of Westfork Pipeline	22	0	(72)	—

Total other expense, net	(10,014)	(4,884)	(36,668)	(5,759)

Income (loss) before income taxes	2,987	(2,913)	(15,098)	1,149
Income tax benefit (expense), deferred	(998)	1,045	5,137	(432)

Net income (loss)	1,989	(1,868)	(9,961)	717
Cumulative preferred stock dividend	—	(142)	(271)	(429)

Net income (loss) available to common stockholders	$1,989	$(2,010)	$(10,232)	$288

Net income (loss) per common share:
Basic	$0.06	$(0.08)	$(0.32)	$0.01

Diluted	$0.06	$(0.08)	$(0.32)	$0.01

Weighted average common share outstanding:
Basic	34,033	25,382	31,585	25,284

Diluted	34,951	25,382	31,585	25,284

     The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(unaudited)
(dollars in thousands)

	2005	2004
	(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$(9,961)	$717

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,159	6,030
Accretion of asset retirement obligation	82	73
Deferred income tax (benefit) expense	(5,137)	432
Change in fair value of derivative instruments	33,086	4,417
(Gain) loss on ineffective portion of hedges	456	(64)
Common stock issued in lieu of cash for directors fees	99	99
Stock option expense	119	127
Equity in loss of Westfork Pipeline Company, LP	72	—
Changes in assets and liabilities:
Other assets, net	186	(120)
Restricted cash	(149)	—
Increase in accounts receivable	(7,927)	(1,190)
Increase (decrease) in other current assets	61	(10)
Increase in accounts payable and accrued liabilities	3,988	1,563

Net cash provided by operating activities	23,134	12,074

Cash flows from investing activities:
Additions to oil and gas properties	(37,888)	(41,944)
Use of restricted cash for acquisition of oil and gas properties	2,287	—
Proceeds from disposition of oil and gas properties	3,028	1,693
Additions to other property and equipment	(421)	(591)
Settlements on derivatives	(3,424)	—
Purchase of derivative instruments	(598)	—
Investment in Westfork Pipeline Company LP	(1,686)	—

Net cash used in investing activities	(38,702)	(40,842)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	(11,000)	15,250
Deferred financing costs	—	(377)
Proceeds (net) from common stock issued	27,743	—
Proceeds from exercise of stock options	450	523
Deferred stock offering costs	—	(7)
Payment of preferred stock dividend	(271)	(287)

Net cash provided by financing activities	16,922	15,102

Net increase (decrease) in cash and cash equivalents	1,354	(13,666)

Cash and cash equivalents at beginning of period	4,781	17,378

Cash and cash equivalents at end of period	$6,135	$3,712

Non-cash financing and investing activities:
Oil and gas properties asset retirement obligations, net	$73	$232
Conversion of preferred stock	$95	$—
Accrued preferred stock dividend	$—	$142
Other transactions:
Interest paid	$3,319	$1,465
     The accompany notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net income (loss)	$1,989	$(1,868)	$(9,961)	$717

Other comprehensive loss:
Unrealized losses on derivatives	(3,702)	(7,517)	(12,175)	(15,642)
Reclassification adjustments for losses on derivatives included in net income (loss)	3,694	2,545	9,112	5,716

Change in fair value of derivatives	(8)	(4,972)	(3,063)	(9,926)
Income tax benefit	3	1,690	1,041	3,375

Total other comprehensive loss	(5)	(3,282)	(2,022)	(6,551)

Total comprehensive income (loss)	$1,984	$(5,150)	$(11,983)	$(5,834)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
	(restated)	(restated)	(restated)	(restated)
Net income, as reported	$1,989	$(1,868)	$(9,961)	$717
Add:
Expense recorded in 2005 and 2004	49	43	119	127
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(35)	(48)	(106)	(143)

Pro forma net income	$2,003	$(1,873)	$(9,948)	$701

Earnings per share:
Basic — as reported	$0.06	$(0.08)	$(0.32)	$0.01

Basic — pro forma	$0.06	$(0.07)	$(0.32)	$0.03

Diluted — as reported	$0.06	$(0.08)	$(0.32)	$0.01

Diluted — pro forma	$0.06	$(0.07)	$(0.32)	$0.03

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

(7)

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
     The table below reflects our actual consolidated restated results of operations for the three and nine months ended September 30, 2005, compared to the consolidated pro forma results of operations for the nine months ended September 30, 2004, assuming these acquisitions were consummated on January 1, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Pro Forma		Pro Forma
	2005	2004	2005	2004
	(in thousands, except per share data)
	(restated)		(restated)
Oil and gas revenue, net of hedge losses	$21,837	$9,753	$44,514	$29,851
Operating income	$13,001	$3,012	$21,570	$9,363
Net income (loss) available to common stockholders	$1,989	$1,311	$(10,232)	$3,960

Net income (loss) per common share:
Basic	$0.06	$0.05	$(0.32)	$0.16
Diluted	$0.06	$0.05	$(0.32)	$0.15
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
     At September 30, 2005, we had a cushion (i.e. the excess of the ceiling over our capitalized cost) in excess of $290.0 million. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting at that time.
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the nine month periods

(8)

ended September 30, 2005 and 2004, overhead costs capitalized were approximately $0.923 million and $0.779 million respectively.
NOTE 6. DERIVATIVE INSTRUMENTS
General
     We enter into derivative contracts to provide a measure of stability in the cash flows associated with our oil and gas production and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and gas prices and to limit variability in our cash interest payments. Our line of credit agreement as of September 30, 2005, required us to maintain derivative financial instruments which limit our exposure to fluctuating commodity prices covering at least 50% of our estimated monthly production of oil and natural gas extending 24 months into the future.
     We designated all of our interest rate swaps, collars and commodity swaps entered into in 2002 through June 30, 2004 as cash flow hedges (“hedges”). The effective portion of the unrealized gain or loss on cash flow hedges is recorded in other comprehensive income (loss) until the forecasted transaction occurs. During the term of a cash flow hedge, the effective portion of the quarterly change in the fair value of the derivatives is recorded in stockholders’ equity as other comprehensive loss and then transferred to oil and gas revenues when the production is sold and interest expense as the interest accrues. Ineffective portions of hedges (changes in fair value resulting from changes in realized prices that do not match the changes in the hedge or reference price) are recognized in other expense as they occur.
     As of September 30, 2005, we have recorded unrealized losses of $14.3 million ($9.5 million, net of tax) related to our derivative instruments designated as hedges, which represented the estimated aggregate fair values of our open hedge contracts, as of that date. These unrealized losses are presented in stockholders’ equity in the Consolidated Balance Sheet as accumulated other comprehensive loss. During the twelve month period ending September 30, 2006, we expect approximately $7.3 million, net of tax, in accumulated other comprehensive loss to be charged to earnings.
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
Interest Rate Sensitivity
     We entered into fixed interest rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contracts. These interest rate swaps are treated as cash flow hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and are on $20.0 million of our variable rate debt for all of 2005 and on $10.0 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our borrowing under the Credit Agreement, but due to the interest rate swaps, we have fixed the rate at 4.05%. As of September 30, 2005, the fair market value of these interest rate swaps was an unrealized gain of $38,000.
     As of September 30, 2005, we had also employed additional fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.

(9)

     The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of September 30, 2005.

	Notional		Fair
Period of Time	Amount	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
October 1, 2005 thru December 31, 2005(1)	$20	4.05%	$(2)
October 1, 2005 thru December 31, 2005	$30	2.89%	$83
January 1, 2006 thru December 31, 2006(1)	$10	4.05%	$40
January 1, 2006 thru December 31, 2006	$40	3.76%	$273
January 1, 2007 thru December 31, 2007	$50	4.30%	$73
January 1, 2008 thru December 30, 2008	$50	4.74%	$(124)

Total Fair M arket Value			$343

(1)	Designated as cash flow hedge.
Commodity Price Sensitivity
          Except for the two commodity swaps noted in the table below under Commodity Swaps that are designated as hedges, all of our commodity derivatives are accounted for using “mark-to-market” accounting as prescribed in SFAS 133.
     Put Options. We purchased put options or “floors” on volumes of 3,000 Mcf per day for a total of 642,000 Mcf during the seven month period from April 1, 2006 through October 31, 2006, at an average floor price of $7.17 per Mcf for a total consideration of approximately $0.230 million.
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     A summary of our collar positions at September 30, 2005 is as follows:

					Houston
		Ny Mex			Ship Channel
	Barrels	Oil Prices		M M Btu of	Gas Prices		Fair M arket
Period of Time	of Oil	Floor	Cap	Natural Gas	Floor	Cap	Value
							($ in thousands)
October 1, 2005 thru October 31, 2005	—	$—	$—	62,000	$5.00	$7.26	$(226)
October 1, 2005 thru December 31, 2005	18,400	$36.00	$49.60	—	$—	$—	(307)
January 1, 2006 thru December 31, 2006	180,300	$44.11	$71.78	—	$—	$—	(1,691)
April 1, 2006 thru October 31, 2006	—	$—	$—	214,000	$6.00	$12.40	(176)
January 1, 2007 thru December 31, 2007	109,500	$50.00	$86.50				(135)
April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	(151)

Total Fair M arket Value							$(2,686)

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

(10)

     We have entered into oil and gas swap contracts with BNP Paribas. A recap for the period of time, number of MMBtu’s, number of barrels, and weighted average swap prices are as follows:

	Barrels of	Nymex Oil	Fair M arket
Period of Time	Oil	Swap Price	Value
			($ in thousands)
October 1, 2005 thru December 31, 2005(1)	92,000	$23.30	$(3,946)
October 1, 2005 thru December 31, 2005	192,500	$39.96	$(1,695)
January 1, 2006 thru December 20, 2006(1)	265,500	$23.04	(11,376)
January 1, 2006 thru December 20, 2006	182,500	$36.36	(5,437)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(13,753)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(12,035)

Total fair market value			$(48,242)

(1)	Designated as cash flow hedge.

(11)

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
     The following table provides the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004, as restated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
	(restated)	(restated)	(restated)	(restated)
Basic EPS Computation:
Numerator-
Income (loss)	$1,989	$(1,868)	$(9,961)	$717
Preferred stock dividend	—	(142)	(271)	(429)

Income (loss) available to common stockholders	$1,989	$(2,010)	$(10,232)	$288

Denominator-
Weighted average common shares outstanding	34,033	25,382	31,585	25,284

Basic EPS:
Income (loss) per share	$0.06	$(0.08)	$(0.32)	$0.01

Diluted EPS Computation:
Numerator-
Income (loss)	$1,989	$(1,868)	$(9,961)	$717
Preferred stock dividend	—	(142)	(271)	(429)

Income (loss) available to common stockholders	$1,989	$(2,010)	$(10,232)	$288

Denominator -
Weighted average common shares outstanding	34,033	25,382	31,585	25,284
Employee stock options	774	—	—	—
Warrants	144	—	—	—
Preferred stock	—	—	—	—

Weighted average common shares for diluted earnings per share assuming conversion	34,951	25,382	31,585	25,284

Diluted EPS:
Income (loss) per share	$0.06	$(0.08)	$(0.32)	$0.01

(12)

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

(13)

NOTE 12. RESTATEMENT
     This amended quarterly report on Form 10-Q for the quarter ended September, 2005 includes detailed disclosures relative to the restatement of the consolidated financial statements for the three and nine months ended September 30, 2005 and 2004, and the consolidated balance sheet as of December 31, 2004.
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
Effects of the Restatement
     The effect of the restatement on the Consolidated Balance Sheets as of September 30, 2005 and as of December 31, 2004 by line item is as follows:

	As of September 30, 2005		As of December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)
	(unaudited)
Condensed Consolidated Balance Sheet data:
Other current assets	$437	$434	$179	$179
Total current assets	27,993	27,990	14,529	14,529
Other assets, net of accumulated amortization of $792 and $581	828	575	735	735
Total assets	210,899	210,643	170,671	170,671
Derivative obligation — current	18,811	18,808	7,965	7,965
Total current liabilities	28,500	28,497	13,683	13,683
Derivative obligation — long term	31,861	31,608	9,525	9,525
Total long-term liabilities	106,248	105,995	96,994	96,994
Retained earnings	31,292	8,527	22,073	18,759
Accumulated other comprehensive loss	(32,229)	(9,464)	(10,756)	(7,442)
Total liabilities and stockholders’ equity	210,899	210,643	170,671	170,671

(14)

     The effect of the restatement on the Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended
	September 30, 2005		September 30, 2004
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)
	(unaudited)
Consolidated Statement of Operations data:
Loss on hedging and derivatives	$(5,565)	$(3,664)	$(2,463)	$(2,463)
Total revenues	19,936	21,837	7,745	7,745
Operating income	11,039	13,001	1,971	1,971
Change in fair market value of derivatives	—	(9,388)	—	(4,417)
Gain (loss) on ineffective portion of hedges	2,864	404	57	57
Interest expense	(950)	(1,060)	(509)	(509)
Total other income (expense), net	1,944	(10,014)	(467)	(4,884)
Net income (loss) before income taxes	12,983	2,987	1,504	(2,913)
Income tax benefit (expense), deferred	(4,396)	(998)	(457)	1,045
Net income (loss)	8,587	1,989	1,047	(1,868)
Net income (loss) available to common stockholders	8,587	1,989	905	(2,010)

Net income (loss) per common share:
Basic	$0.25	$0.06	$0.04	$(0.08)

Diluted	$0.25	$0.06	$0.04	$(0.08)

	Nine Months Ended
	September 30, 2005		September 30, 2004
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)
	(unaudited)
Consolidated Statement of Operations data:
Loss on hedging and derivatives	$(12,422)	$(8,960)	$(5,403)	$(5,403)
Total revenues	41,052	44,514	23,663	23,663
Operating income	17,929	21,570	6,908	6,908
Change in fair market value of derivatives	—	(33,086)	—	(4,417)
Gain (loss) on ineffective portion of hedges	(647)	(456)	64	64
Interest expense	(2,884)	(3,101)	(1,464)	(1,464)
Total other income (expense), net	(3,556)	(36,668)	(1,342)	(5,759)
Net income (loss) before income taxes	14,373	(15,098)	5,566	1,149
Income tax benefit (expense), deferred	(4,883)	5,137	(1,934)	(432)
Net income (loss)	9,490	(9,961)	3,632	717
Net income (loss) available to common stockholders	9,219	(10,232)	3,203	288

Net income (loss) per common share:
Basic	$0.29	$(0.32)	$0.13	$0.01

Diluted	$0.29	$(0.32)	$0.13	$0.01

(15)

     The effect of the restatement on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended
	September 30, 2005		September 30, 2004
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)
	(unaudited)
Condensed Consolidated Statement of Cash Flows data:
Net income (loss)	$9,490	$(9,961)	$3,632	$717
Deferred income tax expense (benefit)	4,883	(5,137)	1,934	432
Change in fair value of derivative instruments	—	33,086	—	4,417
Gaine (loss) on ineffective portion of hedges	647	456	(64)	(64)
Other assets, net	(93)	186	(497)	(120)
(Increase) decrease in other current assets	(258)	61	(10)	(10)
Net cash provided by operating activities	19,112	23,134	11,697	12,074
Settlements on derivatives	—	(3,424)	—	—
Purchase of derivative instruments	—	(598)	—	—
Net cash used in investing activities	(34,680)	(38,702)	(40,842)	(40,842)

(16)

     The effect of the restatement on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended
	September 30, 2005		September 30, 2004
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)
	(unaudited)
Net income (loss)	$8,587	$1,989	$1,047	$(1,868)

Other comprehensive loss:
Unrealized losses on derivatives	(15,553)	(3,702)	(11,934)	(7,517)
Reclassification adjustments for losses on derivatives included in net income (loss)	5,548	3,694	2,545	2,545

Change in fair value of derivatives	(10,005)	(8)	(9,389)	(4,972)
Income tax benefit	3,402	3	3,192	1,690

Total other comprehensive loss	(6,603)	(5)	(6,197)	(3,282)

Total comprehensive income (loss)	$1,984	$1,984	$(5,150)	$(5,150)

	Nine Months Ended
	September 30, 2005		September 30, 2004
	As previously		As previously
	reported	As restated	reported	As restated
	(in thousands)
	(unaudited)
Net income (loss)	$9,490	$(9,961)	$3,632	$717

Other comprehensive loss:
Unrealized losses on derivatives	(45,071)	(12,175)	(20,059)	(15,642)
Reclassification adjustments for losses on derivatives included in net income (loss)	12,536	9,112	5,716	5,716

Change in fair value of derivatives	(32,535)	(3,063)	(14,343)	(9,926)
Income tax benefit	11,062	1,041	4,877	3,375

Total other comprehensive loss	(21,473)	(2,022)	(9,466)	(6,551)

Total comprehensive loss	$(11,983)	$(11,983)	$(5,834)	$(5,834)

(17)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

(18)

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
     For the three months ended September 30, 2005, the sale price we received for our crude oil production (excluding hedges) averaged $58.95 per barrel compared with $41.30 per barrel for the three months ended September 30, 2004. The average sales price we received for natural gas for the three months ended September 30, 2005 (excluding hedges), was $9.88 per Mcf compared with $5.24 per Mcf for the three months ended September 30, 2004. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 21. Hedge costs for oil and natural gas was $3.7 million and $2.5 million for the three months ended September 30, 2005 and September 30, 2004 respectively. The gain associated with the ineffective portion of our hedges was $404,000 for the third quarter ended September 30, 2005. The gain on ineffectiveness is caused by a narrowing of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. Actual gains or losses may increase or decrease until settlement of these contracts.
     For the nine months ended September 30, 2005, the sale price we received for our crude oil production (excluding hedges) averaged $50.86 per barrel compared with $36.69 per barrel for the nine months ended September 30, 2004. The average sales price we received for natural gas for the nine months ended September 30, 2005 (excluding hedges), was $8.01 per Mcf compared with $5.45 per Mcf for the nine months ended September 30, 2004. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 21. Hedge costs for oil and natural gas were $9.0 million and $5.4 million for the nine months ended September 30, 2005 and September 30, 2004 respectively. The hedge loss associated with the ineffective portion of our hedges was $456,000 for the nine months ended September 30, 2005. The loss on ineffectiveness is caused by a widening of the differential price of West Texas Intermediate Light and current

(19)

designated sales of West Texas Sour barrels. Actual gains or losses may increase or decrease until settlement of these contracts.
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

(20)

     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three and nine months ended September 30, 2005 and September 30, 2004, as restated.

	Three Months Ended		Nine Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
	(in thousands, except per unit data)
	(restated)	(restated)	(restated)	(restated)
Production Volumes:
Oil (Bbls)	247	168	672	495
Natural gas (Mcf)	1,109	619	2,411	1,995
BOE(1)	432	272	1,074	828
BOE per day	4.7	3.0	3.9	3.0

Sales Prices:
Oil (per Bbl)(2)	$58.95	$41.30	$50.86	$36.69
Natural gas (per Mcf)(2)	$9.88	$5.24	$8.01	$5.45
BOE price (2)	$59.09	$37.56	$49.81	$35.10
BOE price(3)	$50.60	$28.49	$41.46	$28.58

Operating Revenues
Oil	$14,550	$6,966	$34,168	$18,184
Oil hedge	(3,664)	(2,159)	(8,759)	(4,805)
Natural gas	10,951	3,242	19,306	10,882
Natural gas hedge	—	(304)	(201)	(598)

	$21,837	$7,745	$44,514	$23,663

Operating Expenses:
Lease operating expense	$2,663	$1,894	$7,399	$5,437
Production taxes	1,334	458	2,615	1,407
General and administrative:
General and administrative	1,113	839	2,941	2,379
Public reporting	622	599	1,830	1,502
Depreciation, depletion and amortization	3,104	1,984	8,159	6,030

	$8,836	$5,774	$22,944	$16,755

Operating income	$13,001	$1,971	$21,570	$6,908

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel oil.

(2)	Excludes hedge transactions.

(3)	Includes hedge transactions.

(21)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (AS RESTATED):
     Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended September 30, 2005 (as restated) and September 30, 2004.
     Oil and Gas Revenues:

	Revenues(1)		Production
	2005	2004	2005	2004
	(restated)	(restated)
Oil (Bbls)	50%	62%	57%	62%
Natural gas (Mcf)	50%	38%	43%	38%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
     The following table outlines the detail of our operating revenues for the following periods.

	Three Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(in thousands except per unit data)
	(restated)	(restated)
Production Volumes:
Oil (Bbls)	247	168	79	47%
Natural gas (Mcf)	1,109	619	490	79%
BOE	432	272	160	59%
BOE/Day	4.7	3.0	1.7	57%

Sales Price:
Oil (per Bbl)(1)	$58.95	$41.30	$17.65	43%
Natural gas (per Mcf)(1)	$9.88	$5.24	$4.64	89%
BOE price(1)	$59.09	$37.56	$21.53	57%
BOE price(2)	$50.60	$28.49	$22.11	78%

Operating Revenues:
Oil	$14,550	$6,966	$7,584	109%
Oil hedges	(3,664)	(2,159)	1,505	70%
Natural gas	10,951	3,242	7,709	238%
Natural gas hedges	—	(304)	(304)	—

Total	$21,837	$7,745	$14,092	182%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, increased $7.6 million or 109% for the three months ended September 30, 2005 compared to the same period of 2004. Oil production volumes increased 47% attributable to acquisitions and re-stimulations in the Fullerton San Andres Field, acquisitions in the Carm-Ann San Andres Field/N. Means Queen

(22)

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
     Losses on oil hedges increased $1.5 million or 70% for 2005 compared to 2004 due to the increase in oil prices. Natural gas hedge losses were approximately $0.3 million in 2004 compared to no gain or loss in 2005. On a BOE basis, hedges accounted for a realized loss of $8.49 per BOE in 2005 compared to $9.07 per BOE in 2004. We have hedged certain oil and natural gas volumes to try and mitigate price changes in our oil and natural gas product sales and to meet the requirements under our loan facility. BOE per day increased 1,700 BOE or 57% for 2005 compared to the same period in 2004.
     With our current drilling program, we expect to maintain or increase our current production volumes in the fourth quarter of 2005.
Cost and Expenses:

	Three months ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)
	(restated)	(restated)
Lease operating expense	$2,663	$1,894	$769	41%
Production taxes	1,334	458	876	191%
General and administrative:
General and administrative	1,113	839	274	33%
Public reporting	622	599	23	4%

Total general and administrative	1,735	1,438	297	21%

Depreciation, depletion and amortization	3,104	1,984	1,120	56%

Total	$8,836	$5,774	$3,062	53%

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
     General and administrative expenses in total increased 21% or $0.3 million in 2005 compared to 2004. Included in our total general and administrative expenses is public reporting cost which increased 4% for 2005. The increase in general and administrative costs is primarily related to increased salaries and bonuses and the addition of new employees related to current business activities. General and administrative expenses capitalized to the full cost pool were $0.3 million for 2005 compared to $0.3 million in 2004. On a BOE basis, general and administrative costs were $2.58 per BOE in 2005 compared to $3.09 per BOE in 2004, while public reporting costs were $1.44 per

(23)

BOE and $2.20 per BOE for the same period.
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
Other income (expense)

	Three months ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)
	(restated)	(restated)
Change in fair market value of derivatives	$(9,388)	$(4,417)	4,971	113%
Gain on ineffective portion of hedges	404	57	461	809%
Interest and other income	83	10	73	730%
Interest expense, net	(1,060)	(509)	551	108%
Other expense	(75)	(25)	50	200%
Equity loss in Westfork Pipeline Company LP	22	—	22	—

Total	$(10,014)	$(4,884)	5,130	105%

     The gain associated with the ineffective portion of our hedges increased $0.5 million for 2005 compared to 2004. The actual gain or loss may increase or decrease until settlement of these contracts. Interest expense increased with the increase of debt from approximately $55.0 million at September 30, 2004 to $68.0 million at September 30, 2005 along with an increase of our loan interest rate for 2005. Capitalized interest on work in progress decreased interest expense by approximately $0.052 million. Our equity investment in the construction phase of the Westfork Pipeline Company LP resulted in a gain for the third quarter of 2005.
     Income tax expense was $1.0 million in 2005 compared to an income tax benefit of $1.0 million in 2004. Income tax expense for 2005 will be dependent on our earnings and is expected to be approximately 34% of income before income taxes.
     We had basic net income per share of $0.06 and a net loss of $0.08 and diluted net income per share of $0.06 and a net loss of $0.08 for 2005 and 2004, respectively. Basic weighted average common shares outstanding increased from 25.3 million shares in 2004 to 34.0 million shares in 2005. The increase in common shares is due to the sale of 5.75 million shares of common stock in a public offering in February of 2005 and the redemption of preferred shares into approximately 2.7 million shares of common stock in June of 2005.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (AS RESTATED):
     Our oil and natural gas revenues and production mix are displayed in the following table for the nine months ended September 30, 2005 (as restated) and September 30, 2004.
     Oil and Gas Revenues:

	Revenues(1)		Production
	2005	2004	2005	2004
	(restated)	(restated)
Oil (Bbls)	57%	57%	63%	60%
Natural gas (Mcf)	43%	43%	37%	40%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions

(24)

     The following table outlines the detail of our operating revenues for the following periods.

	Nine Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(in thousands except per unit data)
	(restated)	(restated)
Production Volumes:
Oil (Bbls)	672	495	177	36%
Natural gas (Mcf)	2,411	1,995	416	21%
BOE	1,074	828	246	30%
BOE/Day	3.9	3.0	0.9	30%

Sales Price:
Oil (per Bbl)(1)	$50.86	$36.69	$14.17	39%
Natural gas (per Mcf)(1)	$8.01	$5.45	$2.56	47%
BOE price(1)	$49.81	$35.10	$14.71	42%
BOE price(2)	$41.46	$28.58	$12.88	45%

Operating Revenues:
Oil	$34,168	$18,184	$15,984	88%
Oil hedges	(8,759)	(4,805)	3,954	82%
Natural gas	19,306	10,882	8,424	77%
Natural gas hedges	(201)	(598)	(397)	(66)%

Total	$44,514	$23,663	$20,851	88%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, increased $16.0 million or 88% for the nine months ended September 30, 2005 compared to the same period of 2004. Oil production volumes increased 36% attributable to acquisitions in the Fullerton and Carm-Ann fields and increased drilling activity in the Diamond M Reef, Fullerton and Carm-Ann fields. The increase in oil production increased revenue approximately $6.5 million for 2005. Wellhead average realized crude oil prices increased $14.17 per Bbl or 39% to $50.86 per Bbl for 2005 compared to 2004. The increase in oil price increased revenue approximately $9.5 million for 2005.
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
     Losses on oil hedges increased $4.0 million or 82% for 2005 compared to 2004 due to the increase in oil prices. Natural gas hedge losses were $0.2 million in 2005 compared to a loss of $0.6 million in 2004. On a BOE basis, hedges accounted for a realized loss of $8.35 per BOE in 2005 compared to $6.52 per BOE in 2004. The purpose of our hedges is to provide a measure of stability in our oil and gas prices and to comply with loan requirements.

(25)

     With our current drilling program we expect to maintain or increase our current production volumes in the fourth quarter of 2005.
Cost and Expenses:

	Nine months ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
		(dollars in thousands)
	(restated)	(restated)
Lease operating expense	$7,399	$5,437	$1,962	36%
Production taxes	2,615	1,407	1,208	86%
General and administrative:
General and administrative	2,941	2,379	562	24%
Public reporting	1,830	1,502	328	22%

Total general and administrative	4,771	3,881	890	23%

Depreciation, depletion and amortization	8,159	6,030	2,129	35%

Total	$22,944	$16,755	$6,189	37%

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
     General and administrative expenses in total increased 23% or $0.9 million in 2005 compared to 2004. Included in our total general and administrative expenses is public reporting cost which increased 22% or $0.3 million for 2005. The SOX 404 costs continue to be a significant portion of our public reporting costs and we expect SOX 404 costs to continue. The remainder of the increase in general and administrative costs is due to salaries and related benefits related to additional staffing, computer tech support and rent for increased building space. General and administrative expenses capitalized to the full cost pool were $0.9 million for 2005 compared to $0.8 million in 2004. On a BOE basis, general and administrative costs were $2.74 per BOE in 2005 compared to $2.87 per BOE in 2004, while public reporting costs were $1.70 per BOE and $1.81 per BOE for the same period.
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

(26)

Other income (expense):

	Nine months ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in thousands)
	(restated)	(restated)
Change in fair market value of derivatives	$(33,086)	$(4,417)	$28,669	649%
Gain (loss) on ineffective portion of hedges	(456)	$64	(520)	(813)%
Interest and other income	124	168	(44)	(26)%
Interest expense, net	(3,101)	(1,464)	1,637	112%
Other expense	(77)	(110)	(33)	(30)%
Equity loss in Westfork Pipeline Company LP	(72)	—	(72)	—

Total	$(36,668)	$(5,759)	$30,909	537%

     The loss associated with the ineffective portion of our hedges increased $0.5 million for 2005 compared to 2004. The actual gain or loss may increase or decrease until settlement of these contracts. Interest expense increased with the increase of debt from approximately $55.0 million at September 30, 2004 to $68.0 million at September 30, 2005 along with an increase of our loan interest rate for 2005. Capitalized interest on work in progress decreased interest expense by approximately $0.102 million. Our equity investment in the construction phase of the Westfork Pipeline Company LP resulted in a loss for 2005.
     Income tax expense was $4.9 million in 2005 compared to an expense of $1.9 million in 2004. Income tax expense for 2005 will be dependent on our earnings and is expected to be approximately 34% of income before income taxes.
     We had basic net loss per share of $0.32 and net earnings of $0.01 and diluted net loss per share of $0.32 and net earnings of $0.01 for 2005 and 2004, respectively. Basic weighted average common shares outstanding increased from approximately 25.3 million shares in 2004 to approximately 31.6 million shares in 2005. The increase in common shares is due to the sale of 5,750,000 shares of common stock in a public offering in February of 2005 and the redeemed preferred shares to common shares in June, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our capital resources consist primarily of cash flows from our oil and gas properties and bank borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and gas we produce.
     Working capital decreased 160% or approximately $1.4 million as of September 30, 2005 compared with December 31, 2004. Current liabilities exceeded current assets by $0.5 million at September 30, 2005. The working capital decrease was primarily due to the increased current maturity of derivative obligations of approximately $10.8 million partially offset by an increase in oil and gas accounts receivables associated with increased production and price.
     Our net cash used in investing activities was $38.7 million for the nine months ended September 30, 2005 compared to $40.8 million for the same period in 2004. Our property expenditures were $37.9 million for the nine months ended September 30, 2005, which was partially offset by restricted cash utilized for property purchases of $2.3 million and proceeds from non-strategic property dispositions of $3.0 million. Parallel’s investment in the Westfork Pipeline was $1.7 million for the nine months ended September 30, 2005. This includes equity invested in Westfork Pipeline Company I of $1.7 million and Westfork Pipeline Company II of $0.025 million. Included in our property basis for nine months ended September 30, 2005 and 2004 were net asset retirement costs of approximately $0.073 million and $0.232 million respectively (see Note 8 to Consolidated Financial Statements). Our property leasehold acquisition, development and enhancement activities were financed by our revolving credit facility, the utilization of cash flows provided by operations, cash on hand and proceeds from non strategic property sales and bank borrowings.

(27)

     On February 9, 2005, we had gross cash proceeds of $30.3 million and net proceeds of approximately $27.7 million from the sale of common stock (see Note 2 to Consolidated Financial Statements). These proceeds and cash available were used to reduce our borrowings on the revolving line of credit by approximately $29.0 million.
     Stockholders’ equity is $76.2 million for September 30, 2005 compared to $60.0 million at December 31, 2004, an increase of 27%. The increase is attributable to the net proceeds of approximately $27.7 million received from the sale of 5,750,000 shares of our common stock offset by the increase in accumulated comprehensive income (loss) of $2.0 million related to our derivative instruments (see Note 6 to Consolidated Financial Statements) and net loss of $10.2 million. Proceeds from the stock offering were used to reduce our long-term debt.
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

(28)

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

(29)

Commodity Price Risk Management Transactions
     The purpose of all of our derivative trades is to provide a measure of stability in cash flow as a result of our daily activities associated with the selling of oil and gas production and expenditures associated with the borrowings that we have secured through our bank borrowings. The derivative trade arrangements we have employed include collars, costless collars, floors or purchased puts, oil and natural gas swaps and interest rate swaps. In 2003, we designated our derivative trades as cash flow hedges under the provisions of SFAS 133, as amended. Although our purpose for entering into derivative trades has remained the same, contracted entered into after June 30, 2004 were not designated as cash flow hedges.
     Under cash flow hedge accounting for oil and natural gas production, the quarterly effective portion of the change in fair value of the commodity derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to revenue in the period the related oil and gas production is sold. Ineffective portions of cash flow hedges (changes in the fair value of derivative instruments due to changes in realized prices that do not match the changes in the hedge price) are recognized in other expenses as they occur. While the cash flow hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract. As of September 30, 2005, we had designated as cash flow hedges, 1,000 Bbls per day of production from April 1, 2005 through December 31, 2005 and 750 Bbls per day of production from January 1, 2006 through December 20, 2006. All other commodity derivative trades are accounted for by “mark-to-market” accounting whereby changes in fair value are charged to earnings. Changes in the fair value of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in the “Other income (expense), net” section of this statement. To the extent these trades relate to production in 2006 and beyond and oil prices increase, we report a loss currently, but if there is no further change in prices, our revenue will be correspondingly higher (than if there had been no price increase) when the production is sold.
     Under cash flow hedge accounting for interest rates, the quarterly change in the fair value of the derivative is recorded in stockholders’ equity as other comprehensive income (loss). The gain or loss is transferred, on a contract by contract basis, to interest expense as the interest accrues. Ineffective portions of cash flow hedges are recognized in other expense as they occur. As of September 30, 2005, the floating interest rate on only $20.0 million of the bank borrowings in 2005 and $10.0 million of the bank borrowings in 2006 was hedged. All other interest rate swaps that have been entered into are accounted for by “mark-to-market” accounting as prescribed by SFAS 133.
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

(30)

     The following table is a summary of significant contractual obligations as of September 30, 2005:

	Obligation Due in Period
	Three months
	ending
	December 31,	Year ended December 31,
						After
Contractual Cash Obligations	2005	2006	2007	2008	2009	5 years	Total
			(in thousands)
Revolving Credit Facility (secured)	$—	$—	$—	$68,000	$—	$—	$68,000
Office Lease (Dinero Plaza)	39	105	—	—	—	—	144
Andrews and Snyder Field Offices (1)	6	23	23	14	14	—	80
Asset retirement obligations(2)	106	39	223	19	151	1,749	2,287
Derivative Obligations	6,174	18,378	13,828	12,036	—	—	50,416
Drilling contract	292	964	613	—	—	—	1,869

Total	$6,617	$19,509	$14,687	$80,069	$165	$1,749	$122,796

(1)	The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working interest owner in the Diamond “M” project. The Andrews field office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(2)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.
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

(31)

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
RESTATEMENT
     As part of the preparation of our financial statements for the year ended December 31, 2005, we undertook a review of our accounting for oil and gas and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating oil and gas prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in oil and gas prices associated with the sale of oil and gas production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, after a review of FAS 133 and our accounting policies and procedures related to our derivative instruments, we determined that certain of our derivative instruments did not qualify for Hedge accounting treatment under FAS 133. Specifically, we determined that documentation of the relationship of hedged items and the derivative instruments being employed and designated as Hedges was insufficient for derivative instruments entered into during periods subsequent to June 30, 2004, and that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow Hedges was, therefore, inappropriate. Accordingly, we have restated our Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004; our Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004; our Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004; and our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2005 and 2004 in the Form 10-Q to reflect these revisions (see Note 12 to our consolidated financial statements for a reconciliation of our restated results to previously reported results). We have also restated applicable disclosures in ITEM 1. “Notes to Consolidated Financial Statements” and ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that as of December 31, 2005, a material weakness in internal control over financial reporting existed with respect to the design of our controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133. See ITEM 4. “CONTROLS AND PROCEDURES.”

(32)

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

(33)

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
Interest Rate Sensitivity as of September 30, 2005
     Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in September, 2005. You should read Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

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

(34)

     As of September 30, 2005, we had employed fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contracts. These interest rate swaps are treated as a cash flow hedge as defined in SFAS 133, and are on $20 million of our variable rate debt for all of 2005 and on $10 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our bank borrowings, but due to the interest rate swaps, we have fixed the rate at 4.05%. Under the terms of these contracts, in periods during which the fixed interest rate stated in the agreement exceeds the variable rate (which is based on the 90-day LIBOR rate), we pay to the counterparty an amount determined by applying this excess fixed rate to the notional amount of the contract. In periods when the variable rate exceeds the fixed rate stated in the respective swap contract, the counterparty pays an amount to us determined by applying the excess of the variable rate over the stated fixed rate. As of September 30, 2005, the fair market value of these interest rate swaps was an unrealized loss of $38,000.
     As of September 30, 2005, we had also employed additional fixed interest rate swap contracts with BNP Paribas based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.
     A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at September 30, 2005 follows:

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
October 1, 2005 thru December 31, 2005(1)	$20	4.05%	$(2)
October 1, 2005 thru December 31, 2005	$30	2.89%	$83
January 1, 2006 thru December 31, 2006(1)	$10	4.05%	$40
January 1, 2006 thru December 31, 2006	$40	3.76%	$273
January 1, 2007 thru December 31, 2007	$50	4.30%	$73
January 1, 2008 thru December 30, 2008	$50	4.74%	$(124)

Total Fair Market Value			$343

(1)	Designated as cash flow hedge.
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
     We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of September 30, 2005, we had employed costless collars, collars, and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all but two of these contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
     As of September 30, 2005, we had commodity swap contracts designated as cash flow hedges totaling 1,000 Bbls per day for the remainder of 2005 at an average NYMEX swap price of $23.33 per Bbl and an additional 750 Bbls per day from January 1, 2006 through December 20, 2006 at a NYMEX swap price of $23.04 per Bbl.

(35)

     A description of our active commodity derivative contracts as of September 30, 2005 follows:
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing. .
     A summary of our collar positions at September 30, 2005 is as follows:

					Houston
		NyMex			Ship Channel
	Barrels	Oil Prices		M M Btu of	Gas Prices		Fair Market
Period of Time	of Oil	Floor	Cap	Natural Gas	Floor	Cap	Value
							($ in thousands)
October 1, 2005 thru October 31, 2005	—	$—	$—	62,000	$5.00	$7.26	$(226)
October 1, 2005 thru December 31, 2005	18,400	$36.00	$49.60	—	$—	$—	(307)
January 1, 2006 thru December 31, 2006	180,300	$44.11	$71.78	—	$—	$—	(1,691)
April 1, 2006 thru October 31, 2006	—	$—	$—	214,000	$6.00	$12.40	(176)
January 1, 2007 thru December 31, 2007	109,500	$50.00	$86.50				(135)
April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	(151)

Total Fair Market Value							$(2,686)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels, swap prices and fair market values as of September 30, 2005 for these swaps follows:

	Barrels of	Nymex Oil	Fair Market
Period of Time	Oil	Swap Price	Value
			($ in thousands)
October 1, 2005 thru December 31, 2005(1)	92,000	$23.30	$(3,946)
October 1, 2005 thru December 31, 2005	192,500	$39.96	$(1,695)
January 1, 2006 thru December 20, 2006(1)	265,500	$23.04	(11,376)
January 1, 2006 thru December 20, 2006	182,500	$36.36	(5,437)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(13,753)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(12,035)

Total fair market value			$(48,242)

(1)	Designated as cash flow hedge.

(36)

ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer, Larry C. Oldham (principal executive officer, and our Chief Financial Officer, Steven D. Foster (principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     As part of the preparation of our financial statements for the year ended December 31, 2005, we undertook a review of our accounting for oil and gas and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating oil and gas prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in oil and gas prices associated with the sale of oil and gas production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, after a review of FAS 133 and our accounting policies and procedures related to our derivative instruments, we determined that certain of our derivative instruments did not qualify for Hedge accounting treatment under FAS 133. Specifically, we determined that documentation of the relationship of hedged items and the derivative instruments being employed and designated as Hedges was insufficient for derivative instruments entered into during periods subsequent to June 30, 2004, and that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow Hedges was, therefore, inappropriate. Accordingly, we have restated our Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004; our Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004; our Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004; and our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2005 and 2004 in this Amendment No. 1 to our Form 10-Q to reflect these revisions. We have also restated applicable disclosures in the footnotes to such consolidated financial statements. Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that as of December 31, 2005, a material weakness in internal control over financial reporting existed with respect to the design of the Company’s controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133.
     In light of our decision to restate the financial statements and the identification of a material weakness, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the aforementioned material weakness, our disclosure controls and procedures were not effective as of September 30, 2005.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to material affect, our internal controls over financial reporting.
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

(37)

ITEM 6. EXHIBITS
(a)	Exhibits
     The following exhibits are filed herewith or incorporated by reference, as indicated:

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

(38)

No.	Description of Exhibit
4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)
Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

(39)

No.	Description of Exhibit
10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

(40)

No.	Description of Exhibit
10.24	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by referenced to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.25	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.26	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.27	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.28	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Filed herewith.

(41)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION

Date: May 9, 2006	BY: /s/ Larry C. Oldham

Larry C. Oldham
President and Chief Executive Officer

Date: May 9, 2006	BY: /s/ Steven D. Foster

Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock - 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

No.	Description of Exhibit
4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)
Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the first fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

No.	Description of Exhibit
10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.24	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by referenced to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

No.	Description of Exhibit
10.25	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.26	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.27	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.28	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Filed herewith