Form 10-Q
period 2006-03-31
PARALLEL PETROLEUM CORP
filed 2006-05-10
CIK 750561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☐            Accelerated filer     ☑            Non-accelerated filer     ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 4, 2006, 34,916,545 shares of the registrant’s common stock, $0.01 par value, were outstanding.

(ii)

Part I. — Financial Information
Item 1. Financial Statements
PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,895	$6,418

Accounts receivable:
Oil and natural gas	11,481	13,183
Other, net of allowance for doubtful account of $9	2,155	877
Affiliates	9	12

	13,645	14,072
Other current assets	3,467	2,364
Deferred tax asset	5,592	5,241

Total current assets	27,599	28,095

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $22,953 and $19,869 not subject to depletion)	360,565	303,819
Other	3,865	2,404

	364,430	306,223
Less accumulated depreciation, depletion and amortization	(95,114)	(90,826)

Net property and equipment	269,316	215,397

Restricted cash	274	2,640
Investment in Westfork Pipeline Companies	5,331	3,326
Other assets, net of accumulated amortization of $1,026 and $901	3,252	3,550

	$305,772	$253,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,512	$10,841
Asset retirement obligations	332	214
Derivative obligations	18,655	16,607

Total current liabilities	31,499	27,662

Revolving credit facility	91,500	50,000
Term Loan	50,000	50,000
Asset retirement obligations	3,947	2,281
Derivative obligations	26,304	25,527
Deferred tax liability	9,667	8,036

Total long-term liabilities	181,418	135,844

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — 6% convertible preferred stock — par value of $0.10 per share (liquidation preference of $10 per share), authorized 10,000,000 shares,	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 34,891,545 and 34,748,916	348	347
Additional paid-in capital	79,502	78,699
Retained earnings	18,510	16,899
Accumulated other comprehensive loss	(5,505)	(6,443)

Total stockholders’ equity	92,855	89,502

	$305,772	$253,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
For three months ended March 31, 2006 and 2005
(unaudited)
(dollars in thousands, except per share data)

	2006	2005
Oil and natural gas revenues:
Oil and natural gas sales	$23,276	$12,969
Loss on hedging	(2,733)	(2,555)

Total revenues	20,543	10,414

Cost and expenses:
Lease operating expense	3,575	2,558
Production taxes	1,110	580
General and administrative	2,129	1,628
Depreciation, depletion and amortization	4,288	2,282

Total costs and expenses	11,102	7,048

Operating income	9,441	3,366

Other income (expense), net:
Change in fair market value of derivative instruments	(4,714)	(17,633)
Gain (loss) on ineffective portion of hedges	143	(710)
Interest and other income	68	19
Interest expense	(2,441)	(1,173)
Other expense	(29)	(1)
Equity in loss of Westfork Pipeline Companies	(19)	(79)

Total other income (expense), net	(6,992)	(19,577)

Income (loss) before income taxes	2,449	(16,211)
Income tax benefit (expense), deferred	(838)	5,507

Net income (loss)	1,611	(10,704)
Cumulative preferred stock dividend	—	(143)

Net income (loss) available to common stockholders	$1,611	$(10,847)

Net income (loss) per common share:
Basic	$0.05	$(0.38)

Diluted	$0.05	$(0.38)

Weighted average common share outstanding:
Basic	34,850	28,698

Diluted	35,547	28,698

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(unaudited)
(dollars in thousands)

	2006	2005
Cash flows from operating activities:

Net income (loss)	$1,611	$(10,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,288	2,282
Accretion of asset retirement obligation	31	26
Deferred income tax	838	(5,507)
Change in fair value of derivative instruments	4,714	17,633
(Gain) loss on ineffective portion of hedges	(143)	710
Stock option expense	388	42
Equity in loss of Westfork Pipeline Companies	19	79
Changes in assets and liabilities:
Other assets, net	311	48
Decrease (increase) in accounts receivable	427	(504)
Decrease in other current assets	107	75
Increase in accounts payable and accrued liabilities	1,671	277
Federal tax deposit	(40)	—

Net cash provided by operating activities	14,222	4,457

Cash flows from investing activities:

Additions to oil and natural gas properties	(55,035)	(8,596)
Use of restricted cash for acquisition of oil and natural gas properties	2,366	2,287
Proceeds from disposition of oil and natural gas properties	41	2,539
Additions to other property and equipment	(1,461)	(383)
Settlements on derivative instruments	(1,548)	(682)
Investment in Westfork Pipeline Companies	(2,024)	(245)

Net cash used in investing activities	(57,661)	(5,080)

Cash flows from financing activities:
Net borrowing (payments) on revolving line of credit	41,500	(29,000)
Proceeds (net) from common stock issued	—	27,994
Proceeds from exercise of stock options	416	—

Net cash provided by (used in) financing activities	41,916	(1,006)

Net decrease in cash and cash equivalents	(1,523)	(1,629)

Cash and cash equivalents at beginning of period	6,418	4,781

Cash and cash equivalents at end of period	$4,895	$3,152

Non-cash financing and investing activities:
Oil and natural gas properties asset retirement obligation	$1,752	$(46)
Accrued preferred stock dividend	$—	$143
Other transactions:
Interest paid	$2,082	$1,589
The accompanying notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2006 and 2005
(unaudited)
(dollars in thousands)

	2006	2005
Net income (loss)	$1,611	$(10,704)

Other comprehensive loss:
Unrealized gains (losses) on derivatives	4,142	(7,413)
Reclassification adjustments for (gains) losses
Change in fair value of derivatives	(2,721)	2,630

Change in fair value of derivatives	1,421	(4,783)
Income tax benefit (expense)	(483)	1,626

Total other comprehensive income (loss)	938	(3,157)

Total comprehensive income (loss)	$2,549	$(13,861)

The accompanying notes are an integral part of these Consolidated Financial Statements.

(4)

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
     Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1984.
     We are engaged in the acquisition, development and exploitation of long life oil and natural gas reserves and, to a lesser extent, the exploration for new oil and natural gas reserves. Our activities are focused in the Permian Basin of west Texas and New Mexico, the Fort Worth Basin of north Texas and the onshore Gulf Coast area of south Texas. We are actively evaluating, leasing and drilling new projects located in the Cotton Valley Reef trend of east Texas and the Uinta Basin of Utah.
     The financial information included herein is unaudited, except the balance sheet as of December 31, 2005 which has been derived from our audited Consolidated Financial Statements as of December 31, 2005. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain 2005 amounts have been conformed to the 2006 financial statement presentation.
     Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Unless otherwise indicated or unless the context otherwise requires, all references to “Parallel”, “we”, “us”, and “our” are to Parallel Petroleum Corporation and its consolidated subsidiaries, Parallel L.P. and Parallel, L.L.C.
NOTE 2. STOCKHOLDERS’ EQUITY
     Options
     In September, 2003, Parallel adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123, whereby certain transitional alternatives are available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Parallel used the prospective method which applied prospectively the fair value recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation was adopted..
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The standard amends SFAS 123 Accounting for Stock Based Compensation and concludes that services received from employees in exchange for stock-based compensation results is a cost the employer that

(5)

must be recognized in the financial statements. The cost of such awards should be measured at fair value at grant date.
     Parallel adopted SFAS 123(R) effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost will be recognized for the unvested portion of awards granted during the period of June 2001 to August 2005. No options that were granted prior to June 2001 remain unvested at January 1, 2006. Such costs will be recognized in the financial statements of Parallel over the remaining vesting periods. Under this method, prior periods are not revised for comparative purposes.
     For the three months ended March 31, 2006 and 2005, Parallel recognized compensation expense of approximately $388,000 and $42,000, with a tax benefit of $132,000 and $14,000, respectively, associated with its stock option grants.
     The following table presents the future stock-based compensation expense expected to be recognized over the vesting period of:

(in thousands)
Second quarter 2006	$196
Third quarter 2006	159
Fourth quarter 2006	105
2007	357
2008 through 2011	371

Total	$1,188

     Non vested options were 237,500 for the three months ending March 31, 2006. During the three months ending March 31, 2006, options to purchase 107,500 shares of common stock were exercised; however, no options were granted, expired or forfeited.
     The fair value of each option award is estimated on the date of grant. The fair value of stock options granted prior to and remaining outstanding at January 1, 2006 and that had option shares subject to future vesting at that date was determined using the Black-Scholes option valuation method assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock. The expected term of the options granted used in the model represent the period of time that options granted are expected to be outstanding.

	2001	2005
Expected volatility	57.95%	54.20%
Expected dividends	0.00	0.00
Expected term (in years)	8	8
Risk-free rate	5.050%	4.200%

(6)

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No 123(R) to options under our stock-based compensation plans in all periods presented.

Three Months Ended
March 31,
2005
Net loss, as reported	$(10,704)
Add:
Expense recorded in 2005, net of related tax effects	28
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48)

Pro forma net loss	$(10,724)

Loss per share:
Basic — as reported	$(0.38)

Basic — pro forma	$(0.38)

Diluted — as reported	$(0.38)

Diluted — pro forma	$(0.38)

     We have outstanding stock options granted under three separate plans. Options expire 10 years from the date of grant and become exercisable at a rate of 10% each year on the first plan and exercisable at a rate of 20% each year for the second and third plan. The exercise price cannot be less than the fair market value per share of common stock on the date of grant.
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
Preferred Stock
     On June 6, 2005, outstanding shares of Parallel’s 6% Convertible Preferred Stock, $0.10 par value per share, were converted to common stock. Under terms of the preferred stock, all of the holders of the preferred stock elected to convert their shares into shares of Parallel common stock based on a conversion rate of $10.00 divided by $3.50. The holders of the preferred stock received approximately 2.8571 shares of common stock of Parallel for each share of preferred stock. Dividends on the preferred stock ceased to accrue, and as of June 6, 2005 the preferred stock was no longer outstanding.
NOTE 3. CREDIT FACILITIES
     We have two separate credit facilities. Our Third Amended and Restated Credit Agreement or the “Revolving Credit Agreement”, dated as of December 23, 2005, with a group of bank lenders provides a revolving line of credit having a “borrowing base” limitation of $125.0 million at March 31, 2006. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At March 31, 2006, the principal amount outstanding under our revolving credit facility was $91.5 million, excluding $490,000 reserved for our

(7)

letters of credit. The second credit facility is a five year term loan facility provided to us under a Second Lien Term Loan Agreement (the “Second Lien Agreement”), dated as of November 15, 2005, with a group of banks and other lenders. At March 31, 2006, our term loan under this facility was fully funded in the principal amount of $50.0 million, which was outstanding on that same date.
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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At March 31, 2006, our weighted average base and LIBOR rates, plus margin, were 6.61% on $91.5 million.
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
     As of March 31, 2006 we were in compliance with our debt covenants.
Second Lien Term Loan Facility
     The Second Lien Agreement provides a $50.0 million term loan. Loans made to us under this credit facility bear interest at an alternate base rate or the LIBOR rate, at our election. The alternate base

(8)

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
     At March 31, 2006, our Libor interest rate, plus the applicable margin, was 9.5% on $50.0 million.
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
     As of March 31, 2006 we were in compliance with our debt covenants.
     Interest expense for the three months ending March 31, 2006, for both facilities, was approximately $2.5 million not including approximately $97,000 for interest capitalized associated with drilling projects.
NOTE 4. ACQUISITIONS
     In October and December 2004, we purchased properties in the Carm-Ann San Andres and North Means Queen Unit located in Andrews and Gaines counties, Texas. The combined net purchase price was approximately $16.5 million. In the first quarter of 2005, we acquired additional interest in these properties for a net purchase price of approximately $2.3 million.
     In November 2005 and January 2006, we purchased properties in the Harris San Andres located in Andrews and Gaines County, Texas. The combined net purchase price was approximately $44.2 million.
     In March 2006, we purchased additional interests in our Barnett Shale Gas Project located in Tarrant County, Texas. The additional interests were acquired from five unaffiliated parties for a total cash purchase price of approximately $5.5 million.
     In a subsequent closing in April 2006, we acquired an additional interest in the Barnett Shale Gas Project located in Tarrant County, Texas from one other unaffiliated third party for approximately $573,000.

(9)

     The table below reflects our consolidated pro forma results of operations for the three months ended March 31, 2006, compared to the actual consolidated results of operations for the three months ended March 31, 2005, assuming the 2006 acquisitions were consummated on January 1, 2005.

	Three Months Ended
	March 31,
	Pro Forma	Pro Forma
	2006	2005
	(in thousands, except per share data)
Oil and natural gas sales, net of hedge losses	$21,056	$12,152
Operating income	$9,764	$4,579
Net income (loss) available to common stockholder	$1,743	$(10,633)

Net income (loss) per common share:
Basic	$0.05	$(0.37)
Diluted	$0.05	$(0.37)
NOTE 5. PREFERRED STOCK
     At March 31, 2005, we had outstanding 950,000 shares of 6% Convertible Preferred Stock, $0.10 par value per share. Cumulative annual dividends of $0.60 per share are payable semi-annually on June 15 and December 15 of each year. Each share of preferred stock was entitled to be converted, at the option of the holder, into 2.8571 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $10 per share and had no voting rights, except as required by law.
     On May 4, 2005, we notified the holders of the preferred stock that all 950,000 outstanding shares of our 6% preferred stock would be redeemed on June 6, 2005. All of the holders of the preferred stock elected to convert their shares of preferred stock into shares of Parallel common stock based on a conversion rate of $10 divided by $3.50. The holders of the preferred stock received approximately 2.8571 shares of common stock of Parallel for each share of preferred stock. Dividends on the preferred stock ceased to accrue, and as of June 6, 2005 the preferred stock was no longer outstanding.
NOTE 6. FULL COST CEILING TEST
     We use the full cost method to account for our oil and natural gas producing activities. Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes and asset retirement obligations, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes over the ceiling, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling is not written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that such excess above the ceiling would not have existed if the increased prices were used in the calculations.

(10)

     At March 31, 2006, we had a cushion (i.e. the excess of the ceiling over our capitalized cost) in excess of $233.0 million. As a result, we were not required to record a reduction of our oil and natural gas properties under the full cost method of accounting at that time.
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the three month periods ended March 31, 2006 and 2005, overhead costs capitalized were approximately $440,000 and $286,000, respectively.
NOTE 7. DERIVATIVE INSTRUMENTS
General
     We enter into derivative contracts to provide a measure of stability in the cash flows associated with our oil and natural gas production and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and natural gas prices and to limit variability in our cash interest payments. Our line of credit agreement as of March 31, 2006, required us to maintain derivative financial instruments which limit our exposure to fluctuating commodity prices covering at least 50% of our estimated monthly production of oil and natural gas extending 24 months into the future.
     We designated all of our interest rate swaps, collars, puts and commodity swaps entered into in 2002 through June 30, 2004 as cash flow hedges (“hedges”). The effective portion of the unrealized gain or loss on cash flow hedges is recorded in other comprehensive income (loss) until the forecasted transaction occurs. During the term of a cash flow hedge, the effective portion of the quarterly change in the fair value of the derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to oil and natural gas revenues when the production is sold and interest expense as the interest accrues. Ineffective portions of hedges (changes in fair value resulting from changes in realized prices that do not match the changes in the hedge or reference price) are recognized in gain (loss) on ineffective portion of hedges as they occur.
     As of March 31, 2006, we have recorded unrealized losses of $8.3 million ($5.5 million, net of tax) related to our derivative instruments designated as hedges, which represented the estimated aggregate fair values of our open hedge contracts as of that date. These unrealized losses are presented in stockholders’ equity in the Consolidated Balance Sheet as accumulated other comprehensive loss.
     Derivative contracts not designated as hedges are “marked-to-market” at each period end and the increases or decreases in fair values recorded to earnings. No derivative instruments entered into subsequent to June 30, 2004 have been designated as cash flow hedges.
     We are exposed to credit risk in the event of nonperformance by the counterparty to these contracts, BNP Paribas and Citibank, N.A. However, we periodically assess the creditworthiness of the counterparty to mitigate this credit risk.
Interest Rate Sensitivity
     We entered into fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contracts. These interest rate swaps are treated as cash flow hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and are on $10.0 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our borrowing under the

(11)

Credit Agreement, but due to the interest rate swaps, we have fixed the rate at 4.05%. As of March 31, 2006, the fair market value of these interest rate swaps was $78,000.
     As of March 31, 2006, we had also employed additional fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.
     The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of March 31, 2006.

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
April 1, 2006 thru December 31, 2006(1)	$10	4.05%	78
April 1, 2006 thru December 31, 2006	$90	4.41%	480
January 1, 2007 thru December 31, 2007	$100	4.62%	534
January 1, 2008 thru December 31, 2008	$100	4.86%	264
January 1, 2009 thru December 31, 2009	$50	5.06%	64
January 1, 2010 thru October 31, 2010	$50	5.15%	38

Total Fair Market Value			$1,458

(1)	Designated as cash flow hedge.
Commodity Price Sensitivity
     Except for the one commodity swap noted in the table below under Commodity Swaps that is designated as a hedge, all of our commodity derivatives are accounted for using “mark-to-market” accounting as prescribed in SFAS 133.
     Put Options. In 2005 we purchased put options or “floors” on volumes of 3,000 MMBtu per day for a total of 642,000 MMBtu during the seven month period from April 1, 2006 through October 31, 2006 at an average floor price of $7.17 per MMBtu for a total consideration of approximately $230,000. The puts have fair market value of $514,000 as of March 31, 2006.
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.

(12)

     A summary of our collar positions at March 31, 2006 is as follows:

					Houston Ship
					Channel Gas
		NyMex Oil Prices			Prices		WAHA Gas Prices		Fair
	Barrels of			MMBtu of					Market
Period of Time	Oil	Floor	Cap	Natural Gas	Floor	Cap	Floor	Cap	Value
								($ in thousands)
April 1, 2006 thru December 31, 2006	217,800	$48.26	$75.91	—	$—	$—	$—	$—	$(1,342)
April 1, 2006 thru October 31, 2006	—	$—	$—	428,000	$7.50	$13.90	$—	$—	442
April 1, 2006 thru October 31, 2006	—	$—	$—	214,000	$—	$—	$9.00	$14.55	546
January 1, 2007 thru December 31, 2007	219,000	$52.50	$83.00	—	$—	$—	$—	$—	(276)
April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	$—	$—	(100)
January 1, 2008 thru December 31, 2008	109,800	$55.00	$76.50	—	$—	$—	$—	$—	(196)
January 1, 2009 thru December 31, 2009	91,250	$55.00	$73.00	—	$—	$—	$—	$—	(207)
January 1, 2010 thru December 31, 2010	76,000	$55.00	$71.00	—	$—	$—	$—	$—	(176)

Total Fair Market Value									$(1,309)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels and swap prices are as follows:

		Nymex Oil	Fair Market
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
April 1, 2006 thru December 20, 2006(1)	198,000	$23.04	$(8,903)
April 1, 2006 thru December 31, 2006	137,500	$36.35	(4,391)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(15,645)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(13,723)

Total fair market value			$(42,662)

(1)	Designated as a cash flow hedge.

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
     The following table provides the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands except per share data)
Basic EPS Computation:
Numerator-
Income (loss)	$1,611	$(10,704)
Preferred stock dividend	—	(143)

Income (loss) available to common stockholders	$1,611	$(10,847)

Denominator-
Weighted average common shares outstanding	34,850	28,698

Basic EPS:
Income (loss) per share	$0.05	$(0.38)

Diluted EPS Computation:
Numerator-
Income (loss)	$1,611	$(10,704)
Preferred stock dividend	—	(143)

Income (loss) available to common stockholders	$1,611	$(10,847)

Denominator -
Weighted average common shares outstanding	34,850	28,698
Employee stock options	594	—
Warrants	103	—

Weighted average common shares for diluted earnings per share assuming conversion	35,547	28,698

Diluted EPS:
Income (loss) per share	$0.05	$(0.38)

     Some stock options and the convertible preferred stock outstanding were not included in the computation of diluted net income (loss) per share for the three months ended March 31, 2005 because Parallel had a net loss from continuing operations and, therefore, the effect would be antidilutive.

(14)

NOTE 9. ASSET RETIREMENT OBLIGATIONS
     On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations “SFAS 143”. SFAS 143 requires us to recognize a liability for the present value of all obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the related oil and natural gas properties.
     The following table summarizes our asset retirement obligation transactions:

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Beginning asset retirement obligation	$2,495	$2,132
Additions related to new properties	107	19
Revisions in estimated cash flows	1,665	(2)
Deletions related to property disposals	(20)	(63)
Accretion expense	32	26

Ending asset retirement obligation	$4,279	$2,112

NOTE 10. COMMITMENTS AND CONTINGENCIES
     On December 30, 2005, Parallel was named as a defendant in a lawsuit filed in the 352nd Judicial District Court of Tarrant County, Texas, Cause No. 352-215616-05, AFE Oil and Gas, L.L.C. (aka AFE Oil and Gas, LLC) v. Premium Resources II, L.P., Premium Resources, Inc., Danay Covert, Nick Morris, William D. Middleton, Dale Resources, L.L.C., and Parallel Petroleum, Inc.
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

(15)

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
     Effective January 1, 2005, we established a 401(k) Plan and Trust for eligible employees. Employees may not participate in the former SEP plan with the establishment of the 401(k) Plan and Trust. As of the quarter ended March 31, 2006 and 2005 Parallel had made contributions to the 401(k) Plan and Trust of approximately $56,000 and $38,000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in our 2005 Annual Report on Form 10-K, as well as the unaudited consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.
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

(16)

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

(17)

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
     For the three months ended March 31, 2006, the sale price we received for our crude oil production (excluding hedges) averaged $57.66 per barrel compared with $54.31 per barrel for the three months ended December 31, 2005 and $45.29 per barrel for the three months ended March 31, 2005. The average sales price we received for natural gas for the three months ended March 31, 2006 (excluding hedges), was $6.68 per Mcf compared with $9.64 per Mcf for the three months ended December 31, 2005 and $6.00 per Mcf for the three months ended March 31, 2005. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 19. Hedge costs for oil and natural gas were $2.7 million, $3.4 million and $2.6 million for the three months ended March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The hedge gain (loss) associated with the ineffective portion of our hedges increased $853,000 to a gain of approximately $143,000 in the three months ended March 31, 2006 compared to a loss of approximately $710,000 for the three months ended March 31, 2005. The reduction in ineffectiveness is caused by a reduction of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. U. S. refineries are currently paying a premium for West Texas Intermediate, which is the NyMex benchmark. The majority of our oil is West Texas Sour. Actual gains or losses may increase or decrease until settlement of these contracts.
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
     Depletion of the capitalized costs of oil and natural gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and natural gas properties are not amortized, but

(18)

are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and natural gas properties being depleted. Depletion per BOE at March 31, 2006 and 2005 was $9.02 and $7.06 respectively.
Results of Operations
     Our business activities are characterized by frequent, and sometimes significant, changes in our:
•	reserve base;

•	sources of production;

•	product mix (gas versus oil volumes); and

•	the prices we receive for our oil and natural gas production.
     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three months ended March 31, 2006, December 31, 2005, and March 31, 2005.

	Three Months Ended
	3/31/2006	12/31/2005	3/31/2005
	(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	268	251	207
Natural gas (Mcf)	1,167	1,181	602
BOE(1)	463	448	307
BOE per day	5.1	4.9	3.4

Sales Prices:
Oil (per Bbl)(2)	$57.66	$54.31	$45.29
Natural gas (per Mcf)(2)	$6.68	$9.64	$6.00
BOE price(2)	$50.27	$55.86	$42.25
BOE price(3)	$44.37	$48.31	$33.93

Operating Revenues:
Oil	$15,482	$13,632	$9,359
Oil hedge	(2,733)	(3,380)	(2,354)
Natural gas	7,794	11,384	3,610
Natural gas hedge	—	—	(201)

	$20,543	$21,636	$10,414

Operating Expenses:
Lease operating expense	$3,575	$2,548	$2,558
Production taxes	1,110	1,487	580
General and administrative:
General and administrative	1,134	1,348	969
Public reporting	995	593	659
Depreciation, depletion and amortization	4,288	3,885	2,282

	$11,102	$9,861	$7,048

Operating income	$9,441	$11,775	$3,366

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2)	Excludes hedge transactions.

(3)	Includes hedge transactions.

(19)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended March 31, 2006 and March 31, 2005.
     Oil and Gas Revenues

	Revenues (1)		Production
	2006	2005	2006	2005
Oil (Bbls)	62%	67%	58%	67%
Natural gas (Mcf)	38%	33%	42%	33%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
The following table outlines the detail of our operating revenues for the following periods.

	Three Months Ended March 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	268	207	61	29%
Natural gas (Mcf)	1,167	602	565	94%
BOE	463	307	156	51%

Sales Price
Oil (per Bbl)(1)	$57.66	$45.29	$12.37	27%
Natural gas (per Mcf)(1)	$6.68	$6.00	$0.68	11%
BOE price(1)	$50.27	$42.25	$8.02	19%
BOE price(2)	$44.37	$33.93	$10.44	31%

Operating Revenues
Oil	$15,482	$9,359	6,123	65%
Oil hedges	$(2,733)	$(2,354)	379	16%
Natural gas	$7,794	$3,610	4,184	116%
Natural gas hedges	$—	$(201)	201	100%

Total	$20,543	$10,414	10,129	97%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, increased $6.1 million or 65% for the three months ended March 31, 2006 compared to the same period of 2005. Oil production volumes increased 29% attributable to acquisitions in the Carm-Ann San Andres Field/N. Means Queen Unit, Harris San Andres and the drilling of producing wells on our Diamond M Property. The increase in oil production increased revenue approximately $2.8 million for 2006. Wellhead average realized crude oil prices increased $12.37 per Bbl or 27% to $57.66 per Bbl for 2006 compared to 2005. The increase in oil price increased revenue approximately $3.3 million for 2006.

(20)

     Natural gas revenues, excluding hedges, increased $4.2 million or 116% for the three months ended March 31, 2006 compared to the same period of 2005. Natural gas production volumes increased 94% due to the Barnett Shale and a Wilcox gas discovery in our onshore Gulf Coast property offset by natural production declines in our south Texas Yegua/Frio and Cook Mountain projects. The increase in natural gas volumes increased revenue approximately $3.4 million for 2006. Average realized wellhead natural gas prices increased 11% or $0.68 per Mcf to $6.68 per Mcf. The increase in natural gas prices had a positive effect on revenues of approximately $794,000 for the three months ending March 31, 2006.
     Losses on oil hedges increased $379,000 or 16% for 2006 compared to 2005 due to the increase in oil prices. Natural gas hedge losses were $0 in 2006 compared to a loss of $201,000 in 2005. On a BOE basis, hedges accounted for a realized loss of $5.90 per BOE in 2006 compared to $8.32 per BOE in 2005. We have hedged certain oil and natural gas volumes to try and mitigate price changes in our oil and natural gas movements and to meet the requirements under our loan facility.
     With our recently announced results in the Diamond M Canyon Reef Unit, Carm-Ann, the New Mexico Gas Project and Barnett Shale, we expect increased production volumes over the first quarter 2006 if initial rates are maintained.
Cost and Expenses

	Three months ended March 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in thousands)
Lease operating expense	$3,575	$2,558	$1,017	40%
Production taxes	1,110	580	530	91%
General and administrative:
General and administrative	1,134	969	165	17%
Public reporting	995	659	336	51%

Total general and administrative	2,129	1,628	501	31%

Depreciation, depletion and amortization	4,288	2,282	2,006	88%

Total	$11,102	$7,048	$4,054	58%

     Lease operating costs increased approximately $1.0 million, or 40%, to $3.6 million during the three months ended March 31, 2006 compared with $2.6 million for the same period of 2005. The increase in lease operating expense is primarily due to our acquisitions in the Carm-Ann San Andres Field/N. Means Queen Unit and Harris San Andres, increased ad valorem taxes and increased utility costs on our oil properties. Lifting costs were $7.72 per BOE in 2006 compared to $8.33 per BOE in 2005. As we continue to exploit and develop our long-life Permian Basin oil properties (Fullerton, Carm-Ann and Diamond M), we expect that lifting costs will continue around the same level or decline due to increased activity. The lifting costs are also expected to be reduced with continued development of natural gas properties in south Texas, Barnett Shale and New Mexico.
     Production taxes increased 91% or $530,000 in 2006, associated with a net wellhead increase in revenues of $10.3 million. Production taxes in future periods will be a function of product mix, production volumes and product prices.
     General and administrative expenses in total increased 31% or $501,000 in 2006 compared to 2005. Included in our total general and administrative expenses is public reporting cost which increased 51% or $336,000 for 2006. The increase in general and administrative costs is due to salaries and benefits related to additional staffing with our accelerated business plan. Public reporting cost increased with stock option expense pertaining to option grants in 2005 to the Board of Directors and road shows during

(21)

the first three months of 2006. General and administrative expenses capitalized to the full cost pool were $440,000 for 2006 and $300,000 for 2005. On a BOE basis, general and administrative costs were $2.45 per BOE in 2006 compared to $3.16 per BOE in 2005, while public reporting costs were $2.15 per BOE and $2.14 per BOE for the same period. General and administrative expenses will increase in 2006 in association with reporting requirements and operational support.
     Depreciation, depletion and amortization expense increased 88% or $2.0 million for 2006 compared to 2005. Depletion per BOE was $9.26 for 2006 and $7.43 for 2005. This increase is attributable to increased drilling costs and producing property purchases. Depletion costs are highly correlated with production volumes and capital expenditures. Fiscal year 2006 depletion costs will increase with increased production volumes.
Other income (expense)

	Three months ended March 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in thousands)
Change in fair market value of derivatives	$(4,714)	$(17,633)	$(12,919)	(73)%
Gain (loss) on ineffective portion of hedges	143	(710)	853	120%
Interest and other income	68	19	49	258%
Interest expense	(2,441)	(1,173)	1,268	108%
Other expense	(29)	(1)	28	2800%
Equity loss in Westfork Pipeline Company LP	(19)	(79)	(60)	(76)%

Total	$(6,992)	$(19,577)	(12,585)	(64)%

     The loss associated with the ineffective portion of our cash flow hedges decreased $853,000 to a gain of $143,000 for 2006 compared to 2005. Commodity prices continued to increase into the first quarter of 2006. The spread between sweet and sour crude narrowed for the first quarter of 2006 as compared to the same period of 2005 resulting in a decreased ineffectiveness. The actual gain or loss may increase or decrease until settlement of these contracts. Interest expense increased with the increase of debt from approximately $50.0 million at March 31, 2005 to $141.5 million at March 31, 2006 along with an increase of our loan interest rate for 2006. Overhead expenses related to our equity investment in the construction phase of the Westfork Pipeline Companies, resulted in a loss for the first quarter of $19,000 and $79,000, respectively, for 2006 and 2005.
     Income tax expense was $838,000 in 2006 compared to a benefit of $5.5 million in 2005. Income tax expense for 2006 will be dependent on our earnings and is expected to be approximately 34% of income before income taxes.
     We had basic net income per share of $0.05 and net loss of $0.38 and diluted net income per share of $0.05 and net loss of $0.38 for 2006 and 2005, respectively. Basic weighted average common shares outstanding increased from 28.7 million shares in 2005 to 34.9 million shares in 2006. The increase in common shares is due to the redeemed preferred shares to common shares in June, 2005 and our sale of common stock in February 2005. The stock options and the convertible preferred stock outstanding were not included in the computation of diluted net earnings (loss) per share for the first quarter 2005 because we had a net loss and the effect would be antidilutive.

(22)

LIQUIDITY AND CAPITAL RESOURCES
     Our capital resources consist primarily of cash flows from our oil and natural gas properties and bank borrowings supported by our oil and natural gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce.
     Working capital decreased approximately $4.3 million as of March 31, 2006 compared with December 31, 2005. Current liabilities exceeded current assets by $3.9 million at March 31, 2006. The working capital decrease was due to the increased current maturity of derivative obligations of approximately $2.0 million and increased payables associated with our accelerated drilling program for 2006.
     We incurred net property costs of $55.0 million for the three months ended March 31, 2006 compared to $8.6 million for the same period in 2005. The increase is primarily related to our accelerated budget. Our property expenditures for the first quarter of 2006 were partially offset by restricted cash utilized for property purchases. Included in our increased property basis for the first quarter of 2006 and 2005 were net asset retirement costs of approximately $1.7 million and ($46,000), respectively (see Note 9 to Consolidated Financial Statements). Our property leasehold acquisition, development and enhancement activities were financed by our revolving credit facility, the utilization of cash flows provided by operations, cash on hand and bank borrowings.
     Stockholders’ equity is $92.9 million for March 31, 2006 compared to $89.5 million at December 31, 2005, an increase of 4%. The increase is primarily attributable to a reduction in accumulated comprehensive loss of $900,000 related to our derivative instruments (see Note 7 to Consolidated Financial Statements) and net income of $1.6 million.
     Based on our projected oil and natural gas revenues and related expenses and available bank borrowings we believe that we will have sufficient capital resources to fund normal operations and capital requirements, interest expense and principal reduction payments on bank debt, if required. We continually review and consider alternative methods of financing.
Bank Borrowings
     We have two separate credit facilities. Our Third Amended and Restated Credit Agreement (or the “Revolving Credit Agreement”), dated as of December 23, 2005, with a group of bank lenders provides a revolving line of credit having a “borrowing base” limitation of $125.0 million at March 31, 2006. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At March 31, 2006, the principal amount outstanding under our revolving credit facility was $91.5 million, excluding $490,000 reserved for our letters of credit. The second credit facility is a five year term loan facility provided to us under a Second Lien Term Loan Agreement (the “Second Lien Agreement”), dated as of November 15, 2005, with a group of banks and other lenders. At March 31, 2006, our term loan under this facility was fully funded in the principal amount of $50.0 million, which was outstanding on that same date.
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

(23)

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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At March 31, 2006, our weighted average base and LIBOR rates, plus margin, were 6.61% on $91.5 million.
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
     As of March 31, 2006, we were in compliance with our debt covenants.
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
     At March 31, 2006, our Libor interest rate, plus the applicable margin, was 9.5% on $50.0 million.
     In the case of alternate base rate loans, interest is payable the last day of each March, June, September and December. In the case of LIBOR loans, interest is payable the last day of the tranche period not to exceed a three month period.

(24)

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
     As of March 31, 2006 we were in compliance with our debt covenants.
     Interest expense for the three months ending March 31, 2006, for both facilities, was approximately $2.5 million not including approximately $97,000 for interest capitalized associated with drilling projects.
Preferred Stock
     On June 6, 2005, outstanding shares of Parallel’s 6% Convertible Preferred Stock, $0.10 par value per share, were converted to common stock. Under terms of the preferred stock, all of the holders of the preferred stock elected to convert their shares into shares of Parallel common stock based on a conversion rate of $10.00 divided by $3.50. The holders of the preferred stock received approximately 2.8571 shares of common stock of Parallel for each share of preferred stock. Dividends on the preferred stock ceased to accrue, and as of June 6, 2005 the preferred stock was no longer outstanding.
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
Commodity Price Risk Management Transactions and Effects of Derivative Instruments
     The purpose of all of our derivative trades is to provide a measure of stability in cash flow as a result of our daily activities associated with the selling of oil and natural gas production and expenditures associated with the borrowings that we have secured through our Bank Borrowings. The derivative trade arrangements we have employed include collars, costless collars, floors or purchased puts, oil and natural gas swaps and interest rate swaps. In 2003, we designated our derivative trades as cash flow hedges under the provisions of SFAS 133, as amended. Although our purpose for entering into derivative trades has remained the same, contracts entered into after June 30, 2004 were not designated as cash flow hedges.
     Under cash flow hedge accounting for oil and natural gas production, the quarterly effective portion of the change in fair value of the commodity derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to revenue in the period the related oil and natural gas production is sold. Ineffective portions of cash flow hedges (changes in the fair value of derivative instruments due to changes in realized prices that do not match the changes in the hedge price) are recognized in gain (loss) on ineffective portion of hedges as they occur. While the cash flow hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract. As of March 31, 2006, we had designated as cash flow hedges of 750 Bbls per day of production from April 1, 2006 through December 20, 2006. All other commodity derivative trades are accounted for by “mark-to-market” accounting whereby changes in fair value are charged to earnings. Changes in the fair value of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in the

(25)

“Other income (expense), net” section of this statement. To the extent these trades relate to production in 2006 and beyond and oil prices increase, we report a loss currently, but if there is no further change in prices, our net earnings will be correspondingly higher (than if there had been no price increase) when the production is sold.
     Under cash flow hedge accounting for interest rates, the quarterly change in the fair value of the derivative is recorded in stockholders’ equity as other comprehensive income (loss). The gain or loss is transferred, on a contract by contract basis, to interest expense as the interest accrues. Ineffective portions of cash flow hedges are recognized in other expense as they occur. As of March 31, 2006, the floating interest rate on $10.0 million of the Bank Borrowings in 2006 was hedged. All other interest rate swaps that have been entered into are accounted for by “mark-to-market” accounting as prescribed by SFAS 133.
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
     The following table is a summary of significant contractual obligations as of March 31, 2006:

	Obligation Due in Period
	Periods ended December 31,					After
Contractual Cash Obligations	2006	2007	2008	2009	2010	5 years	Total
	(in thousands)
Revolving Credit Facility (secured)(1)	$4,557	$6,048	$6,065	$6,048	$96,537	$—	$119,255
Second Lien Term Loan Agreement(2)	3,579	4,750	4,763	4,750	54,151	—	71,993
Office Lease (Dinero Plaza)	145	204	210	216	36	—	811
Andrews and Snyder Field Offices(3)	17	23	14	14	14	—	82
Asset retirement obligations(4)	305	80	58	246	555	3,035	4,279
Derivative Obligations	14,736	15,921	13,920	207	175	—	44,959
Drilling Contract	672	613	—	—	—	—	1,285

Total	$24,011	$27,639	$25,030	$11,481	$151,468	$3,035	$242,664

(1)	Outstanding principal of $91.5 million due October 31, 2010 and estimated interest obligation calculated using the weighted average rate at March 31, 2006 of 6.61%

(2)	Outstanding principal of $50.0 million due November 15, 2010 and estimated interest obligation calculated using the rate at March 31, 2006 of 9.50%

(3)	The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working owner in the Diamond “M” project. The Andrews field office lease expires in December 2007. The lease cost for these office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(4)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.

(26)

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
Critical Accounting Policies
          This discussion should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

(27)

included in our Annual Report or Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.
TRENDS AND PRICES
          Changes in oil and natural gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and natural gas have historically been, and will continue to be, volatile. Prices for oil and natural gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and natural gas.
          Our capital expenditure budgets are highly dependent on future oil and natural gas prices and will be consistent with internally generated cash flows.
          During fiscal year 2005 the average realized sales price for our oil and natural gas was $51.57 (unhedged) per BOE. For the three months ended March 31, 2006, our average realized price was $50.27 (unhedged) per BOE.
FORWARD-LOOKING STATEMENTS
Cautionary Statement Regarding Forward-Looking Statements
          Some statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements”. These forward looking statements relate to, among others, the following:
•	our future financial and operating performance and results;

•	the drilling plans and ability to secure drilling rigs to effectuate plans;

•	production volumes;

•	our business strategy;

•	market prices;

•	sources of funds necessary to conduct operations and complete acquisitions;

•	development costs;

•	number and location of planned wells;

•	our future commodity price risk management activities; and

•	our plans and forecasts.
          We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

(28)

          We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend, “ “plan,” “budget,” “present value,” “future” or “reserves” or other similar words to identify forward-looking statements. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ for our expectations. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:
•	fluctuations in prices of oil and natural gas;

•	dependent on key personnel;

•	reliance on technological development and technology development programs;

•	demand for oil and natural gas;

•	losses due to potential or future litigation;

•	future capital requirements and availability of financing;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	competition;

•	general economic conditions;

•	governmental regulations and liability for environmental matters;

•	receipt of amounts owed to us by purchasers of our production and counterparties to our hedging contracts;

•	hedging decisions, including whether or not to hedge;

•	events similar to 911;

•	actions of third party co-owners of interests in properties in which we also own an interest; and

•	fluctuations in interest rates and availability of capital.
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

(29)

          Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks under “Risks Related to Our Business” beginning on page 19 of our Form 10-K for the year ended December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The following quantitative and qualitative information is provided about market risks and derivative instruments to which Parallel was a party at March 31, 2006, and from which Parallel may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.
Interest Rate Sensitivity as of March 31, 2006
          Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in March, 2006. You should read Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

	2006	2007	2008	2009	2010	Total
	(in thousands, except interest rates)
Revolving Facility (secured)	$—	$—	$—	$—	$91,500	$91,500
Average interest rate	6.61%	6.61%	6.61%	6.61%	6.61%

Term Loan (Second Lien)	$—	$—	$—	$—	$50,000	$50,000
Average interest rate	9.50%	9.50%	9.50%	9.50%	9.50%
          At March 31, 2006, we had bank loans in the amount of approximately $91.5 million outstanding on our revolving credit facility at a weighted average interest rate of 6.61% and approximately $50.0 million outstanding on our term loan at an interest rate of 9.5%. Under our revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.25% to 2.75% per annum, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 5.00%.
          As of March 31, 2006, we employed fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contract. These interest rate swaps are treated as a cash flow hedge as defined in SFAS 133, and are on $10.0 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our Bank Borrowings, but due to the interest rate swaps, we have fixed the rate at 4.05%. Under the terms of these contracts, in periods during which the fixed interest rate stated in the agreement exceeds the variable rate (which is based on the 90-day LIBOR rate), we pay to the counterparty an amount determined by applying this excess fixed rate to the notional amount of the contract. In periods when the variable rate exceeds the fixed rate stated in the respective swap contract, the counterparty pays an amount to us determined by applying the excess of the variable rate over the stated fixed rate. As of March 31, 2006, the fair market value of these interest rate swaps was a gain of $78,000.
          As of March 31, 2006, we had also employed additional fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.

(30)

          A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at March 31, 2006 follows:

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
April 1, 2006 thru December 31, 2006(1)	$10	4.05%	78
April 1, 2006 thru December 31, 2006	$90	4.41%	480
January 1, 2007 thru December 31, 2007	$100	4.62%	534
January 1, 2008 thru December 31, 2008	$100	4.86%	264
January 1, 2009 thru December 31, 2009	$50	5.06%	64
January 1, 2010 thru October 31, 2010	$50	5.15%	38

Total Fair Market Value			$1,458

(1)	Designated as cash flow hedge.
Commodity Price Sensitivity as of March 31, 2006
          Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $36.43 per barrel to a high of $65.63 per barrel during 2005. Natural gas prices we received during 2005 ranged from a low of $2.22 per Mcf to a high of $15.43 per Mcf. During the first quarter ended March 31, 2006 oil prices ranged from a low of $51.65 to a high of $66.18. Natural gas prices we received during the first quarter ended March 31, 2006 ranged from a low of $2.87 per Mcf to a high of $15.11 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
          We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of March 31, 2006, we had employed costless collars, collars, and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all but two of these contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
          As of March 31, 2006, we had commodity swap contracts designated as cash flow hedges totaling 750 Bbls per day from January 1, 2006 through December 20, 2006 at a NYMEX swap price of $23.04 per Bbl.
          A description of our active commodity derivative contracts as of March 31, 2006 follows:
          Put Options. In 2005 we purchased put options or “floors” on volumes of 3,000 MMBtu per day for a total of 642,000 MMBtu during the seven month period from April 1, 2006 through October 31, 2006 at an average floor price of $7.17 per MMBtu for a total consideration of approximately $230,000. The puts have fair market value of $514,000 as of March 31, 2006.

(31)

          Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
          A summary of our collar positions at March 31, 2006 is as follows:

					Houston Ship
					Channel Gas
		Ny Mex Oil Prices			Prices		WAHA Gas Prices		Fair
	Barrels of			M M Btu of					Market
Period of Time	Oil	Floor	Cap	Natural Gas	Floor	Cap	Floor	Cap	Value
									($ in thousands)
April 1, 2006 thru December 31, 2006	217,800	$48.26	$75.91	—	$—	$—	$—	$—	$(1,342)
April 1, 2006 thru October 31, 2006	—	$—	$—	428,000	$7.50	$13.90	$—	$—	442
April 1, 2006 thru October 31, 2006	—	$—	$—	214,000	$—	$—	$9.00	$14.55	546
January 1, 2007 thru December 31, 2007	219,000	$52.50	$83.00	—	$—	$—	$—	$—	(276)
April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	$—	$—	(100)
January 1, 2008 thru December 31, 2008	109,800	$55.00	$76.50	—	$—	$—	$—	$—	(196)
January 1, 2009 thru December 31, 2009	91,250	$55.00	$73.00	—	$—	$—	$—	$—	(207)
January 1, 2010 thru December 31, 2010	76,000	$55.00	$71.00	—	$—	$—	$—	$—	(176)

Total Fair Market Value									$(1,309)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels, swap prices and fair market values as of March 31, 2006 for these swaps follows:

		Nymex Oil	Fair Market
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
April 1, 2006 thru December 20, 2006(1)	198,000	$23.04	$(8,903)
April 1, 2006 thru December 31, 2006	137,500	$36.35	(4,391)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(15,645)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(13,723)

Total fair market value			$(42,662)

(1)	Designated as a cash flow hedge.

(32)

ITEM 4. CONTROLS AND PROCEDURES
          As part of the preparation of our financial statements for the year ended December 31, 2005, we undertook a review of our accounting for oil and natural gas and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating oil and natural gas prices and interest rates. We included changes from period to period in the fair value of derivatives designated by management as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in oil and natural gas prices associated with the sale of oil and natural gas production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met at the inception of the derivative. We believed that we met those standards and requirements and that our Hedge accounting treatment was permitted under FAS 133. However, after a review of FAS 133 and our underlying documentation related to our derivative instruments designated as Hedges, we determined that certain of our derivative instruments did not qualify for Hedge accounting treatment under FAS 133. Specifically, we determined that documentation of the relationship of hedged items and the derivative instruments being employed and designated as Hedges was insufficient for derivative instruments entered into during periods subsequent to June 30, 2004; and, that accounting for derivative instruments entered into during periods subsequent to June 30, 2004 as cash flow Hedges was, therefore, inappropriate. Accordingly, we restated our consolidated financial statements for the year ended December 31, 2004, the quarters ended March 31, June 30 and September 30, 2005, and the quarters ended September 30 and December 31, 2004 to account for the derivative instruments as non-hedging derivatives. Management concluded, based on the circumstances involving the restatement of the aforementioned financial statements that as of December 31, 2005, a material weakness in internal controls over financial reporting existed with respect to the design of the Company’s controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133.
          During the first quarter of 2006, and after reassessing and further evaluating our internal controls over financial reporting related to the initiating and recording of our derivative transactions, management’s corrective actions to date include changing our accounting for all of our existing derivative instruments that do not qualify for Hedge accounting treatment to the “mark-to-market” accounting treatment prescribed by FAS 133. In addition, management has determined that future derivative transactions will be accounted for using mark-to-market accounting. Under FAS 133, the “mark-to-market” accounting treatment should be utilized for derivative instruments that do not qualify for Hedge accounting treatment.
          As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures was evaluated by our management, with the participation of our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer), in accordance with Rules of the Securities Exchange Act of 1934. Based on that evaluation, Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          Except as described in this ITEM 4, there has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(33)

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
          There have been no material changes from the risk factors as previously disclosed in our Form 10-K Report for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          In November 2001, we engaged Stonington Corporation for the purpose of obtaining general corporate financial advisory services and financial advisory services in the placement of debt or equity securities. Under our agreement with Stonington, we issued to Stonington warrants to purchase an

(34)

aggregate of 275,000 shares of our common stock. The warrants were issued at an initial exercise price of $2.95 per share, the fair market value of the common stock at the date of issuance, and are exercisable during the four-year period commencing one year after the initial issuance of the warrants. The warrants were issued as partial payment for services rendered for financial and investment advice provided by Stonington. The warrants expire on November 20, 2006 and grant certain rights of registration for the common stock issuable upon exercise of the warrants. The warrants contain customary antidilution provisions so as to avoid dilution of the equity interests represented by the underlying common stock upon the occurrence of certain events such as share dividends and splits. In the event of liquidation, dissolution or winding up of Parallel, holders of the warrants are not entitled to participate in the assets of Parallel. The warrants have no voting rights. After giving effect to certain adjustments under the antidilution provisions of the warrants, the aggregate number of shares of common stock initially issuable upon exercise price of the warrants was increased to 285,561 shares and the initial exercise price was reduced to $2.84 per share. The warrants were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
          The warrants may be exercised in whole or in part at any time during the period from November 20, 2002 to November 20, 2006 by payment in cash of an amount determined by multiplying the exercise price by the number of shares of common stock as to which the warrants are being exercised. The warrants also contain a “net exercise” provision entitling the holder of the warrants to exercise the warrants by receiving shares of common stock equal to the value of the warrants being surrendered for exercise. Utilizing this net exercise feature, on March 30, 2006, Stonington surrendered 41,521 warrants for exercise and received 35,129 shares of common stock. No cash proceeds were received by Parallel. The common stock was issued in reliance upon the exemptions from registration contained in Section 3(a)(9) and Section 4(2) of the Securities Act.
ITEM 6. EXHIBITS
(a) Exhibits
          The following exhibits are filed herewith or incorporated by reference, as indicated:

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

(35)

No.	Description of Exhibit
4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock – 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

(36)

No.	Description of Exhibit
10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

(37)

No.	Description of Exhibit
10.20	Second Amendment and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.24	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.25	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.26	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.27	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.28	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.29	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

(38)

No.	Description of Exhibit
10.30	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.31	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.

(39)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION

BY: /s/ Larry C. Oldham

Date: May 10, 2006	Larry C. Oldham
President and Chief Executive Officer

Date: May 10, 2006	BY: /s/ Steven D. Foster

Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

No.	Description of Exhibit
Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

No.	Description of Exhibit
10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amendment and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.24	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.25	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.26	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

No.	Description of Exhibit
10.27	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.28	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.29	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.30	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.31	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Filed herewith.