Form 10-Q
period 2006-06-30
PARALLEL PETROLEUM CORP
filed 2006-08-09
CIK 750561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
     At August 3, 2006, 34,964,992 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

(ii)

Part I.  —  Financial Information
Item I.       Financial Statements
PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,333	$6,418
Accounts receivable:
Oil and natural gas	13,048	13,183
Other, net of allowance for doubtful account of $9	3,684	877
Affiliates	36	12

	16,768	14,072

Other current assets	4,278	2,364
Deferred tax asset	6,393	5,241

Total current assets	33,772	28,095

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $36,273 and $19,869 not subject to depletion)	412,762	303,819
Other	3,188	2,404

	415,950	306,223
Less accumulated depreciation, depletion and amortization	(101,254)	(90,826)

Net property and equipment	314,696	215,397
Restricted cash	274	2,640
Investment in pipelines and gathering system ventures	9,506	3,326
Other assets, net of accumulated amortization of $1,107 and $901	3,482	3,550

	$361,730	$253,008

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$26,349	$10,841
Asset retirement obligations	355	214
Derivative obligations	21,258	16,607

Total current liabilities	47,962	27,662

Revolving credit facility	123,500	50,000
Term Loan	50,000	50,000
Asset retirement obligations	4,065	2,281
Derivative obligations	26,721	25,527
Deferred tax liability	12,491	8,036

Total long-term liabilities	216,777	135,844

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — 6% convertible preferred stock — par value of $0.10 per share (liquidation preference of $10 per share), authorized 10,000,000 shares,	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 34,960,295 and 34,748,916	350	347
Additional paid-in capital	79,755	78,699
Retained earnings	20,974	16,899
Accumulated other comprehensive loss	(4,088)	(6,443)

Total stockholders’ equity	96,991	89,502

	$361,730	$253,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Oil and natural gas revenues:
Oil and natural gas sales	$29,594	$15,004	$52,870	$27,973
Loss on hedging	(3,252)	(2,741)	(5,985)	(5,296)

Total revenues	26,342	12,263	46,885	22,677

Cost and expenses:
Lease operating expense	3,741	2,178	7,316	4,736
Production taxes	1,468	701	2,578	1,281
General and administrative	2,613	1,408	4,742	3,036
Depreciation, depletion and amortization	6,140	2,773	10,428	5,055

Total costs and expenses	13,962	7,060	25,064	14,108

Operating income	12,380	5,203	21,821	8,569

Other income (expense), net:
Change in fair market value of derivative instruments	(5,493)	(6,063)	(10,207)	(23,696)
Gain (loss) on ineffective portion of hedges	52	(150)	195	(860)
Interest and other income	25	20	93	39
Interest expense	(3,158)	(868)	(5,599)	(2,041)
Other expense	(39)	(1)	(68)	(2)
Equity in loss of pipelines and gathering system ventures	(10)	(15)	(29)	(94)

Total other income (expense), net	(8,623)	(7,077)	(15,615)	(26,654)

Income (loss) before income taxes	3,757	(1,874)	6,206	(18,085)
Income tax benefit (expense), deferred	(1,293)	628	(2,131)	6,135

Net income (loss)	2,464	(1,246)	4,075	(11,950)
Cumulative preferred stock dividend	—	(128)	—	(271)

Net income (loss) available to common stockholders	$2,464	$(1,374)	$4,075	$(12,221)

Net income (loss) per common share:
Basic	$0.07	$(0.04)	$0.12	$(0.40)

Diluted	$0.07	$(0.04)	$0.11	$(0.40)

Weighted average common share outstanding:
Basic	34,940	31,967	34,896	30,341

Diluted	35,638	31,967	35,572	30,341

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(unaudited)
(dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$4,075	$(11,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	10,428	5,055
Accretion of asset retirement obligation	101	54
Deferred income tax	2,131	(6,135)
Change in fair value of derivatives instruments	10,207	23,696
(Gain) loss on ineffective portion of hedges	(195)	860
Stock option expense	292	70
Equity in loss of pipelines and gathering system ventures	29	94

Changes in assets and liabilities:
Other assets, net	718	123
Restricted cash	—	(149)
Increase in accounts receivable	(2,696)	(2,091)
Increase in other current assets	(457)	(11)
Increase in accounts payable and accrued liabilities	15,508	1,800
Federal tax deposit	(40)	—

Net cash provided by operating activities	40,101	11,416

Cash flows from investing activities:
Additions to oil and natural gas properties	(107,159)	(25,431)
Use of restricted cash for acquisition of oil and natural gas properties	2,366	2,287
Proceeds from disposition of oil and natural gas properties	41	2,828
Additions to other property and equipment	(784)	(299)
Settlements on derivative instruments	(2,651)	(1,570)
Purchase of derivative instruments	—	(35)
Investment in pipelines and gathering system ventures	(6,209)	(1,071)

Net cash used in investing activities	(114,396)	(23,291)

Cash flows from financing activities:
Net borrowings (payments) on revolving line of credit	73,500	(17,000)
Deferred financing cost	(56)	—
Proceeds (net) from common stock issued	—	27,743
Proceeds from exercise of stock options	766	378
Payment of preferred stock dividend	—	(271)

Net cash provided by financing activities	74,210	10,850

Net decrease in cash and cash equivalents	(85)	(1,025)

Cash and cash equivalents at beginning of period	6,418	4,781

Cash and cash equivalents at end of period	$6,333	$3,756

Non-cash financing and investing activities:
Oil and natural gas properties asset retirement obligations	$1,825	$65
Conversion of preferred stock	$—	$95
Other transactions:
Interest paid	$5,026	$2,290
The accompany notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$2,464	$(1,246)	$4,075	$(11,950)

Other comprehensive loss:
Unrealized losses on derivatives	(1,084)	(1,060)	(2,384)	(8,473)
Reclassification adjustments for losses on derivatives included in net income (loss)	3,230	2,788	5,951	5,418

Change in fair value of derivatives	2,146	1,728	3,567	(3,055)
Income tax benefit (expense)	(730)	(588)	(1,213)	1,038

Total other comprehensive income (loss)	1,416	1,140	2,354	(2,017)

Total comprehensive income (loss)	$3,880	$(106)	$6,429	$(13,967)

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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The standard amends SFAS 123 Accounting for Stock Based Compensation and concludes that services received from employees in exchange for stock-based compensation results is a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at grant date.
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

(5)

     For the six months ended June 30, 2006 and 2005, Parallel recognized compensation expense of approximately $0.35 million and $0.07 million, with a tax benefit of $0.12 million and $0.02 million, respectively, associated with its stock option grants.
     During the second quarter of 2006, Parallel determined that during 2003 approximately 30,000 options were awarded which were not available for issue under existing stock option plans. In June 2006, the Board of Directors approved a plan whereby these excess options will be repurchased by Parallel for cash totaling approximately $0.51 million. This amount was charged to expense during the second quarter of 2006.
     The following table presents the future stock-based compensation expense expected to be recognized over the vesting period of:

(in thousands)
Third quarter 2006	$143
Fourth quarter 2006	96
2007	324
2008 through 2011	338

Total	$901

     Nonvested options were 237,500 at June 30, 2006. During the six months ending June 30, 2006, options to purchase 176,250 shares of common stock were exercised; however, no options were granted, expired or forfeited.
     The fair value of each option award is estimated on the date of grant. The fair value of stock options granted prior to and remaining outstanding at January 1, 2006 and that had option shares subject to future vesting at that date was determined using the Black-Scholes option valuation method assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock. The expected term of the options granted used in the model represent the period of time that options granted are expected to be outstanding.

	2001	2005
Expected volatility	57.95%	54.20%
Expected dividends	0.00	0.00
Expected term (in years)	8	7
Risk-free rate	5.050%	4.200%
     A summary of the option activity as of June 30, 2006 is presented below:

			Wtd Avg.
			Remaining
		Wtd. Avg.	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding December 31, 2005	1,405	$5.22
Granted	—	$—
Exercised	(176)	$4.35
Surrendered	(30)	$3.09

Outstanding June 30, 2006	1,199	$5.40	5.9	$3,729

Exercisable at June 30, 2006	961	$3.99	4.5	$2,185

     The total aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $0.442 million and $0.216 million, respectively. There were no stock options granted for the six months ended June 30, 2006 and June 30, 2005.

(6)

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No 123(R) to options under our stock-based compensation plans in all periods presented.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share data)
Net income, as reported	$(1,246)	$(11,950)
Add:
Expense recorded in 2005, net of related tax effects	28	70
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23)	(71)

Pro forma net loss	$(1,241)	$(11,951)

Loss per share:
Basic — as reported	$(0.04)	$(0.40)

Basic — proforma	$(0.04)	$(0.40)

Diluted — as reported	$(0.04)	$(0.40)

Diluted — proforma	$(0.04)	$(0.40)

     We have outstanding stock options granted under three separate plans. Options expire 10 years from the date of grant and become exercisable at a rate of 10% each year under one and at a rate of 20% each year under the other two plans. The exercise price of the options is equal to the fair market value per share of common stock on the date of grant.
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
NOTE 3. CREDIT FACILITIES
     We have two separate credit facilities. Our Third Amended and Restated Credit Agreement or the “Revolving Credit Agreement”, dated as of December 23, 2005, with a group of bank lenders provides a revolving line of credit having a “borrowing base” limitation of $140.0 million at June 30, 2006. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At June 30, 2006, the principal amount outstanding under our revolving credit facility was $123.5 million, excluding $0.49 million reserved for our letters of credit. The second credit facility is a five year term loan facility provided to us under a Second Lien Term Loan Agreement (the “Second Lien Agreement”), dated as of November 15, 2005, with a group of banks and other lenders. At June 30, 2006, our term loan under this facility was fully funded in the principal amount of $50.0 million, which was outstanding on that same date.

(7)

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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At June 30, 2006, our weighted average base and LIBOR rates, plus margin, were 7.80% on $123.5 million.
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
     As of June 30, 2006 we were in compliance with our debt covenants.
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
     At June 30, 2006, our Libor interest rate, plus the applicable margin, was 9.9375% on $50.0 million.
     In the case of alternate base rate loans, interest is payable the last day of each March, June, September and December. In the case of LIBOR loans, interest is payable the last day of the tranche period not to exceed a three month period.

(8)

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
     As of June 30, 2006 we were in compliance with our debt covenants.
     Interest expense for the six months ending June 30, 2006, for both facilities, was approximately $5.6 million not including approximately $0.3 million for interest capitalized associated with drilling projects.
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
     In March 2006, we purchased additional interests in our Barnett Shale Gas Project located in Tarrant County, Texas. The additional interests were acquired from five unaffiliated parties for a total cash purchase price of approximately $5.5 million. In April 2006, we acquired an additional interest in the Barnett Shale Gas Project located in Tarrant County, Texas from one other unaffiliated third party for approximately $0.57 million.
     The table below reflects our consolidated pro forma results of operations for the three and six months ended June 30, 2006, compared to the actual consolidated results of operations for the same period ended June 30, 2005, assuming the 2006 acquisitions were consummated on January 1, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	2006	2005	2006	2005
	(in thousands, except per share data)
Oil and natural gas sales, net of hedge losses	$26,342	$13,968	$47,441	$26,120
Operating income	$12,380	$6,412	$22,141	$10,991
Net income (loss) available to common stockholder	$2,464	$(1,238)	$4,211	$(11,938)

Net income (loss) per common share:
Basic	$0.07	$(0.04)	$0.12	$(0.39)
Diluted	$0.07	$(0.04)	$0.12	$(0.39)
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

(9)

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
     At June 30, 2006, we had a cushion (i.e. the excess of the ceiling over our capitalized cost) in excess of $243.0 million. As a result, we were not required to record a reduction of our oil and natural gas properties under the full cost method of accounting at that time.
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the six month periods ended June 30, 2006 and 2005, overhead costs capitalized were approximately $0.83 million and $0.6 million, respectively.
NOTE 7. DERIVATIVE INSTRUMENTS
General
     We enter into derivative contracts to provide a measure of stability in the cash flows associated with our oil and natural gas production and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and natural gas prices and to limit variability in our cash interest payments. Our line of credit agreement as of June 30, 2006, required us to maintain derivative financial instruments which limit our exposure to fluctuating commodity prices covering at least 50% of our estimated monthly production of oil and natural gas extending 24 months into the future.
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
     As of June 30, 2006, we have recorded unrealized losses of $6.2 million ($4.1 million, net of tax) related to our derivative instruments designated as hedges, which represented the estimated aggregate fair values of our open hedge contracts as of that date. These unrealized losses are presented in stockholders’ equity in the Consolidated Balance Sheet as accumulated other comprehensive loss.
     Derivative contracts not designated as hedges are “marked-to-market” at each period end and the increases or decreases in fair values recorded to earnings. No derivative instruments entered into subsequent to June 30, 2004 have been designated as cash flow hedges.

(10)

     We are exposed to credit risk in the event of nonperformance by the counterparty to these contracts, BNP Paribas and Citibank, N.A. However, we periodically assess the creditworthiness of the counterparty to mitigate this credit risk.
Interest Rate Sensitivity
     We entered into fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contracts. These interest rate swaps are treated as cash flow hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and are on $10.0 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our borrowing under the Credit Agreement, but due to the interest rate swaps, we have fixed the rate at 4.05%. As of June 30, 2006, the fair market value of these interest rate swaps was $0.07 million.
     As of June 30, 2006, we had also employed additional fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.
     The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of June 30, 2006.

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
July 1, 2006 thru December 31, 2006(1)	$10	4.05%	$70
July 1, 2006 thru December 31, 2006	$90	4.41%	486
January 1, 2007 thru December 31, 2007	$100	4.62%	850
January 1, 2008 thru December 31, 2008	$100	4.86%	572
January 1, 2009 thru December 31, 2009	$50	5.06%	195
January 1, 2010 thru October 31, 2010	$50	5.15%	141

Total Fair Market Value			$2,314

(1)	Designated as cash flow hedge.
Commodity Price Sensitivity
     Except for the one commodity swap noted in the table below under Commodity Swaps that is designated as a hedge, all of our commodity derivatives are accounted for using “mark-to-market” accounting as prescribed in SFAS 133.
     Put Options. In 2005 we purchased put options or “floors” on volumes of 3,000 MMBtu per day for a total of 642,000 MMBtu during the seven month period from April 1, 2006 through October 31, 2006 at an average floor price of $7.17 per MMBtu for a total consideration of approximately $0.23 million. The remaining put options volumes of 369,000 MMBtu have a fair market value of $0.6 million as of June 30, 2006.
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.

(11)

     A summary of our collar positions at June 30, 2006 is as follows:

					Houston Ship
		NyMex Oil Prices			Channel Gas Prices		WAHA Gas Prices
	Barrels of			MM Btu of					Fair Market
Period of Time	Oil	Floor	Cap	Natural Gas	Floor	Cap	Floor	Cap	Value
									($ in thousands)
July 1, 2006 thru December 31, 2006	145,000	$48.32	$76.07	—	$—	$—	$—	$—	$(1,186)
July 1, 2006 thru October 31, 2006	—	$—	$—	246,000	$7.50	$13.90	$—	$—	464
July 1, 2006 thru October 31, 2006	—	$—	$—	123,000	$—	$—	$9.00	$14.55	425
January 1, 2007 thru December 31, 2007	219,000	$52.50	$83.00	—	$—	$—	$—	$—	(785)
April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	$—	$—	(48)
January 1, 2008 thru December 31, 2008	109,800	$55.00	$76.50	—	$—	$—	$—	$—	(510)
January 1, 2009 thru December 31, 2009	91,250	$55.00	$73.00	—	$—	$—	$—	$—	(436)
January 1, 2010 thru October 31, 2010	76,000	$55.00	$71.00	—	$—	$—	$—	$—	(338)

Total Fair Market Value									$(2,414)

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
     A recap for the period of time, number of barrels and swap prices are as follows:

		Nymex Oil	Fair Market
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
July 1, 2006 thru December 20, 2006(1)	129,750	$23.04	$(6,694)
July 1, 2006 thru December 31, 2006	92,000	$36.35	(3,544)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(18,620)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(15,829)

Total fair market value			$(44,687)

(1)	Designated as a cash flow hedge.
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

(12)

     The following table provides the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)
Basic EPS Computation:
Numerator-
Income (loss)	$2,464	$(1,246)	$4,075	$(11,950)
Preferred stock dividend	—	(128)	—	(271)

Income (loss) available to common stockholders	$2,464	$(1,374)	$4,075	$(12,221)

Denominator-
Weighted average common shares outstanding	34,940	31,967	34,896	30,341

Basic EPS:
Income (loss) per share	$0.07	$(0.04)	$0.12	$(0.40)

Diluted EPS Computation:
Numerator-
Income (loss)	$2,464	$(1,246)	$4,075	$(11,950)
Preferred stock dividend	—	(128)	—	(271)

Income (loss) available to common stockholders	$2,464	$(1,374)	$4,075	$(12,221)

Denominator -
Weighted average common shares outstanding	34,940	31,967	34,896	30,341
Employee stock options	591	—	571	—
Warrants	107	—	105	—
Preferred stock	—	—	—	—

Weighted average common shares for diluted earnings per share assuming conversion	35,638	31,967	35,572	30,341

Diluted EPS:
Income (loss) per share	$0.07	$(0.04)	$0.11	$(0.40)

     Some stock options and the convertible preferred stock outstanding were not included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2005 because Parallel had a net loss from continuing operations and, therefore, the effect would be antidilutive.
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

(13)

     The following table summarizes our asset retirement obligation transactions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Beginning asset retirement obligation	$4,279	$2,112	$2,495	$2,132

Additions related to new properties	83	109	191	128

Revisions in estimated cash flows	(1)	4	1,663	2

Deletions related to property disposals	(10)	(2)	(30)	(65)

Accretion expense	69	28	101	54

Ending asset retirement obligation	$4,420	$2,251	$4,420	$2,251

NOTE 10. INVESTMENT IN GAS GATHERING SYSTEM
     Parallel has invested $2.9 million in an unincorporated joint venture which is constructing and will operate a gas gathering system in Chavez County, New Mexico. Parallel owns approximately 76.5% of the joint venture interest. Under the joint venture agreement, the joint venture is controlled by a management committee made up of Parallel and the two remaining investors in the joint venture. All significant actions of the joint venture must be approved by a vote representing a majority of the joint venture ownership interest plus one other management committee member. Therefore, either Parallel or the remaining two joint venturers acting in concert have the power to veto any matter. As a result of this voting arrangement, Parallel does not have effective voting control and, therefore, Parallel’s investment in the joint venture is accounted for by the equity method.
NOTE 11. COMMITMENTS AND CONTINGENCIES
     On December 30, 2005, Parallel was named as a defendant in a lawsuit filed in the 352nd Judicial District Court of Tarrant County, Texas, Cause No. 352-215616-05, AFE Oil and Gas, L.L.C. (aka AFE Oil and Gas, LLC) v. Premium Resources II, L.P., Premium Resources, Inc., Danay Covert, Nick Morris, William D. Middleton, Dale Resources, L.L.C., and Parallel Petroleum, Inc.
     In this suit, the plaintiff alleges breach of fiduciary duty, fraud and conspiracy to defraud, breach of contract, constructive trust, suit to remove cloud from title, declaratory judgment, alter ego, and statutory fraud and seeks recovery of an unspecified amount of actual damages, special damages, consequential damages, exemplary damages, attorneys’ fees, pre-judgment and post-judgment interest and costs. Generally, the plaintiff alleges that it owns a 5.5% overriding royalty interest in certain oil and gas properties known as the “Square Top LP” and the “West Fork LP” leases located in Tarrant County, Texas. The plaintiff alleges that the defendants (other than Dale Resources and Parallel) wrongfully and intentionally allowed these original oil and gas leases to terminate; causing the termination of plaintiff’s overriding royalty interest in each lease. The plaintiff further alleges that the defendants (other than Dale Resources and Parallel) failed to drill wells necessary to maintain the original leases in force and that after the original leases were allowed to terminate, the defendants (other than Dale Resources and Parallel) then acquired new oil and gas leases covering these same oil and gas properties, which were subsequently assigned to Dale Resources. Thereafter, Dale Resources allegedly assigned a portion of these new leases to Parallel.
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

(14)

become subject to forfeiture. Based on the information known to date, Parallel has not established a reserve for this matter.
     We are not aware of any other threatened litigation and we have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.
     Effective January 1, 2005, we established a 401(k) Plan and Trust for eligible employees. Employees may not participate in the former SEP plan with the establishment of the 401(k) Plan and Trust. As of the six months ending June 30, 2006 and 2005 Parallel had made contributions to the 401(k) Plan and Trust of approximately $0.11 million and $0.08 million, respectively.
NOTE 12. SUBSEQUENT EVENTS
     We announced on July 12, 2006 that we had entered into collars covering approximately 1.17 million barrels of oil associated with our estimated proved developed producing reserves. BNP Paribas and Citibank, NA are the counterparties for these derivatives, which are West Texas Intermediate (WTI) costless collars with $65.00 floors and caps ranging from $92.00 to $79.60 for the period October 2006 thru October 2010. These collars have not been designated as hedges.

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

(15)

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

(16)

     For the three months ended June 30, 2006 the sale price we received for our crude oil production (excluding hedges) averaged $63.17 per barrel compared with $46.97 per barrel for the three months ended June 30, 2005. The average sales price we received for natural gas for the three months ended June 30, 2006 (excluding hedges), was $6.25 per Mcf compared with $6.78 per Mcf for the three months ended June 30, 2005. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 18. Hedge costs for oil and natural gas were $3.3 million and $2.7 million for the three months ended June 30, 2006 and June 30, 2005, respectively. The hedge gain (loss) associated with the ineffective portion of our hedges increased $0.2 million to a gain of approximately $0.05 million in the three months ended June 30, 2006 compared to a loss of approximately ($0.2 million) for the three months ended June, 2005. The reduction in ineffectiveness is caused by a reduction of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. The majority of our oil is West Texas Sour. Actual gains or losses may increase or decrease until settlement of these contracts.
     For the six months ended June 30, 2006, the sale price we received for our crude oil production (excluding hedges) averaged $60.56 per barrel compared with $46.15 per barrel for the six months ended June 30, 2005. The average sales price we received for natural gas for the six months ended June 30, 2006 and June 30, 2005 (excluding hedges), was $6.42. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 18. Hedge costs for oil and natural gas were $6.0 million and $5.3 million for the six months ended June 30, 2006 and June 30, 2005, respectively. The hedge gain (loss) associated with the ineffective portion of our hedges increased $1.1 million to a gain of approximately $0.2 million in the six months ended June 30, 2006 compared to a loss of approximately ($0.86 million) for the six months ended June 30, 2005. The reduction in ineffectiveness is caused by a reduction of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. The majority of our oil is West Texas Sour. Actual gains or losses may increase or decrease until settlement of these contracts.
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
     Depletion of the capitalized costs of oil and natural gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and natural gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and natural gas properties being depleted. Depletion per BOE at June 30, 2006 and 2005 was $9.74 and $7.51 respectively.
Results of Operations
     Our business activities are characterized by frequent, and sometimes significant, changes in our:
•	reserve base;

•	sources of production;

•	product mix (gas versus oil volumes); and

•	the prices we receive for our oil and natural gas production.

(17)

     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three and six months ended June 30, 2006 and June 30, 2005.

	Three Months Ended		Six Months Ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
	(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	298	218	566	425
Natural gas (Mcf)	1,726	700	2,893	1,302
BOE(1)	586	335	1,048	642
BOE per day	6.4	3.7	5.8	3.5

Sales Prices:
Oil (per Bbl)(2)	$63.17	$46.97	$60.56	$46.15
Natural gas (per Mcf)(2)	$6.25	$6.78	$6.42	$6.42
BOE price (2)	$50.56	$44.77	$50.43	$43.57
BOE price(3)	$45.01	$36.60	$44.72	$35.32

Operating Revenues
Oil	$18,802	$10,259	$34,284	$19,618
Oil hedge	(3,252)	(2,741)	(5,985)	(5,095)
Natural gas	10,792	4,745	18,586	8,355
Natural gas hedge	—	—	—	(201)

	$26,342	$12,263	$46,885	$22,677

Operating Expenses:
Lease operating expense	$3,741	$2,178	$7,316	$4,736
Production taxes	1,468	701	2,578	1,281
General and administrative:
General and administrative	1,523	859	2,657	1,828
Public reporting	1,090	549	2,085	1,208
Depreciation, depletion and amortization	6,140	2,773	10,428	5,055

	$13,962	$7,060	$25,064	$14,108

Operating income	$12,380	$5,203	$21,821	$8,569

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2)	Unhedged price is the actual price received at the wellhead for our oil and natural gas.

(3)	Hedged price is the actual price received at the wellhead for our oil and natural gas plus or minus the settlements on our derivatives.

(18)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended June 30, 2006 and June 30, 2005.
     Oil and Gas Revenues

	Revenues(1)		Production
	2006	2005	2006	2005
Oil (Bbls)	59%	61%	51%	65%
Natural gas (Mcf)	41%	39%	49%	35%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
     The following table outlines the detail of our operating revenues for the following periods.

	Three Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
		(in thousands except per unit data)
Production Volumes
Oil (Bbls)	298	218	80	37%
Natural gas (Mcf)	1,726	700	1,026	147%
BOE	586	335	251	75%
BOE/Day	6.4	3.7	2.7	74%

Sales Price
Oil (per Bbl)(1)	$63.17	$46.97	$16.20	34%
Natural gas (per Mcf)(1)	$6.25	$6.78	$(0.53)	(8)%
BOE price(1)	$50.56	$44.77	$5.79	13%
BOE price(2)	$45.01	$36.60	$8.41	23%

Operating Revenues
Oil	$18,802	$10,259	$8,543	83%
Oil hedges	$(3,252)	$(2,741)	$511	19%
Natural gas	$10,792	$4,745	$6,047	127%

Total	$26,342	$12,263	$14,079	115%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, increased $8.5 million or 83% for the three months ended June 30, 2006 compared to the same period of 2005. Oil production volumes increased 37% which was primarily due to the Harris Field acquisition and drilling programs in the Carm-Ann San Andres Field/N. Means Queen Unit and the Diamond M Property. The increase in oil production increased revenue approximately $3.7 million for 2006. Wellhead average realized crude oil prices increased $16.20 per Bbl or 34% to $63.17 per Bbl for 2006 compared to 2005. The increase in oil price increased revenue approximately $4.8 million for 2006.
     Natural gas revenues, excluding hedges, increased $6.1 million or 127% for the three months ended June 30, 2006 compared to the same period of 2005. Natural gas production volumes increased 147% primarily due to the drilling program in the Barnett Shale in north Texas, New Mexico area and the Wilcox natural gas discovery in south Texas. The increase in natural gas volumes increased revenue approximately $7.0 million for 2006. Average

(19)

realized wellhead natural gas prices decreased 8% or $0.53 per Mcf to $6.25 per Mcf. The decrease in natural gas prices had a negative effect on revenues of approximately $0.9 million for the three months ending June 30, 2006.
     Losses on oil hedges increased $0.5 million or 19% for 2006 compared to 2005 due to the increase in oil prices. On a BOE basis, hedges accounted for a realized loss of $5.55 per BOE in 2006 compared to $8.17 per BOE in 2005. We have hedged certain oil volumes to try and mitigate price changes in our oil movements and to meet the requirements under our loan facility. BOE production increased 251 BOE or 75% for 2006 compared to the same period in 2005.
     Cost and Expenses

	Three months ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in thousands)
Lease operating expense	$3,741	$2,178	$1,563	72%
Production taxes	1,468	701	767	109%
General and administrative:
General and administrative	1,523	859	664	77%
Public reporting	1,090	549	541	99%

Total general and administrative	2,613	1,408	1,205	86%

Depreciation, depletion and amortization	6,140	2,773	3,367	121%

Total	$13,962	$7,060	$6,902	98%

     Lease operating costs increased approximately $1.6 million, or 72%, to $3.7 million during the three months ended June 30, 2006 compared with $2.2 million for the same period of 2005. The increase in lease operating expense is primarily due to increased well count due to our drilling program in the Diamond M Deep, Cam-Ann San Andres Field/ N. Means Queen Unit and Barnett Shale Fields as well as the acquisition of the Harris Field, and increased ad valorem taxes. Lifting costs were $6.38 per BOE in 2006 compared to $6.50 per BOE in 2005. As we continue to exploit and develop our long-life Permian Basin oil properties (Fullerton, Carm-Ann, Harris and Diamond M), we expect that lifting costs will continue around the same level or decline due to increased efficiencies on oil properties and increased development of gas properties which have lower lifting costs. The lifting costs per BOE are also expected to be reduced by the development of natural gas properties in the Barnett Shale and New Mexico.
     Production taxes increased 109% or $0.8 million in 2006, associated with an increase in revenues of $14.6 million. Production taxes in future periods will be a function of product mix, production volumes and product prices.
     General and administrative expenses in total increased 86% or $1.2 million in 2006 compared to 2005. Included in our total general and administrative expenses is public reporting cost which increased 99% or $0.5 million. Public reporting increased due to increases in investor relation presentations including road shows and the annual stockholder meeting. In addition public reporting also experienced increases in director stock option expenses as well as employee compensation related expenditures. The remainder of the increase in general and administrative costs is due to employee compensation and related benefit costs. During the second quarter of 2006, we determined that during 2003 approximately 30,000 options were awarded which were not available for issue under existing stock option plans. In June 2006, the Board of Directors approved a plan whereby these excess options would be repurchased for cash totaling approximately $0.5 million. This amount was charged to expense during the second quarter of 2006. General and administrative expenses capitalized to the full cost pool were $0.4 million for 2006 compared to $0.3 million in 2005. On a BOE basis, general and administrative costs were $2.60 per BOE in 2006 compared to $2.56 per BOE in 2005, while public reporting costs were $1.86 per BOE and $1.64 per BOE for the same period. General and administrative expenses will increase in 2006 in association with the reporting requirements and operational support.

(20)

     Depreciation, depletion and amortization expense increased 121% or $3.4 million for 2006 compared to 2005. Depreciation, depletion and amortization per BOE was $10.49 for 2006 and $8.28 for 2005. This increase is attributable to increased drilling costs and producing property purchases. Depletion costs are highly correlated with production volumes and capital expenditures. Fiscal year 2006 depletion will increase with increased production volumes and capital expenditures.
     Other income (expense)

	Three months ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in thousands)
Change in fair market value of derivatives	$(5,493)	$(6,063)	$(570)	(9)%
Gain (loss) on ineffective portion of hedges	52	(150)	202	135%
Interest and other income	25	20	5	25%
Interest expense, net	(3,158)	(868)	2,290	264%
Other expense	(39)	(1)	38	3,800%
Equity in loss of pipelines and gathering system ventures	(10)	(15)	(5)	(33)%

Total	$(8,623)	$(7,077)	$1,546	22%

     The loss associated with the change in fair market value of derivatives decreased by $0.6 million in 2006 compared to 2005. While the gain associated with the ineffective portion of our hedges increased $0.2 million for 2006 compared to 2005. Crude oil prices continued to increase into the second quarter of 2006. Meanwhile natural gas prices went in the opposite direction and continued their decrease in the second quarter of 2006. Our total volumes designated as cash flow hedges decreased in 2006 compared to 2005. This resulted in a gain in the ineffectiveness for the 2006 although the spread between sweet and sour crude was wider. The actual gain or loss may increase or decrease until settlement of these contracts.
     Interest expense increased with the increase of debt from approximately $62.0 million at June 30, 2005 to $173.5 million at June 30, 2006 along with an increase of our loan interest rate for 2006. Capitalized interest on work in progress decreased interest expense by $0.3 million in 2006, an increase of $0.25 million compared to 2005.
     Income tax expense was $1.3 million in 2006 compared to a benefit of $0.6 million in 2005. Income tax expense for 2006 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     We had basic net earnings per share of $.07 and net loss of $.04 and diluted net earnings per share of $.07 and net loss of $.04 for 2006 and 2005, respectively. Basic weighted average common shares outstanding increased from 32.0 million shares in 2005 to 34.9 million shares in 2006. The increase in common shares is due to the redemption of preferred shares to common shares in June of 2005. The stock options and the convertible preferred stock outstanding were not included in the computation of diluted net earnings (loss) per share for the second quarter 2005 because we had a net loss and the effect would be antidilutive.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the six months ended June 30, 2006 and June 30, 2005.
     Oil and Gas Revenues

	Revenues(1)		Production
	2006	2005	2006	2005
Oil (Bbls)	60%	64%	54%	66%
Natural gas (Mcf)	40%	36%	46%	34%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions

(21)

     The following table outlines the detail of our operating revenues for the following periods.

	Six Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	566	425	141	33%
Natural gas (Mcf)	2,893	1,302	1,591	122%
BOE	1,048	642	406	63%
BOE/Day	5.8	3.5	2.3	65%

Sales Price
Oil (per Bbl)(1)	$60.56	$46.15	$14.41	31%
Natural gas (per Mcf)(1)	$6.42	$6.42	$—	0%
BOE price(1)	$50.43	$43.57	$6.86	16%
BOE price(2)	$44.72	$35.32	$9.40	27%

Operating Revenues
Oil	$34,284	$19,618	14,666	75%
Oil hedges	$(5,985)	$(5,095)	890	17%
Natural gas	$18,586	$8,355	10,231	122%
Natural gas hedges	$—	$(201)	(201)	100%

Total	$46,885	$22,677	24,208	107%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, increased $14.7 million or 75% for the six months ended June 30, 2006 compared to the same period of 2005. Oil production volumes increased 33% primarily due to the acquisition of the Harris Field and the drilling programs in the Cam-Ann San Andres Field/N. Means Queen Unit and the Diamond M properties. The increase in oil production increased revenue approximately $6.5 million for 2006. Wellhead average realized crude oil prices increased $14.41 per Bbl or 31% to $60.56 per Bbl for 2006 compared to 2005. The increase in oil price increased revenue approximately $8.2 million for 2006.
     Natural gas revenues, excluding hedges, increased $10.2 million or 122% for the six months ended June 30, 2006 compared to the same period of 2005. Natural gas production volumes increased 122% primarily due to added production from new wells in New Mexico, Barnett Shale of north Texas and the Wilcox discovery in south Texas. The increase in natural gas volumes increased revenue approximately $10.2 million for 2006. Average realized wellhead natural gas prices per Mcf of $6.42 remained flat.
     Losses on oil hedges increased $0.9 million or 17% for 2006 compared to 2005 due to the increase in oil prices. Natural gas hedge losses were $0.2 million in 2005. On a BOE basis, hedges accounted for a realized loss of $5.71 per BOE in 2006 compared to $8.25 per BOE in 2005. We have hedged certain oil and natural gas volumes to try and mitigate price changes in our oil and natural gas movements and to meet the requirements under our loan facility.

(22)

Cost and Expenses

	Six months ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in thousands)
Lease operating expense	$7,316	$4,736	$2,580	54%
Production taxes	2,578	1,281	1,297	101%
General and administrative:
General and administrative	2,657	1,828	829	45%
Public reporting	2,085	1,208	877	73%

Total general and administrative	4,742	3,036	1,706	56%

Depreciation, depletion and amortization	10,428	5,055	5,373	106%

Total	$25,064	$14,108	$10,956	78%

     Lease operating costs increased approximately $2.6 million, or 54%, to $7.3 million during the six months ended June 30, 2006 compared with $4.7 million for the same period of 2005. The increase in lease operating expense is primarily due to increased well count due to our drilling program in the Diamond M, Carm-Ann San Andres Field/N. Means Queen Unit and Barnett Shale Field as well as the acquisition of the Harris Field, and increased ad valorem taxes. Lifting costs were $6.98 per BOE in 2006 compared to $7.38 per BOE in 2005. As we continue to exploit and develop our long-life Permian Basin oil properties (Fullerton, Carm-Ann, Harris and Diamond M), we expect that lifting costs will continue around the same level or decline due to increased efficiencies on oil properties and increased development of gas properties which have lower lifting costs. The lifting costs are also expected to be reduced by the development of natural gas properties in the Barnett Shale and New Mexico.
     Production taxes increased 101% or $1.3 million in 2006, associated with an increase in revenues of $24.9 million. Production taxes in future periods will be a function of product mix, production volumes and product prices.
     General and administrative expenses in total increased 56% or $1.7 million in 2006 compared to 2005. Included in our total general and administrative expenses is public reporting cost which increased 73% or $0.9 million. Public reporting increased due to increases in investor relation presentations including road shows and the stockholder meeting. In addition public reporting also experienced increases in director stock option expenses as well as employee compensation related expenditures. The remainder of the increase in general and administrative costs is due to employee compensation and related benefit costs. During the second quarter of 2006, we determined that during 2003 approximately 30,000 options were awarded which were not available for issue under existing stock option plans. In June 2006, the Board of Directors approved a plan whereby these excess options would be repurchased for cash totaling approximately $0.5 million. This amount was charged to expense during the second quarter of 2006. General and administrative expenses capitalized to the full cost pool were $0.8 million for 2006 compared to $0.6 million in 2005. On a BOE basis, general and administrative costs were $2.53 per BOE in 2006 compared to $2.85 per BOE in 2005, while public reporting costs were $1.99 per BOE and $1.88 per BOE for the same period. General and administrative expenses will increase in 2006 in association with the reporting requirements and operational support.
     Depreciation, depletion and amortization expense increased 106% or $5.4 million for 2006 compared to 2005. Depreciation, depletion and amortization per BOE was $9.95 for 2006 and $7.87 for 2005. This increase is attributable to increased drilling costs and producing property purchases. Depletion costs are highly correlated with production volumes and capital expenditures. Fiscal year 2006 depletion will increase with increased production volumes and capital expenditures.

(23)

Other income (expense)

	Six months ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in thousands)
Change in fair market value of derivatives	$(10,207)	$(23,696)	$(13,489)	(57)%
Gain (loss) on ineffective portion of hedges	195	(860)	1,055	123%
Interest and other income	93	39	54	138%
Interest expense, net	(5,599)	(2,041)	3,558	174%
Other expense	(68)	(2)	66	3,300%
Equity in loss of pipelines and gathering system ventures	(29)	(94)	(65)	(69)%

Total	$(15,615)	$(26,654)	$(11,039)	41%

     The loss associated with the change in fair market value of derivatives decreased by $13.5 million in 2006 compared to 2005. While the gain associated with the ineffective portion of our hedges increased $1.1 million for 2006 compared to 2005. Crude oil prices continued to increase in 2006. Meanwhile natural gas prices went in the opposite direction and continued their decrease in 2006. Our total volumes designated as cash flow hedges decreased in 2006 compared to 2005. This resulted in a gain in the ineffectiveness for the 2006 although the spread between sweet and sour crude was wider. The actual gain or loss may increase or decrease until settlement of these contracts.
     Interest expense increased with the increase of debt from approximately $62.0 million at June 30, 2005 to $173.5 million at June 30, 2006 along with an increase of our loan interest rate for 2006. Capitalized interest on work in progress decreased interest expense by $0.3 million in 2006, an increase of $0.25 million compared to 2005.
     Income tax expense was $2.1 million in 2006 compared to a benefit of $6.1 million in 2005. Income tax expense for 2006 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     We had basic net earnings per share of $.12 and net loss of $.40 and diluted net earnings per share of $.11 and net loss of $.40 for 2006 and 2005, respectively. Basic weighted average common shares outstanding increased from approximately 30.0 million shares in 2005 to approximately 34.9 million shares in 2006. The increase in common shares is due to the conversion of preferred shares into common shares in June, 2005 and our sale of common stock in February 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Working capital decreased approximately $14.6 million as of June 30, 2006 compared with December 31, 2005. Current liabilities exceeded current assets by $14.2 million at June 30, 2006. The working capital decrease was due to the increased current maturity of derivative obligations and increases in payables associated with our accelerated drilling program for 2006.
     We incurred net property costs of $111.7 million for the six months ended June 30, 2006 compared to $21.7 million for the same period in 2005. The increase is primarily related to our accelerated budget and the Harris and Barnett Shale acquisitions. Our property expenditures were $104.8 million for the first six months of 2006 partially offset by restricted cash utilized for property purchases. Included in our increased property basis for the six months of 2006 and 2005 were net asset retirement costs of approximately $1.8 million and $0.07 million, respectively (see Note 9 to Consolidated Financial Statements). Our property leasehold acquisition, development and enhancement activities were financed by our bank borrowings, the utilization of cash flows provided by operations and cash on hand.
     Stockholders’ equity is $97.0 million for June 30, 2006 compared to $89.5 million at December 31, 2005 an increase of 8%. The increase is primarily attributable to a reduction in accumulated comprehensive loss of $2.4 million related to our derivative instruments (see Note 7 to Consolidated Financial Statements) and net income of $4.1 million.

(24)

     Historically, we have funded our operations, capital requirements and interest expense requirements with cash flows from our oil and natural gas properties, bank borrowings and proceeds from sales of our equity securities. Although we expect these same capital resources to support our future activities, we continually review and consider alternative methods of financing.
Bank Borrowings
     We have two separate credit facilities. Our Third Amended and Restated Credit Agreement (or the “Revolving Credit Agreement”), dated as of December 23, 2005, with a group of bank lenders provides a revolving line of credit having a “borrowing base” limitation of $140.0 million at June 30, 2006. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At June 30, 2006, the principal amount outstanding under our revolving credit facility was $123.5 million, excluding $0.49 million reserved for our letters of credit. The second credit facility is a five year term loan facility provided to us under a Second Lien Term Loan Agreement (the “Second Lien Agreement”), dated as of November 15, 2005, with a group of banks and other lenders. At June 30, 2006, our term loan under this facility was fully funded in the principal amount of $50.0 million, which was outstanding on that same date.
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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At June 30, 2006, our weighted average base and LIBOR rates, plus margin, were 7.8% on $123.5 million.
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
     As of June 30, 2006, we were in compliance with our debt covenants.

(25)

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
     At June 30, 2006, our Libor interest rate, plus the applicable margin, was 9.9375% on $50.0 million.
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
     As of June 30, 2006 we were in compliance with our debt covenants.
     Interest expense for the six months ending June 30, 2006, for both facilities, was approximately $5.6 million not including approximately $0.3 million for interest capitalized associated with drilling projects.
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

(26)

Ineffective portions of cash flow hedges (changes in the fair value of derivative instruments due to changes in realized prices that do not match the changes in the hedge price) are recognized in gain (loss) on ineffective portion of hedges as they occur. While the cash flow hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract. As of June 30, 2006, we had designated as cash flow hedges of 750 Bbls per day of production from July 1, 2006 through December 20, 2006. All other commodity derivative trades are accounted for by “mark-to-market” accounting whereby changes in fair value are charged to earnings. Changes in the fair value of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in the “Other income (expense), net” section of this statement. To the extent these trades relate to production in 2006 and beyond and oil prices increase, we report a loss currently, but if there is no further change in prices, our net earnings will be correspondingly higher (than if there had been no price increase) when the production is sold.
     Under cash flow hedge accounting for interest rates, the quarterly change in the fair value of the derivative is recorded in stockholders’ equity as other comprehensive income (loss). The gain or loss is transferred, on a contract by contract basis, to interest expense as the interest accrues. Ineffective portions of cash flow hedges are recognized in other expense as they occur. As of June 30, 2006, the floating interest rate on $10.0 million of the Bank Borrowings in 2006 was hedged. All other interest rate swaps that have been entered into are accounted for by “mark-to-market” accounting as prescribed by SFAS 133.
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
The following table is a summary of significant contractual obligations as of June 30, 2006:

	Obligation Due in Period
	Six months
	ending
	December 31,	Periods ended December 31,				After
Contractual Cash Obligations	2006	2007	2008	2009	2010	5 years	Total
	(in thousands)
Revolving Credit Facility (secured)(1)	$4,856	$9,633	$9,659	$9,633	$131,523	$—	$165,304
Second Lien Term Loan Agreement(2)	2,505	4,969	4,982	4,969	54,342	—	71,767
Office Lease (Dinero Plaza)	97	204	210	216	36	—	763
Andrews and Snyder Field Offices(3)	11	23	14	14	14	—	76
Asset retirement obligations(4)	300	82	58	253	567	3,160	4,420
Derivative Obligations	11,424	19,442	16,339	436	338	—	47,979
Drilling Contract	515	764	—	—	—	—	1,279

Total	$19,708	$35,117	$31,262	$15,521	$186,820	$3,160	$291,588

(27)

(1)	Outstanding principal of $123.5 million due October 31, 2010 and estimated interest obligation calculated using the weighted average rate at June 30, 2006 of 7.8%

(2)	Outstanding principal of $50.0 million due November 15, 2010 and estimated interest obligation calculated using the LIBOR rate at June 30, 2006 of 9.9375%

(3)	The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working interest owner in the Diamond “M” project. The Andrews field office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(4)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.
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

(28)

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
     During fiscal year 2005 the average realized sales price for our oil and natural gas was $51.57 (unhedged) per BOE. For the six months ended June 30, 2006, our average realized price was $50.43 (unhedged) per BOE.
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

(29)

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following quantitative and qualitative information is provided about market risks and derivative instruments to which Parallel was a party at June 30, 2006, and from which Parallel may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.
Interest Rate Sensitivity as of June 30, 2006
     Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in June, 2006. You should read Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

	2006	2007	2008	2009	2010	Total
	(in thousands, except interest rates)
Revolving Facility (secured)	$—	$—	$—	$—	$123,500	$123,500
Average interest rate	7.80%	7.80%	7.80%	7.80%	7.80%
Term Loan (Second Lien)	$—	$—	$—	$—	$50,000	$50,000
Average interest rate	9.94%	9.94%	9.94%	9.94%	9.94%

(30)

     At June 30, 2006, we had bank loans in the amount of approximately $123.5 million outstanding on our revolving credit facility at a weighted average interest rate of 7.8% and approximately $50.0 million outstanding on our term loan at an interest rate of 9.9375%. Under our revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.00% to 2.50% per annum, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 5.00%.
     As of June 30, 2006, we employed fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contract. These interest rate swaps are treated as a cash flow hedge as defined in SFAS 133, and are on $10.0 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our Bank Borrowings, but due to the interest rate swaps, we have fixed the rate at 4.05%. Under the terms of these contracts, in periods during which the fixed interest rate stated in the agreement exceeds the variable rate (which is based on the 90-day LIBOR rate), we pay to the counterparty an amount determined by applying this excess fixed rate to the notional amount of the contract. In periods when the variable rate exceeds the fixed rate stated in the respective swap contract, the counterparty pays an amount to us determined by applying the excess of the variable rate over the stated fixed rate. As of June 30, 2006, the fair market value of these interest rate swaps was a gain of $0.07 million.
     As of June 30, 2006, we had also employed additional fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.
     A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at June 30, 2006 follows:

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
July 1, 2006 thru December 31, 2006(1)	$10	4.05%	$70
July 1, 2006 thru December 31, 2006	$90	4.41%	486
January 1, 2007 thru December 31, 2007	$100	4.62%	850
January 1, 2008 thru December 31, 2008	$100	4.86%	572
January 1, 2009 thru December 31, 2009	$50	5.06%	195
January 1, 2010 thru October 31, 2010	$50	5.15%	141

Total Fair Market Value			$2,314

(1)	Designated as cash flow hedge.
Commodity Price Sensitivity as of June 30, 2006
     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $36.43 per barrel to a high of $65.63 per barrel during 2005. Natural gas prices we received during 2005 ranged from a low of $2.22 per Mcf to a high of $15.43 per Mcf. During 2006 oil prices ranged from a low of $51.65 to a high of $68.35. Natural gas prices we received during 2006 ranged from a low of $1.09 per Mcf to a high of $15.11 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of June 30, 2006, we had employed costless collars, collars, and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection

(31)

against this price volatility, all but two of these contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
     As of June 30, 2006, we had commodity swap contracts designated as cash flow hedges totaling 750 Bbls per day from July 1, 2006 through December 20, 2006 at a NYMEX swap price of $23.04 per Bbl.
     A description of our active commodity derivative contracts as of June 30, 2006 follows:
     Put Options. In 2005 we purchased put options or “floors” on volumes of 3,000 MMBtu per day for a total of 642,000 MMBtu during the seven month period from April 1, 2006 through October 31, 2006 at an average floor price of $7.17 per MMBtu for a total consideration of approximately $0.23 million. The remaining put options volumes of 369,000 MMBtu have a fair market value of $0.6 million as of June 30, 2006.
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     A summary of our collar positions at June 30, 2006 is as follows:

		NyMex Oil Prices			Houston Ship Channel Gas Prices		WAHA Gas Prices
	Barrels of			MM Btu of					Fair Market
Period of Time	Oil	Floor	Cap	Natural Gas	Floor	Cap	Floor	Cap	Value
									($ in thousands)
July 1, 2006 thru December 31, 2006	145,000	$48.32	$76.07	—	$—	$—	$—	$—	$(1,186)
July 1, 2006 thru October 31, 2006	—	$—	$—	246,000	$7.50	$13.90	$—	$—	464
July 1, 2006 thru October 31, 2006	—	$—	$—	123,000	$—	$—	$9.00	$14.55	425
January 1, 2007 thru December 31, 2007	219,000	$52.50	$83.00	—	$—	$—	$—	$—	(785)
April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	$—	$—	(48)
January 1, 2008 thru December 31, 2008	109,800	$55.00	$76.50	—	$—	$—	$—	$—	(510)
January 1, 2009 thru December 31, 2009	91,250	$55.00	$73.00	—	$—	$—	$—	$—	(436)
January 1, 2010 thru October 31, 2010	76,000	$55.00	$71.00	—	$—	$—	$—	$—	(338)

Total Fair Market Value									$(2,414)

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

(32)

     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels, swap prices and fair market values as of June 30, 2006 for these swaps follows:

		Nymex Oil	Fair Market
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
July 1, 2006 thru December 20, 2006(1)	129,750	$23.04	$(6,694)
July 1, 2006 thru December 31, 2006	92,000	$36.35	(3,544)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(18,620)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(15,829)
Total fair market value			$(44,687)

(1)	Designated as a cash flow hedge.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures was evaluated by our management, with the participation of our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer), in accordance with Rules of the Securities Exchange Act of 1934. Based on that evaluation, Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     In this suit, the plaintiff alleges breach of fiduciary duty, fraud and conspiracy to defraud, breach of contract, constructive trust, suit to remove cloud from title, declaratory judgment, alter ego, and statutory fraud and seeks recovery of an unspecified amount of actual damages, special damages, consequential damages, exemplary damages, attorneys’ fees, pre-judgment and post-judgment interest and costs. Generally, the plaintiff alleges that it owns a 5.5% overriding royalty interest in certain oil and gas properties known as the “Square Top LP” and the “West Fork LP” leases located in Tarrant County, Texas. The plaintiff alleges that the defendants (other than Dale Resources and Parallel) wrongfully and intentionally allowed these original oil and gas leases to terminate; causing the termination of plaintiff’s overriding royalty interest in each lease. The plaintiff further alleges that the defendants (other than Dale Resources and Parallel) failed to drill wells necessary to maintain the original leases in force and that after the original leases were allowed to terminate, the defendants (other than Dale Resources and Parallel) then acquired new oil and gas leases covering these same oil and gas properties, which were subsequently assigned to Dale Resources. Thereafter, Dale Resources allegedly assigned a portion of these new leases to Parallel.
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

(33)

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on June 21, 2006. At the meeting, the following six persons were elected to serve as directors of Parallel for a term of one year expiring in 2006 and until their respective successors are duly qualified and elected: (1) Thomas R. Cambridge, (2) Dewayne E. Chitwood, (3) Larry C. Oldham, (4) Martin B. Oring, (5) Ray M. Poage, and (6) Jeffrey G. Shrader. Set forth below is a tabulation of votes with respect to each nominee for director.

			BROKER
NAME	VOTES CAST FOR	VOTES WITHHELD	NON-VOTES
Thomas R. Cambridge	30,406,819	1,077,002	—
Dewayne E. Chitwood	29,979,815	1,504,006	—
Larry C. Oldham	30,971,637	512,184	—
Martin B. Oring	30,646,633	837,188	—
Ray M. Poage	30,646,808	837,013	—
Jeffrey G. Shrader	30,747,778	736,043	—
     Also, the stockholders voted upon and ratified the appointment of BDO Seidman, LLP to serve as our independent public accountants for 2006. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of our independent public accountants:

VOTES FOR	VOTES AGAINST	ABSTENTIONS
31,000,006	466,125	17,690
ITEM 6. EXHIBITS
     The following exhibits are filed herewith or incorporated by reference, as indicated:

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

(34)

No.	Description of Exhibit

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock – 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

(35)

No.	Description of Exhibit

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amendment and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the

(36)

No.	Description of Exhibit

Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.24	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.25	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.26	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.27	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.28	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.29	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.30	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.31	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

(37)

No.	Description of Exhibit

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.

(38)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION
Date: August 8, 2006	BY:	/s/ Larry C. Oldham
Larry C. Oldham
President and Chief Executive Officer

Date: August 8, 2006	BY:	/s/ Steven D. Foster
Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock – 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

No.	Description of Exhibit

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank One, Texas, N.A., and Bank One Capital Markets, Inc. (Incorporated by reference to Exhibit 10.22 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.15	Loan Agreement, dated as of January 25, 2002, between the Registrant and First American Bank, SSB (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.16	Purchase and Sale Agreement, dated as of November 27, 2002, among JMC Exploration, Inc., Arkoma Star L.L.C., Parallel, L.P. and Texland Petroleum, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K of the Registrant, dated December 20, 2002)

10.17	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.18	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

No.	Description of Exhibit

10.19	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.20	Second Amendment and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.21	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.23	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.24	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.25	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.26	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.27	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.28	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.29	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.30	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the

No.	Description of Exhibit

Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.31	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.