Form 10-Q
period 2006-09-30
PARALLEL PETROLEUM CORP
filed 2006-11-08
CIK 750561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006 or

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
Yes ☐       No ☑
     At November 6, 2006, 37,464,991 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

ii

Part I. – Financial Information
Item I. Financial Statements
PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$312	$6,418
Accounts receivable:
Oil and natural gas	16,625	13,183
Other, net of allowance for doubtful account of $80 and $9	9,524	877
Affiliates	7	12

	26,156	14,072
Other current assets	3,026	2,364
Deferred tax asset	4,762	5,241

Total current assets	34,256	28,095

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $42,036 and $19,869 not subject to depletion)	452,704	303,819
Other	3,204	2,404

	455,908	306,223
Less accumulated depreciation, depletion and amortization	(108,674)	(90,826)

Net property and equipment	347,234	215,397
Restricted cash	324	2,640
Investment in pipelines and gathering system ventures	12,946	3,326
Other assets, net of accumulated amortization of $1,236 and $901	3,785	3,550

	$398,545	$253,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$25,721	$10,841
Asset retirement obligations	384	214
Derivative obligations	15,514	16,607

Total current liabilities	41,619	27,662

Revolving credit facility	97,000	50,000
Term loan	50,000	50,000
Asset retirement obligations	4,241	2,281
Derivative obligations	16,702	25,527
Deferred tax liability	17,883	8,036

Total long-term liabilities	185,826	135,844

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — 6% convertible preferred stock —par value of $0.10 per share (liquidation preference of $10 per share), authorized 10,000,000 shares	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 37,464,991 and 34,748,916	374	347
Additional paid-in capital	140,288	78,699
Retained earnings	31,970	16,899
Accumulated other comprehensive loss	(1,532)	(6,443)

Total stockholders’ equity	171,100	89,502

	$398,545	$253,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Oil and natural gas revenues:
Oil and natural gas sales	$29,490	$25,501	$82,360	$53,474
Loss on hedging	(3,279)	(3,664)	(9,264)	(8,960)

Total revenues	26,211	21,837	73,096	44,514

Cost and expenses:
Lease operating expense	5,323	2,663	12,639	7,399
Production taxes	1,538	1,334	4,116	2,615
General and administrative	2,405	1,735	7,147	4,771
Depreciation, depletion and amortization	7,420	3,104	17,848	8,159

Total costs and expenses	16,686	8,836	41,750	22,944

Operating income	9,525	13,001	31,346	21,570

Other income (expense), net:
Change in fair market value of derivative instruments	10,323	(9,388)	116	(33,086)
Gain (loss) on ineffective portion of hedges	305	404	500	(456)
Interest and other income	29	83	122	124
Interest expense	(3,345)	(1,060)	(8,944)	(3,101)
Other expense	(96)	(75)	(164)	(77)
Equity in gain (loss) of pipelines and gathering system ventures	(39)	22	(68)	(72)

Total other income (expense), net	7,177	(10,014)	(8,438)	(36,668)

Income (loss) before income taxes	16,702	2,987	22,908	(15,098)
Income tax benefit (expense), deferred	(5,706)	(998)	(7,837)	5,137

Net income (loss)	10,996	1,989	15,071	(9,961)
Cumulative preferred stock dividend	—	—	—	(271)

Net income (loss) available to common stockholders	$10,996	$1,989	$15,071	$(10,232)

Net income (loss) per common share:
Basic	$0.30	$0.06	$0.43	$(0.32)

Diluted	$0.30	$0.06	$0.42	$(0.32)

Weighted average common share outstanding:
Basic	36,215	34,033	35,340	31,585

Diluted	36,919	34,951	36,027	31,585

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(unaudited)
(dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$15,071	$(9,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	17,848	8,159
Accretion of asset retirement obligation	172	82
Deferred income tax	7,837	(5,137)
Change in fair value of derivative instruments	(116)	33,086
(Gain) loss on ineffective portion of hedges	(500)	456
Common stock issued in lieu of cash for directors fees	100	99
Stock option expense	435	119
Equity in loss of pipelines and gathering system ventures	68	72

Changes in assets and liabilities:
Other assets, net	1,140	186
Restricted cash	(50)	(149)
Increase in accounts receivable	(12,084)	(7,927)
(Increase) decrease in other current assets	(151)	61
Increase in accounts payable and accrued liabilities	14,880	3,988
Federal tax deposit	(40)	—

Net cash provided by operating activities	44,610	23,134

Cash flows from investing activities:
Additions to oil and natural gas properties	(147,058)	(37,888)
Use of restricted cash for acquisition of oil and natural gas properties	2,366	2,287
Proceeds from disposition of oil and natural gas properties	130	3,028
Additions to other property and equipment	(800)	(421)
Settlements on derivative instruments	(3,568)	(3,424)
Purchase of derivative instruments	—	(598)
Investment in pipelines and gathering system ventures	(9,688)	(1,686)

Net cash used in investing activities	(158,618)	(38,702)

Cash flows from financing activities:
Net borrowings (payments) on revolving line of credit	47,000	(11,000)
Deferred financing cost	(179)	—
Proceeds (net) from common stock issued	60,315	27,743
Proceeds from exercise of stock options	766	450
Payment of preferred stock dividend	—	(271)

Net cash provided by financing activities	107,902	16,922

Net increase (decrease) in cash and cash equivalents	(6,106)	1,354
Cash and cash equivalents at beginning of period	6,418	4,781

Cash and cash equivalents at end of period	$312	$6,135

Non-cash financing and investing activities:
Oil and natural gas properties asset retirement obligations	$1,957	$73
Conversion of preferred stock	$—	$95
Other transactions:
Interest paid	$9,065	$3,319
The accompany notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$10,996	$1,989	$15,071	$(9,961)

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	634	(3,702)	(1,750)	(12,175)
Reclassification adjustments for losses on derivatives included in net income (loss)	3,240	3,694	9,191	9,112

Change in fair value of derivatives	3,874	(8)	7,441	(3,063)
Income tax benefit (expense)	(1,317)	3	(2,530)	1,041

Total other comprehensive income (loss)	2,557	(5)	4,911	(2,022)

Total comprehensive income (loss)	$13,553	$1,984	$19,982	$(11,983)

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
     For the nine months ended September 30, 2006 and 2005, Parallel recognized compensation expense of approximately $0.49 million and $0.12 million, with a tax benefit of $0.17 million and $0.04 million, respectively,

(5)

associated with its stock option grants.
     During the second quarter of 2006, Parallel determined that stock options to purchase an aggregate of 30,000 shares of common stock that had been granted under Parallel’s 1998 Stock Option Plan to four non-officer employees during 2003 were not available for grant under the 1998 Stock Option Plan. In June 2006, the Board of Directors approved a Settlement Agreement and Release whereby these “excess” options were cancelled in exchange for Parallel’s payment to each employee of cash in an amount equal to the difference between the fair market value of the stock ($20.11) and the exercise price of the options ($3.09), multiplied by the number of “excess” options held by the employees. The total amount paid by Parallel was approximately $0.51 million. This amount was charged to expense during the second quarter of 2006.
     The following table presents the future stock-based compensation expense expected to be recognized over the vesting period of:

(in thousands)
Fourth quarter 2006	96
2007	324
2008 through 2011	338

Total	$758

     Nonvested options were 197,500 at September 30, 2006. During the nine months ended September 30, 2006, 176,250 options were exercised; however, no options were granted, expired or forfeited.
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

	2001	2005
Expected volatility	57.95%	54.20%
Expected dividends	0.00	0.00
Expected term (in years)	8	7
Risk-free rate	5.050%	4.200%
     A summary of the option activity for the nine months ended September 30, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding December 31, 2005	1,405	$5.22
Granted	—	$—
Exercised	(176)	$4.35
Surrendered	(30)	$3.09

Outstanding September 30, 2006	1,199	$5.40	5.6	$17,571

Exercisable at September 30, 2006	1,001	$4.32	4.6	$15,759

(6)

(in thousands)
Intrinsic Value of Options Exercised Nine Months Ending September 30, 2006	$2,855
Intrinsic Value of Options Exercised Nine Months Ending September 30, 2005	$897

Fair Market Value of Options Granted Nine Months Ending September 30, 2006	$—
Fair Market Value of Options Granted Nine Months Ending September 30, 2005	$1,423
     There were no stock options granted for the quarter ended September 30, 2006. For the quarter ended September 30, 2005 there were 200,000 options granted with a fair market value of $1.42 million.
     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No 123(R) to options under our stock-based compensation plans in all periods presented.

	Three Months	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share data)
Net income (loss), as reported	$1,989	$(9,961)
Add:
Expense recorded in 2005, net of related tax effects	49	119
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)	(106)

Pro forma net income (loss)	$2,003	$(9,948)

Income (loss) per share:
Basic — as reported	$0.06	$(0.32)

Basic — pro forma	$0.06	$(0.32)

Diluted — as reported	$0.06	$(0.32)

Diluted — pro forma	$0.06	$(0.32)

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
     On August 16, 2006, we sold 2,500,000 shares of our common stock, $.01 par value per share, pursuant to a public offering at a price of $25.25 per share. Gross cash proceeds were $63.1 million, and net proceeds were approximately $60.3 million. The common shares were issued under Parallel’s $100.0 million Universal Shelf Registration Statement on Form S-3 which became effective in November 2004. The proceeds were used for general corporate purposes, including debt repayment and the acceleration of our drilling and completion operations in certain core areas such as the Barnett Shale gas, New Mexico Wolfcamp gas and Permian Basin west Texas oil properties
Preferred Stock
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

(7)

NOTE 3. CREDIT FACILITIES
     We have two separate credit facilities. Our Third Amended and Restated Credit Agreement or the “Revolving Credit Agreement”, dated as of December 23, 2005, with a group of bank lenders provides a revolving line of credit having a “borrowing base” limitation of $156.0 million at October 1, 2006. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At September 30, 2006, the principal amount outstanding under our revolving credit facility was $97.0 million, excluding $0.49 million reserved for our letters of credit. The second credit facility is a five year term loan facility provided to us under a Second Lien Term Loan Agreement (the “Second Lien Agreement”), dated as of November 15, 2005, with a group of banks and other lenders. At September 30, 2006, our term loan under this facility was fully funded in the principal amount of $50.0 million, which was outstanding on that same date.
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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At September 30, 2006, our weighted average base and LIBOR rates, plus margin, were 7.64% on $97.0 million.
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
     As of September 30, 2006 we were in compliance with our debt covenants.
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

(8)

3.50% per annum.
     The LIBOR rate is generally equal to the sum of a (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered on one, two, three or six month interest periods for deposits of $1.0 million and (b) an applicable margin rate per annum equal to 4.50%.
     At September 30, 2006, our Libor interest rate, plus the applicable margin, was 9.9375% on $50.0 million.
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
     As of September 30, 2006 we were in compliance with our debt covenants.
     Interest expense for the nine months ending September 30, 2006, for both facilities, was approximately $9.2 million not including approximately $0.55 million for interest capitalized associated with drilling projects.
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
     The table below reflects our consolidated pro forma results of operations assuming the 2006 acquisitions were consummated on January 1, 2005 and January 1, 2006, and assuming the 2005 acquisition occurred January 1, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	2006	2005	2006	2005
	(in thousands, except per share data)
Oil and natural gas sales, net of hedge losses	$26,211	$24,640	$73,652	$50,760
Operating income	$9,525	$15,021	$31,666	$26,012
Net income (loss) available to common stockholder	$10,996	$2,661	$15,207	$(9,277)

Net income (loss) per common share:
Basic	$0.30	$0.08	$0.43	$(0.29)
Diluted	$0.30	$0.08	$0.42	$(0.29)

(9)

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
NOTE 6. FULL COST CEILING TEST
     We use the full cost method to account for our oil and natural gas producing activities. Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that such excess above the ceiling would not have existed if the increased prices were used in the calculations.
     At September 30, 2006, we had a cushion (i.e. the excess of the ceiling over our capitalized cost) in excess of $120.0 million. As a result, we were not required to record a reduction of our oil and natural gas properties under the full cost method of accounting at that time.
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead and interest expense, are capitalized. In the nine month periods ended September 30, 2006 and 2005, overhead costs capitalized were approximately $1.31 million and $0.92 million, respectively and capitalized interest expense was $0.55 million and $0.10 million, respectively.
NOTE 7. DERIVATIVE INSTRUMENTS
General
     We enter into derivative contracts to provide a measure of stability in the cash flows associated with our oil and natural gas production and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and natural gas prices and to limit variability in our cash interest payments. Our line of credit agreement as of September 30, 2006, required us to maintain derivative financial instruments which limit our exposure to fluctuating commodity prices covering at least 50% of our estimated monthly production of oil and natural gas extending 24 months into the future.
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

(10)

     As of September 30, 2006, we have recorded unrealized losses of $2.3 million ($1.5 million, net of tax) related to our derivative instruments designated as hedges, which represented the estimated aggregate fair values of our open hedge contracts as of that date. These unrealized losses are presented in stockholders’ equity in the Consolidated Balance Sheet as accumulated other comprehensive loss.
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
Interest Rate Sensitivity
     We entered into fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contracts. These interest rate swaps are treated as cash flow hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and are on $10.0 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our borrowing under the Credit Agreement, but due to the interest rate swaps, we have fixed the rate at 4.05%. As of September 30, 2006, the fair market value of these interest rate swaps was $0.03 million.
     We have employed additional fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.
     The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of September 30, 2006.

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
October 1, 2006 thru December 31, 2006 (1)	$10	4.05%	$30
October 1, 2006 thru December 31, 2006	$50	4.41%	307
January 1, 2007 thru December 31, 2007	$100	4.62%	469
January 1, 2008 thru December 31, 2008	$100	4.86%	(119)
January 1, 2009 thru December 31, 2009	$50	5.06%	(82)
January 1, 2010 thru October 31, 2010	$50	5.15%	(59)

Total Fair Market Value			$546

(1)	Designated as cash flow hedge.
Commodity Price Sensitivity
     Except for the one commodity swap noted in the table below under Commodity Swaps that is designated as a hedge, all of our commodity derivatives are accounted for using “mark-to-market” accounting as prescribed in SFAS 133.
     Put Options. In 2005 we purchased put options or “floors” on volumes of 3,000 MMBtu per day for a total of 642,000 MMBtu during the seven month period from April 1, 2006 through October 31, 2006 at an average floor price of $7.17 per MMBtu for a total consideration of approximately $0.23 million. The remaining put options volumes of 93,000 MMBtu have a fair market value of $0.30 million as of September 30, 2006.
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.

(11)

     A summary of our collar positions at September 30, 2006 is as follows:

				M M Btu	Houston Ship				Fair
	Barrels of	NyMex Oil Prices		of Natural	Channel Gas Prices		WAHA Gas Prices		Market
Period of Time	Oil	Floor	Cap	Gas	Floor	Cap	Floor	Cap	Value
									($ in
									thousands)
October 1, 2006 thru December 31, 2006	99,000	$53.12	$80.87	—	$—	$—	$—	$—	$(246)
October 1, 2006 thru October 31, 2006	—	$—	$—	62,000	$7.50	$13.90	$—	$—	217
October 1, 2006 thru October 31, 2006	—	$—	$—	31,000	$—	$—	$9.00	$14.55	164
January 1, 2007 thru December 31, 2007	292,000	$55.63	$84.88	—	$—	$—	$—	$—	146
April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	$—	$—	51
January 1, 2008 thru December 31, 2008	237,900	$60.38	$81.08	—	$—	$—	$—	$—	236
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	—	$—	$—	$—	$—	1,583
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	—	$—	$—	$—	$—	1,492

Total Fair Market Value									$3,643

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
     A recap for the period of time, number of barrels and swap prices are as follows:

		Nymex Oil	Fair Market
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
October 1, 2006 thru December 20, 2006 (1)	60,750	$23.04	$(2,476)
October 1, 2006 thru December 31, 2006	46,000	$36.35	(1,275)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(15,315)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(14,195)

Total fair market value			$(33,261)

(1)	Designated as a cash flow hedge.
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

(12)

     The following table provides the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)
Basic EPS Computation:
Numerator-
Income (loss)	$10,996	$1,989	$15,071	$(9,961)
Preferred stock dividend	—	—	—	(271)

Income (loss) available to common stockholders	$10,996	$1,989	$15,071	$(10,232)

Denominator-
Weighted average common shares outstanding	36,215	34,033	35,340	31,585

Basic EPS:
Income (loss) per share	$0.30	$0.06	$0.43	$(0.32)

Diluted EPS Computation:
Numerator-
Income (loss)	$10,996	$1,989	$15,071	$(9,961)
Preferred stock dividend	—	—	—	(271)

Income (loss) available to common stockholders	$10,996	$1,989	$15,071	$(10,232)

Denominator -
Weighted average common shares outstanding	36,215	34,033	35,340	31,585
Employee stock options	596	774	581	—
Warrants	108	144	106	—
Preferred stock	—	—	—	—

Weighted average common shares for diluted earnings per share assuming conversion	36,919	34,951	36,027	31,585

Diluted EPS:
Income (loss) per share	$0.30	$0.06	$0.42	$(0.32)

     Some stock options and the convertible preferred stock outstanding were not included in the computation of diluted net income (loss) per share for the nine months ended September 30, 2005 because Parallel had a net loss from continuing operations and, therefore, the effect would be antidilutive.
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

(13)

     The following table summarizes our asset retirement obligation transactions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Beginning asset retirement obligation	$4,420	$2,251	$2,495	$2,132
Additions related to new properties	123	37	314	166
Revisions in estimated cash flows	11	(12)	1,674	(9)
Deletions related to property disposals	—	(17)	(30)	(84)
Accretion expense	71	28	172	82

Ending asset retirement obligation	$4,625	$2,287	$4,625	$2,287

     Accretion expense is recognized as a component of lease operating expense.
NOTE 10. RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary, SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. Parallel does not believe SAB 108 will have a material impact on our financial position or results from operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted account principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Parallel’s financial statements issued in 2008; however, earlier application is encouraged. Parallel is currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.
NOTE 11. INVESTMENT IN GAS GATHERING SYSTEM
     Parallel has invested $5.6 million in an unincorporated joint venture which is constructing and will operate a gas gathering system in Chaves County, New Mexico. Parallel owns approximately 76.5% of the joint venture interest. The joint venture is managed by a three-member management committee consisting of one member appointed by Parallel and two other members appointed by the other two participants in the joint venture. All significant actions of the joint venture must be approved by a vote representing a majority of the joint venture ownership interest plus one other management committee member. Therefore, either Parallel or the remaining two joint venturers acting in concert have the power to veto any matter. As a result of this voting arrangement, Parallel does not have effective voting control and, therefore, Parallel’s investment in the joint venture is accounted for by the equity method.

(14)

NOTE 12. COMMITMENTS AND CONTINGENCIES
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
     Effective January 1, 2005, we established a 401(k) Plan and Trust for eligible employees. Employees may not participate in the former SEP plan with the establishment of the 401(k) Plan and Trust. As of the nine months ending September 30, 2006 and 2005 Parallel had made contributions to the 401(k) Plan and Trust of approximately $0.17 million and $0.12 million, respectively.
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

(15)

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

(16)

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
     For the three months ended September 30, 2006 the sale price we received for our crude oil production (excluding hedges) averaged $64.53 per barrel compared with $58.95 per barrel for the three months ended September 30, 2005. The average sales price we received for natural gas for the three months ended September 30, 2006 (excluding hedges), was $5.64 per Mcf compared with $9.88 per Mcf for the three months ended September 30, 2005. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 18. Hedge costs for oil were $3.3 million and $3.7 million for the three months ended September 30, 2006 and September 30, 2005, respectively. The hedge gain associated with the ineffective portion of our hedges decreased $0.1 million to a gain of approximately $0.3 million in the three months ended September 30, 2006 compared to a gain of $0.4 million for the three months ended September, 2005. The gain on ineffectiveness is caused by a narrowing of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. The majority of our oil is West Texas Sour. Actual gains or losses may increase or decrease until settlement of these contracts.
     For the nine months ended September 30, 2006, the sale price we received for our crude oil production (excluding hedges) averaged $61.88 per barrel compared with $50.86 per barrel for the nine months ended September 30, 2005. The average sales price we received for natural gas for the nine months ended September 30, 2006 (excluding hedges), was $6.11 per Mcf compared with $8.01 per Mcf for the nine months ended September 30, 2005. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 18. Hedge costs for oil and natural gas were $9.3 million and $9.0 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. The hedge gain (loss) associated with the ineffective portion of our hedges increased approximately $1.0 million to a gain of approximately $0.5 million in the nine months ended September 30, 2006 compared to a loss of approximately ($0.5 million) for the nine months ended September 30, 2005. The reduction in ineffectiveness is caused by a reduction of the differential price of West Texas Intermediate Light and current designated sales of West Texas Sour barrels. The majority of our oil is West Texas Sour. Actual gains or losses may increase or decrease until settlement of these contracts.
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
     Depletion of the capitalized costs of oil and natural gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and natural gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and natural gas properties being depleted. Depletion per BOE at September 30, 2006 and

(17)

2005 was $10.53 and $7.27 respectively.
Results of Operations
     Our business activities are characterized by frequent, and sometimes significant, changes in our:
•	reserve base;

•	sources of production;

•	product mix (gas versus oil volumes); and

•	the prices we receive for our oil and natural gas production.
     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three and nine months ended September 30, 2006 and September 30, 2005.

	Three Months Ended		Nine Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
	(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	282	247	848	672
Natural gas (Mcf)	2,001	1,109	4,894	2,411
BOE (1)	616	432	1,664	1,074
BOE per day	6.7	4.7	6.1	3.9

Sales Prices:
Oil (per Bbl) (2)	$64.53	$58.95	$61.88	$50.86
Natural gas (per Mcf) (2)	$5.64	$9.88	$6.11	$8.01
BOE price (2)	$47.91	$59.09	$49.50	$49.81
BOE price (3)	$42.58	$50.60	$43.93	$41.46

Operating Revenues
Oil	$18,194	$14,550	$52,478	$34,168
Oil hedge	(3,279)	(3,664)	(9,264)	(8,759)
Natural gas	11,296	10,951	29,882	19,306
Natural gas hedge	—	—	—	(201)

	$26,211	$21,837	$73,096	$44,514

Operating Expenses:
Lease operating expense	$5,323	$2,663	$12,639	$7,399
Production taxes	1,538	1,334	4,116	2,615
General and administrative:
General and administrative	1,579	1,113	4,236	2,941
Public reporting	826	622	2,911	1,830
Depreciation, depletion and amortization	7,420	3,104	17,848	8,159

	$16,686	$8,836	$41,750	$22,944

Operating income	$9,525	$13,001	$31,346	$21,570

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2)	Unhedged price is the actual price received at the wellhead for our oil and natural gas.

(3)	Hedged price is the actual price received at the wellhead for our oil and natural gas plus or minus the settlements on our derivatives.

(18)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended September 30, 2006 and September 30, 2005.

	Revenues (1)		Production
	2006	2005	2006	2005
Oil and Gas Revenues
Oil (Bbls)	57%	50%	46%	57%
Natural gas (Mcf)	43%	50%	54%	43%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
     The following table outlines the detail of our operating revenues for the following periods.

	Three Months Ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	282	247	35	14%
Natural gas (Mcf)	2,001	1,109	892	80%
BOE	616	432	184	43%
BOE/Day	6.7	4.7	2.0	43%

Sales Price
Oil (per Bbl)(1)	$64.53	$58.95	$5.58	9%
Natural gas (per Mcf) (1)	$5.64	$9.88	$(4.24)	(43)%
BOE price (1)	$47.91	$59.09	$(11.18)	(19)%
BOE price (2)	$42.58	$50.60	$(8.02)	(16)%

Operating Revenues
Oil	$18,194	$14,550	$3,644	25%
Oil hedges	$(3,279)	$(3,664)	$(385)	(11)%
Natural gas	$11,296	$10,951	$345	3%

Total	$26,211	$21,837	$4,374	20%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, increased $3.6 million or 25% for the three months ended September 30, 2006 compared to the same period of 2005. Oil production volumes increased 14% which was primarily due to the Harris Field acquisition and drilling programs in the Carm-Ann San Andres Field/N. Means Queen Unit and the Diamond M Property. The increase in oil production increased revenue approximately $2.1 million for 2006 (based on 2005 comparable period average prices). Wellhead average realized crude oil prices increased $5.58 per Bbl or 9% to $64.53 per Bbl for 2006 compared to 2005. The increase in oil price increased revenue approximately $1.5 million for 2006 (based on current period production) for the three months ending September 30, 2006.
     Natural gas revenues, excluding hedges, increased $0.3 million or 3% for the three months ended September 30, 2006 compared to the same period of 2005. Natural gas production volumes increased 80% primarily due to the drilling program in the Barnett Shale in north Texas, New Mexico area and the Wilcox natural gas discovery in south Texas. The increase in natural gas volumes increased revenue approximately $8.8 million (based on 2005 comparable period average prices) for 2006. Average realized wellhead natural gas prices decreased 43% or $4.24 per Mcf to $5.64 per Mcf. The

(19)

decrease in natural gas prices had a negative effect on revenues of approximately $8.5 million (based on current period production) for the three months ending September 30, 2006.
     Losses on oil hedges decreased $0.39 million or 11% for 2006 compared to 2005 due to the decrease in oil prices. On a BOE basis, hedges accounted for a realized loss of $5.33 per BOE in 2006 compared to $8.49 per BOE in 2005. We have hedged certain oil volumes in an attempt to mitigate price volatility and to meet the requirements under our loan facility. BOE production increased 2,000 BOE/day or 43% for 2006 compared to the same period in 2005.

	Three months ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
		(dollars in thousands)
Cost and Expenses
Lease operating expense	$5,323	$2,663	$2,660	100%
Production taxes	1,538	1,334	204	15%
General and administrative:
General and administrative	1,579	1,113	466	42%
Public reporting	826	622	204	33%

Total general and administrative	2,405	1,735	670	39%

Depreciation, depletion and amortization	7,420	3,104	4,316	139%

Total	$16,686	$8,836	$7,850	89%

     Lease operating costs increased approximately $2.7 million, or 100%, to $5.3 million during the three months ended September 30, 2006 compared with $2.7 million for the same period of 2005. The increase in lease operating expense is primarily due to increased well count due to our drilling program in the Diamond M Deep, Cam-Ann San Andres Field/ N. Means Queen Unit and Barnett Shale Fields as well as the acquisition of the Harris Field, and increased ad valorem taxes. Lifting costs were $8.64 per BOE in 2006 compared to $6.17 per BOE in 2005. The increase in lifting costs is primarily due to general overall increases in operating costs including ad valorem tax, service costs, electricity and chemicals.
     Production taxes increased 15% or $0.2 million in 2006, associated with an increase in revenues of $4.3 million. Production taxes in future periods will be a function of product mix, production volumes and product prices.
     General and administrative expenses in total increased 39% or $0.67 million in 2006 compared to 2005. Included in our total general and administrative expenses is public reporting cost which increased 33% or $0.2 million. Public reporting increased due to increases in investor presentations and the annual stockholder meeting. In addition public reporting also experienced increases in director stock option expenses as well as employee compensation related expenditures. The remainder of the increase in general and administrative costs is due to employee compensation and related benefit costs. General and administrative expenses capitalized to the full cost pool were approximately $0.5 million for 2006 compared to $0.3 million in 2005. On a BOE basis, general and administrative costs were $2.56 per BOE in 2006 compared to $2.58 per BOE in 2005, while public reporting costs were $1.34 per BOE and $1.44 per BOE for the same period.
     Depreciation, depletion and amortization expense increased 139% or $4.3 million for 2006 compared to 2005. Depreciation, depletion and amortization per BOE was $12.05 for 2006 and $7.19 for 2005. This increase is attributable to increased drilling costs, producing property purchases and reserve revisions as a result of decreased product prices. Depletion costs are highly correlated with production volumes, capital expenditures and product prices. Fiscal year 2006 depletion will increase with increased production volumes and capital expenditures.

(20)

	Three months ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in thousands)
Other income (expense)
Change in fair market value of derivatives	$10,323	$(9,388)	$19,711	210%
Gain on ineffective portion of hedges	305	404	(99)	(25)%
Interest and other income	29	83	(54)	(65)%
Interest expense, net	(3,345)	(1,060)	2,285	216%
Other expense	(96)	(75)	21	28%
Equity in gain (loss) of pipelines and gathering system ventures	(39)	22	(61)	(277)%

Total	$7,177	$(10,014)	$17,191	172%

     We recorded a change in fair market value of derivatives of $10.3 million in 2006 compared to a loss of $9.4 million in 2005. This is an increase to earnings of $19.7 million. The gain associated with the ineffective portion of our hedges decreased $0.1 million for 2006 compared to 2005. Crude oil prices continued to increase into the third quarter of 2006. Meanwhile natural gas prices continued to decline in the third quarter of 2006. Our total volumes designated as cash flow hedges decreased in 2006 compared to 2005 and as a result the ineffectiveness associated with the hedged volumes decreased accordingly. The actual gain or loss may increase or decrease until settlement of these contracts.
     Interest expense increased with the increase of debt from approximately $68.0 million at September 30, 2005 to $147.0 million at September 30, 2006 along with an increase of our loan interest rate for 2006. Capitalized interest on work in progress decreased interest expense by $0.25 million in 2006, an increase of $0.20 million compared to 2005.
     Income tax expense was $5.7 million in 2006 compared to $1.0 million in 2005. Income tax expense for 2006 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     We had basic net earnings per share of $0.30 and $0.06 and diluted net earnings per share of $0.30 and $0.06 for 2006 and 2005, respectively. Basic weighted average common shares outstanding increased from 34.0 million shares in 2005 to 36.2 million shares in 2006. The increase in common shares is due to the sale of 2.5 million shares of common stock in August of 2006.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the nine months ended September 30, 2006 and September 30, 2005.

	Revenues (1)		Production
	2006	2005	2006	2005
Oil and Gas Revenues
Oil (Bbls)	59%	57%	51%	63%
Natural gas (Mcf)	41%	43%	49%	37%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions

(21)

     The following table outlines the detail of our operating revenues for the following periods.

	Nine Months Ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	848	672	176	26%
Natural gas (Mcf)	4,894	2,411	2,483	103%
BOE	1,664	1,074	590	55%
BOE/Day	6.1	3.9	2.2	56%

Sales Price
Oil (per Bbl) (1)	$61.88	$50.86	$11.02	22%
Natural gas (per Mcf) (1)	$6.11	$8.01	$(1.90)	(24)%
BOE price (1)	$49.50	$49.81	$(0.31)	(1)%
BOE price (2)	$43.93	$41.46	$2.47	6%

Operating Revenues
Oil	$52,478	$34,168	18,310	54%
Oil hedges	$(9,264)	$(8,759)	505	6%
Natural gas	$29,882	$19,306	10,576	55%
Natural gas hedges	$—	$(201)	(201)	100%

Total	$73,096	$44,514	28,582	64%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, increased $18.3 million or 54% for the nine months ended September 30, 2006 compared to the same period of 2005. Oil production volumes increased 26% primarily due to the acquisition of the Harris Field and the drilling programs in the Cam-Ann San Andres Field/N. Means Queen Unit and the Diamond M properties. The increase in oil production increased revenue approximately $9.0 million (based on 2005 comparable period average prices) for 2006. Wellhead average realized crude oil prices increased $11.02 per Bbl or 22% to $61.88 per Bbl for 2006 compared to 2005. The increase in oil price increased revenue approximately $9.3 million for 2006 (based on current period production) for the nine months ending September 30, 2006.
     Natural gas revenues, excluding hedges, increased $10.6 million or 55% for the nine months ended September 30, 2006 compared to the same period of 2005. Natural gas production volumes increased 103% primarily due to added production from new wells in New Mexico, Barnett Shale of north Texas and the Wilcox discovery in south Texas. The increase in natural gas volumes increased revenue approximately $19.9 million (based on 2005 comparable period average prices) for 2006. Average realized wellhead natural gas prices decreased 24% or $1.90 per Mcf to $6.11 per Mcf. The decrease in natural gas prices had a negative effect on revenues of approximately $9.3 million (based on current period production) for the nine months ending September 30, 2006.
     Losses on oil hedges increased $0.5 million or 6% for 2006 compared to 2005 due to the increase in oil prices. Natural gas hedge losses were $0.2 million in 2005. On a BOE basis, hedges accounted for a realized loss of $5.57 per BOE in 2006 compared to $8.35 per BOE in 2005. We have hedged certain oil and natural gas volumes in an attempt to mitigate price volatility and to meet the requirements under our loan facility. BOE production increased 2,200 BOE/day or 56% for 2006 compared to the same period in 2005.

(22)

	Nine months ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in thousands)
Cost and Expenses
Lease operating expense	$12,639	$7,399	$5,240	71%
Production taxes	4,116	2,615	1,501	57%
General and administrative:
General and administrative	4,236	2,941	1,295	44%
Public reporting	2,911	1,830	1,081	59%

Total general and administrative	7,147	4,771	2,376	50%

Depreciation, depletion and amortization	17,848	8,159	9,689	119%

Total	$41,750	$22,944	$18,806	82%

     Lease operating costs increased approximately $5.2 million, or 71%, to $12.6 million during the nine months ended September 30, 2006 compared with $7.4 million for the same period of 2005. The increase in lease operating expense is primarily due to increased well count due to our drilling program in the Diamond M, Carm-Ann San Andres Field/N. Means Queen Unit and Barnett Shale Field as well as the acquisition of the Harris Field, and increased ad valorem taxes. Lifting costs were $7.60 per BOE in 2006 compared to $6.89 per BOE in 2005. The increase in lifting costs is primarily due to general overall increases in operating costs including ad valorem tax, service costs, electricity and chemicals.
     Production taxes increased 57% or $1.5 million in 2006, associated with an increase in revenues of $28.9 million. Production taxes in future periods will be a function of product mix, production volumes and product prices.
     General and administrative expenses in total increased 50% or $2.4 million in 2006 compared to 2005. Included in our total general and administrative expenses is public reporting cost which increased 59% or $1.1 million. Public reporting increased due to increases in investor relation presentations including road shows and the stockholder meeting. In addition public reporting also experienced increases in director stock option expenses as well as employee compensation related expenditures. The remainder of the increase in general and administrative costs is due to employee compensation and related benefit costs. During the second quarter of 2006, we determined that during 2003 approximately 30,000 options were awarded which were not available for issue under existing stock option plans. In June 2006, the Board of Directors approved a plan whereby these excess options would be repurchased for cash totaling approximately $0.5 million. This amount was charged to expense during the second quarter of 2006. General and administrative expenses capitalized to the full cost pool were $1.3 million for 2006 compared to $0.9 million in 2005. On a BOE basis, general and administrative costs were $2.55 per BOE in 2006 compared to $2.74 per BOE in 2005, while public reporting costs were $1.75 per BOE and $1.70 per BOE for the same period.
     Depreciation, depletion and amortization expense increased 119% or $9.7 million for 2006 compared to 2005. Depreciation, depletion and amortization per BOE was $10.73 for 2006 and $7.60 for 2005. This increase is attributable to increased drilling costs, producing property purchases and reserve revisions as a result of decreased product prices. Depletion costs are highly correlated with production volumes, capital expenditures and product prices. Fiscal year 2006 depletion will increase with increased production volumes and capital expenditures.

(23)

	Nine months ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in thousands)
Other income (expense)
Change in fair market value of derivatives	$116	$(33,086)	$33,202	100%
Gain (loss) on ineffective portion of hedges	500	(456)	956	210%
Interest and other income	122	124	(2)	(2)%
Interest expense, net	(8,944)	(3,101)	5,843	188%
Other expense	(164)	(77)	87	113%
Equity in loss of pipelines and gathering system ventures	(68)	(72)	(4)	(6)%

Total	$(8,438)	$(36,668)	$(28,230)	77%

     We recorded a change in fair market value of derivatives of approximately $0.12 million in 2006 compared to a loss of $33.1 million in 2005. The gain associated with the ineffective portion of our hedges increased $1.0 million for 2006 compared to 2005. Crude oil prices increased in 2006 over 2005. Meanwhile natural gas prices continued to decline in 2006. Our total volumes designated as cash flow hedges decreased in 2006 compared to 2005 and as a result the ineffectiveness associated with the hedged volumes decreased accordingly. The actual gain or loss may increase or decrease until settlement of these contracts.
     Interest expense increased with the increase of debt from approximately $68.0 million at September 30, 2005 to $147.0 million at September 30, 2006 along with an increase of our loan interest rate for 2006. Capitalized interest on work in progress decreased interest expense by $0.55 million in 2006, an increase of $0.45 million compared to 2005.
     Income tax expense was $7.8 million in 2006 compared to an income tax benefit of $5.1 million in 2005. Income tax expense for 2006 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     We had basic net earnings per share of $0.43 and net loss of $0.32 and diluted net earnings per share of $0.42 and net loss of $0.32 for 2006 and 2005, respectively. Basic weighted average common shares outstanding increased from approximately 31.6 million shares in 2005 to approximately 35.3 million shares in 2006. The increase in common shares is due to our sale of 5.75 million shares of common stock in February 2005, the conversion of preferred shares into common shares in June, 2005 and our sale of 2.5 million shares of common stock in August 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Working capital decreased approximately $7.8 million as of September 30, 2006 compared with December 31, 2005. Current liabilities exceeded current assets by $7.4 million at September 30, 2006. The working capital decrease was due to increased obligations associated with our accelerated drilling program for 2006.
     We incurred net property costs of $155.1 million for the nine months ended September 30, 2006 compared to $34.7 million for the same period in 2005. The increase is primarily related to our accelerated drilling activity and the Harris and Barnett Shale acquisitions. Our property expenditures were $144.7 million for the first nine months of 2006 partially offset by restricted cash utilized for property purchases. Investment in our pipelines and gathering systems was $9.7 million for the nine months ended September 30, 2006. Included in our increased property basis for the nine months of 2006 and 2005 were net asset retirement costs of approximately $2.0 million and $0.07 million, respectively (see Note 9 to Consolidated Financial Statements). Our property leasehold acquisition, development and enhancement activities were financed by our bank borrowings, the utilization of cash flows provided by operations and cash on hand.
     On August 16, 2006, we had gross cash proceeds of approximately $63.1 million and net proceeds of approximately $60.3 million from the sale of common stock (see Note 2 to Consolidated Financial Statements). These proceeds and cash available were used for general corporate purposes, including debt repayment and the acceleration of our drilling and completion operations in certain core areas such as the Barnett Shale gas, New Mexico Wolfcamp gas and Permian Basin west Texas oil properties.
     Stockholders’ equity is $171.1 million for September 30, 2006 compared to $89.5 million at December 31, 2005, an increase of 91%. The increase is primarily attributable to the net proceeds of approximately $60.3 million from the sale

(24)

of equity securities of 2,500,000 shares of our common stock, a reduction in accumulated comprehensive loss of $4.9 million related to our derivative instruments (see Note 7 to Consolidated Financial Statements) and net income of approximately $15.1 million.
     Historically, we have funded our operations, capital requirements and interest expense requirements with cash flows from our oil and natural gas properties, bank borrowings and proceeds from sales of our equity securities. Although we expect these same capital resources to support our future activities, we continually review and consider alternative methods of financing.
Bank Borrowings
     We have two separate credit facilities. Our Third Amended and Restated Credit Agreement (or the “Revolving Credit Agreement”), dated as of December 23, 2005, with a group of bank lenders provides a revolving line of credit having a “borrowing base” limitation of $156.0 million at October 1, 2006. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At September 30, 2006, the principal amount outstanding under our revolving credit facility was $97.0 million, excluding $0.49 million reserved for our letters of credit. The second credit facility is a five year term loan facility provided to us under a Second Lien Term Loan Agreement (the “Second Lien Agreement”), dated as of November 15, 2005, with a group of banks and other lenders. At September 30, 2006, our term loan under this facility was fully funded in the principal amount of $50.0 million, which was outstanding on that same date.
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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At September 30, 2006, our weighted average base and LIBOR rates, plus margin, were 7.64% on $97.0 million.
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

(25)

     As of September 30, 2006, we were in compliance with our debt covenants.
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
     At September 30, 2006, our Libor interest rate, plus the applicable margin, was 9.9375% on $50.0 million.
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
     As of September 30, 2006 we were in compliance with our debt covenants.
     Interest expense for the nine months ending September 30, 2006, for both facilities, was approximately $9.2 million not including approximately $0.55 million for interest capitalized associated with drilling projects.
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
     On August 16, 2006, we sold 2,500,000 shares of our common stock, $.01 par value per share, pursuant to a public offering at a price of $25.25 per share. Gross cash proceeds were approximately $63.1 million, and net proceeds were approximately $60.3 million. The common shares were issued under Parallel’s $100.0 million Universal Shelf Registration Statement on Form S-3 which became effective in November 2004. The proceeds were used for general corporate purposes, including debt repayment and the acceleration of our drilling and completion operations in certain core areas such as the Barnett Shale gas, New Mexico Wolfcamp gas and Permian Basin west Texas oil properties
Commodity Price Risk Management Transactions and Effects of Derivative Instruments
     The purpose of all of our derivative trades is to provide a measure of stability in cash flow as a result of our daily activities associated with the selling of oil and natural gas production and expenditures associated with the borrowings that we have secured through our bank borrowings. The derivative trade arrangements we have employed include collars, costless collars, floors or purchased puts, oil and natural gas swaps and interest rate swaps. In 2003, we designated our

(26)

derivative trades as cash flow hedges under the provisions of SFAS 133, as amended. Although our purpose for entering into derivative trades has remained the same, contracts entered into after June 30, 2004 were not designated as cash flow hedges.
     Under cash flow hedge accounting for oil and natural gas production, the quarterly effective portion of the change in fair value of the commodity derivatives is recorded in stockholders’ equity as other comprehensive income (loss) and then transferred to revenue in the period the related oil and natural gas production is sold. Ineffective portions of cash flow hedges (changes in the fair value of derivative instruments due to changes in realized prices that do not match the changes in the hedge price) are recognized in gain (loss) on ineffective portion of hedges as they occur. While the cash flow hedge contract is open, the ineffective gain or loss may increase or decrease until settlement of the contract. As of September 30, 2006, we had designated as cash flow hedges of 750 Bbls per day of production from October 1, 2006 through December 20, 2006. All other commodity derivative trades are accounted for by “mark-to-market” accounting whereby changes in fair value are charged to earnings. Changes in the fair value of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in the “Other income (expense), net” section of this statement. To the extent these trades relate to production in 2006 and beyond and oil prices increase, we report a loss currently, but if there is no further change in prices, our net earnings will be correspondingly higher (than if there had been no price increase) when the production is sold.
     Under cash flow hedge accounting for interest rates, the quarterly change in the fair value of the derivative is recorded in stockholders’ equity as other comprehensive income (loss). The gain or loss is transferred, on a contract by contract basis, to interest expense as the interest accrues. Ineffective portions of cash flow hedges are recognized in other expense as they occur. As of September 30, 2006, the floating interest rate on $10.0 million of the bank borrowings in 2006 was hedged. All other interest rate swaps that have been entered into are accounted for by “mark-to-market” accounting as prescribed by SFAS 133.
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

(27)

     The following table is a summary of significant contractual obligations as of September 30, 2006:

	Obligation Due in Period
	Three
	months
	ending	Periods ended December 31,				After
Contractual Cash Obligations	2006	2007	2008	2009	2010	5 years	Total
	(in thousands)
Revolving Credit Facility (secured) (1)	$1,868	$7,411	$7,431	$7,411	$103,172	$—	$127,293
Second Lien Term Loan Agreement (2)	1,252	4,969	4,982	4,969	54,342	—	70,514
Office Lease (Dinero Plaza)	50	204	210	216	36	—	716
Andrews and Snyder Field Offices (3)	6	23	14	14	14	—	71
Asset retirement obligations (4)	305	83	59	258	576	3,344	4,625
Derivative Obligations	4,075	15,317	14,289	82	(1,547)	—	32,216
Drilling Contract	272	808	—	—	—	—	1,080

Total	$7,828	$28,815	$26,985	$12,950	$156,593	$3,344	$236,515

(1)	Outstanding principal of $97.0 million due October 31, 2010 and estimated interest obligation calculated using the weighted average rate at September 30, 2006 of 7.64%

(2)	Outstanding principal of $50.0 million due November 15, 2010 and estimated interest obligation calculated using the LIBOR rate at September 30, 2006 of 9.9375%

(3)	The Snyder field office lease remains in effect until the termination of our trade agreement with a third party working interest owner in the Diamond “M” project. The Andrews field office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(4)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.
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

(28)

•	sales of non-core properties; or

•	other forms of financing.
     Except for the revolving credit facility we have with our bank lenders, we do not have agreements for any future financing and there can be no assurance as to the availability or terms of any such financing.
Inflation
     Our drilling costs have escalated and we would expect this trend to continue.
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 25, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary, SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. Parallel does not believe SAB 108 will have a material impact on our financial position or results from operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted account principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Parallel’s financial statements issued in 2008; however, earlier application is encouraged. Parallel is currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.
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
     During fiscal year 2005 the average realized sales price for our oil and natural gas was $51.57 (unhedged) per BOE. For the nine months ended September 30, 2006, our average realized price was $49.50 (unhedged) per BOE.

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

(30)

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following quantitative and qualitative information is provided about market risks and derivative instruments to which Parallel was a party at September 30, 2006, and from which Parallel may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.
Interest Rate Sensitivity as of September 30, 2006
     Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in September, 2006. You should read Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

	2006	2007	2008	2009	2010	Total
	(in thousands, except interest rates)
Revolving Facility (secured)	$—	$—	$—	$—	$97,000	$97,000
Average interest rate	7.64%	7.64%	7.64%	7.64%	7.64%
Term Loan (Second Lien)	$—	$—	$—	$—	$50,000	$50,000
Average interest rate	9.94%	9.94%	9.94%	9.94%	9.94%
     At September 30, 2006, we had bank loans in the amount of approximately $97.0 million outstanding on our revolving credit facility at a weighted average interest rate of 7.64% and approximately $50.0 million outstanding on our term loan at an interest rate of 9.9375%. Under our revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.00% to 2.50% per annum, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 5.00%.
     As of September 30, 2006, we employed fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contract. These interest rate swaps are treated as a cash flow hedge as defined in SFAS 133, and are on $10.0 million of our variable rate debt for all of 2006. We will continue to pay the variable interest rates for this portion of our Bank Borrowings, but due to the interest rate swaps, we have fixed the rate at 4.05%. Under the terms of these contracts, in periods during which the fixed interest rate stated in the agreement exceeds the variable rate (which is based on the 90-day LIBOR rate), we pay to the counterparty an amount determined by applying this excess fixed rate to the notional amount of the contract. In periods when the variable rate exceeds the fixed rate stated in the respective swap contract, the counterparty pays an amount to us determined by applying the excess of the variable rate over the stated fixed rate. As of September 30, 2006, the fair market value of these interest rate swaps was a gain of $0.03 million.

(31)

     As of September 30, 2006, we had also employed additional fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.
     A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at September 30, 2006 follows:

	Notional		Fair
Period of Time	Amounts	Fixed Interest Rates	Market Value
	($ in millions)		($ in thousands)
October 1, 2006 thru December 31, 2006 (1)	$10	4.05%	$30
October 1, 2006 thru December 31, 2006	$50	4.41%	307
January 1, 2007 thru December 31, 2007	$100	4.62%	469
January 1, 2008 thru December 31, 2008	$100	4.86%	(119)
January 1, 2009 thru December 31, 2009	$50	5.06%	(82)
January 1, 2010 thru October 31, 2010	$50	5.15%	(59)

Total Fair Market Value			$546

(1)	Designated as cash flow hedge.
Commodity Price Sensitivity as of September 30, 2006
     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $36.43 per barrel to a high of $65.63 per barrel during 2005. Natural gas prices we received during 2005 ranged from a low of $2.22 per Mcf to a high of $15.43 per Mcf. During 2006 oil prices ranged from a low of $51.65 to a high of $73.03. Natural gas prices we received during 2006 ranged from a low of $1.00 per Mcf to a high of $15.11 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of September 30, 2006, we had employed costless collars, collars, and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all but two of these contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
     As of September 30, 2006, we had commodity swap contracts designated as cash flow hedges totaling 750 Bbls per day from October 1, 2006 through December 20, 2006 at a NYMEX swap price of $23.04 per Bbl.
     A description of our active commodity derivative contracts as of September 30, 2006 follows:
     Put Options. In 2005 we purchased put options or “floors” on volumes of 3,000 MMBtu per day for a total of 642,000 MMBtu during the seven month period from April 1, 2006 through October 31, 2006 at an average floor price of $7.17 per MMBtu for a total consideration of approximately $0.23 million. The remaining put options volumes of 93,000 MMBtu have a fair market value of $0.3 million as of September 30, 2006.
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.

(32)

     A summary of our collar positions at September 30, 2006 is as follows:

				M M Btu	Houston Ship				Fair
	Barrels of	NyMex Oil Prices		of Natural	Channel Gas Prices		WAHA Gas Prices		Market
Period of Time	Oil	Floor	Cap	Gas	Floor	Cap	Floor	Cap	Value
									($ in
									thousands)
October 1, 2006 thru December 31, 2006	99,000	$53.12	$80.87	—	$—	$—	$—	$—	$(246)
October 1, 2006 thru October 31, 2006	—	$—	$—	62,000	$7.50	$13.90	$—	$—	217
October 1, 2006 thru October 31, 2006	—	$—	$—	31,000	$—	$—	$9.00	$14.55	164
January 1, 2007 thru December 31, 2007	292,000	$55.63	$84.88	—	$—	$—	$—	$—	146
April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	$—	$—	51
January 1, 2008 thru December 31, 2008	237,900	$60.38	$81.08	—	$—	$—	$—	$—	236
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	—	$—	$—	$—	$—	1,583
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	—	$—	$—	$—	$—	1,492

Total Fair Market Value									$3,643

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of Nymex Oil Fair Market barrels, swap prices and fair market values as of September 30, 2006 for these swaps follows:

Period of Time	Barrels of Oil	Nymex Oil Swap Price	Fair Market Value
			($ in thousands)
October 1, 2006 thru December 20, 2006 (1)	60,750	$23.04	$(2,476)
October 1, 2006 thru December 31, 2006	46,000	$36.35	(1,275)
January 1, 2007 thru December 31, 2007	474,500	$34.36	(15,315)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(14,195)

Total fair market value			$(33,261)

(1)	Designated as a cash flow hedge.

(33)

ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures was evaluated by our management, with the participation of our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer), in accordance with Rules of the Securities Exchange Act of 1934. Based on that evaluation, Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

(34)

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

(35)

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

(36)

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

(37)

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

PARALLEL PETROLEUM CORPORATION

	BY:	/s/ Larry C. Oldham
Date: November 8, 2006	Larry C. Oldham
President and Chief Executive Officer

Date: November 8, 2006	BY:	/s/ Steven D. Foster
Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K, dated October 9, 2000, as filed with the Securities and Exchange Commission on October 10, 2000)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.4	Form of Indenture relating to senior debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Form of Indenture relating to subordinated debt securities of the Registrant (Incorporated by reference to Exhibit No. 4.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.6	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.7	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.8	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.8):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

No.	Description of Exhibit

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 1998)

10.5	Form of Incentive Award Agreements, dated December 12, 2001, between the Registrant and Thomas R. Cambridge, Larry C. Oldham, Eric A. Bayley and John S. Rutherford granting 2,394 Unit Equivalent Rights to Mr. Cambridge; 9,564 Unit Equivalent Rights to Mr. Oldham; 2,869 Unit Equivalent Rights to Mr. Bayley; and 7,173 Unit Equivalent Rights to Mr. Rutherford (Incorporated by reference to Exhibit 10.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2001)

10.6	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.7	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.8	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 23, 2004 and filed with the Securities and Exchange Commission on September 29, 2004)

10.9	Certificate of Formation of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.10	Limited Liability Company Agreement of First Permian, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.11	Amended and Restated Limited Liability Company Agreement of First Permian, L.L.C. dated as of May 31, 2000 (Incorporated by reference to Exhibit 10.16 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

10.12	Credit Agreement, dated June 30, 1999, by and among First Permian, L.L.C., Parallel Petroleum Corporation, Baytech, Inc., and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K Report dated June 30, 1999)

10.13	Limited Guaranty, dated June 30, 1999, by and among First Permian, L.L.C., parallel Petroleum Corporation and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K Report dated June 30, 1999)
10.14	Second Restated Credit Agreement, dated October 25, 2000, among First Permian, L.L.C., Bank

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