Form 10-K
period 2006-12-31
PARALLEL PETROLEUM CORP
filed 2007-02-28
CIK 750561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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
(Title of Class)
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Large Accelerated Filer ☑      Accelerated Filer ☐      Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of February 21, 2007 was approximately $668,471,227 million, based on the closing price of the common stock on the same date.
     At February 21, 2007 there were 37,547,010 shares of common stock outstanding.

FORM 10-K
PARALLEL PETROLEUM CORPORATION
 (i)

Cautionary Statement Regarding Forward -Looking Statements
     Some statements contained in this Annual Report on Form 10-K are “forward-looking statements”. These forward-looking statements relate to, among others, the following:
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
     We use the words “may”, “will”, “expect”, “anticipate,” “estimate”, “believe”, “continue”, “intend”, “plan”, “budget”, “future”, “reserves” and other similar words to identify forward-looking statements. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our assumptions and expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:
•	fluctuations in prices of oil and natural gas;

•	demand for oil and natural gas;

•	losses due to potential or future litigation;

•	future capital requirements and availability of financing;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	competition;

•	general economic conditions;

•	governmental regulations;

•	receipt of amounts owed to us by purchasers of our production and counterparties to our derivative contracts;

•	decisions to either enter into derivative contracts or not;

•	events similar to September 11, 2001;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	fluctuations in interest rates;

•	weaknesses in our internal controls; and

•	the inherent variability in early production tests.
 (ii)

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
     Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks in other sections of this Annual Report on Form 10-K and under Item 1A. Risk Factors, beginning on page 13.
 (iii)

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
     In 2006, we spent approximately $195.4 million on oil and natural gas related capital expenditures, an increase of approximately 153 % over that expended in 2005 (See Note 3 to the Consolidated Financial Statements). This amount includes approximately $23.4 million of acquisition costs for additional interests we acquired in our Harris San Andres properties in January 2006. We had previously acquired interests in these same properties in November 2005 for approximately $20.8 million. Also included in our 2006 capital expenditures is $6.1 million for additional interests acquired in our Barnett Shale gas project.
     Throughout this report, we refer to some terms that are commonly used and understood in the oil and natural gas industry. These terms are:
•	Bbl or Bbls — barrel or barrels of oil or other liquid hydrocarbons;

•	Bcf — billion cubic feet of natural gas;

•	BOE — equivalent barrel of oil or 6 Mcf of natural gas for one barrel of oil;

•	MBbls — thousand barrels of oil or other liquid hydrocarbons;

•	MBoe — thousand barrels of oil equivalent;

•	MMBbls — million barrels of oil or other liquid hydrocarbons;

•	MMBoe — million barrels of oil equivalent;

•	MMBtu — million British thermal units;

•	Mcf — thousand cubic feet of natural gas; and

•	MMcf — million cubic feet of natural gas.
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

(1)

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
Developments in 2006; 2007 Capital Budget
     On August 16, 2006, we sold 2,500,000 shares of our common stock in a public offering at a price of $25.25 per share. Gross cash proceeds were approximately $63.1 million, and net proceeds were approximately $60.3 million. The proceeds were used for general corporate purposes, including debt repayment and the acceleration of our drilling and completion operations in core areas of our operations, including our Barnett Shale and New Mexico Wolfcamp gas projects and our oil properties in the Permian Basin of west Texas.
     Our 2007 capital investment budget for properties we owned at February 15, 2007 is estimated to be approximately $155.6 million, which includes $14.0 million for the purchase of leasehold and seismic in our areas of activity. The budget will be funded from our estimated operating cash flows and our bank borrowings. If our cash flows and bank borrowings are not sufficient to fund all of our estimated capital expenditures, we may fund any shortfall with proceeds from the sale of our debt or equity securities, reduce our capital budget or effect a combination of these alternatives. The amount and timing of our expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors.
Proved Reserves as of December 31, 2006
     Cawley Gillespie & Associates, Inc., our independent petroleum engineers, estimated the total proved reserves attributable to all of our oil and natural gas properties to be approximately 28.7 MMBbls of oil and approximately 58.9 Bcf of natural gas as of December 31, 2006.
     Approximately 75% of our proved reserves are oil and approximately 51% are categorized as proved developed reserves.
About Our Strategy and Business
     From 1993 until mid 2002, our activities were concentrated in the onshore gulf coast area of south Texas. In June 2002, we reexamined and revised our business strategy. We shifted the balance of our investments from properties having high rates of production in early years to properties with more consistent production over a longer term. We now emphasize reducing drilling risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for acquisition, exploitation, enhancement and development drilling opportunities. Obtaining positions in long-lived oil and natural gas reserves is given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. Our risk reduction efforts also include emphasizing acquisition possibilities over high risk exploration projects.
     Since the latter part of 2002, we have reduced the emphasis on high risk exploration efforts and we now focus primarily on established geologic trends where we can better utilize the engineering, operational, financial and technical expertise of our entire staff. Although we expect to continue participating in exploratory drilling activities from time to time, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are the principal criteria in the execution of our business plan.
     In summary, our current business plan:
•	focuses on projects having less geological risk;

•	emphasizes acquisition, exploitation, development and enhancement activities;

(2)

•	includes the utilization of horizontal and fracture stimulation technologies on certain types of reservoirs;

•	focuses on acquiring producing properties; and

•	expands the scope of our operations by diversifying our exploratory and development efforts, both in and outside of our current core areas of operation.
     An integral part of our business strategy includes exploitation and enhancement activities. Exploitation and enhancement activities include:
•	operational enhancements, such as surface facility reconfiguration, and the installation of new or additional compression equipment;

•	workovers;

•	well recompletions;

•	behind-pipe recompletions;

•	refracing (restimulating a producing formation within an existing wellbore to enhance production and add reserves);

•	installation of injection wells and related facilities;

•	development well drilling (infill drilling);

•	cost reduction programs; and

•	secondary recovery operations, including waterfloods.
     When we initiate exploitation and enhancement activities on our existing producing properties, we first establish and maintain an ongoing program of oil and natural gas well reviews with the objective of maximizing the production from existing wells. Oil and natural gas wells usually generate their highest volumes during the earlier stages of production after which production begins to decline. Enhancement and remedial work can be undertaken to restore varying amounts of lost production or reduce the rate of production decline.
     Our approach to producing property acquisitions, and the size and timing of any acquisition, is dependent upon market conditions in the domestic oil and natural gas industry. Generally, during periods of moderate to high prices for oil and natural gas, we believe that oil and natural gas acquisition opportunities are not as favorable to a prospective purchaser as they are when market conditions are depressed.
     Producing properties that we identify and attempt to acquire will include properties that have proved undeveloped and behind-pipe reserves, operational enhancement potential, long-lived reserves, multiple pay-zone exploitation and development drilling opportunities. We believe that selecting and acquiring producing properties having these characteristics will diversify and improve the overall quality of our property portfolio.
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
     Our sources for possible acquisitions of leases and prospects include independent landmen, independent oil and natural gas operators, geologists and engineers. We also evaluate properties that become available for purchase. If our review of an undeveloped lease or prospect or a producing property indicates that it may have geological characteristics favorable for 3-D seismic analysis, we may decide to acquire a working interest in the property or an

(3)

option to acquire a working interest. In the case of producing properties, we also seek properties that we believe are underperforming relative to their potential. To reduce our financial exposure in any one prospect, we generally enter into co-ownership arrangements with third parties. These arrangements are common in the industry and enable us to participate in more prospects and share the drilling and related costs and dry-hole risks with other participants. From time to time, we sell prospects to third parties or farm-out prospects and retain an interest in revenues from these prospects.
     As we have in the past, we continue to:
     (1) Use Horizontal Drilling and Fracture Stimulations - We believe the use of horizontal drilling and fracture stimulations have enabled us to develop reserves economically such as our Barnett Shale and Wolfcamp gas projects.
     (2) Use Advanced Technologies - We believe the use of 3-D seismic surveys, horizontal drilling, fracture stimulation and other advanced technologies are useful risk management tools that help reduce the normal drilling and operations risks associated with our day-to-day activities. We believe that our use of these technologies in exploring for, developing and exploiting oil and natural gas properties can:
•	reduce drilling risks;

•	lower finding costs;

•	provide for more efficient production of oil and natural gas from our properties; and

•	increase the probability of locating and producing reserves that might not otherwise be discovered.
     Generally, 3-D seismic surveys provide more accurate and comprehensive information to evaluate drilling prospects than conventional 2-D seismic technology. We evaluate substantially all of our exploratory prospects using 3-D seismic technology. On certain prospects we use 3-D seismic techniques that identify structure and compartmentalization of the target reservoir. On other exploratory prospects, we also use amplitude versus offset, or AVO analysis. AVO analysis shows the contrast between sands and shales and assists us in determining the presence of natural gas in potential reservoir sands.
     We believe that using 3-D seismic, AVO and other technologies gives us a competitive advantage because of the increased likelihood of successful drilling. When we evaluate exploratory prospects in geographical areas where the use of 3-D and other advanced technologies are not likely to provide any advantages, we use traditional evaluation methods, such as 2-D seismic technology.
     (3) Serve as Geophysical Operator - We prefer to serve as the geophysical operator for projects located in areas where we have experience using 3-D seismic technology. By doing so, we control the design, acquisition, processing and interpretation of 3-D surveys and, in most cases, determine drilling locations and well depths. The integrity of 3-D seismic analysis in our projects is enhanced by emphasizing quality controls throughout the data acquisition, processing and interpretation phases.
     We retain experienced outside consultants and participate with knowledgeable joint working interest owners when we acquire, process and interpret 3-D seismic surveys. When possible, we also attempt to correlate or model the interpretations of 3-D seismic surveys with wells previously drilled on or near the prospect being evaluated.
     (4) Conduct Exploratory Activities - Although we do not emphasize exploratory drilling to the extent we have in the past, when we do undertake exploratory projects, we will continue to focus on prospects:
•	having known geological and reservoir characteristics;

•	being in close proximity to existing wells so data from the existing wells can be correlated with seismic data on or near the prospect being evaluated; and

•	having a potentially meaningful impact on our reserves.

(4)

Drilling Activities in 2006
     The following table shows our gross and net wells drilled, by geographic area, during 2006.

			Number of Wells
		Number of	Drilling or	Gross
	Depth	Gross	Waiting on Completion	Productive	Gross
Area	Range (feet)	Wells Drilled	at December 31, 2006	Wells	Dry Wells
North Texas
Barnett Shale	7,000 - 8,000	13	2	11	0
Permian Basin of west Texas and New Mexico
Carm-Ann/Means	4,000 - 4,500	15	2	13	0
Harris	4,000 - 4,500	30	3	27	0
Fullerton	4,000 - 5,000	6	0	6	0
Wolfcamp Gas	4,300 - 4,500	59	16	42	1
Diamond M (Deep )	6,500 - 7,000	2	0	2	0
Onshore Gulf Coast of Texas	—
Frio/Yegua/Wilcox	5,000 - 10,000	4	0	2	2
Cotton Valley	16,000 - 18,000	1	1	0	0
Utah	4,000 - 5,000	1	0	0	1

		131	24	103	4

Drilling and Acquisition Costs
     The table below shows our oil and natural gas property acquisition, exploration and development costs for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Proved property acquisition costs	$27,370	$23,763	$39,763	$2,209	$48,044
Unproved property acquisition costs	30,058	11,743	7,400	3,831	2,295
Exploration costs	71,003	15,455	6,794	3,240	1,291
Development costs	66,965	26,390	13,954	5,650	9,308

	$195,396	$77,351	$67,911	$14,930	$60,938

Current Drilling Projects
     Summarized below are our more significant current projects, including our capital budget for these projects in 2007:
     Resource Natural Gas Projects
     We have two resource natural gas projects in varying stages of development. They are the Barnett Shale gas project in the Fort Worth Basin of north Texas and the Wolfcamp gas project in the Permian Basin of New Mexico. These resource natural gas projects generated approximately 34% of our fourth quarter 2006 daily production (2,055 BOE per day) and represented approximately 9% of our total proved reserve value as of December 31, 2006.
     We have budgeted approximately $125.4 million for these two resource natural gas projects in 2007 for the drilling and completion of approximately 86 new gross wells, leasehold acquisition, pipeline construction and pipeline compression.

(5)

Fort Worth Basin of North Texas and Permian Basin of New Mexico
     • Barnett Shale Gas Project, Tarrant County, Texas – This project generated approximately 17% of our fourth quarter 2006 daily production (1,013 BOE per day) and represented approximately 4% of our total proved reserve value as of December 31, 2006.
     Our leasehold position in the Barnett Shale gas project includes approximately 19,000 gross (5,100 net) acres. We have budgeted approximately $49.0 million for this project in 2007 for the drilling and completion of 34 new gross wells, pipeline construction and leasehold acquisition. As of January 25, 2007, there were 5 drilling rigs running and 2 wells awaiting completion and pipeline connection in the Barnett Shale gas project.
     • Wolfcamp Gas Project, Eddy and Chavez Counties, New Mexico – This project generated approximately 17% of our fourth quarter 2006 daily production (1,042 BOE per day) and represented approximately 5% of our total proved reserve value as of December 31, 2006.
     Our New Mexico Wolfcamp gas project consists of three areas of mutual interest in which the primary target is the Wolfcamp formation at a depth of approximately 4,500 feet. Our leasehold position in the project includes approximately 152,000 gross (63,000 net) acres. We anticipate participating in the drilling of approximately 52 horizontal wells in New Mexico during 2007. If all of these wells are drilled, we will serve as operator of 40 wells, and 12 will be non-operated. We have budgeted approximately $76.4 million for this project in 2007 to fund the drilling and related leasing and infrastructure activity.
     Permian Basin of West Texas
     The Permian Basin of west Texas generated approximately 55% of our fourth quarter 2006 daily production (3,358 BOE per day) and represented approximately 87% of our total proved reserve value as of December 31, 2006. Our significant producing properties in the Permian Basin of west Texas are described below.
     • Fullerton San Andres Field, Andrews County, Texas – This non-operated property generated approximately 25% of our fourth quarter 2006 daily production (1,544 BOE per day) and represented approximately 33% of our total proved reserve value as of December 31, 2006.
     We have budgeted approximately $1.2 million to fund 18 re-fracs in 2007. Our average working interest in the Fullerton properties is approximately 82%.
     • Carm-Ann San Andres Field / N. Means Queen Unit, Andrews & Gaines Counties ,Texas – These properties generated approximately 9% of our fourth quarter 2006 daily production (560 BOE per day) and represented approximately 14% of our total proved reserve value as of December 31, 2006.
     We have budgeted approximately $8.1 million for the Carm-Ann/N. Means Queen properties in 2007 for 16 re-fracs and 12 new infill wells. Our average working interest in these properties is approximately 77%.
     • Harris San Andres Field, Andrews and Gaines Counties, Texas – These properties represented approximately 10% of our fourth quarter 2006 daily production (608 BOE per day) and represented approximately 23% of our total proved reserve value as of December 31, 2006.
     We have budgeted approximately $8.5 million for the Harris San Andres properties in 2007 for 16 re-fracs and 12 new drills.
     • Diamond M Canyon Reef Unit, Scurry County, Texas – This property generated approximately 5% of our fourth quarter 2006 daily production (301 BOE per day) and represented approximately 8% of our total proved reserve value as of December 31, 2006.
     A total of $6.5 million has been budgeted in 2007 to fund the workover of 6 wells, the drilling of 9 new wells, the processing and interpretation of a new 3-D seismic survey and associated equipment upgrades. Our average working interest in these properties is approximately 66% above the contractual base volumes associated with our work-to-earn arrangement with Southwestern Energy Company.

(6)

     Onshore Gulf Coast of South Texas
     • Yegua/Frio/Wilcox Gas Project, Jackson, Wharton and Liberty Counties, Texas – This project generated approximately 10% of our fourth quarter 2006 daily production (629 BOE per day) and represented approximately 3% of our total proved reserve value as of December 31, 2006.
     We have budgeted approximately $1.7 million for the Yegua/Frio/Wilcox gas project in 2007 for the drilling and completion of 2 wells.
     Other Projects
     • Utah/Colorado CBM (Coal Bed Methane) Gas/Conventional Oil and Natural Gas Projects, Uinta Basin – This project does not yet contribute to our current daily production or reserve value.
     As of December 31, 2006, our leasehold acreage position in this project was approximately 160,000 gross (152,000 net) acres. It is a multiple zone project consisting of both oil and natural gas targets at a depth of less than 6,000 feet. Seismic and geological data evaluation on this project continues.
     We have budgeted approximately $3.9 million for the Utah/Colorado CBM gas project in 2007 for drilling and completion of 2 wells and the acquisition of additional 3-D seismic surveys and additional leasehold.
Oil and Natural Gas Prices
     The average wellhead prices we received for the oil and natural gas we produced in 2006, 2005 and 2004 are shown in the table below.

	Average Price Received for the
	Year Ended December 31,
	2006	2005	2004
Oil (Bbl)	$59.86	$51.78	$39.05
Natural gas (Mcf)	$6.19	$8.54	$5.85
     The average price we received for our oil sales at February 1, 2007 was approximately $54.49 per Bbl. At the same date, the average price we were receiving for our natural gas was approximately $6.27 per Mcf.
     There is substantial uncertainty regarding future oil and natural gas prices and we can provide no assurance that prices will remain at current levels. We have entered into derivative contracts in an attempt to reduce the risk of fluctuating oil and natural gas prices.
Employees and Consultants
     At February 1, 2007, we had 41 full time employees. Mr. Cambridge, Chairman of the Board of Directors, serves in the capacity of a consultant and not as a full-time employee. We also retain independent land, geological, geophysical, engineering, drilling and financial consultants from time to time and expect to continue to do so in the future. Additionally, we retain contract pumpers on a month-to-month basis.
     We consider our employee relations to be satisfactory. None of our employees are represented by a union and we have not experienced work stoppages or strikes.

(7)

Wells Drilled
     The following table shows certain information concerning the number of gross and net wells we drilled during the three-year period ended December 31, 2006.

	Exploratory Wells (1)				Development Wells (2)
Year Ended	Productive		Dry		Productive		Dry
December 31,	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2006	5.0	2.87	3.0	1.42	122.0	68.4	1.00	0.08
2005	21.0	5.32	6.0	0.64	48.0	27.5	—	—
2004	17.0	1.68	4.0	0.95	50.0	31.8	—	—

(1)	An exploratory well is a well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

(2)	A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
     All of our drilling is performed on a contract basis by third-party drilling contractors. We do not own any drilling equipment.
     At February 1, 2007, we were participating in the completion of 8 gross (3.53 net) wells, 6 gross (1.60 net) wells were awaiting completion and 9 gross (3.04 net) wells were in process of drilling.
Volumes, Prices and Lifting Costs
     The following table shows certain information about our oil and natural gas production volumes, average sales prices per Mcf of natural gas and Bbl of oil and the average lifting (production) cost per BOE for the three-year period ended December 31, 2006.

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per unit data)
Production, Prices and Lifting Costs:
Oil (Bbls)	1,137	923	729
Natural gas (Mcf)	6,539	3,592	2,690
BOE	2,227	1,522	1,177
Oil price (per Bbl)(1)	$59.86	$51.78	$39.05
Natural gas price (per Mcf)(1)	$6.19	$8.54	$5.85
BOE price(1)	$48.73	$51.57	$37.55
Average Lifting Cost (including production taxes) per BOE	$9.91	$9.24	$8.06

(1)	Average price received at the wellhead for our oil and natural gas.
     In 2006, approximately 51% of the volume of our production was oil and 49% was natural gas. The majority of the oil production is from our Permian Basin longer-lived oil assets. The majority of the natural gas production is from our Barnett Shale and Wilcox assets.

(8)

     The following table summarizes our revenues by product sold for each year in the three year period ended December 31, 2006.

	2006	2005	2004
	($ in thousands)
Oil revenue	$68,076	$47,800	$28,455
Effect of oil hedges	(11,512)	(12,139)	(7,458)
Natural gas revenue	40,461	30,690	15,735
Effect of natural gas hedges	—	(201)	(895)

	$97,025	$66,150	$35,837

     Our oil sales in 2006 represented approximately 63% of our combined oil and natural gas revenues (not considering the effect of hedging) for the year ended December 31, 2006, as compared to 61% in 2005, and 64% in 2004.
Markets and Customers
     Our oil and natural gas production is sold at the well site on an as produced basis at market-related prices in the areas where the producing properties are located. We do not refine or process any of the oil or natural gas we produce and all of our production is sold to unaffiliated purchasers on a month-to-month basis.
     In the table below, we show the purchasers that accounted for 10% or more of our revenues during the specified years.

	2006	2005	2004
Allegro Investments, Inc.	(1)	14%	22%
Conoco, Inc.	20%	12%	(1)
Texland Petroleum, Inc.	30%	40%	43%
Tri-C Resources, Inc.	12%	(1)	(1)
Dale Op erating Comp any	10%	(1)	(1)

(1)	Less than 10%.
     We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and natural gas we produce. Other purchasers are available in our areas of operations.
     Our future ability to market our oil and natural gas production depends upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. We are not obligated to provide a fixed or determinable quantity of oil and natural gas under any existing arrangements or contracts.
     Our business does not require us to maintain a backlog of products, customer orders or inventory.
Office Facilities
     Our principal executive offices are located in Midland, Texas, where we lease approximately 22,200 square feet of office space at 1004 North Big Spring, Suite 400, Midland, Texas 79701. Our current rental rate is $16,650 per month. The lease expires on February 28, 2010.
     We have two field offices and storage facilities. These two offices are located in Andrews and Snyder, Texas. The current monthly rental rate is $750 for the Andrews office and $1,200 for the Snyder office. The Andrews office lease expires December 1, 2007. The Snyder office lease expires upon the cessation of production from the Diamond “M” area wells.

(9)

Competition
     The oil and natural gas industry is highly competitive, particularly in the areas of acquiring exploratory and development prospects and producing properties. The principal means of competing for the acquisition of oil and natural gas properties are the amount and terms of the consideration offered. Our competitors include major oil companies, independent oil and natural gas firms and individual producers and operators. Many of our competitors have financial resources, staffs and facilities much larger than ours.
     We are also affected by competition for drilling rigs and the availability of related equipment. With relatively high oil and natural gas prices, the oil and natural gas industry typically experiences shortages of drilling rigs, equipment, pipe and qualified field personnel. Although we are unable to predict when or to what extent our exploration and development activities will be affected by rig, equipment or personnel shortages, we have recently experienced, and continue to experience, delays in some of our planned activities and operations because of these shortages.
     Intense competition among independent oil and natural gas producers requires us to react quickly to available exploration and acquisition opportunities. We try to position for these opportunities by maintaining:
•	adequate capital resources for projects in our core areas of operations;

•	the technological capabilities to conduct a thorough evaluation of a particular project; and

•	a small staff that can respond quickly to exploration and acquisition opportunities.
     The principal resources we need for acquiring, exploring, developing, producing and selling oil and natural gas are:
•	leasehold prospects under which oil and natural gas reserves may be discovered or developed;

•	drilling rigs and related equipment to explore for such reserves; and

•	knowledgeable and experienced personnel to conduct all phases of oil and natural gas operations.
Oil and Natural Gas Regulations
     Our operations are regulated by certain federal and state agencies. Oil and natural gas production and related operations are or have been subject to:
•	price controls;

•	taxes; and

•	environmental and other laws relating to the oil and natural gas industry.
     We cannot predict how existing laws and regulations may be interpreted by governmental agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such interpretations or new laws and regulations may have on our business, financial condition or results of operations.
     Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations that are enforced by federal, state and local governmental agencies. Failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are frequently amended or reinterpreted, we are not able to predict the future cost or impact of compliance with these laws.
     Texas and many other states require drilling permits, bonds and operating reports. Other requirements relating to the exploration and production of oil and natural gas are also imposed. These states also have statutes or regulations addressing conservation matters, including provisions for:
•	the unitization of pooling of oil and natural gas properties;

(10)

•	the establishment of maximum rates of production from oil and natural gas wells; and

•	the regulation of spacing, plugging and abandonment of wells.
     Sales of natural gas we produce are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission (FERC) regulates interstate and certain intrastate natural gas transportation rates and services conditions, which affect the marketing of our natural gas, as well as the revenues we receive for sales of our production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A, 636-B, and 636-C. These orders, commonly known as Order 636, have significantly altered the marketing and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services these pipelines previously performed.
     One of FERC’s purposes in issuing the orders was to increase competition in all phases of the natural gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings has been the subject of appeals, the results of which have generally been supportive of the FERC’s open-access policy. In 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. Because further review of certain of these orders is still possible, and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on Parallel and our natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance our ability to market and transport our natural gas, although it may also subject us to greater competition.
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
     We are also required to comply with various federal and state regulations regarding plugging and abandonment of oil and natural gas wells.
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
     In particular, our exploration and production operations, our activities in connection with storing and transporting oil and other liquid hydrocarbons, and our use of facilities for treating, processing or otherwise handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulations. As with the industry generally, compliance with existing and anticipated regulations increases our overall cost of business. While these regulations affect our capital expenditures and earnings, we believe that they do not affect our competitive position in the industry because our competitors are also affected by the same environmental regulatory programs. Since environmental regulations have historically been subject to frequent change, we cannot predict with certainty the future costs or other future impacts of environmental regulations on our future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including the

(11)

cost to comply with applicable regulations that require a response to the discharge, such as claims by neighboring landowners, regulatory agencies or other third parties for costs of:
•	containment or cleanup;

•	personal injury;

•	property damage; and

•	penalties assessed or other claims sought for natural resource damages.
The following are examples of some environmental laws that potentially impact our operations.
•	Water. The Oil Pollution Act, or OPA, was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 (FWPCA) and other statutes as they pertain to prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, or along shorelines. In the event of an oil spill into such waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar laws. Regulations are currently being developed under the OPA and similar state laws that may also impose additional regulatory burdens on us.

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

•	Solid Waste. We generate non-hazardous solid waste that fall under the requirements of the Federal Resource Conservation and Recovery Act and comparable state statues. The EPA and the states in which we operate are considering the adoption of stricter disposal standards for the type of non-hazardous waste we generate. The Resource Conservation and Recovery Act also governs the generation, management, and disposal of hazardous wastes. At present, we are not required to comply with a substantial portion of the Resource Conservation and Recovery Act requirements because our operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during operations, could in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such changes in the regulations may result in us incurring additional capital expenditures or operating expenses.

•	Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act, sometimes called CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a hazardous substance into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may have managed substances that may fall within CERCLA’s definition of a hazardous substance. We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where

(12)

we disposed of or arranged for the disposal of these substances. This potential liability extends to properties that we owned or operated as well as to properties owned and operated by others at which disposal of our hazardous substances occurred.

We currently own or lease numerous properties that for many years have been used for exploring and producing oil and natural gas. Although we believe we use operating and disposal practices standard in the industry, hydrocarbons or other wastes may have been disposed of or released by us on or under properties that we have owned or leased. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA, and analogous state laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property, including contaminated groundwater, or to perform remedial plugging operations to prevent future contamination.
ITEM 1A. RISK FACTORS
     The following should be considered carefully with the information provided elsewhere in this Annual Report on Form 10-K in reaching a decision regarding an investment in our common stock.
Risks Related to Our Business
The volatility of the oil and natural gas industry may have an adverse impact on our operations.
     Our revenues, cash flows and profitability are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Any significant or extended decline in oil or natural gas prices will have a material adverse effect on our business, financial condition and results of operations and could impair access to future sources of capital. Volatility in the oil and natural gas industry results from numerous factors over which we have no control, including:
•	the level of oil and natural gas prices, expectations about future oil and natural gas prices and the ability of international cartels to set and maintain production levels and prices;

•	the cost of exploring for, producing and transporting oil and natural gas;

•	the level and price of foreign oil and natural gas transportation;

•	available pipeline and other oil and natural gas transportation capacity;

•	weather conditions;

•	international political, military, regulatory and economic conditions;

•	the level of consumer demand;

•	the price and the availability of alternative fuels;

•	the effect of worldwide energy conservation measures; and

•	the ability of oil and natural gas companies to raise capital.
Significant declines in oil and natural gas prices for an extended period may:
•	impair our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;

•	reduce the amount of oil and natural gas that we can produce economically;

•	cause us to delay or postpone some of our capital projects;

(13)

•	reduce our revenues, operating income and cash flow; and

•	reduce the recorded value of our oil and natural gas properties.
     No assurance can be given that current levels of oil and natural gas prices will continue. We expect oil and natural gas prices, as well as the oil and natural gas industry generally, to continue to be volatile.
We must replace oil and natural gas reserves that we produce. Failure to replace reserves may negatively affect our business.
     Our future performance depends in part upon our ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves decline as they are depleted and we must locate and develop or acquire new oil and natural gas reserves to replace reserves being depleted by production. No assurance can be given that we will be able to find and develop or acquire additional reserves on an economic basis. If we cannot economically replace our reserves, our results of operations may be materially adversely affected and our stock price may decline.
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

(14)

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
     At December 31, 2006, we owned interests in 489 gross (376.42 net) oil and natural gas wells for which we were the operator and 936 gross (317.03 net) oil and natural gas wells where we were not the operator. Included in these wells are 383 gross (162.43 net) wells which are shut in or temporarily abandoned and 222 gross (120.61 net) injection wells.
     Whether or not we hold a majority working or operating interest in our oil and natural gas projects, we may not be in a position to remove the operator in the event of poor performance and we may not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s:
•	timing and amount of capital expenditures;

•	expertise and financial resources;

•	inclusion of other participants in drilling wells; and

•	use of technology.
Our business involves many operating risks, which may result in substantial losses, and insurance may be unavailable or inadequate to protect us against these risks.
     Our operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as:
•	fires;

(15)

•	natural disasters;

•	explosions;

•	pressure forcing oil or natural gas out of the wellbore at a dangerous velocity coupled with the potential for fire or explosion;

•	weather;

•	failure of oilfield drilling and service equipment and tools;

•	changes in underground pressure in a formation that causes the surface to collapse or crater;

•	pipeline ruptures or cement failures;

•	environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases; and

•	availability of needed equipment at acceptable prices, including steel tubular products.
Any of these risks can cause substantial losses resulting from:
•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.
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
     Historically, we have financed capital expenditures primarily with cash generated by operations, proceeds from bank borrowings and sales of our equity securities. In addition, we have sold and may consider selling additional assets to raise additional operating capital. From time to time, we may also reduce our ownership interests in our projects in order to reduce our capital expenditure requirements.
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

(16)

     If our revenues or the borrowing base under our revolving credit facility decreases as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future drilling projects. We may, from time to time, seek additional financing, either in the form of increased bank borrowings, sale of debt or equity securities or other forms of financing and there can be no assurance as to the availability of any additional financing upon terms acceptable to us.
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
If we default under either our revolving credit facility or our term loan facility, the lenders could foreclose on, and acquire control of, substantially all of our assets.
     The lenders under our two credit facilities have liens on substantially all of our assets. Additionally, both credit facilities restrict our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We are also required to comply with certain financial covenants and ratios under these facilities. As a result of the liens held by our lenders, if we fail to meet our payment or other obligations under either credit facility, including our failure to meet any of the required financial covenants or ratios, the lenders would be entitled to foreclose on substantially all of our assets and liquidate those assets.
We are subject to many restrictions under our two credit facilities.
     As required by our revolving credit facility and term loan facility with our bank lenders, we have pledged substantially all of our producing oil and natural gas properties as collateral to secure the payment of our indebtedness. Both credit facilities restrict our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We are also required to comply with certain financial covenants and ratios. Although we were in compliance with these covenants at December 31, 2006, in the past we have had to request waivers from our banks because of our non-compliance with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under either credit facility could result in a default under both credit facilities, which could cause all of our existing indebtedness to be immediately due and payable.

(17)

     Our revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion, based upon projected revenues from the oil and natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility. Any increase in the borrowing base requires the consent of all lenders. If all lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base determined by any lender. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and natural gas properties as additional collateral. We do not currently have any substantial properties that are not pledged and no assurance can be given that we would be able to make any mandatory principal prepayments required under the revolving credit facility.
Our producing properties are geographically concentrated.
     A substantial portion of our proved oil and natural gas reserves are located in the Permian Basin of west Texas and eastern New Mexico. Specifically, at December 31, 2006, approximately 92% of the discounted present value of our proved reserves were located in the Permian Basin. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs, significant governmental regulation, including any curtailment of production, or interruption of transportation of oil or natural gas produced from the wells.
Our derivative activities create a risk of financial loss.
     In order to manage our exposure to price risks in the marketing of our oil and natural gas, we have in the past and expect to continue to enter into oil and natural gas price risk management arrangements with respect to a portion of our expected production. We use derivative arrangements such as swaps, puts and collars that generally result in a fixed price or a range of minimum and maximum price limits over a specified time period. Certain derivative contracts may limit the benefits we could realize if actual prices received are above the contract price. In a typical derivative transaction utilizing a swap arrangement, we will have the right to receive from the counterparty the excess of the fixed price specified in the contract over a floating price based on a market index, multiplied by the quantity identified in the derivative contract. If the floating price exceeds the fixed price, we are required to pay the counterparty this difference multiplied by the quantity identified in the derivative contract. Derivative arrangements could prevent us from receiving the full advantage of increases in oil or natural gas prices above the fixed amount specified in the derivative contract. In addition, these transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:
•	the counterparties to our future contracts fail to perform under the contract; or

•	a sudden, unexpected event materially impacts oil or natural gas prices.
     In the past, some of our derivative contracts required us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations exceeded certain levels. Future collateral requirements are uncertain but will depend on arrangements with our counterparties and highly volatile oil and natural gas prices.
We are subject to complex federal, state and local laws and regulations that could adversely affect our business.
     Extensive federal, state and local regulation of the oil and natural gas industry significantly affects our operations. In particular, our oil and natural gas exploration, development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:
•	permits for drilling operations;

•	drilling bonds;

•	spacing of wells;

(18)

•	unitization and pooling of properties;

•	environmental protection;

•	reports concerning operations; and

•	taxation.
     Under these laws and regulations, we could be liable for:
•	personal injuries;

•	property damage;

•	oil spills;

•	discharge of hazardous materials;

•	reclamation costs;

•	remediation and clean-up costs; and

•	other environmental damages.
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
     We use the full cost method of accounting to account for our oil and natural gas operations. This means that we capitalize the costs to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the capitalized costs of oil and natural gas properties may not exceed a ceiling limit, which is based on the present value of estimated future net revenues, net of income tax effects, from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. These rules generally require pricing future oil and natural gas production at unescalated oil and natural gas prices in effect at the end of each fiscal quarter, with effect given to cash flow hedge positions. If our capitalized costs of oil and natural gas properties, as adjusted for asset retirement obligations, exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a ceiling test write-down. This non-cash impairment charge does not affect cash flow from operating activities, but it does reduce stockholders’ equity. Generally, impairment charges cannot be restored by subsequent increases in the prices of oil and natural gas.
     The risk that will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices decline. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.
     We did not recognize an impairment in 2006. We cannot assure you that we will not experience ceiling test write-downs in the future.
Terrorist activities may adversely affect our business.
     Terrorist activities, including events similar to those of September 11, 2001, or armed conflict involving the United States may adversely affect our business activities and financial condition. If events of this nature occur and persist, the resulting political and social instability could adversely affect prevailing oil and natural gas prices and cause a reduction in our revenues. In addition, oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged. Costs associated with insurance and other security

(19)

measures may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
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
Our oil and natural gas operations are subject to many inherent risks.
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

(20)

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
     Our revolving credit facility and second lien term loan facility contain a number of significant covenants that, among other things, restrict our ability to:
•	dispose of assets;

•	incur additional indebtedness;

•	use our retained earnings and net income for payment of dividends on our common stock;

•	create liens on our assets;

•	enter into specified investments or acquisitions;

•	repurchase, redeem or retire our capital stock or other securities;

•	merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries;

•	engage in specified transactions with subsidiaries and affiliates; or

•	engage in other specified corporate activities.
     Also, our credit facilities require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business or economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the credit facilities impose on us. A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under the credit facilities. A default, if not cured or waived, could result in acceleration of all indebtedness outstanding under the credit facilities. The accelerated debt would become immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.
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

(21)

Our stockholders’ rights plan, provisions in our corporate governance documents and Delaware law may delay or prevent an acquisition of Parallel, which could decrease the value of our common stock.
     Our certificate of incorporation, our bylaws and the Delaware General Corporation Law contain provisions that may discourage other persons from initiating a tender offer or takeover attempt that a stockholder might consider to be in the best interest of all stockholders, including takeover attempts that might result in a premium to be paid over the market price of our stock.
     On October 5, 2000, our Board of Directors adopted a stockholder rights plan. The plan is designed to protect Parallel from unfair or coercive takeover attempts and to prevent a potential acquirer from gaining control of Parallel without fairly compensating all of the stockholders. The plan authorized 50,000 shares of $0.10 par Series A Preferred Stock Purchase Rights. A dividend of one Right for each share of our outstanding common stock was distributed to stockholders of record at the close of business on October 16, 2000. If a public announcement is made that a person has acquired 15% or more of our common stock, or a tender or exchange offer is made for 15% of more of the common stock, each Right entitles the holder to purchase from the company one one-thousandth of a share of Series A Preferred Stock, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment. In addition, under certain circumstances, the rights entitle the holders to buy Parallel’s stock at a 50% discount. We are authorized to issue 10.0 million shares of preferred stock; there are no outstanding shares as of December 31, 2006. Our Board of Directors has total discretion in the issuance and the determination of the rights and privileges of any shares of preferred stock which might be issued in the future, which rights and privileges may be detrimental to the holders of the common stock. It is not possible to state the actual effect of the authorization and issuance of a new series of preferred stock upon the rights of holders of the common stock and other series of preferred stock unless and until the Board of Directors determines the attributes of any new series of preferred stock and the specific rights of its holders. These effects might include:
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
Future sales of our common stock could adversely affect our stock prices.
     Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. These potential sales could include sales of our common stock by our directors and officers, who beneficially owned approximately 7.49% of the outstanding shares of our common stock as of February 15, 2007.
Our business can be adversely impacted by downward changes in oil and natural gas prices, and most significantly by declines in oil prices.
     Our revenues, cash flows and profitability are substantially dependent on prevailing oil and natural gas prices, which are volatile. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem. Because approximately 84% of our estimated future net revenues from our proved reserves at December 31, 2006 are from oil production, we will be more affected by movements in oil prices.

(22)

The price of our common stock may fluctuate which may cause our common stock to trade at a substantially lower price than the price which you paid for our common stock.
     The trading price of our common stock and the price at which we may sell securities in the future is subject to substantial fluctuations in response to various factors, including any of the following: our ability to successfully accomplish our business strategy; the trading volume in our stock; changes in governmental regulations; actual or anticipated variations in our quarterly or annual financial results; our involvement in litigation; general market conditions; the prices of oil and natural gas; our ability to economically replace our reserves; announcements by us and our competitors; our liquidity; our ability to raise additional funds; and other events.
If securities analysts downgrade our stock or cease coverage of us, the price of our stock could decline.
     The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
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
Producing Wells and Acreage
     We have presented the table on the following page to provide you with a summary of the producing oil and natural gas wells and the developed and undeveloped acreage in which we owned an interest at December 31, 2006. We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests.

(23)

	Producing Wells(1)				Acreage
	Oil(2)		Gas		Developed		Undeveloped
	Gross	Net(3)	Gross	Net(3)	Gross	Net(4)	Gross	Net(4)
Texas
Barnett Shale	—	—	21	6.69	1,150	363	18,037	4,765
Carm-Ann/M eans	90	74.85	—	—	5,560	4,843	235	235
Cook Mountain	—	—	14	1.39	1,044	238	74	33
Cotton Valley	—	—	1	0.13	40	5	9,365	968
Diamond M	97	64.03	—	—	5,805	3,809
Fullerton	151	127.86	—	—	3,683	3,155	—	—
Harris	65	54.72	—	—	1,179	1,044	2,586	2,484
Other Permian	243	34.94	27	11.74	23,079	15,469	280	280
Ganado Lake WI	8	4.80	5	3.00	12,732	5,958	—	—
Yegua/Frio/Wilcox	4	1.03	42	11.16	5,616	2,113	2,632	934

Total	658	362.23	110	34.11	59,888	36,997	33,209	9,699

Colorado	—	—	—	—	—	—	14,080	14,080
New Mexico	—	—	52	14.08	20,800	5,914	109,523	56,745
Utah	—	—	—	—	—	—	145,813	138,243

Total	658	362.23	162	48.19	80,688	42,911	302,625	218,767

(1)	Does not include 383 gross (162.43 net) wells that were shut in or temporarily abandoned as of December 31, 2006.

(2)	Does not include 222 gross (120.61 net) injection wells as of December 31, 2006.

(3)	Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(4)	Net acres are computed by multiplying the number of gross acres by our working interest in the gross acres.
     At December 31, 2006, we owned interests in 489 gross (376.42 net) oil and natural gas wells for which we were the operator and 936 gross (317.03 net) oil and natural gas wells where we were not the operator. Included in these wells are 383 (162.43 net) gross wells which are shut in or temporarily abandoned and 222 gross (120.61 net) injection wells.
     The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator receives fees from other working interest owners as reimbursement for general and administrative expenses for operating the wells.
     Except for our oil and natural gas leases and related and seismic data, we do not own any patents, licenses, franchises or concessions which are significant to our oil and natural gas operations.
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

(24)

We do not believe that any of these encumbrances or burdens will materially affect our ownership or the use of our properties.
Oil and Natural Gas Reserves
     For the year ended December 31, 2006, our oil and natural gas reserves were estimated by Cawley Gillespie & Associates, Inc., Fort Worth, Texas.
     At December 31, 2006, our total estimated proved reserves were approximately 28.7 MMBbls of oil and approximately 58.9 Bcf of natural gas, or 38.5 MMBoe.
     The information in the following table provides you with certain information regarding our proved reserves as estimated by Cawley Gillespie & Associates, Inc. at December 31, 2006.

	Proved Developed	Proved Developed	Proved	Total
	Producing	Non-Producing	Undeveloped	Proved
		($ in thousands)
Oil (MBbls)	14,118	814	13,789	28,721

Gas (MMcf)	25,380	3,361	30,155	58,896

MBOE	18,348	1,374	18,815	38,537
     Estimates of our proved reserves and future net revenues are made using sales prices and costs, estimated to be in effect as of the date of our reserve estimates, that are held constant throughout the life of the properties, except to the extent a contract specifically provides for escalation of prices or costs. The average prices utilized in the estimation of our reserve calculations as of December 31, 2006 were $54.67 per Bbl of oil and $5.00 per Mcf of natural gas.
     For additional information concerning our estimated proved oil and natural gas reserves, you should read Note 16 to the Consolidated Financial Statements.
     The reserve data in this Annual Report on Form 10-K represent estimates only. Reservoir engineering is a subjective process. There are numerous uncertainties inherent in estimating our oil and natural gas reserves and their estimated values. Many factors are beyond our control. Estimating underground accumulations of oil and natural gas cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment and the costs we actually incur in the development of our reserves. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production after the date of the estimates. Consequently, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of estimates is highly dependent upon the accuracy of the assumptions upon which they were based.
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

(25)

v. Premium Resources II, L.P., Premium Resources, Inc., Danay Covert, Nick Morris, William D. Middleton, Dale Resources, L.L.C., and Parallel Petroleum, Inc.
     In this suit, the plaintiff alleges breach of fiduciary duty, fraud and conspiracy to defraud, breach of contract, constructive trust, suit to remove cloud from title, declaratory judgment, alter ego, tortious interference with contract and statutory fraud and seeks recovery of an unspecified amount of actual damages, special damages, consequential damages, exemplary damages, attorneys’ fees, pre-judgment and post-judgment interest and costs. Generally, the plaintiff alleges that it owns a 5.5% overriding royalty interest in certain oil and natural gas properties including the “Square Top LP” and the “West Fork LP” leases located in Tarrant County, Texas. The plaintiff alleges that the defendants (other than Dale Resources and Parallel) wrongfully and intentionally allowed these original oil and natural gas leases to terminate, causing the termination of plaintiff’s overriding royalty interest in each lease. The plaintiff further alleges that the defendants (other than Dale Resources and Parallel) failed to drill wells necessary to maintain the original leases in force and that after the original leases were allowed to terminate, the defendants (other than Dale Resources and Parallel) then acquired new oil and natural gas leases covering these same oil and natural gas properties, which were subsequently assigned to Dale Resources. Thereafter, Dale Resources allegedly assigned a portion of these new leases to Parallel.
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
     We are not aware of any other threatened material litigation and we have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We did not submit any matter to a vote of our stockholders during the fourth quarter of 2006.

(26)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock trades on the Nasdaq Global Market under the symbol “PLLL”. The following table shows, for the periods indicated, the high and low closing price per share for our common stock as reported on the Nasdaq Global Market.

	Price Per Share
	High	Low
2004
First Quarter	$4.67	$3.60
Second Quarter	$5.35	$3.83
Third Quarter	$5.68	$4.38
Fourth Quarter	$5.60	$4.83

2005
First Quarter	$7.60	$5.01
Second Quarter	$9.00	$6.26
Third Quarter	$14.15	$8.29
Fourth Quarter	$18.52	$11.41

2006
First Quarter	$21.13	$15.67
Second Quarter	$25.56	$18.47
Third Quarter	$26.39	$18.90
Fourth Quarter	$20.96	$16.34
     The closing price of our common stock on February 1, 2007 was $19.53 per share, as reported on the Nasdaq Global Market.
     As of February 1, 2007, there were approximately 2,446 stockholders of record. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.
Dividends
     We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. The revolving credit facility and second lien term loan facility we have with our lenders prohibit the payment of dividends on our common stock. See “Risks Related to Our Business — We do not pay dividends on our common stock” on page 21.
Sale of Unregistered Securities
     At our annual meeting of stockholders held on June 22, 2004, the stockholders approved the Parallel Petroleum Corporation 2004 Non-Employee Director Stock Grant Plan. You can find a description of this plan on page 74. Historically, Director’s fees had been paid solely in cash. However, upon approval of the plan by the stockholders, we began paying an annual retainer fee to each non-employee Director in the form of common stock. Only Directors of Parallel who are not employees of Parallel or any of its subsidiaries are eligible to participate in the plan. Under the plan, each non-employee Director is entitled to receive an annual retainer fee consisting of shares of common stock that are automatically granted on the first day of July in each year, beginning on July 1, 2004. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Global Market for the ten consecutive trading days commencing fifteen trading days before

(27)

the first day of July of each year. On July 1, 2006, and in accordance with the terms of the plan, a total of 4,696 shares of common stock were granted to four non-employee Directors as follows: Jeffrey G. Shrader — 1,174 shares; Dewayne Chitwood — 1,174 shares; Martin B. Oring — 1,174 shares; and Ray M. Poage — 1,174 shares. The shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Generally, shares issued under this plan are not transferable as long as the non-employee Director holding the shares remains a Director of Parallel.
     As further described under Item 13, Certain Relationships and Related Transactions, and Director Independence, on page 82 of this Annual Report on Form 10-K, Wealth Preservation, LLC, a financial consulting firm owned and managed by Martin B. Oring, a Director, exercised a warrant to purchase shares of our common stock on October 25, 2006. Utilizing a net exercise feature, Wealth Preservation LLC received 82,019 shares of common stock. No cash proceeds were received by us. The common stock was issued in reliance upon the exemptions from registration contained in Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended.
Repurchase of Equity Securities
     Neither we nor any “affiliated purchaser” repurchased any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2006.
ITEM 6. SELECTED FINANCIAL DATA
     In the table below, we provide you with selected historical financial data. We have prepared this information using our audited Consolidated Financial Statements for the five-year period ended December 31, 2006. It is important that you read this data along with our audited Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. The selected financial data provided are not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2006(1)	2005	2004	2003	2002(2)
	($ in thousands, except per share and per unit data)
Consolidated Income Statements Data:
Operating revenues	$97,025	$66,150	$35,837	$33,855	$12,106
Operating expenses	$56,606	$32,805	$23,571	$21,138	$11,250
Income (loss) before cumulative effect of change in accounting principle	$26,155	$(1,589)	$2,271	$7,664	$18,701
Net income (loss)	$26,155	$(1,589)	$2,271	$7,602	$18,701
Cumulative preferred stock dividend	$—	$(271)	$(572)	$(580)	$(585)
Net income (loss) available to common stockholders	$26,155	$(1,860)	$1,699	$7,022	$18,116

Income (loss) per common share before cumulative effect of change in accounting principle
Basic	$0.73	$(0.06)	$0.07	$0.33	$0.88
Diluted	$0.71	$(0.06)	$0.07	$0.31	$0.79

Weighted average common stock and common stock equivalents outstanding
Basic	35,888	32,253	25,323	21,264	20,680
Diluted	36,756	32,253	25,688	24,175	23,549
Cash dividends — common stock	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data:
Total assets	$442,818	$253,008	$170,671	$118,343	$102,351
Total liabilities	$259,036	$163,506	$110,677	$57,111	$56,852
Long-term debt, less current maturities	$165,000	$100,000	$79,000	$39,750	$45,604
Total stockholders’ equity	$183,782	$89,502	$59,994	$61,232	$45,499

(28)

	Year Ended December 31,
	2006(1)	2005	2004	2003	2002(2)
	($ in thousands, except per share and per unit data)
Consolidated Statement of Cash Flow Data:
Cash provided by (used in)
Operating activities	$74,186	$37,118	$18,156	$19,493	$1,528
Investing activities	$(200,548)	$(84,949)	$(69,518)	$(15,494)	$(30,277)
Financing activities	$125,854	$49,468	$38,765	$1,567	$37,210

Operating Data:
Product Sales
Oil (Bbls)	1,137	923	729	629	131
Gas (Mcf)	6,539	3,592	2,690	3,356	2,670
BOE	2,227	1,522	1,177	1,188	576
Average sales price
Oil (per Bbl)	$59.86	$51.78	$39.05	$29.11	$24.59
Gas (per Mcf)	$6.19	$8.54	$5.85	$5.40	$3.33
Proved reserves
Oil (Bbls)	28,721	21,192	18,916	12,084	10,271
Gas (Mcf)	58,896	25,237	16,825	16,271	15,633

(1)	Results include $9.0 million of equity in income of pipeline and gathering systems representing Parallel’s shares of net gain on sale of certain pipeline assets.

(2)	Results include a $31.0 million gain attributable to equity in income of First Permian, L.P.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist you in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2006. You should read the following discussion and analysis in conjunction with our audited Consolidated Financial Statements and the related notes.
     The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see “Cautionary Statement Regarding Forward-Looking Statements” on page (ii).
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
     During the latter part of 2002, we reduced our emphasis on high risk exploration efforts and started focusing on established geologic trends where we can utilize the engineering, operational, financial and technical expertise of our entire staff. Although we do participate in exploratory drilling activities, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are important criteria in the execution of our business plan. In summary, our current business plan:
•	focuses on projects having less geologic risk;

•	emphasizes acquisition, exploitation, development and enhancement activities;

•	includes the utilization of horizontal and fracture stimulation technologies on certain types of reservoirs;

(29)

•	focuses on acquiring producing properties; and

•	expands the scope of operations by diversifying our exploratory and development efforts, both in and outside of our current areas of operation.
     We continue our efforts to maintain low general and administrative expenses relative to the size of our overall operations, utilize advanced technologies, serve as operator in appropriate circumstances, and reduce operating costs.
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
Operating Performance
     Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and natural gas and the quantities of oil and natural gas that we are able to produce. The world price for oil has overall influence on the prices that we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Natural gas prices we receive are influenced by:
•	seasonal demand;

•	weather;

•	hurricane conditions in the Gulf of Mexico;

•	availability of pipeline transportation to end users;

•	proximity of our wells to major transportation pipeline infrastructures; and

•	world oil prices.
     Additional factors influencing our overall operating performance include:
•	production expenses;

•	overhead requirements; and

•	costs of capital.

(30)

     Our oil and natural gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:
•	cash flow from operations;

•	sales of our equity securities;

•	bank borrowings; and

•	industry joint ventures.
     Depletion per BOE in 2006 was $10.88, as compared to $7.61 in 2005 and $7.05 in 2004. The increase per BOE in 2006 was a result of increased drilling costs and recent acquisitions of producing properties.
Results of Operations
     As described under “Item 1. Business — About Our Strategy and Business”, we changed our business model in 2002. At the beginning of 2002, our total proved reserves were approximately 3.2 MMBoe with a reserves to production ratio of approximately 4 to 1. Through the execution of this business model, our reserves at the end of 2006 were approximately 38.5 MMBoe with a reserves to production ratio of approximately 17.3 to 1. As described on page 14 of this Annual Report on Form 10-K, the failure to replace oil and natural gas reserves may negatively affect our business. We monitor this risk by comparing the quantity of our oil and natural gas reserves at the end of each year to our production for that year. This comparison, which is made in the form of a reserves to production ratio, helps us measure our ability to offset produced volumes with new reserves that will be produced in the future. The reserves to production ratio is calculated by dividing the total proved reserves at the end of a year by the actual production for the same year. The annual change in this ratio provides us with an indication of our performance in replenishing annual production volumes. The reserves to production ratio is a statistical indicator that has limitations. The ratio is limited because it can vary widely based on the extent and timing of new discoveries and property acquisitions. In addition, the ratio does not take into account the cost or timing of future production of new reserves. For that reason, the ratio does not, and is not intended to, provide a measurement of value. At the end of 2002, our production was 77% natural gas and 23% oil, as compared to approximately 49% natural gas and 51% oil at the end of 2006. The production stream changed from shorter lived gulf coast natural gas to longer lived Permian Basin oil production and has increased our lease operating expense primarily due to increased utilities and chemicals associated with the operation of oil properties.

(31)

     The following table shows selected data and operating income comparisons for each of the three years ended December 31, 2006.

	Years Ended December 31,
	2006	2005	2004
	($ in thousands, except per unit data)
Production Volumes
Oil (Bbls)	1,137	923	729
Natural gas (Mcf)	6,539	3,592	2,690
BOE	2,227	1,522	1,177

Sales Price
Oil (per Bbl)(1)	$59.86	$51.78	$39.05
Natural gas (per Mcf)(1)	$6.19	$8.54	$5.85
BOE Price(1)	$48.73	$51.57	$37.55
BOE Price(2)	$43.56	$43.46	$30.45

Operating Revenues
Oil	$68,076	$47,800	$28,455
Effect of oil hedges	(11,512)	(12,139)	(7,458)
Natural gas	40,461	30,690	15,735
Effect of natural gas hedges	—	(201)	(895)

	97,025	66,150	35,837

Operating Expenses
Lease operating expense	16,819	9,947	7,373
Production taxes	5,577	4,102	2,108
General and administrative:
General and administrative	5,885	4,289	3,123
Public reporting	3,638	2,423	2,255
Depreciation, depletion and amortization	24,687	12,044	8,712

	56,606	32,805	23,571

Operating income	$40,419	$33,345	$12,266

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
Critical Accounting Policies and Practices
     Full Cost and Impairment of Assets. We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Costs of non-producing properties, wells in process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. At the end of each quarter, the net capitalized costs of our oil and natural gas properties, as adjusted for asset retirement obligations, is limited to the lower of unamortized cost or a ceiling, based on the present value of estimated future net revenues, net of income tax effects, discounted at 10%, plus the lower of cost or fair market value of our unproved properties. Estimated future net revenues are measured at unescalated oil and natural gas prices at the end of each quarter, with effect given to our cash flow hedge positions. If the net capitalized costs of our oil and natural gas properties exceed the ceiling, we are subject to a ceiling test write-down to the extent of the excess. A ceiling test write-down is a non-cash charge to earnings. It reduces earnings and impacts stockholders’ equity in the period of occurrence and may result in lower depreciation, depletion and amortization expense in future periods.
     The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices decline. If commodity prices deteriorate, it is possible that we could incur an impairment in future periods.

(32)

     Depletion. Provision for depletion of oil and natural gas properties under the full cost method is calculated using the unit of production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measurement based upon relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. Oil and natural gas properties included $50.4 million and $22.3 million for 2006 and 2005, respectively, for unevaluated properties not included in depletion. The cost of any impaired property is transferred to the balance of oil and natural gas properties subject to depletion.
     Proved Reserve Estimates. The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Our reserve estimates are prepared by independent petroleum engineers.
     The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. If future revisions significantly reduce previously estimated reserve quantities, it could result in a full cost ceiling write-down. At December 31, 2006, our ceiling was in excess of our capitalized costs. In addition to the impact of the estimates of proved reserves in calculating the ceiling test, estimates of proved reserves are also a significant component of the calculations of depreciation, depletion and amortization.
     While estimates of the quantities of proved reserves require substantial subjective judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. Accounting principles generally accepted in the United States require that prices and costs in effect as of the last day of the period are held constant indefinitely. Accordingly, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on the last day of a quarter, can be either substantially higher or lower than prices we actually receive in the long-term, which are a barometer for true fair value.
     Use of Estimates. The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported assets, liabilities, expenses, and some narrative disclosures. Hydrocarbon reserves, future development costs and certain hydrocarbon production expenses are the most critical estimates used in the preparation of our Consolidated Financial Statements.
     Derivatives. The Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 138, that requires all derivative instruments to be recorded on the balance sheet at their respective fair values. We adopted SFAS no. 133 on January 1, 2001.
     During the period from January 1, 2003 to June 30, 2004, new derivative contracts were designated as cash flow hedges. These contracts remained designated as cash flow hedges through their settlement. Accordingly, the effective portion of the unrealized gains or losses was recorded in other comprehensive loss until the settlement of the contract position occurred. At settlement of these contracts, the cash value paid was recorded in revenue along with oil and natural gas sales, or in interest expense along with the interest expense that we incurred under our credit facilities. As of December 31, 2006, we had no remaining contracts which were designated as hedges.
     For periods prior to 2003 and for periods after July 1, 2004, derivative contracts entered into were not designated as cash flow hedges. Accordingly, the unrealized gain or loss on these derivative contracts was recorded in other income. At settlement of these contracts, the realized gain or loss remains in other income and is not offset against oil and natural gas sales or interest expense.
     Although we have designated our derivative contracts differently in different periods, the purpose of all of our derivative contracts is to provide a measure of stability in our oil and natural gas receipts and interest rate payments and to manage exposure to commodity price and interest rate risk under existing sales contracts.

(33)

Years Ended December 31, 2006 and December 31, 2005
     Our oil and natural gas revenues and production product mix are shown in the following table for the years ended December 31, 2006 and 2005.

	Revenues(1)		Production
	2006	2005	2006	2005
Oil (Bbls)	58%	54%	51%	61%
Natural gas (Mcf)	42%	46%	49%	39%

Total	100%	100%	100%	100%

(1)	Includes the effects of derivative transactions accounted for as hedges.
     The following table shows our production volumes, product sale prices and operating revenues for the periods indicated.

				Percent
	Year Ended December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	($ in thousands, except per unit data)
Production Volumes
Oil (Bbls)	1,137	923	214	23%
Natural gas (Mcf)	6,539	3,592	2,947	82%
BOE	2,227	1,522	705	46%

Sales Price
Oil (per Bbl)(1)	$59.86	$51.78	$8.08	16%
Natural gas (per Mcf)(1)	$6.19	$8.54	$(2.35)	(28)%
BOE price(1)	$48.73	$51.57	$(2.84)	(6)%
BOE price(2)	$43.56	$43.46	$0.10	0%

Operating Revenues
Oil	$68,076	$47,800	$20,276	42%
Effect of oil hedges	(11,512)	(12,139)	627	(5)%
Natural gas	40,461	30,690	9,771	32%
Effect of natural gas hedges	—	(201)	201	(100)%

Total	$97,025	$66,150	$30,875	47%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, increased $20.3 million, or 42%, for the year ended 2006, as compared to 2005. Oil production volumes increased 23%, which was attributable to our 2006 drilling program in the Harris San Andres field that we acquired in 2005 and early 2006, re-stimulations and additional drilling in the Fullerton San Andres field and our drilling program in the Carm-Ann/N. Means Queen and Diamond M Canyon Reef. The increase in oil production increased revenue approximately $12.8 million for 2006. Average realized wellhead crude oil prices increased $8.08 per Bbl, or 16%, to $59.86 per Bbl for 2006, compared to 2005. The increase in oil price increased revenue approximately $7.5 million for 2006.
     Natural gas revenues, excluding hedges, increased $9.8 million, or 32%, for the year ended 2006, as compared to 2005. Natural gas production volumes increased 82% as a result of added production from drilling discoveries in our gulf coast area of south Texas, Fort Worth Basin Barnett Shale wells and initial production from our New Mexico Wolfcamp wells. The increase in natural gas volumes increased revenue approximately $18.2 million for 2006. Average realized wellhead natural gas prices decreased 28%, or $2.35 per Mcf, to $6.19 per Mcf. The decrease in natural gas prices had a negative effect on revenues of approximately $8.4 million for the year ended December 31, 2006.

(34)

     The negative effect on oil revenues of oil hedges decreased approximately $600,000, or 5%, for 2006, as compared to 2005, because contracts settled in 2006 had relatively higher strike prices in relation to the related market price at settlement. On a BOE basis, the negative effects of hedges declined from $8.11 per BOE in 2005 compared to $5.17 per BOE in 2006.
Costs and Expenses

				Percent
	Year Ended December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	($ in thousands)
Lease operating expense	$16,819	$9,947	$6,872	69%
Production taxes	5,577	4,102	1,475	36%
General and administrative:
General and administrative	5,885	4,289	1,596	37%
Public reporting	3,638	2,423	1,215	50%

Total general and administrative	9,523	6,712	2,811	42%

Depreciation, depletion and amortization	24,687	12,044	12,643	105%

Total	$56,606	$32,805	$23,801	73%

     Lease operating expense increased 69%, or $6.9 million, compared to 2005. Fifty-three percent (53%) of our 2006 production was from our long-life oil assets located in our west Texas Fullerton, Carm-Ann, Diamond M and Harris properties. Our increase in lease operating expenses is due to mechanical, ad valorem and utility costs which increased our related lifting costs to $7.55 per BOE in 2006, as compared to $6.54 per BOE in 2005. We experienced a 15% increase in our per BOE lifting costs primarily due to higher lifting costs associated with non-operated wells and newly acquired operated wells for the year ended December 31, 2006. The lifting costs per BOE are expected to be reduced by further development of our natural gas properties.
     Production taxes increased 36%, or $1.5, million in 2006, which was associated with an increase in revenues of $30.0 million. Production taxes in future periods will continue to be a function of product mix, production volumes and product prices.
     Total general and administrative expenses increased 42%, or $2.8 million, in 2006 over 2005. During the second quarter of 2006, we determined that stock options to purchase 30,000 shares of common stock had been granted in 2003 to four of our employees under our 1998 Stock Option Plan, but which were not available for issuance under the plan. In June 2006, the Board of Directors authorized us to enter into settlement and release agreements with the four employees. Under these agreements, we made a one-time lump sum cash payment to each employee in an amount equal to the “spread” between the exercise price of the options and the closing price of our stock on June 21, 2006. The total cash payments were approximately $511,000. This amount was charged to general and administrative expense during the second quarter of 2006. General and administrative expenses capitalized to the full cost pool were $1.7 million for 2006, compared to $1.3 million for 2005. On a BOE basis, general and administrative costs were $2.64 per BOE in 2006 compared to $2.82 per BOE in 2005, while public reporting costs were $1.63 per BOE and $1.59 per BOE for the same period.
     Included in our total general and administrative expenses are public reporting costs which increased 50%, or $1.2 million. Increased public reporting costs included, but were not limited to, increases in road show expenses, corporate counseling and oil and natural gas reserve analysis. In addition, we incurred additional public reporting costs associated with the stock options granted to our board of directors in late 2005.
     Depreciation and depletion expense increased 105% or $12.6 million for 2006 compared to 2005. Depletion per BOE was $10.88 for 2006 and $7.61 for 2005. This increase is attributable to increased drilling costs, recent producing property purchases and reserve revisions as a result of decreased natural gas prices. We anticipate fiscal year 2007 depletion costs will increase with increased production volumes.

(35)

Other income (expense)

				Percent
	Year Ended December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	($ dollars in thousands)
Gain (loss) on derivatives not classified as hedges	$2,802	$(31,669)	$34,471	109%
Gain (loss) on ineffective portion of hedges	626	(137)	763	557%
Interest and other income	158	167	(9)	(5)%
Interest expense	(12,360)	(4,780)	(7,580)	159%
Other expense	(189)	(102)	(87)	85%
Equity in income (loss) of pipelines and gathering system ventures	8,593	(89)	8,682	9,755%

Total	$(370)	$(36,610)	$36,240	99%

     We recorded a gain of $2.8 million in 2006 for derivatives not classified as hedges in 2006, as compared to a loss of $31.7 million for 2005. Future gains or losses on derivatives not classified as hedges will be impacted by the volatility of commodity prices and interest rates, as well as by the terms of any new derivative contracts.
     The ineffective portion of our hedges was a gain of approximately $626,000 in 2006, as compared to a loss of approximately $137,000 in 2005. As of December 31, 2006, all cash flow hedge contracts as defined by SFAS 133 were settled.
     Interest expense increased with the increase in our bank debt from $100.0 million to $165.0 million in 2006, along with an increase of our average loan interest rate from 7.96% to 8.30% in 2006. Interest expense will increase for 2007 with increased borrowings for leasehold acquisitions and amounts expended for drilling.
     We invested in four pipelines and gathering system joint ventures beginning in 2004. During 2006, the assets of two of these ventures were sold. As a result, we recognized our share of net gains on sale of $9.0 million in 2006.
     We had an income tax expense of $13.9 million in 2006, compared to a $1.7 million income tax benefit in 2005. The income tax rate for 2007 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     We had basic and diluted net earnings per share of $0.73 and $0.71, respectively, for 2006 and basic and diluted net loss per share of $0.06 for 2005. Basic weighted average common shares outstanding increased from 32.3 million shares in 2005 to 35.9 million shares in 2006. Diluted weighted average common shares increased from 32.3 million shares in 2005 to 36.8 million shares in 2006. The increase in common shares was primarily due to our public offering of 2.5 million shares of common stock in August 2006.
Years Ended December 31, 2005 and December 31, 2004
     Our oil and natural gas revenues and production product mix are shown in the table below for the years ended December 31, 2005 and 2004.

	Revenues(1)		Production
	2005	2004	2005	2004
Oil (Bbls)	54%	59%	61%	62%
Natural gas (Mcf)	46%	41%	39%	38%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions.

(36)

     The following table sets forth certain information about our operating revenues for the periods indicated.

				Percent
	Year Ended December 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
	($ in thousands, except per unit data)
Production Volumes
Oil (Bbls)	923	729	194	27%
Natural gas (Mcf)	3,592	2,690	902	34%
BOE	1,522	1,177	345	29%

Sales Price
Oil (per Bbl)(1)	$51.78	$39.05	$12.73	33%
Natural gas (per Mcf)(1)	$8.54	$5.85	$2.69	46%
BOE price(1)	$51.57	$37.55	$14.02	37%
BOE price(2)	$43.46	$30.45	$13.01	43%

Operating Revenues
Oil	$47,800	$28,455	$19,345	68%
Oil hedges	(12,139)	(7,458)	(4,681)	(63)%
Natural gas	30,690	15,735	14,955	95%
Natural gas hedges	(201)	(895)	694	78%

Total	$66,150	$35,837	$30,313	85%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, increased $19.3 million, or 68%, for the year ended 2005, as compared to 2004. Oil production volumes increased 27%, which was attributable to our 2005 drilling program in the Carm-Ann San Andres field and N. Mean Queen field that we acquired in 2004 and early 2005, re-stimulations and additional drilling in the Fullerton San Andres field and our drilling program in the Diamond M Canyon Reef. The increase in oil production increased revenue approximately $10.0 million for 2005. Average realized wellhead crude oil prices increased $12.73 per Bbl, or 33%, to $51.78 per Bbl for 2005, as compared to 2004. The increase in oil price increased revenue approximately $9.3 million for the year ended December 31, 2005.
     Natural gas revenues, excluding hedges, increased $15.0 million, or 95%, for the year ended 2005, compared to 2004. Natural gas production volumes increased 34% due to production from drilling discoveries in our south Texas Wilcox wells and initial production from our Fort Worth Basin Barnett Shale wells. The increase in natural gas volumes increased revenue approximately $7.7 million for 2005. Average realized wellhead natural gas prices increased 46%, or $2.69 per Mcf, to $8.54 per Mcf. The increase in natural gas prices had a positive effect on revenues of approximately $7.3 million for the year ended December 31, 2005.
     The negative effect on oil revenues of oil hedges increased $4.7 million, or 63%, for 2005, as compared to 2004 as a result of increased oil prices. The negative effect on natural gas revenues of natural gas hedge losses was $201,000 in 2005, as compared to $895,000 in 2004. Although natural gas prices increased 46% in 2005, we had less natural gas volumes hedged for 2005. On a BOE basis, hedges accounted for a reduction in revenue of $8.11 per BOE in 2005, as compared to $7.10 per BOE in 2004.

(37)

Costs and Expenses

				Percent
	Year Ended December 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
	($ in thousands)
Lease operating expense	$9,947	$7,373	$2,574	35%
Production taxes	4,102	2,108	1,994	95%
General and administrative:
General and administrative	4,289	3,123	1,166	37%
Public reporting	2,423	2,255	168	7%

Total general and administrative	6,712	5,378	1,334	25%

Depreciation, depletion and amortization	12,044	8,712	3,332	38%

Total	$32,805	$23,571	$9,234	39%

     Lease operating expense increased 35%, or $2.6 million, compared to 2004. Sixty-one percent (61%) of our 2005 production was attributable to our long-life oil assets: the Fullerton, Carm-Ann, Harris and Diamond M properties. The increase in lease operating expenses was due to mechanical, ad valorem and utility costs. Related lifting costs were $6.54 per BOE in 2005, compared to $6.26 per BOE in 2004. We experienced a 4% increase in our per BOE lifting costs primarily due to higher lifting costs associated with operating new wells and newly acquired wells for the year ended December 31, 2005.
     Production taxes increased 95%, or $2.0 million, in 2005, which was associated with a net wellhead increase in revenues of $34.3 million. Production taxes are a function of product mix, production volumes and product prices.
     Total general and administrative expenses increased 25%, or $1.3 million, in 2005, as compared to 2004. General and administrative expenses increased with our aggressive drilling program in 2005 through employee additions, bonus payments, benefits, and public reporting costs. General and administrative expenses capitalized to the full cost pool were $1.3 million for 2005, compared to $1.1 million for 2004. On a BOE basis, general and administrative costs were $2.82 per BOE in 2005, compared to $2.65 per BOE in 2004, while public reporting costs were $1.59 per BOE and $1.92 per BOE for the same period. As anticipated, general and administrative expenses increased in 2006 in association with reporting requirements and operational support of current and new acquisitions.
     Depreciation and depletion expense increased 38%, or $3.3 million, for 2005, as compared to 2004. Depletion per BOE was $7.61 for 2005 and $7.05 for 2004. This increase is attributable to property purchases and increased drilling costs. Depreciation expense increased with the cost of a new accounting and production system installed in 2004. Depletion costs are highly correlated with production volumes and capital expenditures.
Other income (expense)

				Percent
	Year Ended December 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
	($ in thousands)
Gain (loss) on derivatives not classified as hedges	$(31,669)	$(5,726)	$(25,943)	(453)%
Gain (loss) on ineffective portion of hedges	(137)	(240)	103	43%
Interest and other income	167	189	(22)	(12)%
Interest expense	(4,780)	(2,732)	(2,048)	75%
Other expense	(191)	(324)	133	(41)%

Total	$(36,610)	$(8,833)	$(27,777)	314%

(38)

     Beginning in the third quarter of 2004, none of the derivative contracts that we entered into were designated as cash flow hedges as defined by SFAS 133. None of the derivative contracts that were entered into in 2004 settled in 2004.
     We recorded a loss of $31.7 million in 2005 on derivatives not classified as hedges, as compared to a loss of $5.7 million for 2004. The increase was partly attributable to a change in how we designated our derivative contracts. Prior to 2004, we designated our derivative contracts as cash flow hedges. Beginning in July 2004, we ceased designating our derivative contracts as cash flow hedges. As a result, changes in the fair value of these contracts were recorded in this account. The loss also increased because of large increases in commodity prices for oil contracts. Future gains or losses on derivatives not classified as hedges are impacted by the volatility of commodity prices and interest rates, as well as by the terms of any new derivative contracts.
     The loss associated with the ineffective portion of our hedges decreased $103,000, or 43%, for 2005, compared to 2004. Commodity prices increased in 2005, resulting in the ineffective portion being recorded in other expense. The ineffective hedge gain or loss fluctuates until settlement of our contracts. As of December 31, 2005, we had one remaining commodity contract and one remaining interest rate swap contract designated as cash flow hedges as defined by SFAS 133.
     Interest expense increased with the associated increase in our bank debt from $79.0 million to $100.0 million in 2005, along with an increase in our average loan interest rate from 7.01% to 7.96% later in 2005. Other expenses decreased in 2005 associated with legal, accounting and related costs for an aborted high yield debt offering in 2004. Interest expense increased in 2006 as a result of increased borrowings for our property acquisitions, interest rate increases and for funding our increased drilling budget.
     We had an income tax benefit of $1.7 million in 2005, compared to a $1.2 million expense in 2004. The income tax rate for 2006 is dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     We had a basic and diluted net loss per share of $.06 for 2005 and basic and diluted net earnings per share of $.07 for 2004. Basic weighted average common shares outstanding increased from 25.3 million shares in 2004 to 32.3 million shares in 2005. Diluted weighted average common shares increased from 25.7 million shares in 2004 to 32.3 million shares in 2005. The increase in common shares resulted from our common stock offering of 5.75 million shares in February, 2005, and the conversion of our preferred stock, in June, 2005, into 2.7 million shares of common stock.
Capital Resources and Liquidity
     Our capital resources consist primarily of cash flows from our oil and natural gas properties, bank borrowings supported by our oil and natural gas reserves and equity offerings. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce.
     Working capital decreased approximately $9.1 million as of December 31, 2006 compared with December 31, 2005. Current liabilities exceeded current assets by $8.7 at December 31, 2006. The working capital decrease was due to increased obligations associated with our accelerated drilling program in 2006.
     The following table summarizes our cash flows from operating, investing and financing activities:

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Operating activities	$74,186	$37,118	$18,156

Investing activities	$(200,548)	$(84,949)	$(69,518)

Financing activities	$125,854	$49,468	$38,765

(39)

     Cash provided from operating activities in 2006 increased $37.1 million over 2005 largely due to increased net income from an increase in our production and a $9.0 million earnings distribution from equity method investments that resulted from our sale of the pipeline assets.
     Cash used in investing activities increased in 2006 compared to 2005, primarily as a result of our accelerated drilling activities in 2006.
     Cash provided by financing activities increased due to additional bank borrowings to fund our acquisitions and increased drilling activities. Proceeds from our 2006 equity offering were utilized for general corporate purposes, including debt repayment and the acceleration of our drilling and completion operations in certain core areas.
     Historically, we have funded our operations, capital requirements and interest expense requirements with cash flows from our oil and natural gas properties, bank borrowings and proceeds from sales of our equity securities. Although we expect these same capital resources to support our future activities, we continually review and consider alternative methods of financing.
Credit Facilities
     We have two separate credit facilities. Our Third Amended and Restated Credit Agreement or, the “Revolving Credit Agreement” with a group of bank lenders provides us with a revolving line of credit having a “borrowing base” limitation of $167.0 million at December 31, 2006. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At December 31, 2006, the principal amount outstanding under our revolving credit facility was $115.0 million, excluding $445,000 reserved for our letters of credit. Our second credit facility is a five year term loan facility provided to us under a Second Lien Term Loan Agreement or, the “Second Lien Agreement”, with a group of banks and other lenders. At December 31, 2006, our term loan under this facility was fully funded in the principal amount of $50.0 million, which was outstanding on that same date.
     Revolving Credit Facility
     The Revolving Credit Agreement allows us to borrow, repay and reborrow amounts available under the revolving credit facility. The amount of the borrowing base is based primarily upon the estimated value of our oil and natural gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of our loans exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the outstanding principal of our loans in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.
     Loans made to us under this revolving credit facility bear interest at the base rate of Citibank, N.A. or the “LIBOR” rate, at our election. Generally, Citibank’s base rate is equal to its “prime rate” as announced from time to time by Citibank.
     The LIBOR rate is generally equal to the sum of (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered in one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.00% to 2.50%, depending upon the outstanding principal amount of our loans. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.25%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.00%.
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At December 31, 2006, our weighted average base rate and LIBOR rate, plus the applicable margin, was 7.62% on $115.0 million, the outstanding principal amount of our revolving loan on that same date.
     In the case of base rate loans, interest is payable on the last day of each month. In the case of LIBOR loans, interest is payable on the last day of each applicable interest period.

(40)

     If the total outstanding borrowings under the revolving credit facility are less than the borrowing base, we are required to pay an unused commitment fee to the lenders in an amount equal to .25% of the daily average of the unadvanced portion of the borrowing base. The fee is payable quarterly.
     If the borrowing base is increased, we are also required to pay a fee of .375% on the amount of any such increase.
     All outstanding principal and accrued and unpaid interest under the revolving credit facility is due and payable on October 31, 2010. The maturity date of our outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Revolving Credit Agreement.
     The Revolving Credit Agreement contains various restrictive covenants, including (i) maintenance of a minimum current ratio, (ii) maintenance of a maximum ratio of funded indebtedness to earnings before interest, income taxes, depreciation, depletion and amortization,(iii) maintenance of a minimum net worth, (iv) prohibition of payment of dividends and (v) restrictions on incurrence of additional debt. We have pledged substantially all of our producing oil and natural gas properties to secure the repayment of our indebtedness under the Revolving Credit Agreement.
     As of December 31, 2006 we were in compliance with all of the covenants in our Revolving Credit Agreement.
     Second Lien Term Loan Facility
     We also have a $50.0 million term loan made available to us under our Second Lien Term Loan Agreement or, the “Second Lien Agreement”. Similar to our Revolving Credit Agreement, loans made to us under this credit facility bear interest, at our election, at an alternate base rate or a rate designated in the Agreement as the “LIBO” rate. The alternate base rate is the greater of (a) the prime rate in effect on any day and (b) the “Federal Funds Effective Rate” in effect on such day plus 1/2 of 1%, plus a margin of 3.50% per annum.
     The LIBO rate is generally equal to the sum of (a) a rate appearing in the Dow Jones Market Service for the applicable interest periods offered in one, two, three or six month periods and (b) an applicable margin rate per annum equal to 4.50%.
     Our producing oil and natural gas properties are also pledged to secure payment of our indebtedness under this facility, but the liens granted to the lender under the Second Lien Agreement are second and junior to the rights of the first lienholders under the Revolving Credit Agreement.
     At December 31, 2006, our LIBO interest rate, plus the applicable margin, was 9.875% on $50.0 million, the outstanding principal amount of our term loan on that same date.
     In the case of alternate base rate loans, interest is payable the last day of each March, June, September and December. In the case of LIBO loans, interest is payable on the last day of the interest period applicable to each tranche, but not to exceed intervals of three months.
     The Second Lien Agreement contains various restriction covenants, including (i) maintenance of a maximum ratio of debt to earnings before interest, income taxes, depreciation, depletion and amortization, (ii) maintenance of a minimum ratio of oil and natural gas reserve value to debt, (iii) prohibition of payment of dividends, and (iv) restrictions on incurrence of additional debt. All outstanding principal and accrued and unpaid interest under the Second Lien Agreement is due and payable on November 15, 2010. The maturity date may be accelerated by the lenders upon the occurrence of an event of default under the Second Lien Agreement.
     As of December 31, 2006 we were in compliance with all of the covenants in our Second Lien Agreement.
     Interest accrued for the year ended December 31, 2006, for both of our credit facilities, was approximately $12.5 million. Of this amount, approximately $637,000 was capitalized.

(41)

Preferred Stock
     At December 31, 2004 we had 950,000 shares of 6% convertible preferred stock outstanding. The preferred stock:
•	required us to pay dividends of $.60 per annum, semi-annually on June 15 and December 15 of each year;
•	was convertible into common stock at any time, at the option of the holder, into 2.8751 shares of common stock at an initial conversion price of $3.50 per share, subject to adjustment in certain events;

•	was redeemable at our option, in whole or in part, for $10 per share, plus accrued dividends;

•	had no voting rights, except as required by applicable law;

•	was senior to the common stock with respect to dividends and on liquidation, dissolution or winding up of Parallel;

•	had a liquidation value of $10 per share, plus accrued and unpaid dividends.
     As of June 6, 2005, all 950,000 outstanding shares of 6% convertible preferred stock had been converted into 2,714,280 shares of common stock.
Commodity Price Risk Management Transactions and Effects of Derivative Instruments
     The purpose of our derivative transactions is to provide a measure of stability in our cash flows. The derivative trade arrangements we have employed include collars, costless collars, floors or purchased puts, and oil, natural gas and interest rate swaps. In 2003, we designated our derivative trades as cash flow hedges under the provisions of SFAS 133, as amended. Although our purpose for entering into derivative trades has remained the same, contracts entered into after June 30, 2004 have not been designated as cash flow hedges.
     At December 31, 2006, we had no derivatives in place that were designated as cash flow hedges. All commodity derivative contracts at December 31, 2006 are accounted for by “mark-to-market” accounting whereby changes in fair value are charged to earnings. Changes in the fair values of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in the “Other income (expense), net”. To the extent these trades relate to production in 2007 and beyond, and oil prices increase, we will report a loss currently, but if there is no further change in prices, our revenue will be correspondingly higher (than if there had been no price increase) when the production is sold.
     All interest rate swaps that we have entered into for 2007 and beyond are accounted for by “mark-to-market” accounting as prescribed in SFAS 133.
     We are exposed to credit risk in the event of nonperformance by the counterparties to our derivative trade instruments. However, we periodically assess the creditworthiness of the counterparties to mitigate this credit risk.
     For additional information about our price risk management transactions, see Item 7A of this Annual Report on Form 10-K, beginning on page 44.
Future Capital Requirements
     Our capital expenditure budget for 2007 is approximately $155.6 million and is highly dependent on future oil and natural gas prices and the availability of funding. In addition to the impact that oil and natural gas prices will have on our budget, these expenditures will also be subject to:
•	our internally generated cash flows;

•	the availability of additional borrowings under our revolving credit facility;

•	the availability of supplies and services;

(42)

•	additional sources of funding; and
•	our future drilling successes.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
     We have contractual obligations and commitments that may affect our financial condition. The following table is a summary of our significant contractual obligations:

	Obligation Due in Period
Contractual Cash Obligations	2007	2008	2009	2010	2011	After 5 years	Total
	($ in thousands)
Revolving Credit Facility (secured)	$8,764	$8,788	$8,764	$122,300	$—	$—	$148,616
Term Loan Facility (secured)	4,937	4,951	4,938	54,315	—	—	69,141
Office Lease (Dinero Plaza)	204	210	216	36	—	—	666
Andrews and Snyder Field Offices (1)	23	14	14	14	14	530	609
Asset Retirement Obligations(2)	701	33	89	53	45	4,142	5,063
Derivative Obligations	14,109	13,954	224	208	—	—	28,495
Drilling Contract	808	—	—	—	—	—	808

Total	$29,546	$27,950	$14,245	$176,926	$59	$4,672	$253,398

(1)	The Snyder office lease expires upon the cessation of production from the Diamond “M” area wells. The Andrews field office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(2)	Asset retirement obligations of oil and natural gas assets, excluding salvage value and accretion.
     Deferred taxes are not included in the table above. The utilization of net operating loss carryforwards combined with our plans for development and acquisitions may offset any major cash outflows. However, the ultimate timing of the settlements cannot be precisely determined.
     The amounts above include principal payment obligations under the revolving credit facility and second lien term loan facility noted in the table above, and interest payments on such indebtedness. See Note 8 to the Consolidated Financial Statements.
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
Outlook
     The oil and natural gas industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of oil and natural gas reserves. Historically, our capital expenditures have been financed primarily with:
•	internally generated cash from operations;

•	proceeds from bank borrowings; and

•	proceeds from sales of equity securities.
     The continued availability of these capital sources depends upon a number of variables, including:
•	our proved reserves;

(43)

•	the volumes of oil and natural gas we produce from existing wells;

•	the prices at which we sell oil and natural gas; and
•	our ability to acquire, locate and produce new reserves.
     Each of these variables materially affects our borrowing capacity. We may from time to time seek additional financing in the form of:
•	increased bank borrowings;

•	sales of our debt and equity securities;

•	sales of non-core properties; and

•	other forms of financing.
     Except for our existing revolving credit facility, we do not have any agreements for future financing and there can be no assurance as to the availability or terms of any such financing.
Inflation
     Our drilling costs have escalated and we would expect this trend to continue. However, over the past several years our commodity prices have increased to offset the effects of cost inflation.
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 changes the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48 but does not believe that its implementation will have a material effect on the Company’s financial position or results of operation in any period.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. FAS 157 will be effective for our financial statements for the fiscal year beginning January 1, 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following quantitative and qualitative information is provided about market risks and our derivative instruments at December 31, 2006 from which we may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.

(44)

Interest Rate Sensitivity as of December 31, 2006
     Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. Since our interest rates are variable and reflect current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in December 2006. You should read Note 8 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

	2006	2007	2008	2009	2010	Total
	($ in thousands)
Variable rate debt	$—	$—	$—	$—	$165,000	$165,000

Revolving Credit Facility (secured) Average interest rate	7.621%	7.621%	7.621%	7.621%	7.621%

Second Lien Term Loan Facility (secured) Average interest rate	9.875%	9.875%	9.875%	9.875%	9.875%
     At December 31, 2006, we had outstanding bank loans in the aggregate principal amount of $165.0 million at a weighted average interest rate of 8.30%. Under our revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.00% to 2.50% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 5.00%. Under our second lien term loan facility, we may elect an interest rate based upon an alternate base rate, or the LIBOR rate, plus a margin of 4.50%.
     As of December 31, 2006, we employed fixed interest rate swap contracts with BNP Paribas and Citibank, NA based on the 90-day LIBOR rates at the time of the contracts. These contracts are accounted for by “mark to market” accounting as prescribed in SFAS 133. We receive interest based on a 90-day LIBOR rate and pay the fixed rates shown below. We view these contracts as protection against future interest rate volatility. Below is a table describing the nature of these interest rate swaps and the fair market value of these contracts as of December 31, 2006.

			Estimated
	Notional	Weighted Average	Fair Market Value
Period of Time	Amounts	Fixed Interest Rates	at December 31, 2006
	($ in millions)		($ in thousands)
January 1, 2007 thru December 31, 2007	$100	4.62%	$611
January 1, 2008 thru December 31, 2008	$100	4.86%	12
January 1, 2009 thru December 31, 2009	$50	5.06%	(86)
January 1, 2010 thru October 31, 2010	$50	5.15%	(71)

Total Fair Market Value			$466

Commodity Price Sensitivity as of December 31, 2006
     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices we received during 2006 ranged from a low of $51.65 per barrel to a high of

(45)

$73.03 per barrel. Natural gas prices we received during 2006 ranged from a low of $1.00 per Mcf to a high of $15.11 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We use various derivative instruments to minimize our exposure to the volatility of commodity prices. As of December 31, 2006, we had employed costless collars, collars and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all contracts are accounted for by the “mark to market” accounting method as prescribed in SFAS 133.
     As of December 31, 2005, we had one commodity swap contract with BNP Paribas that was designated as a cash flow hedge. This contract covered a total of 265,500 barrels of crude oil production in 2006 at a NYMEX swap price of $23.04 per Bbl. This contract expired on December 20, 2006.
     Below is a description of our active commodity contracts as of December 31, 2006.
     Collars. Collars are contracts which combine both a put option, or “floor”, and a call option, or “ceiling”. These contracts may not involve payment or receipt of cash at inception, depending upon “ceiling” and “floor” strike prices.
     A summary of our collar positions at December 31, 2006 is as follows:

					Houston
		NyMex			Ship Channel		WAHA		Fair
	Barrels	Oil Prices		MMBtu of	Gas Prices		Gas Prices		Market
Period of Time	of Oil	Floor	Cap	Natural Gas	Floor	Cap	Floor	Cap	Value
									($ in
									thousands)
January 1, 2007 thru December 31, 2007	292,000	$55.63	$84.88	—	$—	$—	$—	$—	$357
April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	$—	$—	85
April 1, 2007 thru October 31, 2007	—	$—	$—	642,000	$—	$—	$6.25	$8.90	291
January 1, 2008 thru December 31, 2008	237,900	$60.38	$81.08	—	$—	$—	$—	$—	411
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	—	$—	$—	$—	$—	1,733
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	—	$—	$—	$—	$—	1,285

Total Fair Market Value									$4,162

     Commodity Swaps. Generally, swaps are an agreement to buy or sell a specified commodity for delivery in the future, but at an agreed fixed price. Swap transactions convert a floating or market price into a fixed price. For any particular swap transaction, the counterparty is required to make a payment to us if the reference price for any settlement period is less than the swap or fixed price for the applicable derivative contract, and we are required to make a payment to the counterparty if the reference price for any settlement period is greater than the swap or fixed price for the applicable derivative contract.

(46)

     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of Bbls, and weighted average swap prices are as follows:

	Barrels of	Nymex Oil	Fair Market
Period of Time	Oil	Swap Price	Value
			($ in thousands)
January 1, 2007 thru December 31, 2007	474,500	$34.36	$(14,109)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(13,826)

Total fair market value			$(27,935)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Consolidated Financial Statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We use disclosure controls and procedures to help ensure that information we are required to disclose in reports that we file with the Securities and Exchange Commission is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods specified by the SEC. As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by Larry C. Oldham, our President and Chief Executive Officer (principal executive officer), and Steven D. Foster, our Chief Financial Officer (principal financial officer). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective for their intended purposes.
Management’s Report on Internal Control Over Financial Reporting
     Management of Parallel is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
     Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and,

(47)

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
     Management assessed the effectiveness of Parallel’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of this assessment, management determined that Parallel’s internal control over financial reporting, as of December 31, 2006, was effective based on those criteria.
     BDO Seidman, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, which is set forth below under “Attestation Report”.
Changes in Internal Controls
     During the fourth quarter of fiscal 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report
Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
To the Board of Directors and Stockholders of
Parallel Petroleum Corporation
Midland, Texas
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Parallel Petroleum Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

(48)

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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion.
/s/ BDO Seidman, LLP
Houston, Texas
February 27, 2007
ITEM 9B. OTHER INFORMATION
          None.

(49)

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our Directors and executive officers at February 1, 2007 are as follows:

		Director
Name	Age	Since	Position with Company
Thomas R. Cambridge (1)	71	1985	Chairman of the Board of Directors
Larry C. Oldham(1)	53	1979	Director, President and Chief Executive Officer
Martin B. Oring(1)(2)(3)(4)	61	2001	Director
Ray M. Poage (1)(2)(3)(4)	59	2003	Director
Jeffrey G. Shrader (1)(2)(3)(4)	56	2001	Director
Donald E. Tiffin	49	—	Chief Operating Officer
Eric A. Bayley	58	—	Vice President of Corporate Engineering
John S. Rutherford	46	—	Vice President of Land and Administration
Steven D. Foster	51	—	Chief Financial Officer

(1)	Member of Hedging and Acquisitions Committee

(2)	Member of Compensation Committee

(3)	Member of Audit Committee

(4)	Member of Corporate Governance and Nominating Committee
     Thomas R. Cambridge, Chairman of the Board of Directors of Parallel, is an independent petroleum geologist engaged in the exploration for, development and production of oil and natural gas. From 1970 until 1990, such activities were carried out primarily through Cambridge & Nail Partnership, a Texas general partnership. Since 1990, such activities have been carried out through Cambridge Production, Inc., a Texas corporation, and Cambridge Partnership, Ltd., a Texas limited partnership. Mr. Cambridge has served as a Director of Parallel since February 1985 and as Chairman of the Board since October 1985; as President during the period from October 1985 to October 1994 and as Chief Executive Officer from October 1985 to January 2004. He received a Bachelors degree in geology from the University of Nebraska in 1958 and a Masters of Science degree in 1960.
     Mr. Oldham is a founder of Parallel and has served as an officer and Director since its formation in 1979. Mr. Oldham became President of Parallel in October 1994, and served as Executive Vice President before becoming President. Effective January 1, 2004, Mr. Oldham replaced Mr. Cambridge as Chief Executive Officer. Mr. Oldham received a Bachelor of Business Administration degree from West Texas State University in 1975.
     Mr. Oring is an owner and managing member of Wealth Preservation, LLC, a financial counseling firm founded by Mr. Oring in January 2001. From 1998 to December 2000, Mr. Oring was Managing Director Executive Services of Prudential Securities Incorporated, and from 1996 to 1998, Mr. Oring was Managing Director Capital Markets of Prudential Securities Incorporated. From 1989 to 1996, Mr. Oring was Manager of Capital Planning for The Chase Manhattan Corporation. At February 1, 2007, Mr. Oring was Chairman of the Hedging and Acquisitions Committee of the Board of Directors.
     Mr. Poage was a partner in KPMG LLP from 1980 to June 2002 when he retired. Mr. Poage’s responsibilities included supervising and managing both audit and tax professionals and providing services, primarily in the area of taxation, to private and publicly held companies engaged in the oil and natural gas industry. At February 1, 2007, Mr. Poage was Chairman of the Audit Committee of the Board of Directors.

(50)

     Mr. Shrader has been a shareholder in the law firm of Sprouse Shrader Smith, Amarillo, Texas, since January 1993. He has also served as a director of Hastings Entertainment, Inc. since 1992. At February 1, 2007, Mr. Shrader was Chairman of the Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors.
     Mr. Tiffin served as Vice President of Business Development from June 2002 until January 1, 2004 when he became Chief Operating Officer. From August 1999 until May 2002, Mr. Tiffin served as General Manager of First Permian, L.P. and from July 1993 to July 1999, Mr. Tiffin was the Drilling and Production Manager in the Midland, Texas office of Fina Oil and Chemical Company. Mr. Tiffin graduated from the University of Oklahoma in 1979 with a Bachelor of Science degree in Petroleum Engineering.
     Mr. Bayley has been Vice President of Corporate Engineering since July 2001. From October 1993 until July 2001, Mr. Bayley was employed by Parallel as Manager of Engineering. From December 1990 to October 1993, Mr. Bayley was an independent consulting engineer and devoted substantially all of his time to Parallel. Mr. Bayley graduated from Texas A&M University in 1978 with a Bachelor of Science degree in Petroleum Engineering. He graduated from the University of Texas of the Permian Basin in 1984 with a Master’s of Business Administration degree.
     Mr. Rutherford has been Vice President of Land and Administration of Parallel since July 2001. From October 1993 until July 2001, Mr. Rutherford was employed as Manager of Land/Administration. From May 1991 to October 1993, Mr. Rutherford served as a consultant to Parallel, devoting substantially all of his time to Parallel’s business. Mr. Rutherford graduated from Oral Roberts University in 1982 with a degree in Education, and in 1986 he graduated from Baylor University with a Master’s degree in Business Administration.
     Mr. Foster has been the Chief Financial Officer of Parallel since June 2002. From November 2000 to May 2002, Mr. Foster was the Controller and Assistant Secretary of First Permian, L.P. and from September 1997 to November 2000, he was employed by Pioneer Natural Resources, USA in the capacities of Director of Revenue Accounting and Manager of Joint Interest Accounting. Mr. Foster graduated from Texas Tech University in 1977 with a Bachelor of Business Administration degree in Accounting. He is a certified public accountant.
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
Corporate Governance
     Under the Delaware General Corporation Law and Parallel’s bylaws, our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of Parallel’s business through discussions with the Chairman of the Board , the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. We currently have five members of the Board, including Thomas R. Cambridge, Larry C. Oldham, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader. The Board has determined that all of our Directors, other than Mr. Cambridge and Mr. Oldham, are “independent” for the purposes of NASD Rule 4200(a) (15). The Board based these determinations primarily on responses of the Directors and executive officers to questions regarding employment and compensation history, affiliations and family and other relationships and on discussions among the Directors.

(51)

     The Board has four standing committees:
•	the Audit Committee;

•	the Corporate Governance and Nominating Committee;

•	the Compensation Committee; and

•	the Hedging and Acquisitions Committee.
     Dewayne E. Chitwood also served on our Board of Directors from December 2000 until January 2007 when he resigned from the Board. Mr. Chitwood was also one of our independent Directors and served on the Audit, Compensation and Corporate Governance and Nominating committees throughout 2006.
Audit Committee
     The Audit Committee of the Board of Directors reviews the results of the annual audit of our Consolidated Financial Statements and recommendations of the independent auditors with respect to our accounting practices, policies and procedures. As prescribed by our Audit Committee charter, the Audit Committee also assists the Board of Directors in fulfilling its oversight responsibilities, reviewing our systems of internal accounting and financial controls, and the independent audit of our Consolidated Financial Statements.
     The Audit Committee of the Board of Directors consists of three directors, all of whom have no financial or personal ties to Parallel (other than director compensation and equity ownership as described in this Annual Report on Form 10-K) and meet the Nasdaq standards for independence. The Board of Directors has determined that at least one member of the Audit Committee, Ray M. Poage, meets the criteria of an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K, and is independent for purposes of Nasdaq listing standards and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. Mr. Poage’s background and experience includes service as a partner of KPMG LLP where Mr. Poage participated extensively in accounting, auditing and tax matters related to the oil and natural gas business. The Audit Committee operates under a charter which can be viewed in our website on www.plll.com.
     The current members of the Audit Committee are Martin B. Oring, Ray M. Poage (Chairman) and Jeffrey G. Shrader.
Corporate Governance and Nominating Committee
     The Board’s Corporate Governance and Nominating Committee operates under a charter outlining the functions and responsibilities of the committee, including recommending to the full Board of Directors nominees for election as directors of Parallel, and making recommendations to the Board of Directors from time to time as to matters of corporate governance. The current members of this committee are Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader A copy of the charter can be viewed in our website at www.plll.com.
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

(52)

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as a Director if nominated and elected.
Compensation Committee
     The members of the Compensation Committee during 2006 were Dewayne E. Chitwood, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader. Messrs. Oring, Poage and Shrader continue to serve as members of the Compensation Committee. Mr. Chitwood’s membership on the committee terminated when he resigned from the Board of Directors in January 2007. Mr. Shrader presently acts as the Chairman of the Compensation Committee. The Compensation Committee’s responsibilities include reviewing and recommending to the Board the compensation and terms of benefit arrangements with Parallel’s officers, and making of awards under such arrangements.
Hedging and Acquisitions Committee
     The Hedging and Acquisitions Committee presently consists of all five of our Directors, including Messrs. Oring, Poage, Shrader, Oldham and Cambridge. Mr. Oring presently serves as chairman of this committee. With respect to derivative contracts, the committee reviews, assists, and advises management on overall risk management strategies and techniques. The committee strives to implement prudent commodity and interest rate derivative arrangements, and monitors our compliance with certain covenants in our revolving credit facility. The Hedging and Acquisitions Committee also reviews with management plans and strategies for pursuing acquisitions.
Code of Ethics
     The Board has adopted a code of ethics which applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all other financial officers and executives. You may review the code of ethics on our website at www.plll.com. A copy of our code of ethics has also been filed with the Securities and Exchange Commission and is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We will provide without charge to each person, upon written or oral request, a copy of our code of ethics. Requests should be directed to:
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

(53)

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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires Parallel’s Directors and officers to file periodic reports with the Securities and Exchange Commission. These reports show the Directors’ and officers’ ownership and the changes in ownership, of Parallel’s common stock and other equity securities. To our knowledge, all Section 16(a) filing requirements were complied with during 2006, except that Eric A. Bayley, Vice President of Corporate Engineering, owned a warrant to purchase 200 shares of common stock which was not included in his Form 3 Report when he became an officer of Parallel on July 1, 2001.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction and Overview
     The Compensation Committee of the Board of Directors is responsible for determining the types and amounts of compensation we pay to our executives. Our Committee operates under a written charter that you can view on our website at http://www.plll.com. The Board of Directors has affirmatively determined that each director who is a member of the Committee meets the independence requirements of the Nasdaq Global Market. The Board determines, in its business judgment, whether a particular Director satisfies the requirements for membership on the Committee set forth in the Committee’s charter. None of the members of the Compensation Committee are current or former employees of Parallel or any of its subsidiaries.
     Our Compensation Committee is responsible for formulating and administering the overall compensation principles and plans for Parallel. This includes establishing the compensation paid to our officers, administering our stock option plans and, generally, reviewing our compensation programs at least annually.
     The Committee periodically meets in executive session without members of management or management directors present and reports to the Board of Directors on its actions and recommendations.
     We discuss below the philosophy, objectives and principles we followed last year for compensating our executive officers.
Compensation Philosophy and Objectives
     The Committee’s compensation philosophy is to provide an executive compensation program that:
•	is competitive with compensation programs offered by comparable companies engaged in businesses similar to ours;

•	rewards performance, skills and talents necessary to advance our company objectives and further the interests of stockholders;

•	is balanced between a fair and reasonable cash compensation and incentives linked to Parallel’s overall operating performance; and

•	is fair to our executives, but within reasonable limits.
     The Company’s practice is and has been to link compensation with performance, measured at the company level, and to emphasize the importance of each executive’s contribution to the overall success of the Company. The overall objectives of our compensation philosophy are to:

(54)

•	provide a reasonable and competitive level of current annual income;

•	provide incentives that encourage our executives to continue their employment with us;

•	motivate executives to accomplish our company goals and reward performance;

•	create an environment conducive to company-oriented success rather than individual success;

•	align compensation and benefits with business strategy and competitive market data; and

•	encourage the application of prudent decision making processes in an industry marked by volatility and high risk.
     Our Committee supports these objectives by emphasizing compensation arrangements that we believe will attract and retain qualified executives and reward them for creating a solid platform for the long-term growth and success of Parallel. At the same time, we are mindful of, and try to balance our executive compensation arrangements with, the interests and concerns of stockholders.
     To more fully understand our current compensation philosophies and practices, it is important to keep in mind some historical milestones that have influenced the shaping of our compensation practices. For instance, it was not until May 2002 that we had more than seven employees, as compared to 41 employees that we currently have; our total market capitalization (including shares held by our officers and directors) at December 31, 2002 was approximately $58 million, as compared to a total market capitalization (including shares held by our officers and directors) of approximately $660 million at December 31, 2006; and it was not until the latter part of 2004 that the market price of our stock consistently exceeded $5.00 per share. Given our small size, limited staff and limited resources in earlier years, the compensation of our executives consisted primarily of salaries, cash bonuses and stock options, with an emphasis on the use of stock options. Since November 2002, however, we have moved away from the use of stock options as a long-term incentive and relied more on our Incentive and Retention Plan that we adopted in 2004. Other than shifting our emphasis from the use of stock options to the Incentive and Retention Plan, we have chosen to continue a relatively simple compensation framework for our executives. We believe that by doing so, we are able to establish a higher degree of understanding and certainty for our executives as well as the investing public, while at the same time avoiding complex benefit packages and agreements that are less transparent than our compensation program and that require significant time and cost to properly administer. In the end, we believe our compensation arrangements provide the desired results: fair and reasonable pay for achievements beneficial to Parallel and its stockholders.
Compensation Components
     Our judgments regarding executive compensation are primarily based upon our assessment of company performance, and each executive officer’s leadership, performance and individual contributions to Parallel’s business. The accounting and tax treatment of different elements of compensation has not had a significant impact on our use of any particular form of compensation. In reviewing the overall compensation of our officers, we have historically considered a mix of the following components or elements of executive compensation:
•	base salaries;

•	stock option grants;

•	annual cash bonuses;

•	health and life insurance plans which are generally available to all of our employees;

•	contributions by Parallel to our 401(k) retirement plan;

•	an equity based cash incentive plan;

(55)

•	change of control arrangements; and

•	limited perquisites and personal benefits provided by Parallel to our executive officers.
     To help give you a better understanding of the overall compensation picture of our executives, we have included the following table showing the elements of executive compensation we have used in the past and certain types of executive compensation that we have not used :

	Used by	Not Used by
Elements of Compensation	Parallel	Parallel
Base salaries	✓
Employment agreements		✓
Cash bonuses	✓
Stock awards		✓
Change of control/severance arrangements	✓
Defined benefit pension plan		✓
Defined contribution plan	✓
Stock options	✓
Tax gross-ups	✓
Employee stock purchase/ ownership plan		✓
Supplemental executive retirement plans/benefits		✓
Deferred compensation plan		✓
Incentive and retention plan	✓
Limited perquisites and personal benefits	✓
Evaluation Factors
     In addition to comparing the compensation packages of our officers with the compensation packages of officers of other companies similar to Parallel, we also relied, as we have in the past, on our general knowledge and experience in the oil and natural gas industry, focusing on a subjective analysis of each of our executive’s contributions to Parallel’s overall performance. While specific performance levels or “benchmarks” are not used to establish salaries, cash bonuses or grant stock options, we do take into account historic comparisons of Parallel’s performance. The link between pay and company performance is based primarily on the Compensation Committee’s evaluation of periodic results of certain elements of company performance. Generally, our evaluations are influenced equally by operational metrics and financial metrics.
     We have not adopted specific target or performance levels with respect to quantitative or qualitative performance-related factors which would automatically result in increases or decreases in compensation. Instead, we make subjective determinations based upon a consideration of many factors, including those we have described below. We have not assigned relative weights or rankings to these factors. Specific elements of company performance and individual performance that we consider in setting compensation policies and making compensation decisions

(56)

include the following factors, several of which we consider in the context of Parallel alone and by comparison with peer companies:
•	growth in the quantity and value of our proved oil and natural gas reserves;

•	volumes of oil and natural gas produced by Parallel and our executives’ ability to replace oil and natural gas produced with new oil and natural gas reserves;

•	cash flows from operations;

•	revenues;

•	earnings per share;

•	the market value of our common stock;

•	the extent to which the officers have been successful in finding and creating opportunities for Parallel to participate in acquisition, exploitation and drilling ventures having quality prospects;

•	the ability of our officers to formulate and maintain sound budgets for our business activities;

•	the overall financial condition of Parallel;

•	the achievement by management of specific tasks and goals set by the Board of Directors from time to time;

•	the effectiveness of our compensation packages in motivating officers to remain in Parallel’s employment;

•	oil and gas finding costs and operating costs; and

•	the ability of our executives to effectively implement risk management practices, including oil and natural gas and interest rate hedging activities.
     In addition to considering the elements of performance described above, other factors that we consider in determining compensation include:
•	longevity of service; and

•	the individual performance, leadership, business knowledge and level of responsibility of our officers.
     We believe the key components of our executive compensation program, base salary, cash bonuses and the potential for awards under our Incentive and Retention Plan, provide an adequate mix of different types of compensation that reflect the outcome of our analysis of the evaluation factors described above. For instance, we believe that potential rewards under the Incentive and Retention Plan are reflective of the longer-term operational metrics of reserve growth, increased production and increased cash flows from operations, while base salaries and cash bonuses are more closely linked to the short-term objectives of providing reasonable and competitive levels of current annual increases. Since the elements of compensation we use are fairly limited, the results of our evaluation of the company’s performance and executive’s individual performance are reflected more by the amounts of compensation we award, rather than by type of award.
     In recent years, the practice of the Committee has been to complete our compensation evaluation and make compensation recommendations prior to the end of each year. This year, however, and partly because of the SEC’s new executive compensation disclosure rules, we approached our review and evaluation differently, giving additional emphasis to the processes we used in reviewing and evaluating compensation, as described under “Compensation

(57)

Committee Report” on page 64. As a result, and as described below, the Committee recommended minimal cash bonuses in December 2006 and also awarded final cash bonuses and increases in base salaries in February 2007.
     With our compensation philosophy and objectives in mind, we discuss below in more detail the key elements of executive compensation and the factors underlying our decisions for 2006.
Base Salaries
     Salary levels are based on factors including individual and company performance, level and scope of responsibility and competitive salary levels within the industry. We do not give specific weights to these factors. The Committee determines base salary levels by reviewing comparative salary data gathered by our CEO and CFO and by the Committee’s consultant, and by reviewing publicly available information such as proxy statements filed by other exploration and production companies with similar market capitalizations. As the focal point for determining base salaries, we targeted the median to the 75th percentile range of salaries and cash bonuses for executive officers of a fifteen company peer group. The peer group consisted of Edge Petroleum Corporation, PetroQuest Energy, Inc., Brigham Exploration Company, Vaalco Energy, Inc., Carrizo Oil & Gas, Inc., PrimeEnergy Corporation, Goodrich Petroleum Corporation, The Exploration Company of Delaware, Inc., Barnwell Industries, Inc., Abraxas Petroleum Corporation, Harken Energy Corporation, Panhandle Royalty Company, Warren Resources, Inc., Toreador Resources Corporation and Ivanhoe Energy Inc. This peer group was selected based primarily on total revenues and market capitalization. Base salaries for each executive are reviewed individually on an annual basis. Salary adjustments are based on the individuals’ experience and background, the individual’s performance during the prior year, the general movement of salaries in the marketplace, our financial position and the recommendations of our chief executive officer. As a result of these factors, an executive’s base salary may be above or below the base salaries of executives in other oil and gas exploration and production companies at any point in time. Upon completion of the Committee’s review and evaluation, and based on the financial and operations results and the criteria for the salary determinations, our named executive officers received the following increases in their annual base salaries:

Mr. Oldham	-- from	$300,000	to	$330,000
Mr. Tiffin	-- from	$250,000	to	$275,000
Mr. Rutherford	-- from	$160,000	to	$175,000
Mr. Foster	-- from	$175,000	to	$190,000
Mr. Bayley	-- from	$160,000	to	$175,000
Mr. Cambridge	-- from	$135,000	to	$145,000
Cash Bonuses
     Historically, we have used, and continue to use, short-term incentives in the form of annual cash bonuses to compensate executive officers. Annual cash bonuses are viewed by the Committee as supplemental short-term incentives in recognition of Parallel’s overall performance and the efforts made by our executives during a particular year. Cash bonuses are based on a subjective determination of amounts we deem sufficient to reward our executives and remain competitive within our geographic environment. As with base salaries, we also targeted the median to 75th percentile rankings of our fifteen-company peer group. We do not use specific performance targets when determining cash bonuses. The Committee considers Parallel’s overall performance, the individual performance of each executive, and the level of responsibility and experience of each executive to determine the final bonus amounts. Bonuses are paid at the discretion of the Committee based on the overall accomplishments of Parallel and individual performance.
     In December 2006, we addressed the short-term incentives provided to our executives in the form of cash bonuses and an associated tax gross-up payment. Even though we had not completed our evaluations for 2006, we chose to award these cash bonuses in December because we recognized the overall efforts and accomplishments of

(58)

Parallel and our executives and we believed it was important to communicate to our executives a preliminary recognition of their achievements. Specific criteria and company events we considered in awarding these cash bonuses included the growth of our proved oil and natural gas reserves, and the successful completion of our equity offering in August 2006. After our preliminary review of these criteria and events, in December 2006, the Committee initially authorized cash bonuses and an associated tax gross-up for each of its executive officers as follows:

	Amount of	Amount of
	Bonus	Tax Gross-Up
Mr. Oldham	$10,000	$3,629
Mr. Tiffin	$10,000	$1,687
Mr. Rutherford	$10,000	$3,697
Mr. Foster	$10,000	$3,559
Mr. Bayley	$10,000	$3,836
Mr. Cambridge	$10,000	$5,152
After completing our review in February 2007, the Committee authorized additional cash bonuses as follows:

Amount of
Bonus
Mr. Oldham	$175,000
Mr. Tiffin	$137,500
Mr. Rutherford	$50,000
Mr. Foster	$50,000
Mr. Bayley	$50,000
Mr. Cambridge	$50,000
Stock Options
     Prior to 2003, we relied heavily on the use of stock options as a form of compensation because of our size and limited cash resources. Although we believe stock options can provide meaningful and reasonable long-term incentives, the Committee determined that additional annual grants of stock options were not warranted, considering the number of stock options granted in prior years. We have not granted stock options to any of our executive officers since November 2002. The last time we granted stock options to our Chief Executive Officer, Mr. Oldham, was on June 20, 2001 when he was granted a stock option to purchase 200,000 shares of common stock at an exercise price of $4.97 per share, the fair market value of the common stock on the date of grant. In May 2003, Mr. Oldham voluntarily relinquished 100,000 shares of common stock underlying this option in order to restore and make available shares of stock for option grants to non-officer employees. The last time we granted stock options to any of our other executives was on November 14, 2002 when we granted stock options to Mr. Tiffin, our Chief Operating Officer, and to Mr. Foster, our Chief Financial Officer. Mr. Tiffin was granted a stock option to purchase 50,000 shares of common stock and Mr. Foster was granted a stock option to purchase 35,000 shares of stock. The exercise price of both stock options was $2.18 per share, the fair market value of the common stock on the date of grant.
     We do not have a specific program or plan with regard to the timing or dating of option grants. Our stock options have not been granted at regular intervals or on pre-determined dates. The Committee’s practice as to when options are granted has historically been made at the discretion of the Committee. Generally, no distinctions have been made in the timing of option grants to executives as compared to employees. Since October 1993, stock options have been granted to our officers and employees on thirteen different occasions. On eight occasions, options were awarded to employees only; on four occasions options were awarded to officers and employees; and on one occasion an option was awarded to one officer.

(59)

     We do not grant discounted options and exercise prices are not based on a formula. All of our options are granted “at-the-money.” In other words, the exercise price of the option equals the fair market value of the underlying stock on the actual date of grant. We conducted an internal review of all of our stock option grants since August 1996 and we did not find any instances of option “backdating.”
     Historically, the granting of options has not been purposefully timed around the public announcement of material non-public information. Our Committee’s practice has been to meet whenever one or more of the Committee members expresses a desire to discuss in executive session any particular aspect of executive compensation, and the proximity of any stock option grant to earnings or other material announcements is coincidental. We have not and do not plan to purposefully time the release of material non-public information for the purpose of affecting the value of executive compensation.
     Other Compensation
     Our executive officers participate in a 401(k) retirement and savings plan on the same basis as other employees. Parallel “matches” certain employee contributions to its 401(k) retirement plan with cash contributions. Company matching amounts for the named executive officers are included under the caption “All Other Compensation” in the Summary Compensation Table on page 65.
     We do not have a written policy or formula regarding the adjustment, reduction or recovery of awards of payments if company performance is not optimal. However, the Committee does take into account compensation realized or potentially realizable from prior compensation awards in setting new types and amounts of compensation. Although we have never decreased the compensation of any of our executive officers, the percentage increases in annual salaries and cash bonuses vary from year to year, with some increases being smaller than previous years.
Allocation of Amounts and Types of Compensation
     Other than our 401(k) retirement plan and outstanding stock options that were granted to our executive officers prior to 2003, we do not presently have a long-term incentive program in place, although we may in the future implement a long-term incentive or performance plan. We do, however, believe that our Incentive and Retention Plan does have long-term incentive characteristics. Since we do not have a traditional form of long-term incentive program, the method of allocating different forms of long-term compensation has not been a consideration for us. The Committee has not adopted a specific policy for allocating between long-term and currently paid out compensation, nor have we adopted a specific policy for allocating between cash and non-cash compensation. However, since December 2002, the compensation we have paid to our executives has emphasized the use of cash rather than non-cash compensation. We have chosen to do this in order to maintain and continue our practice of having a simplified, but effective and competitive, compensation package. In determining the amount and mix of compensation elements for each executive officer, the Committee relies on judgment, not upon fixed guidelines or formulas, or short term changes in our stock price. Specific allocation policies have not been applied by the Committee largely because company performance in the oil and natural gas industry is often volatile and cyclical and Parallel’s performance in any given year, whether favorable or unfavorable, may not necessarily be representative of immediate past results or future performance. The Committee also recognizes that company performance is often the result of factors beyond the control of Parallel or its executives, especially oil and natural gas prices. For instance, even when we believe our executives have demonstrated superior individual performance during any particular year, the year-end value and quantities of our proved reserves, which are based on oil and gas prices at December 31 of each year, may reflect a level of company performance, whether good or bad, that is not necessarily reflective of actual company and individual performance. Consequently, the Compensation Committee examines and recommends executive compensation levels based on the evaluation factors described above compared over a period of time, rather than applying these factors on an isolated or “snapshot” basis at the time compensation levels are established by the Committee. In this regard, and partly due to the peculiarities of financial accounting requirements for exploration and production companies, the Committee emphasizes a subjective approach to allocating the amounts and types of compensation for our executives.
     By choosing to pay the elements of compensation discussed above, we try to maintain a simple and competitive position for our total compensation package.

(60)

Internal and External Assistance
     Our Committee has the authority to retain, at Parallel’s expense, compensation consultants. Utilizing this authority, our Committee engaged the services of an independent compensation consultant, Mercer Human Resources Consultants, Inc., to assist us in our review of executive compensation for 2006. The consultant reports directly to the Committee. We compared the data provided to us by the consultant to data provided to us by management. The Committee next reviewed with Mercer the differences between the data provided by management and the data provided by Mercer, including the peer group of companies selected by each. We selected the peer group used by Mercer in its analysis, which was based primarily on the similarity of revenue and market capitalization of Parallel and the peer companies. Our review included comparisons of pay data for comparable executive positions and compensation components used by the peer group. Both the independent compensation consultant and Messrs. Oldham and Foster also provided the Committee with statistical information and advice on current competitive compensation practices and trends in the marketplace, including information derived from compensation surveys published by other independent compensation consultants.
     Generally, the Compensation Committee also seeks the input and insight of Mr. Oldham concerning broad, general topics such as morale of our executive officers, any specific factors that Mr. Oldham believes to be appropriate for the Committee’s consideration and which the Committee may not be aware of, such as extraordinary day-to-day efforts or accomplishments of any of our executives and ranges of compensation recommended by Mr. Oldham. Mr. Foster assists us in gathering and organizing data for our review.
Change of Control Arrangements
     Our stock option plans and our Incentive and Retention Plan contain “change of control” provisions. We use these provisions in an effort to provide some assurance to the Board of Directors that the Board will be able to rely upon our executives continuing in their positions with Parallel, and that Parallel will be able to rely upon each executive’s services and advice as to the best interests of Parallel and its stockholders without concern that the executive might be distracted by the personal uncertainties and risks created by any proposed or threatened change of control.
     Stock Option Plans
     As described in more detail under the caption “Change of Control Arrangements” on page 68, the Compensation Committee may adjust the stock options held by our executives upon the occurrence of a change of control. With this authority, the Compensation Committee may in its discretion elect to accelerate the vesting of any stock options that were not fully vested at the time of a change of control. In addition, under some of our stock option plans, acceleration of vesting schedules will automatically occur. In the “Outstanding Equity Awards at Fiscal Year-End” table on page 67, you can see the stock options currently held by our executives and the exercise prices for each of these options. Mr. Oldham, our Chief Executive Officer, is the only executive officer that has a stock option that had not fully vested as of December 31, 2006. As described in the “Outstanding Equity Awards at Fiscal Year-End” table, Mr. Oldham holds a stock option to purchase a total of 37,500 shares of common stock which remained unvested at December 31, 2006. If a change of control had occurred on December 31, 2006, a total of 37,500 shares would have automatically vested on that date.
     Mr. Oldham’s option to purchase an aggregate of 37,500 of our shares, with a value of $17.57 per share, could have become fully exercisable on December 31, 2006 if a change of control were to have occurred on that date. Under the terms of Mr. Oldham’s stock option, he would have to pay an aggregate of $186,375 to purchase these shares. Accordingly, the maximum value of the accelerated vesting of the option would have been $472,500 ($17.57 per share value on December 31, 2006, multiplied by 37,500 of our shares subject to the option minus $186,375, the aggregate exercise price for the option).

(61)

     Incentive and Retention Plan
     In 2002 and before, long-term incentives were made up of stock options. In 2004, upon recommendation of the Committee, we adopted the Incentive and Retention Plan described in more detail on page 69 of this Annual Report on Form 10-K. Generally, this plan authorizes the Committee to grant executive officers awards in the form of “base shares,” with one base share being equated to one share of our common stock. The value of base shares fluctuates directly with changes in the price of Parallel’s stock which we believe more closely ties the interests of our executives directly to those of stockholders. The base shares are paid out only upon a corporate transaction or a change of control as further described below and on page 70. Payouts, when triggered, are to be paid in cash. The Committee will determine the total number of base shares to grant each executive officer by using individual performance, level of responsibility, experience and the extent to which each executive officer may have contributed to the occurrence of a triggering event under the plan, as well as the outcome of the event. All of our other employees and consultants are also eligible to participate in this plan.
     The Incentive and Retention Plan is designed to align the interests of executives with stockholders and to provide each executive with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. When we were in the initial stages of formulating this plan, we began with the concept of a more traditional long-term incentive plan which would provide our executives with potential cash awards based on year-to-year comparisons of the growth in our proved oil and natural gas reserves, with these annual cash awards being predicated on various performance factors, including predetermined percentage increases in our proved oil and natural gas reserves. However, we realized that under this approach annual cash payments could result simply as a result of increases in the prices of oil and natural gas which would not necessarily equate to actual growth in our reserves or any specific achievements by our executives and under circumstances that might not result in additional value to our stockholders. After further consideration, we decided to tie any potential rewards under this plan to the market price of our stock. Although not linked to any specific performance measures, we believe that linking potential rewards to the market price of our stock reflects a “bundling” of company performance measures that are of importance to investors in smaller exploration and production companies like Parallel, and which will be reflected in the market price of our stock. In addition, and instead of providing for “automatic” annual bonuses, we believed it important to reward our executives under circumstances that were more likely to coincide with events that could also result in our stockholders realizing value. Thus, one prong of the Incentive and Retention Plan provides for payments only when there is a “corporate transaction,” such as a merger or sale of Parallel. The second prong of the plan provides for payments upon the occurrence of a change on control. We structured the Incentive and Retention Plan in this fashion primarily to satisfy our objective of retaining management, and to more closely connect potential payments to our executives to an event in which all of our stockholders would be more likely to realize value from their investments in Parallel. Further, it is our belief that the interests of stockholders will be best served if the interests of our management are aligned with them, and the Incentive and Retention Plan should eliminate, or at least reduce, any reluctance management might have to pursue potential corporate transactions that may be in the best interests of stockholders. The cash benefits are payable in one lump-sum.
     The oil and natural gas industry in our specific areas of operation continues to experience increases in leasing, acquisitions, drilling and development activities. This activity has resulted in significant management turnover within the areas we operate, largely because of greater compensation packages and incentives being offered by our competitors. Our Committee believes that the potential rewards to our executives under the Incentive and Retention Plan provide the necessary incentive for our executives to remain employed by, and diligently pursue the goals of, Parallel. Since adopting the plan, none of our officers have left our employment, and only one employee has left our employment.
     Under our Incentive and Retention Plan, our officers, employees and consultants are eligible to receive a one-time performance payment upon the occurrence of a corporate transaction or a one-time retention payment upon the occurrence of a change of control. Generally, a corporate transaction means an acquisition of Parallel, a sale of substantially all of Parallel’s assets or the dissolution of Parallel. A change of control generally means the acquisition of 60% or more of our outstanding common stock or an event that results in our current Directors ceasing to constitute a majority of the Board of Directors.

(62)

     In the case of a corporate transaction, the total aggregate potential payments would be equal to the sum of (a) the per share price received by all stockholders minus a base price of $3.73 per share, multiplied by 1,080,362 “base shares,” plus (b) the per share price received by all stockholders minus an “additional base price” of $8.62 per share, multiplied by 400,000 “additional base shares”. If a change of control occurs, the aggregate potential payments to all plan participants would be equal to the sum of (a) the per share closing price of Parallel’s common stock on the day immediately preceding the change of control, minus the base price of $3.73 per share, multiplied by 1,080,362, plus (b) the per share closing price of Parallel’s common stock on the day immediately preceding the change of control, minus an “additional base price” of $8.62 per share, multiplied by 400,000 “additional base shares.”
     If a corporate transaction or change of control occurs, the Compensation Committee has the discretion to allocate for payment to each of our executives, employees or consultants a portion of the total performance bonus or retention payment as the Committee determines in its sole discretion. Although the Committee has not made any awards under our Incentive and Retention Plan, for illustration purposes, assuming a corporate transaction or change of control occurred on December 31, 2006, and that the applicable price of our common stock was $17.57 per share, the closing price of our common stock as of December 31, 2006, the total aggregate potential payments to all eligible participants would be $18.5 million.
     The change of control provisions in our stock option plans and in the Incentive and Retention Plan utilize “single triggers.” As compared to “double triggers,” we believe that single triggers provide a more definitive outcome for our executives if a triggering event does occur and are more likely to prevent an executive from becoming entangled in various interpretive issues concerning the applicability of a second or double trigger to any particular triggering event. For these reasons, coupled with the fact that none of our executives have deferred compensation arrangements or employment or other post-termination compensation agreements with Parallel, we believe the use of single triggers is not inconsistent with the best interests of Parallel or our stockholders.
Stock Ownership/Retention Guidelines
     Although we do not have written guidelines or policy statements requiring specified levels of stock ownership or “holding” practices, we encourage all of our officers and directors to refrain from selling their shares. We have not adopted formal guidelines because our executives and directors as a group have in the past voluntarily and consistently demonstrated a practice of holding and retaining their shares. During the three year period ended December 31, 2006, none of our officers and directors have sold any shares of Parallel stock.
     Under our policy covering insider trading procedures, our executives, their spouses and other immediate family members sharing the executive’s household are prohibited from selling any securities of Parallel that are not owned at the time of the sale, a “short sale.” Also, no such person may buy or sell puts, calls or exchange-traded options in Parallel’s securities. These transactions are speculative in nature and may involve a “bet against the company” which we believe is inappropriate for our insiders.
Perquisites and Personal Benefits
     We have provided limited perquisites and personal benefits to our executives, including club memberships and allowing our executives a choice of receiving a car allowance or personal use of a company provided vehicle. We encourage our executives to belong to a social club so that they have an appropriate entertainment forum for customers and appropriate interaction with their communities.

(63)

     Our executives also participate in Parallel’s other benefit plans on the same terms as other employees. These plans include medical and dental insurance, and life insurance. All employees, including our executives, age fifty or over are also eligible to participate in an extended health care coverage plan that we maintain. We do not have charitable gift matching or discounts on products.
     The types and amounts of perquisites we provide to our executives are included in the “All Other Compensation” column of the Summary Compensation Table on page 65 of this Annual Report on Form 10-K.
Limit on Deductibility of Certain Compensation
     Provisions of the Internal Revenue Code that restrict the deductibility of certain compensation over one million dollars per year have not been a factor in our considerations or recommendations. Section 162(m) of the Code currently imposes a $1 million limitation on the deductibility of certain compensation paid to our executives. Excluded from the limitation is compensation that is “performance based.” For compensation to be performance based, it must meet certain criteria, including being based on predetermined objective standards approved by stockholders. The Compensation Committee has not taken the requirements of Section 162(m) into account in designing executive compensation. Compensation to our executives does not qualify as “performance based compensation” and thus is not deductible by us for federal income tax purposes.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee of the Board of Directors administers and approves all elements of compensation and awards for our executive officers. The Committee has the responsibility to review and approve the corporate goals and objectives relevant to each executive officer’s compensation, evaluates individual performance of each executive in light of those goals and objectives, and determines and approves each executive’s compensation based on this evaluation.
     Members of the Committee are non-management directors who, in the opinion of the Board, satisfy the independence standards of the Nasdaq Global Market. The Committee has the sole authority to retain consultants and advisors as it may deem appropriate in its discretion, and sole authority to approve related fees and retention terms for these advisors.
     Generally, on its own initiative the Compensation Committee reviews the performance and compensation of all of our executives and then reviews its conclusions and recommendations with management. In addition to the processes described under “Compensation Discussion and Analysis,” other processes and tools used by the Committee in reviewing and evaluating the compensation paid to our executives in 2006 included a review of tally sheets, stock option inventories and internal pay equity.
     The Committee has reviewed and discussed the Compensation Discussion and Analysis with management.
     Based on its review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our proxy statement for the 2007 annual meeting of stockholders.

Members of the Compensation Committee

Jeffrey G. Shrader (Chairman)
Martin B. Oring
Ray M. Poage

(64)

Summary of Annual Compensation
     The table below shows a summary of the types and amounts of compensation paid for 2006 to Mr. Cambridge, our Chairman of the Board, and to Mr. Oldham, our President and Chief Executive Officer. The table also includes a summary of the types and amounts of compensation paid to our other four executive officers for the year ended December 31, 2006.
Summary Compensation Table

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified	All
						Incentive	Deferred	Other
				Stock	Option	Plan Com-	Compensation	Com-
Name and		Salary	Bonus	Awards	Awards	pensation	Earnings	pensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i) (1)	(j)
L. C. Oldham	2006	$300,000	$185,000	0	16,683 (2)	0	0	$51,090 (3)	$552,773
President , Chief Executive Officer and Director
D. E. Tiffin	2006	$250,000	$147,500	0	0	0	0	$43,247 (4)	$440,747
Chief Operating Officer
E. A. Bayley	2006	$160,000	$60,000	0	0	0	0	$39,321 (5)	$259,321
Vice President of Corporate Engineering
J. S. Rutherford	2006	$160,000	$60,000	0	0	0	0	$38,174 (6)	$258,174
Vice President of Land and Administration
S. D. Foster	2006	$175,000	$60,000	0	0	0	0	$45,547 (7)	$280,547
Chief Financial Officer
T. R. Cambridge	2006	$135,000	$60,000	0	0	0	0	$5,152	$200,152
Chairman of the Board

(1)	This column includes the incremental cost of perquisites and personal benefits received by the named executive officers. We have included in this column the incremental cost of all perquisites and personal benefits for each named executive officer and as identified in the following table:

(65)

		Mr.	Mr.	Mr.	Mr.	Mr.	Mr.
		Oldham	Tiffin	Rutherford	Foster	Bay ley	Cambridge
Personal use of club membership s(a)	2006	$—	$—	$3,376	$3,652	$—	$—
Personal use of comp any car(b)	2006	$1,723	$—	$1,179	$—	$8,401	$—
Car allowance	2006	$—	$6,000	$—	$6,000	$—	$—
Personal use of office sp ace(c)	2006	$2,366	$—	$—	$—	$—	$—
CEO life insurance(d)	2006	$3,793	$—	$—	$—	$—	$—
Personal use of charter aircraft	2006	(e)	(e)	(e)	$—	$—	$—
Tax “gross up “(f)	2006	$3,629	$1,687	$3,697	$3,559	$3,836	$5,152

(a)	The value of personal use of club memberships represents that portion of annual club dues determined by multiplying the total annual club dues by a fraction equal to expenses for personal use divided by total business and personal expenses. All employees pay or reimburse us for their personal expenses.

(b)	Personal use of a company car is based on the sum of the fair lease value of the car, maintenance expense and gas expense, multiplied by a fraction, the numerator of which is the number of miles driven for personal use and the denominator of which is the total number of miles driven in fiscal 2006.

(c)	Includes personal use of office space by Mr. Oldham’s wife for charitable, civic and personal activities. The value has been determined by multiplying the number of square feet in the office by the cost per square foot paid by Parallel under its lease agreement covering its executive offices.

(d)	We provide a $100,000 whole life insurance policy for Mr. Oldham and pay the premiums for maintaining the policy in force.

(e)	From time to time, the executive’s spouse will accompany the executive on business trips when there is an unoccupied seat on the aircraft. However, there is no aggregate incremental cost to us.

(f)	The tax “gross up” payments for each named executive officer were made in connection with cash bonuses in the amount of $10,000 that were awarded to each named executive officer on December 6, 2006.
(2)	This value is what is also included in our Consolidated Financial Statements in accordance with FAS 123(R). This option to purchase 37,500 shares of common stock was granted to Mr. Oldham on June 20, 2001 at an exercise price of $4.97 per share, and is exercisable in increments of 7,500 shares on the first day of January of each year. There were no stock option awards to Mr. Oldham in 2006. For a discussion of valuation assumptions, see Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)	Such amount includes Parallel’s 2006 contribution in the amount of $18,000 to Mr. Oldham’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $21,579 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $11,511 representing the total value of all perquisites and personal benefits provided to Mr. Oldham as described in footnote 1.
(4)	Such amount includes Parallel’s 2006 contribution in the amount of $15,000 to Mr. Tiffin’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $20,560 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $7,687 representing the total value of all perquisites and personal benefits provided to Mr. Tiffin as described in footnote 1.
(5)	Such amount includes Parallel’s 2006 contribution in the amount of $9,600 to Mr. Bayley’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $17,484 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $12,237 representing the total value of all perquisites and personal benefits provided to Mr. Bayley as described in footnote 1.
(6)	Such amount includes Parallel’s 2006 contribution in the amount of $9,600 to Mr. Rutherford’s individual retirement account maintained under the 401(k) plan; insurance premiums in the amount of $20,322 for nondiscriminatory group life, medical, disability and dental insurance; and $8,252 representing the total value of all perquisites and personal benefits provided to Mr. Rutherford as described in footnote 1.
(7)	Such amount includes Parallel’s 2006 contribution in the amount of $10,500 to Mr. Foster’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $21,836 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $13,211 representing the total value of all perquisites and personal benefits provided to Mr. Foster as described in footnote 1.

(66)

Stock Options
     We use stock options as part of the overall compensation of directors, officers and employees. However, we did not grant any stock options in 2006 to any of the executive officers named in the Summary Compensation Table. Summary descriptions of our stock option plans are included in this Annual Report on Form 10-K, beginning on page 74 so you can review the types of options we have granted in the past and the significant features of our stock options.
     In the table below, we show certain information about the outstanding stock options held by the named executive officers at December 31, 2006.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			Equity					Awards:	Market or
			Incentive					Number	Payout
			Plan				Market	of	Value of
			Awards:			Number	Value	Unearned	Unearned
	Number	Number	Number			of Shares	of Shares	Shares,	Shares,
	of	of	of			or	or Units	Units or	Units or
	Securities	Securities	Securities			Units of	of	Other	Other
	Underlying	Underlying	Underlying			Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		That Have	That Have	That Have	That Have
	Options	Options	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T. R. Cambridge	100,000	0	0	4.09	05-17-07	0	0	0	0
	50,000	0	0	3.60	08-04-08	0	0	0	0
	50,000	0	0	1.82	10-28-09	0	0	0	0
	100,000	0	0	4.97	06-20-11	0	0	0	0

L. C. Oldham	46,000	0	0	3.60	08-04-08	0	0	0	0
	0	37,500 (1)	0	4.97	06-20-11	0	0	0	0

E. A. Bayley	25,000	0	0	4.53	07-17-07	0	0	0	0
	25,000	0	0	3.60	08-04-08	0	0	0	0
	50,000	0	0	4.97	06-20-11	0	0	0	0

J. S. Rutherford	50,000	0	0	4.97	06-20-11	0	0	0	0

D. E. Tiffin	0	0	0	0	0	0	0	0	0

S. D. Foster	0	0	0	0	0	0	0	0	0

(1)	This incentive stock option became exercisable as to 7,500 shares on January 1, 2007, and an additional 7,500 shares become exercisable on the first day of January in each of the years 2008, 2009, 2010 and 2011.

(67)

Option Exercises and Stock Vested
     In the table below, we show certain information about the exercise of stock options in 2006, the value realized on exercise of the stock options and stock awards.

	Option Exercises and Stock Vested
	Option Awards			Stock Awards
	Number of			Number of
	Shares	Value		Shares	Value
	Acquired	Realized		Acquired	Realized
	on	on		on	on
	Exercise	Exercise		Vesting	Vesting
Name	(#)	($)		(#)	($)
(a)	(b)	(c)		(d)	(e)
Thomas R. Cambridge	0	0		0	0

Larry C. Oldham	7,500	110,850	(1)	0	0

Eric A. Bayley	25,000	428,250	(2)	0	0

John S. Rutherford	25,000	509,250	(3)	0	0
	18,750	365,625	(4)

Donald E. Tiffin	0	0		0	0

Steven D. Foster	0	0		0	0

(1)	The value realized on exercise is equal to the closing price of our common stock on the date of exercise ($19.75), less the exercise price ($4.97) of the stock option exercised.

(2)	The value realized on exercise is equal to the closing price of our common stock on the date of exercise ($22.53), less the exercise price ($5.40) of the stock option exercised.

(3)	The value realized on exercise is equal to the closing price of our common stock on the date of exercise ($24.90), less the exercise price ($4.53) of the stock option exercised.

(4)	The value realized on exercise is equal to the closing price of our common stock on the date of exercise ($24.90), less the exercise price ($5.40) of the stock option exercised.
Change of Control Arrangements
     Stock Option Plans
     Parallel’s outstanding stock options and stock option plans contain certain change of control provisions which are applicable to Parallel’s outstanding stock options, including the options held by our officers and Directors. For purposes of our options, a change of control occurs if:
•	Parallel is not the surviving entity in a merger or consolidation (or survives only as a subsidiary of another entity);

•	Parallel sells, leases or exchanges all or substantially all of its assets;

•	Parallel is to be dissolved and liquidated;

•	any person or group acquires beneficial ownership of more than 50% of Parallel’s common stock; or

•	in connection with a contested election of directors, the persons who were directors of Parallel before the election cease to constitute a majority of the Board of Directors.

(68)

     Under our 1992 Stock Option Plan and Employee Stock Option Plan, if a change of control occurs, the Compensation Committee of the Board of Directors can:
•	accelerate the time at which options may be exercised;

•	require optionees to surrender some or all of their options and pay to each optionee the change of control value;

•	make adjustments to the options to reflect the change of control; or

•	permit the holder of the option to purchase, instead of the shares of common stock as to which the option is then exercisable, the number and class of shares of stock or other securities or property which the optionee would acquire under the terms of the merger, consolidation or sale of assets and dissolution if, immediately before the merger, consolidation or sale of assets or dissolution, the optionee had been the holder of record of the shares of common stock as to which the option is then exercisable.
     The change of control value is an amount equal to, whichever is applicable:
•	the per share price offered to our stockholders in a merger, consolidation, sale of assets or dissolution transaction;

•	the price per share offered to our stockholders in a tender offer or exchange offer where a change of control takes place; or

•	if a change of control occurs other than from a tender or exchange offer, the fair market value per share of the shares into which the options being surrendered are exercisable, as determined by the Committee.
     In the case of our 1997 Nonemployee Directors Stock Option Plan, 1998 Stock Option Plan and 2001 Nonemployee Director Stock Option Plan, upon the occurrence of a change of control, any outstanding options under these plans become fully exercisable and upon exercise of the option, the option holder will be entitled to purchase, instead of the numbers of shares of stock for which the option is then exercisable, the number and class of shares of stock or other securities or property to which the option holder would have been entitled under the terms of the change of control if, immediately before the change of control, the option holder had been the holder of record of the number of shares of stock for which the option is then exercisable.
     Incentive and Retention Plan
     On September 22, 2004, the Compensation Committee of the Board of Directors approved and adopted an incentive and retention plan for our officers and employees. On September 24, 2004, the Board of Directors adopted the plan upon recommendation by the Compensation Committee.
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

(69)

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
     All members of Parallel’s “executive group” are participants in the plan. For purposes of the plan, the “executive group” includes Messrs, Cambridge, Oldham, Tiffin, Foster, Rutherford and Bayley and any other officer employee of Parallel selected by the Compensation Committee in its sole discretion. In addition, the Committee may designate other non-officer employees of Parallel and consultants to Parallel as participants in the plan who will also be eligible to receive a performance bonus upon the occurrence of a corporate transaction or a retention payment upon the occurrence of a change of control.
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
     On August 23, 2005, the Compensation Committee of the Board of Directors of Parallel approved and adopted amendments to the incentive and retention plan, and on that same date, the Board of Directors approved the amendments upon recommendation by the Compensation Committee. Generally, the plan was amended to provide for 400,000 “additional base shares” with an associated “additional base price” of $8.62 per share. The plan was further amended on February 27, 2007 to expand the class of eligible participants to include consultants to Parallel.
     The amount of these payments depends on future prices of Parallel’s common stock, which is undeterminable until a triggering event occurs. In the case of a corporate transaction, the total cash obligation for performance bonuses is equal to the sum of (a) per share price received by all stockholders minus a base price of $3.73 per share, multiplied by 1,080,362 shares, plus (b) the per share price received by all stockholders minus an “additional base price” of $8.62 per share, multiplied by 400,000 “additional base shares”. As an example, if the stockholders of Parallel received the December 31, 2006 per share price of $17.57 in a merger, tender offer or other corporate transaction, the total aggregate potential payments to all plan participants would be [($17.57 - $3.73) x 1,080,362], plus [$17.57 - $8.62) x 400,000], or $18.5 million. If a change of control occurs, the total amount of cash retention payments to all plan participants would be equal to the sum of (a) per share closing price of Parallel’s common stock on the day immediately preceding the change of control minus the base price of $3.73 per share, multiplied by 1,080,362, plus (b) the per share closing price of Parallel’s common stock on the day immediately preceding the change of control minus an “additional base price” of $8.62 per share, multiplied by 400,000.
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
     There is no certainty with respect to whether or when payments under this plan might be triggered, or the amount of any potential payment to any member of the executive group or other participants if a triggering event did occur.
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

(70)

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
     The plan is administrated by the Compensation Committee of the Board of Directors of Parallel. The Compensation Committee has the power, in its sole discretion, to take such actions as may be necessary to carry out the provisions and purposes of the plan. The Compensation Committee has the authority to control and manage the operation and administration of the plan and has the power to:
•	designate the officers and employees of, and consultants to, Parallel and its subsidiaries who participate in the plan, in addition to the “Executive Group”;

•	maintain records and data necessary for proper administration of the plan;

•	adopt rules of procedure and regulations necessary for the proper and efficient administration of the plan;

•	enforce the terms of the plan and the rules and regulations it adopts;

•	employ agents, attorneys, accountants or other persons; and

•	perform any other acts necessary or appropriate for the proper management and administration of the plan.
     The plan automatically terminates and expires on the date participants receive a performance bonus or retention payment.
Non-Officer Severance Plan
     In January 2006, a Non-Officer Employee Severance Plan was implemented for the purpose of providing our non-officer employees with an incentive to remain employed by us. This plan provides for a one-time severance payment to non-officer employees equal to one year of their then current base salary upon the occurrence of a change of control within the meaning of the plan. Based on the aggregate non-officer base salaries in effect as of December 31, 2006, if a change of control had occurred at December 31, 2006, the total severance amount payable under this plan would have been approximately $3.3 million.

(71)

Compensation of Directors
     In the table below, we show certain information about the compensation paid to our non-employee Directors during 2006.
2006 Director Compensation

					Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)(1)	(d)(2)	(e)	(f)	(g)	(h)
D.E. Chitwood	34,000	29,620	143,160	0	0	0	206,780

M.B. Oring	42,250	29,620	143,160	0	0	0	215,030

R.M . Poage	40,625	29,620	143,160	0	0	0	213,405

J.G. Shrader	29,500	29,620	143,160	0	0	0	202,280

(1)	On the first day of July of each year, beginning July 1, 2004, our non-employee directors are automatically granted shares of common stock having a value of $25,000. The actual number of shares granted is determined by dividing $25,000 by the average daily closing price of the common stock for ten consecutive trading days commencing fifteen trading days before the first day of July of each year. Under this plan, each of Messrs. Chitwood, Oring, Poage and Shrader have been granted a total of 9,295 shares of common stock since inception of the plan, which includes 1,174 shares granted to each of them on the July 1, 2006 grant date. For the July 1, 2006 grant, the 1,174 shares were calculated by dividing $25,000 by $21.294, the ten trading day average closing price of the stock, beginning on June 12, 2006. Since July 1, 2006 was not a business day, the amount set forth in this column is based on the closing price of our common stock on July 3, 2006, the first business day following the grant date. The amounts set forth in this column represent the dollar amount we recognized for financial statement reporting purposes with respect to 2006 in accordance with FAS 123R and also represents the aggregate grant date fair value computed in accordance with FAS 123R.

(2)	On August 23, 2005, each of our non-employee Directors was granted a nonqualified stock option to purchase 50,000 shares of common stock at an exercised price of $12.27 per share. The options are exercisable in five equal annual installments beginning August 23, 2006. This value is what is also included in our Consolidated Financial Statements in accordance with FAS 123(R). For a discussion of valuation assumptions, see Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

(72)

     In the table below, we show certain information about the outstanding stock options held by our non-employee Directors during 2006.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			Equity					Awards:	Market or
			Incentive					Number	Pay out
			Plan				Market	of	Value of
			Awards:			Number	Value	Unearned	Unearned
	Number	Number	Number			of Shares	of Shares	Shares,	Shares,
	of	of	of			or	or Units	Units or	Units or
	Securities	Securities	Securities			Units of	of	Other	Other
	Underlying	Underlying	Underlying			Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		That Have	That Have	That Have	That Have
	Options	Options	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)(1)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
D. E. Chitwood	25,000	0	0	4.58	05-02-11(2)	0	0	0	0
	25,000	0	0	4.97	06-21-11(2)	0	0	0	0
	50,000	0	0	2.80	12-18-12(2)	0	0	0	0
	10,000	40,000	0	12.27	08-23-15(2)	0	0	0	0

M. B. Oring	5,000	0	0	4.58	05-02-11	0	0	0	0
	25,000	0	0	4.97	06-21-11	0	0	0	0
	50,000	0	0	2.80	12-18-12	0	0	0	0
	20,000	0	0	4.61	05-07-11	0	0	0	0
	10,000	15,000	0	12.27	08-23-15	0	0	0	0
	—	25,000	0	12.27	08-23-15	0	0	0	0

R. M . Poage	50,000	0	0	2.61	04-28-13	0	0	0	0
	10,000	40,000	0	12.27	08-23-15

J. G. Shrader	10,000	40,000	0	12.27	08-23-15	0	0	0	0

(1)	The nonqualified stock options included in this column are exercisable with respect to 10,000 shares on August 23, 2007, and an additional 10,000 shares become exercisable on the twenty-third day of August in each of the years 2008 through 2010.

(2)	As a result of Mr. Chitwood’s resignation from the Board of Directors on January 24, 2007, this option is scheduled to expire on April 24, 2007, except in the case of Mr. Chitwood’s death prior to that time in which event the option will expire one year from date of death.

(73)

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
     All Directors are reimbursed for expenses incurred in connection with attending meetings.
     Stock Options
     Directors who are not employees of Parallel are also eligible to participate in Parallel’s 1997 Nonemployee Directors Stock Option Plan and the 2001 Nonemployee Directors Stock Option Plan. You can find more information about these stock option plans under the caption “Stock Option Plans” below. No options were granted to any of our non-employee Directors in 2006.
     Other
     All Directors are reimbursed for expenses incurred in connection with attending meetings.
     Parallel provides liability insurance for its directors and officers. The cost of this coverage for 2006 was approximately $516,000.
     We do not offer non-employee Directors travel accident insurance, life insurance or a pension or retirement plan.
     2004 Non-Employee Director Stock Grant Plan
     In April 2004, upon recommendation of the Board’s Compensation Committee, our Directors approved the 2004 Non-Employee Director Stock Grant Plan. The plan was later approved by our stockholders at our annual meeting held on June 22, 2004. Directors of Parallel who are not employees of Parallel or any of its subsidiaries are eligible to participate in the Plan. Under this Plan, each non-employee Director is entitled to receive an annual retainer fee consisting of shares of common stock that will be automatically granted on the first day of July in each year. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Global Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year. Historically, Directors’ fees had been paid solely in cash. However, in accordance with this plan and following approval by our stockholders, we commenced paying an annual retainer fee in July 2004 to each non-employee Director in the form of common stock having a value of $25,000.
     This plan is administrated by the Compensation Committee. Although the Compensation Committee has authority to adopt such rules and regulations for carrying out the plan as it may deem proper and in the best interests of Parallel, the Committee’s administrative functions are largely ministerial in view of the plan’s explicit provisions described below, including those related to eligibility and predetermination of the timing, pricing and amount of grants. The interpretation by the Compensation Committee of any provision of the plan is final.

(74)

     The total number of shares of common stock initially available for grant under the plan was 116,000 shares, subject to adjustment as described below. If there is a change in the common stock by reason of a merger, consolidation, reorganization, recapitalization, stock divided, stock split, combination of shares, exchange of shares, change in corporate structure or otherwise, the aggregate number of shares available under the plan will be appropriately adjusted in order to avoid dilution or enlargement of the rights intended to be made available under the plan.
     The Board may suspend, terminate or amend the Plan at any time or from time to time in any manner that the Board may deem appropriate; provided that, without approval of the stockholders, no revision or amendment shall change the eligibility of Directors to receive stock grants, the number of shares of common stock subject to any grants, or materially increase the benefits accruing to participants under the plan, and plan provisions relating to the amount, price and timing of grants of stock may not be amended.
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
     At February 1, 2007, 78,820 shares of common stock were available for issuance under this plan.
Stock Option Plans
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
     When the 1992 Plan expired on March 1, 2002, 65,000 shares of common stock remained authorized for issuance under the 1992 Plan. However, the 1992 Plan prohibited the grant of options after March 1, 2002. Consequently, no additional options are available for grant under the 1992 Plan.
     At February 1, 2007, options to purchase a total of 80,000 shares of common stock were outstanding under the 1992 Plan.
     1997 Nonemployee Directors Stock Option Plan. The 1997 Non-Employee Directors Stock Option Plan was approved by our stockholders at the annual meeting of stockholders held in May 1997. This plan provides for granting to Directors who are not employees of Parallel options to purchase up to an aggregate of 500,000 shares of

(75)

common stock. Options granted under this plan will not be incentive stock options within the meaning of the Internal Revenue Code.
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
     The purchase price of shares as to which an option is exercised must be paid in full at the time of exercise in cash, by delivering to Parallel shares of stock having a fair market value equal to the purchase price, or a combination of cash and stock, as established by the Compensation Committee.
     Options may not be granted under this plan after March 27, 2007. At February 1, 2007, options to purchase a total of 355,000 shares of common stock were outstanding under this plan.
     At February 1, 2007, 17,500 shares of common stock were available for future option grants under this plan.
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
     Options granted to employees contain terms and conditions that are approved by the Compensation Committee. The Compensation Committee is empowered and authorized, but is not required, to provide for the exercise of options by payment in cash or by delivering to Parallel shares of common stock having a fair market value equal to the purchase price, or any combination of cash and common stock. The purchase price of common stock issued under each option must not be less than the fair market value of the common stock at the time of grant. Options granted under the 1998 Plan are not transferable other than by will or the laws of descent and distribution and are not exercisable after ten years from the date of grant.
     Options may not be granted under the 1998 Plan after March 11, 2008. At February 1, 2007, options to purchase a total of 188,500 shares of common stock were outstanding under this plan.
     At February 1, 2007, there were no shares of common stock available for future option grants under the 1998 Stock Option Plan.
     2001 Nonemployee Directors Stock Option Plan. The Parallel Petroleum 2001 Non-employee Directors Stock Option Plan was approved by our stockholders at the annual meeting of stockholders held in June 2001. This plan provides for granting to Directors who are not employees of Parallel options to purchase up to an aggregate of 500,000 shares of common stock. Options granted under the plan will not be incentive stock options within the meaning of the Internal Revenue Code.
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

(76)

     The purchase price of shares as to which an option is exercised must be paid in full at the time of exercise in cash, by delivering to Parallel shares of stock having a fair market value equal to the purchase price, or a combination of cash and stock, as established by the Compensation Committee.
     Options may not be granted under this plan after May 2, 2011. At February 1, 2007, options to purchase 375,000 shares of common stock were outstanding under this plan.
     At February 1, 2007, no shares of common stock were available for future option grants under this plan.
     Employee Stock Option Plan. In June 2001, our Board of Directors adopted the Parallel Petroleum Employee Stock Option Plan. This plan authorized the grant of options to purchase up to 200,000 shares of common stock, or less than 1.00% of our outstanding shares of common stock. Directors and officers are not eligible to receive options under this plan. Only employees are eligible to receive options. Stock options granted under this plan are not incentive stock options.
     This plan was implemented without stockholder approval.
     The Employee Stock Option Plan is administrated by the Compensation Committee of the Board of Directors. The Compensation Committee selects the employees who are granted options and establishes the number of shares issuable under each option.
     Options granted to employees contain terms and conditions that are approved by the Compensation Committee. The Compensation Committee is empowered and authorized, but is not required, to provide for the exercise of options by payment in cash or by delivering to Parallel shares of common stock having a fair market value equal to the purchase price, or any combination of cash and common stock. The purchase price of common stock issued under each option must not be less than the fair market value of the common stock at the time of grant. Options granted under this plan are not transferable other than by will or the laws of descent and distribution.
     The Employees Stock Option Plan will expire on June 20, 2011. No additional options may be granted under this plan.
     At February 1, 2007, options to purchase 200,000 shares of common stock were outstanding under this plan.
Section 408(k) Retirement Plan
     Until December 31, 2004, Parallel maintained under Section 408(k) of the Internal Revenue Code a combination simplified employee pension and individual retirement account plan for eligible employees. Generally, eligible employees included all employees who were at least twenty-one years of age.
     Effective January 1, 2005, the 408(k) plan was replaced with a new retirement plan under Section 401(k) of the Internal Revenue Code, as described below, and we ceased making contributions to the 408(k) plan.
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
     In addition to receiving SEP contributions made by Parallel, employees were permitted to make individual annual IRA contributions of up to the maximum of $13,000 for the year 2004. Maximum total contributions by Parallel and Parallel’s employees could be no more than $41,000 for the year 2004. In addition to this annual salary deferral limit, employees reaching age 50 or older during a calendar year could elect to take advantage of a catch-up salary deferral contribution of up to $2,000 for the year 2004. Each employee is responsible for the investment of funds in his or her own SEP/IRA and can select investments offered through the sponsor of the plan.

(77)

     Distributions could be taken by employees at any time and must commence by April 1st following the year in which the employee attains age 70 1/2.
     Parallel made matching contributions to employee accounts in an amount equal to the contribution made by each employee, subject to a maximum of 6% of each employee’s salary during any calendar year.
Section 401(k) Retirement Plan
     Effective January 1, 2005, we adopted a retirement plan qualifying under Section 401(k) of the Internal Revenue Code. This plan is designed to provide eligible employees with an opportunity to save for retirement on a tax-deferred basis. A third party acts as the plan’s administrator and is responsible for the day-to-day administration and operation of the plan. This plan is maintained on a yearly basis beginning on January 1 and ending on December 31 of each year.
     Each employee is eligible to participate in the plan as of the date of his or her employment. An employee may elect to have his or her compensation reduced by a specific percentage or dollar amount and have that amount contributed to the plan as a salary deferred contribution. A plan participant’s aggregate salary deferred contributions for a plan year may not exceed certain statutory dollar limits, which for 2006 was $15,000. In addition to the annual salary deferral limit, employees who reach age 50 or older during a calendar year can elect to take advantage of a catch-up salary deferral contribution which, for 2006, was $5,000. The amount deferred by a plan participant, and any earnings on that amount, are not subject to income tax until actually distributed to the participant.
     Each year, in addition to salary deferrals made by a participant, Parallel may contribute to the plan “safe harbor” contributions and discretionary matching contributions. Matching contributions, if made, will equal a uniform percentage of a participant’s salary deferrals. The Compensation Committee established a “safe harbor” profit sharing contribution of 3% and a discretionary matching contribution in an amount not to exceed 3% of a participant’s annual salary. Each participant will share in discretionary profit sharing contributions, if any, regardless of the amount of service completed by the participant during the applicable plan year.
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
     Parallel made matching contributions to employee accounts in an amount equal to the contribution made by each employee, subject to a maximum of 6% of each employee’s salary during any calendar year. During 2006, Parallel contributed an aggregate of $240,252 to the accounts of 41 employee participants. Of this amount, $18,000 was allocated to Mr. Oldham’s account; $9,600 was allocated to Mr. Bayley’s account; $9,600 was allocated to Mr. Rutherford’s account; $15,000 to Mr. Tiffin’s account; and $10,500 to Mr. Foster’s account.

(78)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The table below shows information as of February 15, 2007 about the beneficial ownership of common stock by: (1) each person known by us to own beneficially more than five percent of our outstanding common stock; (2) the executive officers named in the Summary Compensation Table on page 65; (3) each director of Parallel; and (4) all of our executive officers and directors as a group.

Name and Address	Amount and Nature		Percent
of	of		of
Beneficial Owner	Beneficial Ownership (1)		Class(2)
Thomas R. Cambridge	1,026,545	(3)	2.71%
2201 Civic Circle, Suite 216 Amarillo, Texas 79109

Larry C. Oldham	897,090	(4)	2.39%
1004 N. Big Spring, Suite 400 Midland, Texas 79701

Martin B. Oring	225,314	(5)	*
10817 Grande Blvd. West Palm Beach, Florida 33417

Ray M. Poage	89,363	(6)	*
4711 Meandering Way Colleyville, Texas 76034

Jeffrey G. Shrader	144,295	(7)	*
801 S. Filmore, Suite 600 Amarillo, Texas 79105

Eric A. Bayley	203,490	(8)	*
1004 N. Big Spring, Suite 400 Midland, Texas 79701

John S. Rutherford	166,300	(9)	*
1004 N. Big Spring, Suite 400 Midland, Texas 79701

Donald E. Tiffin	63,265	(10)	*
1004 N. Big Spring, Suite 400 Midland, Texas 79701

Steven D. Foster	46,000	(11)	*
1004 N. Big Spring, Suite 400 Midland, Texas 79701

All Executive Officers and Directors	2,861,662	(12)	7.49%
as a Group (9 persons)

*	Less than one percent.

(1)	Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers.

(2)	Securities not outstanding, but included in the beneficial ownership of each such person, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of

(79)

the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Shares of common stock that may be acquired within sixty days of February 15, 2007 upon exercise of outstanding stock options are deemed to be outstanding.

(3)	Includes 726,545 shares of common stock held indirectly through Cambridge Collateral Services, Ltd., a limited partnership of which Mr. Cambridge and his wife are the general partners. Also included are 300,000 shares of common stock underlying presently exercisable stock options held by Mr. Cambridge. At February 15, 2007, a total of 726,545 shares of common stock were pledged as collateral to secure repayment of loans.

(4)	Includes 400,000 shares of common stock held indirectly through Oldham Properties, Ltd., a limited partnership, and as to which Mr. Oldham disclaims beneficial ownership. Also included are 53,500 shares of common stock underlying presently exercisable stock options held by Mr. Oldham. At February 15, 2007, a total of 366,500 shares of common stock were pledged as collateral to secure repayment of loans.

(5)	Of the total number of shares shown, 24,000 shares are held directly by Mr. Oring’s wife; 82,019 shares are held by Wealth Preservation, LLC, a limited liability company owned and controlled by Mr. Oring and his wife; and 110,000 shares may be acquired by Mr. Oring upon exercise of stock options held by Mr. Oring.

(6)	Includes 20,068 shares of common stock held indirectly by Mr. Poage through his Individual Retirement Account. Also included are 60,000 shares that may be acquired upon exercise of presently exercisable stock options.

(7)	Includes 10,000 shares of common stock that may be acquired upon exercise of a presently exercisable stock option. At February 15, 2007, a total of 125,000 shares of common stock were pledged as collateral to secure repayment of loans.

(8)	Includes 100,000 shares of common stock underlying presently exercisable stock options. A total of 6,790 shares of common stock are held indirectly by Mr. Bayley through an Individual Retirement Account and Parallel’s 408(k) Plan. At February 15, 2007, a total of 65,000 shares of common stock were pledged as collateral to secure repayment of loans. The total number of shares shown excludes a warrant to purchase 200 shares of common stock.

(9)	Includes 50,000 shares of common stock underlying a presently exercisable stock option. Also included are 7,550 shares held indirectly by Mr. Rutherford through his 408(k) Plan. At February 15, 2007, a total of 108,750 shares of common stock were pledged as collateral to secure repayment of loans.

(10)	Of the total number of shares shown, 9,350 shares are held indirectly through Mr. Tiffin’s individual retirement account. At February 15, 2007, a total of 50,000 shares of common stock were pledged as collateral to secure repayment of loans.

(11)	Includes 400 shares of common stock held by Mr. Foster’s wife and 9,000 shares held in his 408(k) Plan. At February 15, 2007, a total of 25,000 shares of common stock were pledged as collateral to secure repayment of loans.

(12)	Includes 683,500 shares of common stock underlying stock options that are presently exercisable. The unexercisable portion of stock options held by our officers and directors do not become exercisable within the next sixty days.
Equity Compensation Plans
     At December 31, 2006, a total of 1,394,820 shares of common stock were authorized for issuance under our equity compensation plans. In the table below, we describe certain information about these shares and the equity compensation plans which provide for their authorization and issuance. You can find additional information about our stock grant and stock option plans beginning on page 74.

(80)

Equity Compensation Plan Information

			(c)
			Number of securities
		(b)	remaining available for
	(a)	Weighted-average	future issuance under
	Number of securities to be	exercise	equity compensation
	issued upon exercise of	price of outstanding	plans (excluding
	outstanding options,	options, warrants and	securities reflected in
Plan category	warrants and rights	rights	column (a))
Equity compensation plans approved by security holders	998,500 (1)	$5.48	96,320 (2)
Equity compensation plans not approved by security holders	300,000 (3)	$4.64	—
Total	1,298,500	$5.29	96,320

(1)	Includes the following plans: 1992 Stock Option Plan; 1997 Nonemployee Directors Stock Option Plan; 1998 Stock Option Plan; and 2001 Non-employee Directors Stock Option Plan.

(2)	Includes 78,820 shares available for future grant under the 2004 Non-Employee Director Stock Grant Plan and 17,500 shares available for future stock option grants under the 1997 Non-Employee Directors Stock Option Plan.

(3)	These shares include an aggregate of 200,000 shares of common stock underlying stock options granted on June 20, 2001 to non-officer employees pursuant to Parallel’s Employee Stock Option Plan. The Employee Stock Option Plan is the only equity compensation plan in effect that was adopted without approval of our stockholders. Directors and officers of Parallel are not eligible to participate in this plan. A description of the material features of this plan can be found under the caption “Employee Stock Option Plan” on page 77. The total number of shares shown also includes 100,000 shares of common stock underlying a stock purchase warrant we issued to an investment banking firm in December 2003. These warrants were issued under a financial advisory services agreement with the investment banking firm, and not under employee or director compensation plans. The warrants are exercisable, in whole or in part, at an exercise price equal to $3.98 per share and are exercisable at any time during the four-year period commencing on December 23, 2004. All of the warrants contain customary provisions providing for adjustment of the exercise price and the number and type of securities issuable upon exercise of the warrants if any one or more of certain specified events occur. The warrants also grant to the holder certain registration rights for the securities issuable upon exercise of the warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions
     During 2006, Cambridge Production, Inc. a corporation owned by Mr. Cambridge, served as operator of two wells on oil and natural gas leases in which we acquired a working interest in 1984. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing production, employing field personnel, maintaining production and other records, determining the location and timing of drilling of wells, administering natural gas contracts, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 2006, Cambridge Production billed us approximately $23,000 for our pro rata share of lease operating expenses. The largest amount we owed Cambridge Production at any one time during 2006 was approximately $2,300. At December 31, 2006, no amounts were owed by us to Cambridge Production for these expenses. Our pro rata share of oil and natural gas sales during 2006 from the wells operated by Cambridge Production was approximately $176,000. Cambridge Production’s billings to us are made monthly on the same basis as all other working interest owners in the wells.
     Cambridge Partnership, Ltd., a limited partnership controlled by Mr. Cambridge, acquired an undivided working interest in 1999 from Parallel in an oil and natural gas prospect located in south Texas. The interest was acquired on the same terms as all other unaffiliated working interest owners. Since then, Cambridge Partnership, Ltd. has participated with us in the drilling and development of this prospect. Cambridge Partnership, Ltd. has participated in these operations under standard form operating agreements on the same or similar terms afforded by Parallel to nonaffiliated third parties. Although Parallel is not the operator of this project, we invoice Cambridge Partnership, Ltd., on a monthly basis, without interest, for its pro rata share of operating expenses. During 2006, we

(81)

billed Cambridge Partnership, Ltd. approximately $3,000 for its proportionate share of lease operating expenses incurred on properties we administer and Cambridge Partnership, Ltd. paid us approximately $3,000 for its proportionate share of lease operating expenses, which included approximately $150 attributable to expenses billed to Cambridge Partnership, Ltd. in 2005. The largest amount owed to us by Cambridge Partnership, Ltd. at any one time during 2006 for its share of lease operating expenses was approximately $400. At December 31, 2006 Cambridge Partnership, Ltd. owed us approximately $300 for these expenses. During 2006, we disbursed approximately $8,000 to Cambridge Partnership, Ltd. in payment of revenues attributable to its pro rata share of the proceeds from sales of oil and natural gas produced from properties in which Cambridge Partnership, Ltd. and Parallel owned interests.
     Cambridge Production, Inc. maintains an office in Amarillo, Texas from which Mr. Cambridge performs his duties and services as Chairman of the Board and as geological consultant to Parallel. We reimburse Cambridge Production, Inc. $3,000 per month for office and administrative expenses incurred on behalf of Parallel. During 2006 we reimbursed Cambridge Production, Inc. a total of $36,000.
     In December 2001, and prior to his employment with Parallel, Donald E. Tiffin, our Chief Operating Officer, received from an unaffiliated third party a 3% working interest in our Diamond M project in Scurry County, Texas for services rendered in connection with assembling the project. In August 2002, shortly after his employment with Parallel, and due to the personal financial exposure in the Diamond M project and to prevent the interest from being acquired by a third party, Mr. Tiffin assigned two-thirds of his ownership interest in the project to Parallel at no cost, leaving him with a 1% working interest. Parallel acquired its initial interest in the Diamond M Project from the same third party in December 2001, but did not become operator of the project until March 1, 2003. As with other nonaffiliated interest owners, we invoice Mr. Tiffin on a monthly basis, without interest, for his share of drilling, development and lease operating expenses. During 2006, we billed Mr. Tiffin a total of approximately $111,000 for his proportionate share of capital expenditures and lease operating expenses, and Mr. Tiffin paid us approximately $115,000 for these drilling and development expenses, which included approximately $12,000 attributable to expenses billed to Mr. Tiffin in 2005. During 2006, we disbursed to Mr. Tiffin approximately $100,000 in oil and natural gas revenues related to his interest in this project. The largest aggregate amount outstanding and owed to us by Mr. Tiffin at any one time during 2006 was approximately $36,000. At December 31, 2006, Mr. Tiffin owed us approximately $8,000.
     We believe the transactions described above were made on terms no less favorable than if we had entered into the transactions with an unrelated party.
Director Independence
     Under the Delaware General Corporation Law and our bylaws, Parallel’s business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of our business through discussions with the Chairman of the Board, the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. Throughout 2006, we had six directors serving on our Board of Directors, including Thomas R. Cambridge, Dewayne E. Chitwood, Larry C. Oldham, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader. As reported in our Current Report on Form 8-K dated January 24, 2007, Mr. Chitwood resigned from the Board on January 24, 2007. Messrs. Cambridge, Oldham, Oring, Poage and Shrader continue to serve as Directors.
     The Board has determined that Mr. Oring, Mr. Poage and Mr. Shrader meet the definition of an “independent director” for the purposes of NASD Rule 4200(a)(15), the independence standards applicable to us, and that Mr. Chitwood was also “independent” while serving on the Board. The Board based these determinations primarily on responses of the Directors to questions regarding employment and compensation history, affiliations and family and other relationships, comparisons of the independence criteria under NASD Rule 4200(a)(15) to the particular circumstances of each Director and on discussions among the directors.
     Martin B. Oring, a director of Parallel, and his wife are the owners and managing members of Wealth Preservation, LLC, a financial consulting services firm. One of Wealth Preservation’s former clients, Stonington Corporation, was engaged by us in November 2001 for the purpose of obtaining general corporate financial advisory services and financial advisory services in the placement of debt or equity securities. Under our November 2001 agreement with Stonington, we issued to Stonington a five-year warrant to purchase 275,000 shares of common

(82)

stock at an exercise price of $2.95 per share, the fair market value of our common stock on the date the warrant was issued. The expiration date of the warrant was November 20, 2006. As we have previously reported, under terms of Wealth Preservation’s August 2001 consulting agreement with Stonington, which was terminated in December 2002, Wealth Preservation became entitled to receive one-third of the warrant that we issued to Stonington on November 20, 2001. After giving affect to anti-dilution provisions contained in the warrant, the warrant held by Wealth Preservation entitled it to purchase 95,187 shares of common stock at an exercise price of $2.84 per share. Utilizing a “cashless exercise” feature in the warrant, Wealth Preservation exercised the warrant on October 25, 2006 and a total of 82,019 shares of common stock were issued to Wealth Preservation. In considering and determining Mr. Oring’s independence, the Audit Committee reviewed and took into account Wealth Preservation’s exercise of the warrant.
Procedures for Reviewing Certain Transactions
     We have adopted a written policy for the review, approval or ratification of related party transactions. All of our officers, directors and employees are subject to the policy. Under this policy, the Audit Committee reviews all related party transactions for potential conflicts of interest situations. Generally, our policy defines a “related party transaction” as a transaction in which we are a participant and the amount involved exceeds $10,000, and in which a related party has an interest. A “related party” is:
•	a director or officer of Parallel or a nominee to become a director;

•	an owner of more than 5% of our outstanding common stock;

•	certain family members of any of the above persons; and

•	any entity in which any of the above persons is employed or is a partner or principal or in which such person has a 5% or greater ownership interest.
     Approval Procedures
     Before entering into a related party transaction, the related party or the department within Parallel responsible for the potential transaction must notify the Audit Committee of the facts and circumstances of the proposed transaction, including:
•	the related party’s relationship to Parallel and interest in the transaction;

•	the material terms of the proposed transaction;

•	the benefits to Parallel of the proposed transaction;

•	the availability of other sources of comparable properties or services; and

•	whether the proposed transaction is on terms comparable to terms available to an unrelated third party or to employees generally.
     The Audit Committee will then consider all of the relevant facts and circumstances available to it, including the matters described above and, if applicable, the impact on a director’s independence. No member of the Audit Committee is permitted to participate in any review, consideration or approval of any related party transaction if such member or any of his or her immediate family members is the related party. After review, the Audit Committee may approve, modify or disapprove the proposed transaction. The Audit Committee will approve only those related party transactions that are in, or are not inconsistent with, the best interests of Parallel and its stockholders.
     Ratification Procedures
     If an officer or director of Parallel becomes aware of a related party transaction that has not been previously approved or ratified by the Audit Committee then, if the transaction is pending or ongoing, the transaction must be submitted to the Audit Committee and the Audit Committee will consider the matters described above. Based on the

(83)

conclusions reached, the Audit Committee will evaluate all options, including ratification, amendment or termination of the related party transaction. If the transaction is completed, the Audit Committee will evaluate the transaction, taking into account the same factors as described above, to determine if rescission of the transaction or any disciplinary action is appropriate, and will request that we evaluate our controls and procedures to determine the reason the transaction was not submitted to the Audit Committee for prior approval and whether any changes to the procedures are recommended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Audit Committee had not, as of the time of filing this Annual Report on Form 10-K with the Securities and Exchange Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors. Instead, the Audit Committee as a whole has pre-approved all such services. In the future, our Audit Committee may approve the services of our independent auditors pursuant to pre-approval policies and procedures adopted by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to our management.
     The aggregate fees for professional services rendered by our principal accountants, BDO Seidman, LLP, for 2006 and 2005 were:

Types of Fees	2006		2005
	($ in thousands)
Audit fees	$469	(1)	$378	(2)
Audit-related fees	52		5
Tax fees	—		—
All other fees	—		—

Total	$521		$383

(1)	Such amount includes $160,000 for professional services rendered in connection with the audit of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. This amount includes associated expenses in the amount of approximately $31,000.

(2)	Such amount includes $160,000 for professional services rendered in connection with the audit of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. This amount includes associated expenses in the amount of approximately $20,000.
     We retained an independent third party to assist us in our Sarbanes-Oxley 404 readiness and assessment of internal control over financial reporting. The aggregate fees for services provided in connection with the internal control over financial reporting for 2006 and 2005 were approximately $67,000 and $85,000, respectively, including associated expenses.
     In the above table, “audit fees” are fees we paid for professional services for the audit of our Consolidated Financial Statements included in our Annual Report on Form 10-K and for the review of our Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements and fees for Sarbanes-Oxley 404 audit work. “Audit-related fees” are fees billed for assurance and related services in connection with acquisition transactions and related regulatory filings.
     We estimate that personnel other than full time permanent employees of BDO Seidman, LLP performed 30% of the total hours expended to audit our Consolidated Financial Statements.

(84)

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)(1) and (a)(2) Financial Statement and Financial Statement Schedules
For a list of Consolidated Financial Statements and Schedules, see “Index to the Consolidated Financial Statements” on page F-1, and incorporated herein by reference.
(a)(3) Exhibits
See Item 15(b) below.
(b)	Exhibits:
A list of exhibits to this Annual Report on Form 10-K is set forth below.

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)
*3.2	Bylaws of Registrant

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock – 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

(85)

No.	Description of Exhibit
4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

*4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc.

*4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.
Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.7):
10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

*10.4	1998 Stock Option Plan

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

*10.7	Incentive and Retention Plan

10.8	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.9	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.10	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.11	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.12	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.13	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

(86)

No.	Description of Exhibit
10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)
10.15	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.16	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.17	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.18	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.19	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.21	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.22	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

*10.23	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A.

*10.24	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A.

*10.25	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*23.1	Consent of BDO Seidman, LLP

*23.2	Consent of Cawley Gillespie & Associates Inc. Independent Petroleum Engineers

(87)

No.	Description of Exhibit
*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.

(88)

PARALLEL PETROLEUM CORPORATION
All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

Report of Independent Registered Public Accounting Firm
Board of Directors
Parallel Petroleum Corporation
Midland, Texas
We have audited the accompanying consolidated balance sheets of Parallel Petroleum Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Parallel Petroleum Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2007, expressed an unqualified opinion thereon.
BDO Seidman, LLP
Houston, Texas
February 27, 2007

PARALLEL PETROLEUM CORPORATION
Consolidated Balance
Sheets December 31, 2006 and 2005
(dollars in thousands)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$5,910	$6,418
Accounts receivable:
Oil and natural gas sales	18,605	13,183
Joint interest owners and other, net of allowance for doubtful account of $80 and $9	10,539	877
Affiliates	8	12

	29,152	14,072
Other current assets	2,863	2,364
Deferred tax asset	4,340	5,241

Total current assets	42,265	28,095

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $50,375 and $22,328 not subject to depletion)	501,405	303,819
Other	2,614	2,404

	504,019	306,223
Less accumulated depreciation, depletion and amortization	(115,513)	(90,826)

Net property and equipment	388,506	215,397

Restricted cash	325	2,640
Investment in pipelines and gathering system ventures	6,454	3,326
Other assets, net of accumulated amortization of $760 and $901	5,268	3,550

	$442,818	$253,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$36,171	$10,841
Asset retirement obligations	701	214
Derivative obligations	14,109	16,607

Total current liabilities	50,981	27,662

Revolving credit facility	115,000	50,000
Term loan	50,000	50,000
Asset retirement obligations	4,362	2,281
Derivative obligations	14,386	25,527
Deferred tax liability	24,307	8,036

Total long-term liabilities	208,055	135,844

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — 6% convertible preferred stock — par value of $0.10 per share, (liquidation preference of $10 per share) authorized, 10,000,000 shares	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 37,547,010 and 34,748,916	375	347
Additional paid-in capital	140,353	78,699
Retained earnings	43,054	16,899
Accumulated other comprehensive loss	—	(6,443)

Total stockholders’ equity	183,782	89,502

	$442,818	$253,008

See accompanying Notes to Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
Years ended December 31, 2006, 2005, 2004
(dollars in thousands, except per share data)

	2006	2005	2004
Oil and natural gas revenues:
Oil and natural gas sales	$97,025	$66,150	$35,837

Cost and expenses:
Lease operating expense	16,819	9,947	7,373
Production taxes	5,577	4,102	2,108
General and administrative	9,523	6,712	5,378
Depreciation, depletion and amortization	24,687	12,044	8,712

Total costs and expenses	56,606	32,805	23,571

Operating income	40,419	33,345	12,266

Other income (expense), net:
Gain (loss) on derivatives not classified as hedges	2,802	(31,669)	(5,726)
Gain (loss) on ineffective portion of hedges	626	(137)	(240)
Interest and other income	158	167	189
Interest expense	(12,360)	(4,780)	(2,732)
Other expense	(189)	(102)	(324)
Equity in income (loss) of pipelines and gathering system ventures	8,593	(89)	—

Total other income (expense), net	(370)	(36,610)	(8,833)

Income (loss) before income taxes	40,049	(3,265)	3,433

Income tax benefit (expense)	(13,894)	1,676	(1,162)

Net income (loss)	26,155	(1,589)	2,271

Cumulative preferred stock dividend	—	(271)	(572)

Net income (loss) available to common stockholders	$26,155	$(1,860)	$1,699

Net income (loss) per common share:
Basic	$0.73	$(0.06)	$0.07

Diluted	$0.71	$(0.06)	$0.07

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004
(amounts in thousands)

							Accumulated
	Preferred stock		Common stock		Additional		Other	Total
	Number of		Number of		paid-in	Retained	Comprehensive	stockholders’
	shares	Amount	shares	Amount	capital	earnings	Loss	equity
Balance,
January 1, 2004	960	$96	25,217	$253	$47,544	$17,060	$(3,721)	$61,232
Common stock issued for services	—	—	21	—	99	—	—	99
Preferred stock converted	(10)	(1)	27	—	1	—	—	—
Options exercised, including income tax benefit of $177	—	—	174	1	522	—	—	523
Deferred stock offering costs	—	—	—	—	(7)	—	—	(7)
Stock option expense	—	—	—	—	169	—	—	169
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	(3,721)	(3,721)
Net income	—	—	—	—	—	2,271	—	2,271
Dividends on preferred stock ($0.60 per share)	—	—	—	—	—	(572)	—	(572)

Balance,
December 31, 2004	950	$95	25,439	$254	$48,328	$18,759	$(7,442)	$59,994
Common stock issued, net of transaction costs	—	—	5,750	58	27,686	—	—	27,744
Common stock issued for services	—	—	12	—	99	—	—	99
Preferred stock converted	(950)	(95)	2,714	27	68	—	—	—
Cashless exercise of warrants	—	—	120	1	(1)	—	—	—
Options exercised, including income tax benefit of $44	—	—	714	7	2,241	—	—	2,248
Stock option expense	—	—	—	—	278	—	—	278
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	999	999
Net income (loss)	—	—	—	—	—	(1,589)	—	(1,589)
Dividends on preferred stock ($0.60 per share)	—	—	—	—	—	(271)	—	(271)

Balance,
December 31, 2005	—	$—	34,749	$347	$78,699	$16,899	$(6,443)	$89,502
Common stock issued, net of transaction costs	—	—	2,500	25	60,242	—	—	60,267
Common stock issued for services	—	—	5	—	118	—	—	118
Cashless exercise of warrants	—	—	117	1	(1)	—	—	—
Options exercised, including income tax benefit of $180	—	—	176	2	764	—	—	766
Stock option expense	—	—	—	—	531	—	—	531
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	6,443	6,443
Net income	—	—	—	—	—	26,155	—	26,155

Balance,
December 31, 2006	—	$—	37,547	$375	$140,353	$43,054	$—	$183,782

See accompanying Notes to Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004
(dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$26,155	$(1,589)	$2,271
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	24,687	12,044	8,712
Accretion of asset retirement obligation	248	112	92
Deferred income tax	13,894	(1,676)	1,162
(Gain) loss on derivatives not classified as hedges	(2,802)	31,669	5,726
(Gain) loss on ineffective portion of hedges	(626)	137	240
Common stock issued for directors fees	118	99	99
Stock option expense	531	278	169
Equity (income) loss in pipelines and gathering system ventures	(8,593)	—	—
Return on investment in pipelines and gathering system ventures	9,000	89	—
Bad debt expense	71	—	—

Changes in assets and liabilities:
Other assets, net	1,567	(823)	163
Restricted cash	(50)	(274)	—
Increase in accounts receivable	(15,151)	(7,034)	(2,112)
(Increase) decrease in other current assets	(153)	(1,187)	31
Increase in accounts payable and accrued liabilities	25,330	5,273	1,603
Federal tax deposit	(40)	—	—

Net cash provided by operating activities	74,186	37,118	18,156

Cash flows from investing activities:
Additions to oil and natural gas properties	(195,396)	(77,351)	(67,911)
Restricted cash	2,366	(79)	(2,287)
Proceeds from disposition of oil and natural gas properties	130	3,028	1,625
Additions to other property and equipment	(210)	(342)	(647)
Settlements of derivative instruments	(3,902)	(5,022)	—
Purchase of derivative instruments	—	(2,363)	—
Investment in pipelines and gathering system ventures	(11,260)	(2,820)	(298)
Return of investment in pipelines and gathering system ventures	7,724	—	—

Net cash used in investing activities	(200,548)	(84,949)	(69,518)

Cash flows from financing activities:
Borrowings from bank line of credit	117,000	45,714	53,325
Payments on bank line of credit	(52,000)	(74,714)	(14,075)
Deferred financing costs	(179)	(1,253)	(429)
Borrowings from term loan	—	50,000	—
Proceeds from exercise of stock options	766	2,248	523
Proceeds (net) from common stock issued	60,267	27,744	—
Payment of preferred stock dividend	—	(271)	(572)
Deferred stock offering costs	—	—	(7)

Net cash provided by financing activities	125,854	49,468	38,765

Net increase (decrease) in cash and cash equivalents	(508)	1,637	(12,597)

Cash and cash equivalents at beginning of year	6,418	4,781	17,378

Cash and cash equivalents at end of year	$5,910	$6,418	$4,781

Non-cash financing and investing activities:
Oil and natural gas properties asset retirement obligation	$2,320	$251	$338
Other transactions:
Interest paid	$12,540	$5,422	$1,708
See accompanying Notes to Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2006, 2005 and 2004
(dollars in thousands)

	2006	2005	2004
Net income (loss)	$26,155	$(1,589)	$2,271

Other comprehensive income (loss):
Unrealized losses on derivatives	(1,648)	(10,980)	(14,357)
Reclassification adjustment for losses on derivatives included in net income (loss)	11,409	12,494	8,719

Change in fair value of derivatives	9,761	1,514	(5,638)
Income tax benefit (expense), deferred	(3,318)	(515)	1,917

Total other comprehensive income (loss)	6,443	999	(3,721)

Total comprehensive income (loss)	$32,598	$(590)	$(1,450)

(1)	Organization, Business and Summary of Significant Accounting Policies
(a)	Basis of Consolidation

The accompanying financial statements present the consolidated accounts of Parallel Petroleum Corporation, a Delaware Corporation, and its wholly owned subsidiaries, Parallel L.P. and Parallel, L.L.C. (collectively “the Company” or Parallel). All significant inter-company account balances and transactions have been eliminated.

The Company accounts for its interests in oil and natural gas joint ventures and working interests using the proportionate consolidation method. Under this method, the Company records its proportionate share of assets, liabilities, revenues and expenses.

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated working interest owners and crude oil and natural gas purchasers. A substantial portion of Parallel’s oil and natural gas reserves are located in the Permian Basin and the Company may be disproportionally exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs and significant governmental regulation, including any curtailment of production or interruption of transportation of oil or natural gas produced from the wells.

(d)	Property and Equipment

Oil and natural gas properties:

The Company uses the full cost method of accounting for its oil and natural gas producing activities. Accordingly, all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including directly related overhead costs, are capitalized.

Management and service fees received under contractual arrangements, if any, are treated as reimbursement of costs, offsetting the costs incurred to provide those services. Specifically, from time to time, the Company serves as operator of its oil and natural gas properties in which it owns an interest. Under operating agreements naming the Company as operator, the Company is reimbursed for certain specified direct charges and overhead charges. Amounts received in reimbursement for drilling activities are applied as a reduction to Parallel’s capital costs, and amounts received in reimbursement for producing activities are applied to reduce the Company’s general and administrative expenses.

Depletion is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins.

If the net investment in oil and natural gas properties in a cost center, as adjusted for asset retirement obligations, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves (see Note 16) and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. The standardized measure is calculated using a 10% discount rate and is based on unescalated prices in effect at year-end with effect given to the Company’s cash flow hedge positions.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss is recognized in income.

Other Property and Equipment:

Maintenance and repairs are charged to operations. Renewals and betterments are capitalized to the appropriate property and equipment accounts.

Upon retirement or disposition of assets other than oil and natural gas properties, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, recognized in income. Depreciation of other property and equipment is computed using the straight-line method based on the estimated useful lives of the property and equipment.

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

Investments in affiliated companies with a 20% to 50% ownership interest are accounted for under the equity method and, accordingly, net income includes the Company’s proportionate share of their income or loss. In addition, the Company has an investment in a joint venture which is accounted for by the equity method because the Company does not have effective control or voting interest although the Company owns approximately 76 1/2% of the joint venture economic interest.

(g)	Stock-Based Compensation

Parallel accounts for its stock based compensation using the prospective method under Statement of Financial Accounting Standards No. 123 (“SFAS 123”). Under this method, the fair values of all options granted since 2003 have been reflected as compensation expense over the periods in which the services are rendered.

Parallel adopted SFAS 123(R) effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost associated with the unvested portion of awards granted during the period of June 2001 to December 2002 will be recognized over the remaining vesting period. No options that were granted prior to June 2001 remain unvested at January 1, 2006. Under this method, prior periods are not revised for comparative purposes.

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

The following table provides the computation of basic and diluted earnings per share for the year ended December 31:

	2006	2005	2004
	($ in thousands, except per share data)
Basic EPS Computation:
Numerator-
Net income (loss)	$26,155	$(1,589)	$2,271
Preferred stock dividend	—	(271)	(572)

Net income (loss) available to common stockholders	26,155	(1,860)	1,699

Denominator-
Weighted average common shares outstanding	35,888	32,253	25,323

Basic earnings (loss) per share	$0.73	$(0.06)	$0.07

Diluted EPS Computation:
Numerator-
Net income (loss)	$26,155	$(1,589)	$2,271
Preferred stock dividend	—	(271)	(572)

Net income (loss) available to common stockholders	$26,155	$(1,860)	$1,699

Denominator -
Weighted average common shares outstanding	35,888	32,253	25,323
Employee stock options	599	—	289
Warrants	269	—	76

Weighted average common shares for diluted earnings per share assuming conversion	36,756	32,253	25,688

Diluted earnings (loss) per share	$0.71	$(0.06)	$0.07

For the year ended December 31, 2005, the effects of all potentially dilutive securities (including options, warrants and the “if converted” effects of convertible preferred stock) were excluded from the computation of diluted earnings per share because the Company had a net loss and, therefore, the effect would have been antidilutive. Approximately 664,000 options and warrants were excluded from the computation of diluted earnings per share in 2004, because the Company’s inclusion would have resulted in antidilution. Likewise, convertible preferred shares were not treated as “if converted” for the year ended December 31, 2004, because the effects would have been antidilutive.

(j)	Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The oil and natural gas reserve estimates, and the related future net cash flows derived from those reserves, are used in the determination of depletion expense and the full-cost ceiling test and are inherently imprecise. Actual results could differ from those estimates.

(k)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(l)	Restricted Cash

Restricted cash as of December 31, 2006, includes $50,000 placed in a certificate of deposit for a Letter of Credit with the State of New Mexico and approximately $275,000 placed in a certificate of deposit for a drilling bond. As of December 31, 2005, restricted cash included cash held in escrow for the Harris San Andres purchase (see Note 3) aggregating approximately $2.3 million and monies placed in a certificate of deposit for a drilling bond of approximately $275,000.

(m)	Reclassifications

Certain reclassifications have been made to prior years amounts to conform with current year presentation.

(n)	Derivative Financial Instruments

Derivative financial instruments, utilized to manage or reduce commodity price risk related to the Company’s production and interest rate risk related to the Company’s long-term debt, are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”, and related interpretations and amendments. Under this Statement, derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in other expense.

(o)	Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. For the period ended December 31, 2006, 2005 and 2004, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and, (iv) collectibility is reasonably assured.

The following summarizes revenue for each of the three years ended December 31 by product sold.

	2006	2005	2004
	($ in thousands)
Oil revenue	$68,076	$47,800	$28,455
Effects of oil hedges	(11,512)	(12,139)	(7,458)
Natural gas revenue	40,461	30,690	15,735
Effects of natural gas hedges	—	(201)	(895)

	$97,025	$66,150	$35,837

(p)	Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 changes the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48 but does not believe that its implementation will have a material effect on the Company’s financial position or results of operation in any period.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Parallel’s financial statements for the fiscal year beginning January 1, 2008; however, earlier application is encouraged. Parallel is currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.
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

(3)	Oil and Natural Gas Properties

The following table reflects capitalized costs related to the oil and natural gas properties as of December 31:

	2006	2005
	($ in thousands)
Proved properties	$451,030	$281,491
Unproved properties, not subject to depletion	50,375	22,328

	501,405	303,819
Accumulated depletion	(113,467)	(89,202)

	$387,938	$214,617

The following table reflects, by category of cost, amounts excluded from the depletion base as of December 31, 2006:

			Prepaid
	Leasehold	Geological and	Drilling
Year Incurred	Costs	Geophysical	Costs	Total
	($ in thousands)
2006	$26,880	$2,943	$5,200	$35,023
2005	8,414	688	—	9,102
2004	4,398	700	—	5,098
2003 and prior	817	335	—	1,152

	$40,509	$4,666	$5,200	$50,375

At December 31, 2006 and 2005, unevaluated costs of approximately $50.3 million and $22.3 million were excluded from the depletion base. These costs consist primarily of acreage acquisition, related geological and geophysical costs and prepaid drilling costs. The majority of these costs relate to the Company’s New Mexico, Utah and Barnett Shale leasehold positions. Although the Company expects transfers of costs to the full cost pool to commence in 2007 and continue throughout the term of the leases, timing is highly dependent on the Company’s anticipated drilling program.
Certain directly identifiable internal costs of property acquisition, exploration, and development activities are capitalized. Such costs capitalized in 2006, 2005 and 2004 totaled approximately $2.3 million, $1.5 million and $1.0 million, respectively, including $620,000 and $180,000 of capitalized interest for the year ended December 31, 2006 and 2005, respectively.
Depletion per equivalent unit of production (BOE) was $10.88, $7.61 and $7.05 for 2006, 2005 and 2004, respectively.
The following table reflects costs incurred in oil and natural gas property acquisition, exploration, and development activities for each of the years in the three year period ended December 31:

	2006	2005	2004
	($ in thousands)
Proved property acquisition costs	$27,370	$23,763	$39,763
Unproved property acquisitions costs	30,058	11,743	7,400
Exploration costs	71,003	15,455	6,794
Development costs	66,965	26,390	13,954

	$195,396	$77,351	$67,911

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
In November 2005, Parallel purchased producing and undeveloped oil and natural gas properties in the Harris San Andres Field located in Andrews and Gaines counties, Texas. The net purchase price was approximately $20.8 million. In January, 2006, Parallel acquired additional interest in these properties for a net purchase price of approximately

$23.4 million, including adjustments. The 2006 purchase was made utilizing Parallel’s restricted cash and revolving credit facility.
In March 2006, Parallel purchased additional interests in the Barnett Shale Gas Project located in Tarrant County, Texas. The additional interests were acquired from five unaffiliated parties for a total cash purchase price of approximately $5.5 million. In April 2006, Parallel acquired an additional interest in the Barnett Shale Gas Project located in Tarrant County, Texas from one other unaffiliated third party for approximately $570,000.
The following table presents unaudited, pro forma operating results as if these property purchases had been made on January 1, 2006 and 2005. The pro forma results have been prepared for comparative purposes only. The pro formas are not intended to represent what actual results would have been if the acquisitions had been made on those dates and these pro forma amounts are not indicative of future results.

	Twelve Months Ended
	December 31,
	Pro Forma	Pro Forma
	2006	2005
	($ in thousands)
Oil and gas revenue	$97,580	$74,270
Operating income	$40,738	$38,800
Net income available to common stockholders	$26,291	$(732)

Net income per common share:
Basic	$0.73	$(0.02)
Diluted	$0.72	$(0.02)
(4)	Other Assets

Below are the components of other assets as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	($ in thousands)
Bank fees, net of accumulated amortization	$1,361	$1,675
Prepaid drilling	54	1,125	(1)
Fair value of derivative contracts	3,845	738
Other	8	12

	$5,268	$3,550

(1)	This represents the long-term portion of prepaid drilling costs to be transferred to property, plant and equipment as work is performed.
(5)	Asset Retirement Obligation

On January 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires companies to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as part of the cost of the related oil and natural gas properties.

The following table summarizes our asset retirement obligation transactions:

	2006	2005	2004
	($ in thousands)
Beginning asset retirement obligation	$2,495	$2,132	$1,701
Additions related to new properties	406	370	939
Revisions in estimated cash flows	1,979	(3)	(53)
Deletions related to property disposals	(65)	(116)	(547)
Accretion expense	248	112	92

Ending asset retirement obligation	$5,063	$2,495	$2,132

Accretion expense is recognized as a component of lease operating expense.

(6)	Derivative Instruments

The Company enters into derivative contracts to provide a measure of stability in the cash flows associated with the Company’s oil and natural gas production and interest rate payments and to manage exposure to commodity price and interest rate risk. The Company’s objective is to lock in a range of oil and natural gas prices and to limit variability in its cash interest payments. In addition, the Company’s revolving credit facility and second lien term loan facility require the Company to maintain derivative financial instruments which limit the Company’s exposure to fluctuating commodity prices covering at least 50% of the Company’s estimated monthly production of oil and natural gas extending 24 months into the future.

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

As of December 31, 2005, the Company had recorded unrealized losses of $9.8 million, respectively, related to its derivative instruments designated as hedges, which represented the estimated aggregate fair values of the Company’s open hedge contracts as of that date. The unrealized losses, net of taxes, are presented in stockholders’ equity in the Consolidated Balance Sheets as accumulated other comprehensive loss. All derivative instruments previously designated as cash flow hedges had been settled as of December 31, 2006.

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
The Company completed a fixed interest rate swap contract with BNP Paribas, based on the 90-day LIBOR rates at the time of the contract. This interest rate swap was treated as a cash flow hedge as defined by SFAS 133. This interest rate swap was on $10.0 million of our variable rate debt for all of 2006. As of December 31, 2006, this contract had expired.
We have employed additional fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. However, these contracts are accounted for by “mark to market” accounting as prescribed in SFAS 133. Nonetheless, we view these contracts as additional protection against future interest rate volatility.
The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of December 31, 2006.

			Estimated
	Notional	Weighted Average	Fair Market Value
Period of Time	Amounts	Fixed Interest Rates	at December 31, 2006
	($ in millions)		($ in thousands)
January 1, 2007 thru December 31, 2007	$100	4.62%	$611

January 1, 2008 thru December 31, 2008	$100	4.86%	12

January 1, 2009 thru December 31, 2009	$50	5.06%	(86)

January 1, 2010 thru October 31, 2010	$50	5.15%	(71)

Total Fair Market Value			$466

Commodity Price Sensitivity
Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on “ceiling” and “floor” pricing.
A summary of the Company’s collar positions at December 31, 2006 is as follows:

					Houston
		NyMex			Ship Channel		WAHA		Fair
	Barrels	Oil Prices		MMBtu of	Gas Prices		Gas Prices		Market
Period of Time	of Oil	Floor	Cap	Natural Gas	Floor	Cap	Floor	Cap	Value
									($ in
									thousands)
January 1, 2007 thru December 31, 2007	292,000	$55.63	$84.88	—	$—	$—	$—	$—	$357
April 1, 2007 thru October 31, 2007	—	$—	$—	214,000	$6.00	$11.05	$—	$—	85
April 1, 2007 thru October 31, 2007	—	$—	$—	642,000	$—	$—	$6.25	$8.90	291
January 1, 2008 thru December 31, 2008	237,900	$60.38	$81.08	—	$—	$—	$—	$—	411
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	—	$—	$—	$—	$—	1,733
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	—	$—	$—	$—	$—	1,285

Total Fair Market Value									$4,162

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
The Company has entered into oil and natural gas swap contracts with BNP Paribas. A recap for the period of time, number of barrels, and weighted average swap prices are as follows:

	Barrels of	Nymex Oil	Fair Market
Period of Time	Oil	Swap Price	Value
			($ in thousands)
January 1, 2007 thru December 31, 2007	474,500	$34.36	$(14,109)

January 1, 2008 thru December 31, 2008	439,200	$33.37	(13,826)

Total fair market value			$(27,935)

(7)	Equity Investment and Property Acquisitions

The Company had three separate partnership investments to construct pipeline systems which gather natural gas primarily on its leaseholds in the Barnett Shale area – West Fork Pipeline Company I, L.P., West Fork Pipeline Company II, L.P. and West Fork Pipeline Company V, L.P. These investments were recorded as an equity investment in the accompanying consolidated balance sheet. In the fourth Quarter 2006, essentially all of the assets contained in West Fork Pipeline I and West Fork Pipeline V were sold. The Company received distributions of $16.6 million and $683,000, respectively, as a result of these asset sales. The company has invested $328,000 in the West Fork Pipeline II through 2006. West Fork Pipeline II is currently acquiring the necessary easements and permits to begin transmission of natural gas.

In 2006, the Company invested $6.7 million in the Hagerman Gas Gathering System (“Hagerman”) to construct pipelines on certain of its leaseholds in New Mexico. In late September 2006, transmission of natural gas commenced through the first phase of the system. The Hagerman Gas Gathering System is currently being extended to additional productive areas. The Company anticipates additional investments in Hagerman during 2007.
Our investment percentage in each of these ventures was as follows:

West Fork Pipeline Company I, L.P.	37.3000%
West Fork Pipeline Company II, L.P.	35.8750%
West Fork Pipeline Company V, L.P.	23.2585%
Hagerman Gas Gathering System	76.5000%
Our investment in the Hagerman is accounted for by the equity method because the Company does not have voting control. All significant actions taken by Hagerman must be approved by Parallel plus one of the two other equity owners. Consequently, the remaining equity owners can prevent voting control by Parallel.
Our equity investments consisted of the following:

	December 31,
	2006	2005
	($ in thousands)
West Fork Pipeline Company I, L.P.	$—	$3,120
West Fork Pipeline Company II, L.P.	280	21
West Fork Pipeline Company V, L.P.	—	185
Hagerman Gas Gathering System	6,174	—

	$6,454	$3,326

Our earnings from equity investments were as follows:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
West Fork Pipeline Company I, L.P.(1)	$9,286	$(83)	$—
West Fork Pipeline Company II, L.P.	(50)	(5)	—
West Fork Pipeline Company V, L.P.(2)	(147)	(1)	—
Hagerman Gas Gathering System	(496)	—	—

	$8,593	$(89)	$—

(1)	Included in our earnings from West Fork Pipeline Company I, L.P. is our proportionate gain in the sale of the partnership assets of approximately $9.1 million.

(2)	Included in our earnings from West Fork Pipeline Company V, L.P. is our proportionate loss in the sale of the partnership assets of approximately $90,000.

Summarized combined financial information for our equity investments (listed above) is reported below. Amounts represent 100% of the investees’ financial information:

	December 31,
	2006	2005
	($ in thousands)
Balance Sheet

Current assets	$1,408	$1,493
Non-current assets	8,361	10,567
Current liabilities	1,338	674
Owners’ equity	8,431	11,386

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Income Statement

Revenues	$2,402	$627	$1
Costs and expenses	(2,597)	(699)	(150)
Gain/loss on sale of assets	23,780	—	—

Net income (loss)	$23,585	$(72)	$(149)

(8)	Credit Facilities

The Company has two separate credit facilities. The Company’s Third Amended and Restated Credit Agreement (or the “Revolving Credit Agreement”), dated as of December 23, 2005, with a group of bank lenders provides a revolving line of credit having a “borrowing base limitation” of $167.0 million at December 31, 2006. The total amount that the Company can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At December 31, 2006, the principal amount outstanding under the Company’s revolving credit facility was $115.0 million, and $445,000 was reserved for the Company’s letters of credit. The second credit facility (or the “Second Lien Agreement”) is a five year term loan facility provided to the Company under a Second Lien Term Loan Agreement, dated November 15, 2005, with a group of banks and other lenders. At December 31, 2006, the Company’s term loan under the second lien agreement was fully funded in the principal amount of $50.0 million.

The credit facilities have varying interest rates and consist of the following bank’s base rate and LIBOR tranches at December 31:

	2006	2005
	($ in thousands)
Revolving Facility note payable to banks,
Agent bank’s base lending rate of 8.25%	$2,000	$—
Libor Tranche at 7.61% and 6.40%	113,000	50,000
Term Loan (Second Lien) payable to banks,
Libor Tranche at 9.875% and 9.0%	50,000	50,000

Total notes payable to banks	$165,000	$100,000

Revolving Credit Facility
The Revolving Credit Agreement provides for a credit facility that allows the Company to borrow, repay and reborrow amounts available under the revolving credit facility. The amount of the borrowing base is based primarily upon the estimated value of the Company’s oil and natural gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at the Company’s request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of the Company’s loan exceeds the borrowing base, it must either provide additional collateral to the lenders or repay the principal of the revolving credit facility in an amount equal to the excess. Except for the principal payments that may be required because of the Company’s outstanding loans being in excess of the borrowing base, interest only is payable monthly.
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
The interest rate the Company is required to pay on its borrowings, including the applicable margin, may never be less than 5.00%. At December 31, 2006, the Company’s base rate was 8.25% on $2.0 million and its Libor interest rate, plus margin, was 7.61% on $113.0 million.
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
The Revolving Credit Agreement contains various restrictive covenants, including (i) maintenance of a minimum current ratio, (ii) maintenance of a maximum ratio of funded indebtedness to earnings before interest, income taxes, depreciation, depletion and amortization, (iii) maintenance of a minimum net worth, (iv) prohibition of payment of dividends and (v) restrictions on incurrence of additional debt. The Company has pledged substantially all of its producing oil and natural gas properties to secure the repayment of its indebtedness under the Revolving Credit Agreement.
As of December 31, 2006 we were in compliance with all of the covenants in our Revolving Credit Agreement.
All outstanding principal under the revolving credit facility is due and payable on October 31, 2010. The maturity date of the Company’s outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Revolving Credit Agreement.
Second Lien Term Loan Facility
The Second Lien Agreement provides a $50.0 million term loan to the Company. Loans made to the Company under this credit facility bear interest at an alternate base rate or the LIBO rate, at the Company’s election. The alternate base rate is the greater of (a) the prime rate in effect on such day and (b) the “Federal Funds Effective Rate” in effect on such day plus 1/2 of 1%, plus a margin of 3.50% per annum.

The LIBO rate is generally equal to the sum of (a) a designated rate appearing in the Dow Jones Market Service for the applicable interest periods offered in one, two, three or six month periods and (b) an applicable margin rate per annum equal to 4.50%.

The Second Lien Agreement contains various restrictive covenants, including (i) maintenance of a maximum ratio of debt to earnings before interest, income taxes, depreciation, depletion and amortization, (ii) maintenance of a minimum ratio of oil and natural gas reserve value to debt, (iii) prohibition of payment of dividends, and (iv) restrictions on incurrence of additional debt. The Company’s producing oil and natural gas properties are also pledged to secure payment of its indebtedness under this facility, but the liens granted to the lender under the Second Lien Agreement are second and junior to the rights of the first lienholders under the Revolving Credit Agreement.

At December 31, 2006, the Company’s LIBO interest rate was 9.875% on $50.0 million.

In the case of alternate base rate loans, interest is payable the last day of each March, June, September and December. In the case of LIBO loans, interest is payable the last day of the tranche period not to exceed a three month period.

As of December 31, 2006 we were in compliance with all of the covenants in our Second Lien Agreement.

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

(9)	Income Taxes

The Company’s income tax provision consists of the following:

	Years ended December 31,
	2006	2005	2004
	($ in thousands)
Deferred income tax (benefit) expense	$13,894	$(1,676)	$1,162
Deferred income tax (benefit) expense related to loss/gain on derivatives in other comprehensive loss	3,318	515	(1,917)

Total income tax provision (benefit)	$17,212	$(1,161)	$(755)

Income tax expense differs from the amount computed at the federal statutory rate as follows:

	Years ended December 31,
	2006	2005	2004
	($ in thousands)
Income tax (benefit) expense at statutory rate	$13,617	$(1,110)	$1,167
Statutory depletion	37	(443)	(29)
State tax, net of federal benefit	101	16	6
Nondeductible expenses and other	139	(139)	18

Income tax expense	$13,894	$(1,676)	$1,162

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31 are as follows:

	2006	2005
	($ in thousands)
Current:
Deferred tax assets:
Fair market value losses on derivatives expected to be settled within one year	$4,340	$5,241

Noncurrent:
Deferred tax assets:
Net operating loss carryforwards, state and federal	$16,942	$3,734
Statutory depletion carryforwards	2,424	2,462
Alternative minimum tax credit carryforward	157	154
Fair market value losses on derivatives not expected to be settled within one year	4,102	9,331
Asset retirement obligations	233	149
Other	26	64

Total noncurrent deferred tax assets	23,884	15,894

Deferred tax liabilities:
Property and equipment, principally due to differences in basis, expensing of intangible drilling costs for tax purposes and depletion	(48,191)	(23,930)

Total deferred tax liabilities	(48,191)	(23,930)

Net noncurrent deferred income tax liability	$(24,307)	$(8,036)

As of December 31, 2006, the Company had net operating loss carry forwards for regular tax and alternative minimum taxable income (AMT) purposes available to reduce future taxable income. These carry forwards expire as follows:

	Net operating	AMT
	loss	operating loss
	($ in thousands)
2019	$2,507	$2,918
2021	4,576	4,498
2022	44	44
2023	8	332
2024	3,718	3,806
2026	38,977	37,943

	$49,830	$49,541

As of December 31, 2006, the Company had approximately $157,000 of AMT credit carryover that has no expiration date.

(10)	Equity Transactions

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

On August 16, 2006, the Company sold 2,500,000 shares of its common stock, $.01 par value per share, pursuant to a public offering at a price of $25.25 per share. Gross cash proceeds were $63.1 million, and net proceeds were approximately $60.3 million. The proceeds were used for general corporate purposes, including debt repayment and the acceleration of Parallel’s drilling and completion operations in certain core areas such as the Barnett Shale natural gas, New Mexico Wolfcamp natural gas and Permian Basin west Texas oil properties.

(11)	Stock Compensation, Warrants and Rights

The Company awards both incentive stock options and nonqualified stock options to selected key employees, officers, and directors. The options are awarded at an exercise price equal to the closing price of the Company’s common stock on the date of grant. These options vest over a period of two to ten years with a ten-year exercise period. As of December 31, 2006, options expire beginning in2007 and extending through 2015. Options to purchase a total of 17,500 shares of common stock remain available for grant.
(a)	Stock Options

A summary of the Company’s employee stock options as of December 31, 2006, 2005 and 2004, and changes during the years ended on those dates is presented below:

	Year ended		Year ended		Year ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	shares	average price	shares	average price	shares	average price
	(in thousands)		(in thousands)		(in thousands)
Stock options:
Outstanding at beginning of year	1,405	$5.22	1,919	$3.71	2,138	$3.65
Options granted	—	—	200	12.27	—	—
Options exercised	(176)	4.35	(714)	3.15	(174)	3.00
Options cancelled	(30)	3.09	—	—	—	—
Options expired	—	—	—	—	(45)	4.29

Outstanding at end of year	1,199	$5.40	1,405	$5.22	1,919	$3.71

Exercisable at end of year	1,001	$4.32	1,160	$4.01	1,776	$3.50

Weighted average fair value of options granted during the year		$—		$8.71		$—

The following table summarizes information about the Company’s employee stock options outstanding and exercisable at December 31, 2006:

	Average
	Remaining	Fair Market
	Life	Value
		(in thousands)
Stock options outstanding as of December 31, 2006	4.5	$14,587

Currently exercisable as of December 31, 2006	3.6	$13,266

	Options outstanding			Options exercisable
Range of	Number	Weighted average	Weighted	Number	Weighted
exercise	Outstanding at	remaining	average	exercisable at	average
prices	December 31, 2006	contractual life	exercise price	December 31, 2006	exercise price
	(in thousands)			(in thousands)
$1.81 - $3.60	401	4 years	$2.92	401	$2.92

$4.09 - $5.50	598	4 years	$4.76	560	$4.75

$12.27	200	9 years	$12.27	40	$12.27

	1,199			1,001

For the twelve months ended December 31, 2006, 2005 and 2004, Parallel recognized compensation expense of approximately $531,000, $278,000 and $169,000 with tax benefits of approximately $181,000, $95,000 and $58,000, respectively, associated with its stock option grants.

The following table presents the future stock-based compensation expense expected to be recognized over the vesting period:

($ in thousands)
2007	$324
2008	194
2009 through 2010	144
Total	$662
Nonvested options were 197,500 at December 31, 2006. During the twelve months ended December 31, 2006, 176,250 options were exercised; however, no options were granted, expired or forfeited. During 2006 the Company settled 30,000 options for approximately $511,000.

The fair value of each option award is estimated on the date of grant. The fair value of stock options granted prior to and remaining outstanding at January 1, 2006 and that had option shares subject to future vesting at that date was determined using the Black-Scholes option valuation method assumptions noted in the following table. Expected volatilities are based on historical volatility of the common stock. The expected term of the options granted used in the model represent the period of time that options granted are expected to be outstanding.

	Year ended December 31,
	2005	2001
Expected volatility	54.20%	57.95%

Expected dividends	0.00%	0.00%

Expected term (in years)	7	8

Risk free rate	4.200%	5.050%

($ in thousands)
Intrinsic Value of Options Exercised Twelve Months Ending December 31, 2006	$2,855
Intrinsic Value of Options Exercised Twelve Months Ending December 31, 2005	$9,169
Intrinsic Value of Options Exercised Twelve Months Ending December 31, 2004	$363

Fair Market Value of Options Granted Twelve Months Ending December 31, 2006	$—
Fair Market Value of Options Granted Twelve Months Ending December 31, 2005	$1,423
Fair Market Value of Options Granted Twelve Months Ending December 31, 2004	$—
There were no stock options granted for the twelve months ended December 31, 2006. For the twelve months ended December 31, 2005 there were 200,000 options granted with a fair market value of $1.42 million.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 to employee options awarded prior to 2003.

	Year Ended December 31,
	2005	2004
	( $ in thousands, except
	per share data)
Net income (loss)	$(1,589)	$2,271
Add:
Stock-based compensation expense for employees included in reported net income (loss), net of related tax effects of $95 and $57	183	112

Less:
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(610)	(408)

Pro forma net income (loss)	$(2,016)	$1,975

Earnings (loss) per share:
Basic — as reported	$(0.06)	$0.07

Basic — pro forma	$(0.07)	$0.06

Diluted — as reported	$(0.06)	$0.07

Diluted — pro forma	$(0.07)	$0.05

(b)	Stock Warrants

The Company has 300,030 warrants outstanding at December 31, 2006, 2005, and 2004, which were issued as part of the Company’s initial public offering in 1980. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions.

The Company also had an additional 136,708 warrants outstanding at December 31, 2005 issued as partial payment for services rendered for financial and investment advice in 2001. The warrants had a term of five years from date of issuance and a vesting period of one year. The warrants have an exercise price of $2.95 per share and contain a provision for cashless exercise. The expense related to these warrants in the amount of $99,000 was recorded in other expenses in 2001 based on the estimated fair value on the date of grant using the Black-Scholes option pricing model. As of December 31, 2006 these warrants had been fully exercised.

The Company has 100,000 warrants outstanding at December 31, 2006, 2005 and 2004, which were issued as partial payment for services rendered for financial and investment advice for the Company’s private placement offering in December, 2003. The warrants have a term of five years from date of issuance and vesting period of one year. The warrants have an exercise price of $3.98 per share and contain a provision for cashless exercise. The fair value related to these warrants in the amount of $157,000 was recorded in other expenses in 2003 based on the estimated fair value on the date of grant using the Black-Scholes option pricing model.

(c)	Stock Rights

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

(d)	Non-Employee Director Stock Grant Plan

Effective July 1, 2004, the Company began paying an annual retainer fee to each non-employee Director in the form of shares of the Company’s common stock. Under the 2004 Non-Employee Director Stock Grant Plan, each non-employee Director is entitled to receive an annual retainer fee in the form of shares of common stock having a value of $25,000. The shares of stock are automatically granted on the first day of July in each year. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Stock Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year. On July 1, 2006, and in accordance with the terms of the plan, the Company issued a total of 4,696 shares of common stock to four non-employee Directors as follows: Jeffrey G. Shrader — 1,174 shares; Dewayne E. Chitwood — 1,174 shares; Martin B. Oring — 1,174 shares; and Ray M. Poage — 1,174 shares. On July 1, 2005, and in accordance with the terms of the plan, the Company issued a total of 11,596 shares of common stock to four non-employee Directors as follows: Jeffrey G. Shrader — 2,899 shares; Dewayne E. Chitwood — 2,899 shares; Martin B. Oring — 2,899 shares; and Ray M. Poage — 2,899 shares. The Company has 78,820 remaining shares of common stock available to issue to directors under this arrangement.
(12)	Related Party Transactions

An entity owned by Thomas R. Cambridge, the Company’s Chairman of the board of directors, is the owner and acted as the Company’s agent in performing the routine day to day operations on two wells. In 2006, 2005 and 2004 the Company was billed approximately $23,000, $20,000 and $15,000, respectively, for the Company’s pro rata share of lease operating and drilling expenses and received approximately $176,000, $161,000 and $165,000 in 2006, 2005, and 2004 respectively, in oil and natural gas revenues related to these wells. These two wells were acquired in 1984.

An entity, of which Mr. Cambridge is the President, owned interests in certain wells that are administered by the Company. During 2006 the Company charged approximately $3,000 for lease operating expenses and paid approximately $8,000 in oil and natural gas revenues related to these wells.

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

An entity, in which Mr. Chitwood is an officer of the managing general partner, owned interests in certain wells that are operated by the Company. During 2005 and 2004 the Company charged approximately $4,000 and $14,000, respectively, for lease operating expenses and paid approximately $8,000, and $48,000, respectively, in oil and natural gas revenues related to these wells. In 2005 the Company paid to the entity approximately $140,000 in payment of net proceeds attributable to its pro rata share from the sale of the interests.

In December, 2001, and prior to his employment with Parallel, Donald E. Tiffin, Parallel’s Chief Operating Officer, received a 3% working interest from an unaffiliated third party in the Diamond M Project in Scurry County, Texas for services rendered in connection with assembling the project. In August, 2002, shortly after his employment with Parallel, and due to the personal financial exposure in the Diamond M Project and to prevent the interest from being acquired by a third party, Mr. Tiffin assigned two-thirds of his ownership interest in the project to Parallel at no cost, leaving him with a 1% working interest. Parallel acquired its initial interest in the Diamond M Project in December, 2001. During 2006, the Company charged approximately $111,000 for capital expenditures and lease operating expenses and paid approximately $100,000 in oil and natural gas revenues related to this project.

(13)	Statements of Cash Flows

In 2006, $40,000 was paid for estimated alternative minimum tax. No Federal income taxes were paid in 2005 and 2004.

The Company made interest payments of approximately $12.5 million, $5.4 million, and $1.7 million in 2006, 2005 and 2004, respectively.

At December 31, 2006, 2005 and 2004, there were $8.5 million, $2.5 million and $741,000, respectively, of property additions accrued in accounts payable.

(14)	Major Customers

The following purchasers accounted for 10% or more of the Company’s oil and natural gas sales for the years ended December 31:

	2006	2005	2004
Company A	(1)	14%	22%
Company B	20%	12%	(1)
Company C	30%	40%	43%
Company D	12%	(1)	(1)
Company E	10%	(1)	(1)

(1)	Less than 10%.
(15)	Commitments and Contingencies

On December 30, 2005, the Company was named as a defendant in a lawsuit filed in the 352nd Judicial District Court of Tarrant County, Texas, Cause No. 352-215616-05, AFE Oil and Gas, L.L.C. (aka AFE Oil and Gas, LLC) v. Premium Resources II, L.P., Premium Resources, Inc., Danay Covert, Nick Morris, William D. Middleton, Dale Resources, L.L.C., and Parallel Petroleum, Inc.

In this suit, the plaintiff alleges breach of fiduciary duty, fraud and conspiracy to defraud, breach of contract, constructive trust, suit to remove cloud from title, declaratory judgment, alter ego, tortious interference with contract and statutory fraud and seeks recovery of an unspecified amount of actual damages, special damages, consequential damages, exemplary damages, attorneys’ fees, pre-judgment and post-judgment interest and costs. Generally, the plaintiff alleges that it owns a 5.5% overriding royalty interest in certain oil and natural gas properties including the “Square Top LP” and the “West Fork LP” leases located in Tarrant County, Texas. The plaintiff alleges that the defendants (other than Dale Resources and Parallel) wrongfully and intentionally allowed these original oil and natural gas leases to terminate; causing the termination of plaintiff’s overriding royalty interest in each lease. The plaintiff further alleges that the defendants (other than Dale Resources and Parallel) failed to drill wells necessary to maintain the original leases in force and that after the original leases were allowed to terminate, the defendants (other than Dale Resources and Parallel) then acquired new oil and natural gas leases covering these same oil and natural gas properties, which were subsequently assigned to Dale Resources. Thereafter, Dale Resources allegedly assigned a portion of these new leases to Parallel.

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

Eligible participants could have increased their salary deferral by $3,000 for the year 2004. The Company made discretionary contributions to the SEP; however, total contributions could not exceed $41,000 per employee. During 2004 the Company contributed an aggregate of approximately $133,000 to the SEP.

On January 1, 2005 the Company established a 401(k) Plan and Trust for eligible employees. Employees may not participate in the SEP with the establishment of the 401(k) Plan and Trust. During 2006 and 2005, the Company contributed an aggregate of approximately $240,000 and $168,000, respectively, to the 401(k) Plan.

The Company leases office space under a non-cancelable operating lease expiring in 2010. Future annual payments under this operating lease are approximately $204,000, $210,000, $216,000 and $36,000 for the years ending December 31, 2007 thru February 28, 2010, respectively. Rental expense under the Company’s current and former lease totaled approximately $194,000, $162,000, and $127,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company leases two field offices and storage facilities. These two facilities are located in Andrews and Snyder, Texas. The Andrews office is under a non-cancelable commercial lease expiring in 2007 and the Snyder office lease expires upon the cessation of production from the Diamond “M” area wells. Future annual payments under these lease agreements total approximately $23,000 for 2007 and $14,000 for 2008 thru 2011. Rental expense under these two leases totaled approximately $23,000, $23,000 and $15,000 for the year ended December 31, 2006, 2005 and 2004, respectively.

The Company has an Incentive and Retention Plan which provides for the payment to eligible officers and employees a one time performance bonus and retention payment upon the occurrence of a change of control as defined in the Plan. Because of the uncertainty of the occurrence of a change of control or corporate transaction within the meaning of the plan, the amount of these bonuses is undeterminable. Although the amount of the bonus is undeterminable at this time, if the Plan was calculated using the December 31, 2006, stock price of $17.57 per share, the Plan would have a balance of approximately $18.5 million.

In January 2006, the Company adopted a Non-officer Employee Severance Plan for the purpose of providing the Company’s non-officer employees with an incentive to remain employed by with the Company. This Plan provides for a one-time severance payment to the non-officer employees equal to one year of their then “current base salary” upon the occurrence of a change of control within the meaning of the Plan. Based on the aggregate non-officer base salaries in effect as of December 31, 2006, the total severance amount payable under the plan would have been approximately $3.3 million.

(16)	Supplemental Oil and Natural Gas Reserve Data (Unaudited)

The Company has presented the reserve estimates utilizing an oil price of $54.67, $56.09 and $40.59 per Bbl and a natural gas price of $5.00, $8.68 and $5.65 per Mcf as of December 31, 2006, 2005 and 2004, respectively. Information for oil is presented in barrels (Bbl) and for natural gas in thousands of cubic feet (Mcf).

The estimates of the Company’s proved natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants.

The Company’s reserve information was prepared by independent petroleum engineering consultants as of December 31, 2006, 2005 and 2004. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

A summary of changes in reserve balances is presented below:

	Total proved		Proved developed
	BBL	MCF	BBL	MCF
		(in thousands)
Reserves as of December 31, 2003	12,084	16,271	8,944	12,066
Purchase of reserves in place	4,982	1,432	3,057	733
Sale of reserves in place	(18)	(468)	(18)	(468)
Extensions and discoveries	1,159	4,662	338	3,840
Revisions of previous estimates	1,438	(2,382)	1,618	(323)
Production	(729)	(2,690)	(729)	(2,690)

Reserves as of December 31, 2004	18,916	16,825	13,210	13,158
Purchase of reserves in place	2,299	456	619	122
Sale of reserves in place	(14)	(205)	(14)	(205)
Extensions and discoveries	944	13,106	69	8,502
Revisions of previous estimates	(30)	(1,353)	653	(739)
Production	(923)	(3,592)	(923)	(3,592)

Reserves as of December 31, 2005	21,192	25,237	13,614	17,246
Purchase of reserves in place	3,270	4,355	915	2,255
Extensions and discoveries	8,182	38,159	699	13,948
Revisions of previous estimates	(2,786)	(2,316)	841	1,831
Production	(1,137)	(6,539)	(1,137)	(6,539)

Reserves as of December 31, 2006	28,721	58,896	14,932	28,741

The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and natural gas reserves required by Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS No. 69). The future cash flows are based on estimated oil and natural gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.
The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution. The basis for this table is the reserve studies prepared by independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company’s proved oil and natural gas properties.

Future income tax expense was computed by applying statutory rates less the effects of tax credits for each period presented to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties and available net operating loss and percentage depletion carryovers.
Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves
($ in thousands)

	December 31,
	2006	2005	2004
Future cash inflows	$1,864,860	$1,407,153	$862,945

Future costs:
Production	(606,138)	(361,563)	(260,312)
Development	(138,715)	(36,335)	(25,131)
Future income taxes	(292,954)	(249,621)	(137,765)

Future net cash flows	827,053	759,634	439,737
10% annual discount for estimated timing of cash flows	(490,565)	(398,844)	(233,328)

Standardized measure of discounted future net cash flows	$336,488	$360,790	$206,409

Changes in Standardized Measure of
Discounted Future Net Cash Flows From Proved Reserves
($ in thousands)

	December 31,
	2006	2005		2004
Increase (decrease):
Purchases of minerals in place	$20,698	$29,354		$47,727
Extensions and discoveries and improved recovery, net of future production and development costs	104,622	87,790	(1)	41,755	(1)
Accretion of discount	47,281	26,625		14,779
Net change in sales prices net of production costs	(78,387)	135,242		45,572
Changes in estimated future development costs	12,726	(10,886)		(8,641)
Revisions of quantity estimates	(44,561)	(4,518)		13,024
Net change in income taxes	(21,452)	(52,181)		(28,319)
Sales, net of production costs	(86,130)	(47,974)		(26,356)
Changes of production rates (timing) and other	20,901	(9,071	)(1)	(9,398	)(1)
Net increase	(24,302)	154,381		90,143

Standardized measure of discounted future net cash flows:
Beginning of year	360,790	206,409		116,266

End of year	$336,488	$360,790		$206,409

(1)	During 2006, the Company revised its method of calculating “Extensions and discoveries and improved recovery, net of future production and development costs”. Consequently, related calculations in 2005 and 2004 have been adjusted to be consistent with the 2006 calculation.

(17) Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth(1)
		($ in thousands, except per share data)
2006
Oil and gas revenues	$20,543	$26,342	$26,211	$23,929
Total costs and expenses	11,102	13,962	16,686	14,856

Operating income	9,441	12,380	9,525	9,073

Net income	$1,611	$2,464	$10,996	$11,084	(1)

Net income available to common stockholders	$1,611	$2,464	$10,996	$11,084	(1)

Net income per common share — basic	$0.05	$0.07	$0.30	$0.30	(1)

Net income per common share — diluted	$0.05	$0.07	$0.30	$0.29	(1)

2005
Oil and gas revenues	$10,414	$12,263	$21,837	$21,636
Total costs and expenses	7,048	7,060	8,836	9,861

Operating income	3,366	5,203	13,001	11,775

Net income (loss)	$(10,704)	$(1,246)	$1,989	$8,372

Net income (loss) available to common stockholders	$(10,847)	$(1,374)	$1,989	$8,372

Net income per share:
Net income (loss) per common share — basic	$(0.38)	$(0.04)	$0.06	$0.24

Net income (loss) per common share — diluted	$(0.38)	$(0.04)	$0.06	$0.24

(1)	2006 results include $9.0 million of equity in income of pipeline and gathering systems representing the Company’s share of net gain on sale of certain pipeline assets. See Note 7.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION
February 28, 2007	By:	/s/ Larry C. Oldham
Larry C. Oldham
President and Chief Executive Officer

February 28, 2007	By:	/s/ Steven D. Foster
Steven D. Foster
Chief Financial Officer

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas R. Cambridge	Chairman of the Board of Directors	February 28, 2007
Thomas R. Cambridge

/s/ Larry C. Oldham	President and Chief Executive Officer	February 28, 2007
Larry C. Oldham	(Principal Executive Officer)

/s/ Steven D. Foster	Chief Financial Officer	February 28, 2007
Steven D. Foster	(Principal Financial and
Accounting Officer)

/s/ Martin B. Oring	Director	February 28, 2007
Martin B. Oring

/s/ Ray M. Poage	Director	February 28, 2007
Ray M. Poage

/s/ Jeffrey G. Shrader	Director	February 28, 2007
Jeffrey G. Shrader

S-2

INDEX TO EXHIBITS
(a)	Exhibits

No.	Description of Exhibit
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

*3.2	Bylaws of Registrant

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

*4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc.

*4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.7):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

*10.4	1998 Stock Option Plan

No.	Description of Exhibit
10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

*10.7	Incentive and Retention Plan

10.8	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.9	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.10	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.11	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.12	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.13	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.15	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.16	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.17	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.18	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.19	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

No.	Description of Exhibit
10.20	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.21	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.22	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

*10.23	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A.

*10.24	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A.

*10.25	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*23.1	Consent of BDO Seidman, LLP

*23.2	Consent of Cawley Gillespie & Associates, Inc. Independent Petroleum Engineers

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith