Form 10-K/A
period 2006-12-31
PARALLEL PETROLEUM CORP
filed 2007-07-12
CIK 750561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000 – 13305
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
Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
REASONS FOR FILING THIS FORM 10-K/A
     We originally filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on February 28, 2007 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) is being filed to revise certain disclosures we made under Items 1, 3, 7 and 8 of the Original Filing. Generally, the Items amended relate to our average lifting costs, legal proceedings, the calculation of depletion expense and the variances in our depreciation and depletion expenses, clarifying the cash flows from our equity investments in pipeline partnerships, our stock rights plan, reserve changes and estimated future production costs. These revisions appear on pages 8, 24, 25, 26, 27, 34, 36, 37, 39, F-8, F-9, F-17, F-18, F-27, F-28, F-29, F-30, F-31, F-32 and F-33 of this Form 10-K/A.
     In addition to the amendments described above, Item 15 of the Original Filing has also been amended to contain (1) the currently dated certifications from our Chief Executive Officer and Chief Accounting Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, (2) the currently dated consent of our independent registered public accounting firm to the use of its report on our financial statements for the year ended December 31, 2006 in the specified registration statements, and (3) the currently dated consent of our independent engineering firm to the use of its report on our proved reserves in the specified registration statements. The updated certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and the updated consents are attached to this Form 10-K/A as Exhibits 23.1 and 23.2.
     For the convenience of the reader, this Form 10-K/A sets forth the Original filing in its entirety, as amended by this Form 10-K/A. However, this Form 10-K/A amends only the Items described above and no other information in the Original Filing is amended hereby. This Form 10-K/A continues to describe conditions as of the date of the Original Filing.

FORM 10-K/A
PARALLEL PETROLEUM CORPORATION

(i)

Item No.	Page
Item 9A. Controls and Procedures	48

Item 9B. Other Information	50

PART III

Item 10. Directors, Executive Officers and Corporate Governance	51

Item 11. Executive Compensation	55

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80

Item 13. Certain Relationships and Related Transactions, and Director Independence	82

Item 14. Principal Accountant Fees and Services	85

PART IV

Item 15. Exhibits and Financial Statement Schedules	86
Consent of BDO Seidman, LLP
Consent of Cawley Gillespie & Associates, Inc.
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

(ii)

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

(iii)

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
     Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks in other sections of this Annual Report on Form 10-K/A and under Item 1A. Risk Factors, beginning on page 13.

(iv)

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

(1)

     Our website address is http://www.plll.com. Information on our website or any other website is not incorporated by reference into this Annual Report on Form 10-K/A and does not constitute a part of this Annual Report on Form 10-K/A.
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

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per unit data)
Production, Prices and Lifting Costs:
Oil (Bbls)	1,137	923	729
Natural gas (Mcf)	6,539	3,592	2,690
BOE	2,227	1,522	1,177
Oil price (per Bbl)(1)	$59.86	$51.78	$39.05
Natural gas price (per Mcf)(1)	$6.19	$8.54	$5.85
BOE price(1)	$48.73	$51.57	$37.55
Average Lifting Cost (including production taxes) per BOE	$10.06	$9.24	$8.06

(1)	Average price received at the wellhead for our oil and natural gas.
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
     In the table below, we show the purchasers that accounted for 10% or more of our revenues during the specified years.

	2006	2005	2004
Allegro Investments, Inc.	(1)	14%	22%
Conoco, Inc.	20%	12%	(1)
Texland Petroleum, Inc.	30%	40%	43%
Tri-C Resources, Inc.	12%	(1)	(1)
Dale Operating Company	10%	(1)	(1)

(1)	Less than 10%.
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
ITEM 1A. RISK FACTORS
     The following should be considered carefully with the information provided elsewhere in this Annual Report on Form 10-K/A in reaching a decision regarding an investment in our common stock.
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
     The lenders under our two credit facilities have liens on substantially all of our assets. Additionally, both credit facilities restrict our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We are also required to comply with certain financial covenants and ratios under these facilities. As a result of the liens held by our lenders, if we fail to meet our payment or other obligations under either credit facility, including our failure to meet any of the required financial covenants or ratios, the lenders would be entitled to foreclose on substantially all of our assts and liquidate those assets.
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

(23)

ITEM 2. PROPERTIES
General
     Our principal properties consist of working interests in developed and undeveloped oil and natural gas leases and the reserves associated with these leases. Generally, developed oil and natural gas leases remain in force so long as production is maintained. Undeveloped oil and natural gas leaseholds are generally for a primary term of five or ten years. In most cases, we can extend the term of our undeveloped leases by paying delay rentals or by producing reserves that we discover under our leases.
     The map below shows our principal areas of operation.

(24)

Producing Wells and Acreage
     We have presented the table below to provide you with a summary of the producing oil and natural gas wells and the developed and undeveloped acreage in which we owned an interest at December 31, 2006. We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests.

	Producing Wells(1)				Acreage
	Oil(2)		Gas		Developed		Undeveloped
	Gross	Net(3)	Gross	Net(3)	Gross	Net(4)	Gross	Net(4)
Texas
Barnett Shale	—	—	21	6.69	1,150	363	18,037	4,765
Carm-Ann/Means	90	74.85	—	—	5,560	4,843	235	235
Cook Mountain	—	—	14	1.39	1,044	238	74	33
Cotton Valley	—	—	1	0.13	40	5	9,365	968
Diamond M	97	64.03	—	—	5,805	3,809
Fullerton	151	127.86	—	—	3,683	3,155	—	—
Harris	65	54.72	—	—	1,179	1,044	2,586	2,484
Other Permian	243	34.94	27	11.74	23,079	15,469	280	280
Ganado Lake WI	8	4.80	5	3.00	12,732	5,958	—	—
Yegua/Frio/Wilcox	4	1.03	42	11.16	5,616	2,113	2,632	934

Total	658	362.23	110	34.11	59,888	36,997	33,209	9,699

Colorado	—	—	—	—	—	—	14,080	14,080
New Mexico — Wolfcamp	—	—	52	14.08	20,800	5,914	109,523	56,745
Utah	—	—	—	—	—	—	145,813	138,243

Total	658	362.23	162	48.19	80,688	42,911	302,625	218,767

(1)	Does not include 383 gross (162.43 net) wells that were shut in or temporarily abandoned as of December 31, 2006.

(2)	Does not include 222 gross (120.61 net) injection wells as of December 31, 2006.

(3)	Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(4)	Net acres are computed by multiplying the number of gross acres by our working interest in the gross acres.
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
     For a more detailed description of our exploration and development activities, you should read “Item 1. Business – Current Drilling Projects” beginning on page 5 of this Annual Report on Form 10-K/A.
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

(25)

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
     The table below shows the production from our oil and natural gas properties for the year ended December 31, 2006 and the proved reserves attributable to those properties as of December 31, 2006.

				Reserves
	Production			Total Proved		Proved Developed
		Natural					Natural
	Oil	Gas		Oil	Natural Gas	Oil	Gas
	(Bbls)	(Mcf)	BOE	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Texas
Barnett Shale	—	2,401,628	400,271	—	17,792,266	—	7,098,168
Carm-Ann San Andres/N. Means Queen	202,247	153,612	227,849	7,114,855	4,256,735	1,826,861	1,076,230
Diamond M	125,733	184,138	156,423	3,315,923	2,037,494	1,252,772	1,405,081
Fullerton	545,941	103,893	563,256	9,369,225	1,638,297	8,956,770	1,558,216
Harris	158,514	32,790	163,979	8,304,572	912,483	2,284,179	322,433
Other Permian Basin	38,173	358,972	98,002	419,351	3,472,552	419,351	3,472,552
South Texas	64,143	2,120,521	417,563	189,167	4,325,022	184,465	4,127,230

Total	1,134,751	5,355,554	2,027,343	28,713,093	34,434,849	14,924,398	19,059,910

New Mexico - Wolfcamp	2,590	1,183,839	199,897	7,803	24,460,572	7,803	9,680,672

Total	1,137,341	6,539,393	2,227,240	28,720,896	58,895,421	14,932,201	28,740,582

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

(26)

     For additional information concerning our estimated proved oil and natural gas reserves, you should read Note 16 to the Consolidated Financial Statements.
     The reserve data in this Annual Report on Form 10-K/A represent estimates only. Reservoir engineering is a subjective process. There are numerous uncertainties inherent in estimating our oil and natural gas reserves and their estimated values. Many factors are beyond our control. Estimating underground accumulations of oil and natural gas cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment and the costs we actually incur in the development of our reserves. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production after the date of the estimates. Consequently, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of estimates is highly dependent upon the accuracy of the assumptions upon which they were based.
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
     In this suit, the plaintiff alleged breach of fiduciary duty, fraud and conspiracy to defraud, breach of contract, constructive trust, suit to remove cloud from title, declaratory judgment, alter ego, tortious interference with contract and statutory fraud and sought recovery of an unspecified amount of actual damages, special damages, consequential damages, exemplary damages, attorneys’ fees, pre-judgment and post-judgment interest and costs. Generally, the plaintiff alleged that it owned a 5.5% overriding royalty interest in certain oil and natural gas properties including the “Square Top LP” and the “West Fork LP” leases located in Tarrant County, Texas. The plaintiff alleged that the defendants (other than Dale Resources and Parallel) wrongfully and intentionally allowed these original oil and natural gas leases to terminate, causing the termination of plaintiff’s overriding royalty interest in each lease. The plaintiff further alleges that the defendants (other than Dale Resources and Parallel) failed to drill wells necessary to maintain the original leases in force and that after the original leases were allowed to terminate, the defendants (other than Dale Resources and Parallel) then acquired new oil and natural gas leases covering these same oil and natural gas properties, which were subsequently assigned to Dale Resources. Thereafter, Dale Resources allegedly assigned a portion of these new leases to Parallel.
     In addition to seeking unspecified monetary damages, the plaintiff also sought to impose a constructive trust for its benefit on the new oil and natural gas leases and seeks a judicial declaration that either (1) the plaintiff was the owner of an overriding royalty interest in the new leases or that (2) the original leases and plaintiff’s interest in the original leases were still in effect. The plaintiff also claimed that the new leases constitute a cloud on plaintiff’s title and sought to have that cloud removed. If the plaintiff was awarded an interest in the new leases, we could have become liable for the payment to plaintiff of the portion of production proceeds attributable to plaintiff’s interest received by us. On the other hand, if the plaintiff had prevailed on its claim that the original leases were still in effect, our interest in the new leases could have become subject to forfeiture. Based on the information known to date, we did not established a reserve for this matter.
     On February 27, 2007, an Order of Dismissal was entered by the Court dismissing us from all causes of action asserted by the plaintiff.

(27)

     We are not a defendant in any other litigation or other proceedings and we are not aware of any other threatened material litigation, nor have we been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.
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
Dividends
     We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. The revolving credit facility and second lien term loan facility we have with our lenders prohibit the payment of dividends on our common stock. See “Risks Related to Our Business – We do not pay dividends on our common stock” on page 21.
Sale of Unregistered Securities
     At our annual meeting of stockholders held on June 22, 2004, the stockholders approved the Parallel Petroleum Corporation 2004 Non-Employee Director Stock Grant Plan. You can find a description of this plan on page 75. Historically, Director’s fees had been paid solely in cash. However, upon approval of the plan by the stockhold ers, we began paying an annual retainer fee to each non-employee Director in the form of common stock. Only Directors of Parallel who are not employees of Parallel or any of its subsidiaries are eligible to participate in the plan.

(28)

     Under the plan, each non-employee Director is entitled to receive an annual retainer fee consisting of shares of common stock that are automatically granted on the first day of July in each year, beginning on July 1, 2004. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Global Market for the ten consecutive trading days commencing fifteen trading days be-fore the first day of July of each year. On July 1, 2006, and in accordance with the terms of the plan, a total of 4,696 shares of common stock were granted to four non-employee Directors as follows: Jeffrey G. Shrader – 1,174 shares; Dewayne Chitwood – 1,174 shares; Martin B. Oring – 1,174 shares; and Ray M. Poage – 1,174 shares. The shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Generally, shares issued under this plan are not transferable as long as the non-employee Director holding the shares remains a Director of Parallel.
     As further described under Item 13, Certain Relationships and Related Transactions, and Director Independence, on page 82 of this Annual Report on Form 10-K/A, Wealth Preservation, LLC, a financial consulting firm owned and managed by Martin B. Oring, a Director, exercised a warrant to purchase shares of our common stock on October 25, 2006. Utilizing a net exercise feature, Wealth Preservation LLC received 82,019 shares of common stock. No cash proceeds were received by us. The common stock was issued in reliance upon the exemptions from registration contained in Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended.
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

	Year Ended December 31,
	2006(1)	2005	2004	2003	2002(2)
	($ in thousands, except per share and per unit data)
Consolidated Income Statements Data:
Operating revenues	$97,025	$66,150	$35,837	$33,855	$12,106
Operating expenses	$56,606	$32,805	$23,571	$21,138	$11,250
Income (loss) before cumulative effect of change in accounting principle	$26,155	$(1,589)	$2,271	$7,664	$18,701
Net income (loss)	$26,155	$(1,589)	$2,271	$7,602	$18,701
Cumulative preferred stock dividend	$—	$(271)	$(572)	$(580)	$(585)
Net income (loss) available to common stockholders	$26,155	$(1,860)	$1,699	$7,022	$18,116

Income (loss) per common share before cumulative effect of change in accounting principle
Basic	$0.73	$(0.06)	$0.07	$0.33	$0.88
Diluted	$0.71	$(0.06)	$0.07	$0.31	$0.79

Weighted average common stock and common stock equivalents outstanding
Basic	35,888	32,253	25,323	21,264	20,680
Diluted	36,756	32,253	25,688	24,175	23,549

Cash dividends — common stock	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data:
Total assets	$442,818	$253,008	$170,671	$118,343	$102,351
Total liabilities	$259,036	$163,506	$110,677	$57,111	$56,852
Long-term debt, less current maturities	$165,000	$100,000	$79,000	$39,750	$45,604
Total stockholders’ equity	$183,782	$89,502	$59,994	$61,232	$45,499

(29)

	Year Ended December 31,
	2006(1)	2005	2004	2003	2002(2)
	($ in thousands, except per share and per unit data)
Consolidated Statement of Cash Flow Data:
Cash provided by (used in)
Operating activities	$74,186	$37,118	$18,156	$19,493	$1,528
Investing activities	$(200,548)	$(84,949)	$(69,518)	$(15,494)	$(30,277)
Financing activities	$125,854	$49,468	$38,765	$1,567	$37,210

Operating Data:
Product Sales
Oil (Bbls)	1,137	923	729	629	131
Gas (Mcf)	6,539	3,592	2,690	3,356	2,670
BOE	2,227	1,522	1,177	1,188	576
Average sales price
Oil (per Bbl)	$59.86	$51.78	$39.05	$29.11	$24.59
Gas (per Mcf)	$6.19	$8.54	$5.85	$5.40	$3.33
Proved reserves
Oil (Bbls)	28,721	21,192	18,916	12,084	10,271
Gas (Mcf)	58,896	25,237	16,825	16,271	15,633

(1)	Results include $9.0 million of equity in income of pipeline and gathering systems representing Parallel’s share of net gain on sale of certain pipeline assets.

(2)	Results include a $31.0 million gain attributable to equity in income of First Permian, L.P.
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
     The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see “Cautionary Statement Regarding Forward-Looking Statements” on page (iii).
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

(30)

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

(31)

     Our oil and natural gas exploration, development and acquisition activities require substantial and continuing capital expenditures. Historically, the sources of financing to fund our capital expenditures have included:
•	cash flow from operations;

•	sales of our equity securities;

•	bank borrowings; and

•	industry joint ventures.
     Depletion per BOE in 2006 was $10.88, as compared to $7.61 in 2005 and $ 7.05 in 2004. The increase per BOE in 2006 was a result of increased drilling costs and recent acquisitions of producing properties.
Results of Operations
     As described under “Item 1. Business – About Our Strategy and Business”, we changed our business model in 2002. At the beginning of 2002, our total proved reserves were approximately 3.2 MMBoe with a reserves to production ratio of approximately 4 to 1. Through the execution of this business model, our reserves at the end of 2006 were approximately 38.5 MMBoe with a reserves to production ratio of approximately 17.3 to 1. As described on page 14 of this Annual Report on Form 10-K/A, the failure to replace oil and natural gas reserves may negatively affect our business. We monitor this risk by comparing the quantity of our oil and natural gas reserves at the end of each year to our production for that year. This comparison, which is made in the form of a reserves to production ratio, helps us measure our ability to offset produced volumes with new reserves that will be produced in the future. The reserves to production ratio is calculated by dividing the total proved reserves at the end of a year by the actual production for the same year. The annual change in this ratio provides us with an indication of our performance in replenishing annual production volumes. The reserves to production ratio is a statistical indicator that has limitations. The ratio is limited because it can vary widely based on the extent and timing of new discoveries and property acquisitions. In addition, the ratio does not take into account the cost or timing of future production of new reserves. For that reason, the ratio does not, and is not intended to, provide a measurement of value. At the end of 2002, our production was 77% natural gas and 23% oil, as compared to approximately 49% natural gas and 51% oil at the end of 2006. The production stream changed from shorter lived gulf coast natural gas to longer lived Permian Basin oil production and has increased our lease operating expense primarily due to increased utilities and chemicals associated with the operation of oil properties.

(32)

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

(33)

     Depletion. Provision for depletion of oil and natural gas properties under the full cost method is calculated using the unit of production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measurement based upon relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. The cost of any impaired property is transferred to the balance of oil and natural gas properties subject to depletion. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value. Oil and natural gas properties included $50.4 million and $22.3 million for 2006 and 2005, respectively, for unevaluated properties not included in depletion.
     In arriving at rates under the unit of production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by our geologists and engineers and require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in our methodology of calculating the depletion of oil and gas properties under the full cost method during the three years ended December 31, 2006.
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

(34)

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
Years Ended December 31, 2006 and December 31, 2005
     Our oil and natural gas revenues and production product mix are shown in the following table for the years ended December 31, 2006 and 2005.

	Revenues (1)		Production
	2006	2005	2006	2005
Oil (Bbls)	58%	54%	51%	61%
Natural gas (Mcf)	42%	46%	49%	39%

Total	100%	100%	100%	100%

(1)	Includes the effects of derivative transactions accounted for as hedges.
     The following table shows our production volumes, product sale prices and operating revenues for the periods indicated.

				Percent
	Year Ended December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	($ in thousands, except per unit data)
Production Volumes
Oil (Bbls)	1,137	923	214	23%
Natural gas (Mcf)	6,539	3,592	2,947	82%
BOE	2,227	1,522	705	46%

Sales Price
Oil (per Bbl)(1)	$59.86	$51.78	$8.08	16%
Natural gas (per Mcf)(1)	$6.19	$8.54	$(2.35)	(28)%
BOE price(1)	$48.73	$51.57	$(2.84)	(6)%
BOE price(2)	$43.56	$43.46	$0.10	0%

Operating Revenues
Oil	$68,076	$47,800	$20,276	42%
Effect of oil hedges	(11,512)	(12,139)	627	(5)%
Natural gas	40,461	30,690	9,771	32%
Effect of natural gas hedges	—	(201)	201	(100)%

Total	$97,025	$66,150	$30,875	47%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
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

(35)

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

     Lease operating expense increased 69%, or $6.9 million, compared to 2005. Fifty-three percent (53%) of our 2006 production was from our long-life oil assets located in our west Texas Fullerton, Carm-Ann, Diamond M and Harris properties. Our increase in lease operating expenses is due to mechanical, ad valorem and utility costs which increased our related lifting costs (excluding production taxes) to $7.55 per BOE in 2006, as compared to $6.54 per BOE in 2005. We experienced a 15% increase in our per BOE lifting costs primarily due to higher lifting costs associated with non-operated wells and newly acquired operated wells for the year ended December 31, 2006. The lifting costs per BOE are expected to be reduced by further development of our natural gas properties.
     Production taxes increased 36%, or $1.5 million in 2006, which was associated with an increase in revenues of $30.0 million. Production taxes in future periods will continue to be a function of product mix, production volumes and product prices.
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

(36)

corporate counseling and oil and natural gas reserve analysis. In addition, we incurred additional public reporting costs associated with the stock options granted to our board of directors in late 2005.
     Depreciation, depletion and amortization expense increased 105%, or $12.6 million, for 2006 compared to 2005. Depletion per BOE was $10.88 for 2006 and $7.61 for 2005. This increase is attributable to recent increases in overall drilling and related oilfield service costs and the costs of property acquisitions. Increased cost levels affect both the depeletable amounts of capitalized costs in recent periods and the depletion attributable to amounts of estimated future development costs on proved undeveloped properties. In addition, our drilling efforts in 2006 were, and our future drilling plans are, focused on our natural gas resource projects which have higher associated per BOE drilling and development costs than our drilling projects in the Permian Basin of west Texas and onshore gulf coast of south Texas due to the use of horizontal drilling and multi-stage stimulation techniques. These factors, when combined with the increase in the absolute level of our capital expenditures during the recent period, have led to a significant increase in our depletion rate per BOE. Our annual costs incurred in the acquisition of, exploration for and development of oil and natural gas properties have increased by approximately 188% since 2004.
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

(37)

million shares in 2005 to 36.8 million shares in 2006. The increase in common shares was primarily due to our public offering of 2.5 million shares of common stock in August 2006.
Years Ended December 31, 2005 and December 31, 2004
     Our oil and natural gas revenues and production product mix are shown in the table below for the years ended December 31, 2005 and 2004.

	Revenues (1)		Production
	2005	2004	2005	2004
Oil (Bbls)	54%	59%	61%	62%
Natural gas (Mcf)	46%	41%	39%	38%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions.
     The following table sets forth certain information about our operating revenues for the periods indicated.

				Percent
	Year Ended December 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
	($ in thousands, except per unit data)
Production Volumes
Oil (Bbls)	923	729	194	27%
Natural gas (Mcf)	3,592	2,690	902	34%
BOE	1,522	1,177	345	29%

Sales Price
Oil (per Bbl)(1)	$51.78	$39.05	$12.73	33%
Natural gas (per Mcf)(1)	$8.54	$5.85	$2.69	46%
BOE price(1)	$51.57	$37.55	$14.02	37%
BOE price(2)	$43.46	$30.45	$13.01	43%

Operating Revenues
Oil	$47,800	$28,455	$19,345	68%
Oil hedges	(12,139)	(7,458)	(4,681)	(63)%
Natural gas	30,690	15,735	14,955	95%
Natural gas hedges	(201)	(895)	694	78%

Total	$66,150	$35,837	$30,313	85%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
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

(38)

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

     Lease operating expense increased 35%, or $2.6 million, compared to 2004. Sixty-one percent (61%) of our 2005 production was attributable to our long-life oil assets: the Fullerton, Carm-Ann, Harris and Diamond M properties. The increase in lease operating expenses was due to mechanical, ad valorem and utility costs. Related lifting costs (excluding production taxes) were $6.54 per BOE in 2005, compared to $6.26 per BOE in 2004. We experienced a 4% increase in our per BOE lifting costs primarily due to higher lifting costs associated with operating new wells and newly acquired wells for the year ended December 31, 2005.
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

(39)

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

(40)

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

(41)

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

(42)

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
     For additional information about our price risk management transactions, see Item 7A of this Annual Report on Form 10-K/A, beginning on page 45.
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

(43)

•	additional sources of funding; and

•	our future drilling successes.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
     We have contractual obligations and commitments that may affect our financial condition. The following table is a summary of our significant contractual obligations:

	Obligation Due in Period
Contractual Cash Obligations	2007	2008	2009	2010	2011	After 5 years	Total
	($ in thousands)
Revolving Credit Facility (secured)	$8,764	$8,788	$8,764	$122,300	$—	$—	$148,616
Term Loan Facility (secured)	4,937	4,951	4,938	54,315	—	—	69,141
Office Lease (Dinero Plaza)	204	210	216	36	—	—	666
Andrews and Snyder Field Offices (1)	23	14	14	14	14	530	609
Asset Retirement Obligations (2)	701	33	89	53	45	4,142	5,063
Derivative Obligations	14,109	13,954	224	208	—	—	28,495
Drilling Contract	808	—	—	—	—	—	808

Total	$29,546	$27,950	$14,245	$176,926	$59	$4,672	$253,398

(1)	The Snyder office lease expires upon the cessation of production from the Diamond “M” area wells. The Andrews field office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(2)	Asset retirement obligations of oil and natural gas assets, excluding salvage value and accretion.
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

(44)

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

(45)

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

(46)

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

(47)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Consolidated Financial Statements and supplementary financial data are included in this Annual Report on Form 10-K/A beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We use disclosure controls and procedures to help ensure that information we are required to disclose in reports that we file with the Securities and Exchange Commission is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods specified by the SEC. As of the end of the period covered by this Annual Report on Form 10-K/A, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by Larry C. Oldham, our President and Chief Executive Officer (principal executive officer), and Steven D. Foster, our Chief Financial Officer (principal financial officer). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, our disclosure controls and procedures are effective for their intended purposes.
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

(48)

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
     Management assessed the effectiveness of Parallel’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of this assessment, management determined that Parallel’s internal control over financial reporting, as of December 31, 2006, was effective based on those criteria.
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

(49)

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
/s/ BDO Seidman, LLP
Houston, Texas
February 27, 2007
ITEM 9B. OTHER INFORMATION
          None.

(50)

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our Directors and executive officers at February 1, 2007 are as follows:

		Director
Name	Age	Since	Position with Company
Thomas R. Cambridge (1)	71	1985	Chairman of the Board of Directors
Larry C. Oldham (1)	53	1979	Director, President and Chief Executive Officer
Martin B. Oring (1)(2)(3)(4)	61	2001	Director
Ray M. Poage (1)(2)(3)(4)	59	2003	Director
Jeffrey G. Shrader (1)(2)(3)(4)	56	2001	Director
Donald E. Tiffin	49	—	Chief Operating Officer
Eric A. Bayley	58	—	Vice President of Corporate Engineering
John S. Rutherford	46	—	Vice President of Land and Administration
Steven D. Foster	51	—	Chief Financial Officer

(1)	Member of Hedging and Acquisitions Committee

(2)	Member of Compensation Committee

(3)	Member of Audit Committee

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

(51)

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

(52)

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
     The Audit Committee of the Board of Directors consists of three directors, all of whom have no financial or personal ties to Parallel (other than director compensation and equity ownership as described in this Annual Report on Form 10-K/A) and meet the Nasdaq standards for independence. The Board of Directors has determined that at least one member of the Audit Committee, Ray M. Poage, meets the criteria of an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K, and is independent for purposes of Nasdaq listing standards and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. Mr. Poage’s background and experience includes service as a partner of KPMG LLP where Mr. Poage participated extensively in accounting, auditing and tax matters related to the oil and natural gas business. The Audit Committee operates under a charter which can be viewed in our website on www.plll.com.
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
     The committee will consider candidates for Director suggested by stockholders. Stockholders wishing to suggest a candidate for Director should write to any one of the members of the committee at his address shown under Item 12 of this Annual Report on Form 10-K/A. Suggestions should include:
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

(53)

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
Code of Ethics
     The Board has adopted a code of ethics which applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all other financial officers and executives. You may review the code of ethics on our website at www.plll.com. A copy of our code of ethics has also been filed with the Securities and Exchange Commission and is incorporated by reference as an exhibit to this Annual Report on Form 10-K/A. We will provide without charge to each person, upon written or oral request, a copy of our code of ethics. Requests should be directed to:
Manager of Investor Relations
Parallel Petroleum Corporation
1004 N. Big Spring, Suite 400
Midland, Texas 79701
Telephone: (432) 684-3727
Stockholder Communications with Directors
     Parallel stockholders who want to communicate with any individual Director can write to that Director at his address shown under Item 12 of this Annual Report on Form 10-K/A.
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

(54)

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

(55)

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

(56)

•	change of control arrangements; and

•	limited perquisites and personal benefits provided by Parallel to our executive officers.
     To help give you a better understanding of the overall compensation picture of our executives, we have included the following table showing the elements of executive compensation we have used in the past and certain types of executive compensation that we have not used:

	Used by	Not Used by
Elements of Compensation	Parallel	Parallel
Base salaries	✓
Employment agreements		✓
Cash bonuses	✓
Stock awards		✓
Change of control/severence arrangements	✓
Defined benefit pension plan		✓
Defined contribution plan	✓
Stock options	✓
Tax gross-ups	✓
Employee stock purchase/ ownership plan		✓
Supplemental executive retirement plans/benefits		✓
Deferred compensation plan		✓
Incentive and retention plan	✓
Limited perquisites and personal benefits	✓
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

(57)

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
     In recent years, the practice of the Committee has been to complete our compensation evaluation and make compensation recommendations prior to the end of each year. This year, however, and partly because of the SEC’s new executive compensation disclosure rules, we approached our review and evaluation differently, giving additional emphasis to the processes we used in reviewing and evaluating compensation, as described under

(58)

“Compensation Committee Report” on page 65. As a result, and as described below, the Committee recommended minimal cash bonuses in December 2006 and also awarded final cash bonuses and increases in base salaries in February 2007.
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
Base Salaries
     Salary levels are based on factors including individual and company performance, level and scope of responsibility and competitive salary levels within the industry. We do not give specific weights to these factors. The Committee determines base salary levels by reviewing comparative salary data gathered by our CEO and CFO and by the Committee’s consultant, and by reviewing publicly available information such as proxy statements filed by other exploration and production companies with similar market capitalizations. As the focal point for determining base salaries, we targeted the median to the 75th percentile range of salaries and cash bonuses for executive officers of a fifteen company peer group. The peer group consisted of Edge Petroleum Corporation, PetroQuest Energy, Inc., Brigham Exploration Company, Vaalco Energy, Inc., Carrizo Oil & Gas, Inc., PrimeEnergy Corporation, Goodrich Petroleum Corporation, The Exploration Company of Delaware, Inc., Barnwell Industries, Inc., Abraxas Petroleum Corporation, Harken Energy Corporation, Panhandle Royalty Company, Warren Resources, Inc., Toreador Resources Corporation and Ivanhoe Energy Inc. This peer group was selected based primarily on total revenues and market capitalization. Base salaries for each executive are reviewed individually on an annual basis. Salary adjustments are based on the individuals’ experience and background, the individual’s performance during the prior year, the general movement of salaries in the marketplace, our financial position and the recommendations of our chief executive officer. As a result of these factors, an executive’s base salary may be above or below the base salaries of executives in other oil and gas exploration and production companies at any point in time. Upon completion of the Committee’s review and evaluation, and based on the financial and operations results and the criteria for the salary determinations, our named executive officers received the following increases in their annual base salaries:

Mr. Oldham	—	from	$300,000	to	$330,000
Mr. Tiffin	—	from	$250,000	to	$275,000
Mr. Rutherford	—	from	$160,000	to	$175,000
Mr. Foster	—	from	$175,000	to	$190,000
Mr. Bayley	—	from	$160,000	to	$175,000
Mr. Cambridge	—	from	$135,000	to	$145,000
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

(59)

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

(60)

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
     Other Compensation
     Our executive officers participate in a 401(k) retirement and savings plan on the same basis as other employees. Parallel “matches” certain employee contributions to its 401(k) retirement plan with cash contributions. Company matching amounts for the named executive officers are included under the caption “All Other Compensation” in the Summary Compensation Table on page 66.
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

(61)

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
     Stock Option Plans
     As described in more detail under the caption “Change of Control Arrangements” on page 69, the Compensation Committee may adjust the stock options held by our executives upon the occurrence of a change of control. With this authority, the Compensation Committee may in its discretion elect to accelerate the vesting of any stock options that were not fully vested at the time of a change of control. In addition, under some of our stock option plans, acceleration of vesting schedules will automatically occur. In the “Outstanding Equity Awards at Fiscal Year-End” table on page 68, you can see the stock options currently held by our executives and the exercise prices for each of these options. Mr. Oldham, our Chief Executive Officer, is the only executive officer that has a stock option that had not fully vested as of December 31, 2006. As described in the “Outstanding Equity Awards at Fiscal Year-End” table, Mr. Oldham holds a stock option to purchase a total of 37,500 shares of common stock which remained unvested at December 31, 2006. If a change of control had occurred on December 31, 2006, a total of 37,500 shares would have automatically vested on that date.
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

(62)

     Incentive and Retention Plan
     In 2002 and before, long-term incentives were made up of stock options. In 2004, upon recommendation of the Committee, we adopted the Incentive and Retention Plan described in more detail on page 70 of this Annual Report on Form 10-K/A. Generally, this plan authorizes the Committee to grant executive officers awards in the form of “base shares,” with one base share being equated to one share of our common stock. The value of base shares fluctuates directly with changes in the price of Parallel’s stock which we believe more closely ties the interests of our executives directly to those of stockholders. The base shares are paid out only upon a corporate transaction or a change of control as further described below and on page 71. Payouts, when triggered, are to be paid in cash. The Committee will determine the total number of base shares to grant each executive officer by using individual performance, level of responsibility, experience and the extent to which each executive officer may have contributed to the occurrence of a triggering event under the plan, as well as the outcome of the event. All of our other employees and consultants are also eligible to participate in this plan.
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

(63)

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

(64)

     Our executives also participate in Parallel’s other benefit plans on the same terms as other employees. These plans include medical and dental insurance, and life insurance. All employees, including our executives, age fifty or over are also eligible to participate in an extended health care coverage plan that we maintain. We do not have charitable gift matching or discounts on products.
     The types and amounts of perquisites we provide to our executives are included in the “All Other Compensation” column of the Summary Compensation Table on page 66 of this Annual Report on Form 10-K/A.
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
     Based on its review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the year ended December 31, 2006 and in our proxy statement for the 2007 annual meeting of stockholders.

Members of the Compensation Committee

Jeffrey G. Shrader (Chairman)
Martin B. Oring
Ray M. Poage

(65)

Summary of Annual Compensation
     The table below shows a summary of the types and amounts of compensation paid for 2006 to Mr. Cambridge, our Chairman of the Board, and to Mr. Oldham, our President and Chief Executive Officer. The table also includes a summary of the types and amounts of compensation paid to our other four executive officers for the year ended December 31, 2006.
Summary Compensation Table

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i) (1)		(j)
L. C. Oldham	2006	$300,000	$185,000	0	16,683 (2)	0	0	$51,090	(3)	$552,773
President , Chief Executive Officer and Director

D. E. Tiffin	2006	$250,000	$147,500	0	0	0	0	$43,247	(4)	$440,747
Chief Operating Officer

E. A. Bayley	2006	$160,000	$60,000	0	0	0	0	$39,321	(5)	$259,321
Vice President of Corporate Engineering

J. S. Rutherford	2006	$160,000	$60,000	0	0	0	0	$38,174	(6)	$258,174
Vice President of Land and Administration

S. D. Foster	2006	$175,000	$60,000	0	0	0	0	$45,547	(7)	$280,547
Chief Financial Officer

T. R. Cambridge	2006	$135,000	$60,000	0	0	0	0	$5,152		$200,152
Chairman of the Board

(1)	This column includes the incremental cost of perquisites and personal benefits received by the named executive officers. We have included in this column the incremental cost of all perquisites and personal benefits for each named executive officer and as identified in the following table:

(66)

		Mr.	Mr.	Mr.	Mr.	Mr.	Mr.
		Oldham	Tiffin	Rutherford	Foster	Bayley	Cambridge
Personal use of club memberships(a)	2006	$—	$—	$3,376	$3,652	$—	$—
Personal use of company car(b)	2006	$1,723	$—	$1,179	$—	$8,401	$—
Car allowance	2006	$—	$6,000	$—	$6,000	$—	$—
Personal use of office space(c)	2006	$2,366	$—	$—	$—	$—	$—
CEO life insurance(d)	2006	$3,793	$—	$—	$—	$—	$—
Personal use of charter aircraft	2006	(e)	(e)	(e)	$—	$—	$—
Tax “gross up”(f)	2006	$3,629	$1,687	$3,697	$3,559	$3,836	$5,152

(a)	The value of personal use of club memberships represents that portion of annual club dues determined by multiplying the total annual club dues by a fraction equal to expenses for personal use divided by total business and personal expenses. All employees pay or reimburse us for their personal expenses.

(b)	Personal use of a company car is based on the sum of the fair lease value of the car, maintenance expense and gas expense, multiplied by a fraction, the numerator of which is the number of miles driven for personal use and the denominator of which is the total number of miles driven in fiscal 2006.

(c)	Includes personal use of office space by Mr. Oldham’s wife for charitable, civic and personal activities. The value has been determined by multiplying the number of square feet in the office by the cost per square foot paid by Parallel under its lease agreement covering its executive offices.

(d)	We provide a $100,000 whole life insurance policy for Mr. Oldham and pay the premiums for maintaining the policy in force.

(e)	From time to time, the executive’s spouse will accompany the executive on business trips when there is an unoccupied seat on the aircraft. However, there is no aggregate incremental cost to us.

(f)	The tax “gross up” payments for each named executive officer were made in connection with cash bonuses in the amount of $10,000 that were awarded to each named executive officer on December 6, 2006.
(2)	This value is what is also included in our Consolidated Financial Statements in accordance with FAS 123(R). This option to purchase 37,500 shares of common stock was granted to Mr. Oldham on June 20, 2001 at an exercise price of $4.97 per share, and is exercisable in increments of 7,500 shares on the first day of January of each year. There were no stock option awards to Mr. Oldham in 2006. For a discussion of valuation assumptions, see Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K/A.
(3)	Such amount includes Parallel’s 2006 contribution in the amount of $18,000 to Mr. Oldham’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $21,579 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $11,511 representing the total value of all perquisites and personal benefits provided to Mr. Oldham as described in footnote 1.
(4)	Such amount includes Parallel’s 2006 contribution in the amount of $15,000 to Mr. Tiffin’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $20,560 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $7,687 representing the total value of all perquisites and personal benefits provided to Mr. Tiffin as described in footnote 1.
(5)	Such amount includes Parallel’s 2006 contribution in the amount of $9,600 to Mr. Bayley’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $17,484 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $12,237 representing the total value of all perquisites and personal benefits provided to Mr. Bayley as described in footnote 1.
(6)	Such amount includes Parallel’s 2006 contribution in the amount of $9,600 to Mr. Rutherford’s individual retirement account maintained under the 401(k) plan; insurance premiums in the amount of $20,322 for nondiscriminatory group life, medical, disability and dental insurance; and $8,252 representing the total value of all perquisites and personal benefits provided to Mr. Rutherford as described in footnote 1.
(7)	Such amount includes Parallel’s 2006 contribution in the amount of $10,500 to Mr. Foster’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $21,836 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $13,211 representing the total value of all perquisites and personal benefits provided to Mr. Foster as described in footnote 1.

(67)

Stock Options
     We use stock options as part of the overall compensation of directors, officers and employees. However, we did not grant any stock options in 2006 to any of the executive officers named in the Summary Compensation Table. Summary descriptions of our stock option plans are included in this Annual Report on Form 10-K/A, beginning on page 76 so you can review the types of options we have granted in the past and the significant features of our stock options.
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

(68)

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

(69)

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

(70)

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
     All members of Parallel’s “executive group” are participants in the plan. For purposes of the plan, the “executive group” includes Messrs. Cambridge, Oldham, Tiffin, Foster, Rutherford and Bayley and any other officer employee of Parallel selected by the Compensation Committee in its sole discretion. In addition, the Committee may designate other non-officer employees of Parallel and consultants to Parallel as participants in the plan who will also be eligible to receive a performance bonus upon the occurrence of a corporate transaction or a retention payment upon the occurrence of a change of control.
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

(71)

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

(72)

Compensation of Directors
     In the table below, we show certain information about the compensation paid to our non-employee Directors during 2006.

	2006 Director Compensation
					Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d) (2)	(e)	(f)	(g)	(h)
D.E. Chitwood	34,000	29,620	143,160	0	0	0	206,780
M.B. Oring	42,250	29,620	143,160	0	0	0	215,030
R.M. Poage	40,625	29,620	143,160	0	0	0	213,405
J.G. Shrader	29,500	29,620	143,160	0	0	0	202,280

(1)	On the first day of July of each year, beginning July 1, 2004, our non-employee directors are automatically granted shares of common stock having a value of $25,000. The actual number of shares granted is determined by dividing $25,000 by the average daily closing price of the common stock for ten consecutive trading days commencing fifteen trading days before the first day of July of each year. Under this plan, each of Messrs. Chitwood, Oring, Poage and Shrader have been granted a total of 9,295 shares of common stock since inception of the plan, which includes 1,174 shares granted to each of them on the July 1, 2006 grant date. For the July 1, 2006 grant, the 1,174 shares were calculated by dividing $25,000 by $21.294, the ten trading day average closing price of the stock, beginning on June 12, 2006. Since July 1, 2006 was not a business day, the amount set forth in this column is based on the closing price of our common stock on July 3, 2006, the first business day following the grant date. The amounts set forth in this column represent the dollar amount we recognized for financial statement reporting purposes with respect to 2006 in accordance with FAS 123R and also represents the aggregate grant date fair value computed in accordance with FAS 123R.

(2)	On August 23, 2005, each of our non-employee Directors was granted a nonqualified stock option to purchase 50,000 shares of common stock at an exercised price of $12.27 per share. The options are exercisable in five equal annual installments beginning August 23, 2006. This value is what is also included in our Consolidated Financial Statements in accordance with FAS 123(R). For a discussion of valuation assumptions, see Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K/A.

(73)

     In the table below, we show certain information about the outstanding stock options held by our non-employee Directors during 2006.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan
									Plan	Awards:
			Equity						Awards:	Market or
			Incentive						Number	Payout
			Plan					Market	of	Value of
			Awards:				Number	Value	Unearned	Unearned
	Number	Number	Number				of Shares	of Shares	Shares,	Shares,
	of	of	of				or	or Units	Units or	Units or
	Securities	Securities	Securities				Units of	of	Other	Other
	Underlying	Underlying	Underlying				Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option			That Have	That Have	That Have	That Have
	Options	Options	Unearned	Exercise	Option		Not	Not	Not	Not
	(#)	(#)	Options	Price	Expiration		Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date		(#)	($)	(#)	($)
(a)	(b)	(c) (1)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
D. E. Chitwood	25,000	0	0	4.58	05-02-11	(2)	0	0	0	0
	25,000	0	0	4.97	06-21-11	(2)	0	0	0	0
	50,000	0	0	2.80	12-18-12	(2)	0	0	0	0
	10,000	40,000	0	12.27	08-23-15	(2)	0	0	0	0

M. B. Oring	5,000	0	0	4.58	05-02-11		0	0	0	0
	25,000	0	0	4.97	06-21-11		0	0	0	0
	50,000	0	0	2.80	12-18-12		0	0	0	0
	20,000	0	0	4.61	05-07-11		0	0	0	0
	10,000	15,000	0	12.27	08-23-15		0	0	0	0
	—	25,000	0	12.27	08-23-15		0	0	0	0

R. M. Poage	50,000	0	0	2.61	04-28-13		0	0	0	0
	10,000	40,000	0	12.27	08-23-15

J. G. Shrader	10,000	40,000	0	12.27	08-23-15		0	0	0	0

(1)	The nonqualified stock options included in this column are exercisable with respect to 10,000 shares on August 23, 2007, and an additional 10,000 shares become exercisable on the twenty-third day of August in each of the years 2008 through 2010.

(2)	As a result of Mr. Chitwood’s resignation from the Board of Directors on January 24, 2007, this option is scheduled to expire on April 24, 2007, except in the case of Mr. Chitwood’s death prior to that time in which event the option will expire one year from date of death.

(74)

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

(75)

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

(76)

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

(77)

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

(78)

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
     Each employee is eligible to participate in the plan as of the date of his or her employment. An employee may elect to have his or her compensation reduced by a specific percentage or dollar amount and have that amount contributed to the plan as a salary deferred contribution. A plan participant’s aggregate salary deferred contributions for a plan year may not exceed certain statutory dollar limits, which for 2006 was $15,000. In addition to the annual salary deferral limit, employees who reach age 50 or older during a calendar year can elect to take advantage of a catch-up salary deferral contribution which, for 2006, was $5,000.The amount deferred by a plan participant, and any earnings on that amount, are not subject to income tax until actually distributed to the participant.
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

(79)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The table below shows information as of February 15, 2007 about the beneficial ownership of common stock by: (1) each person known by us to own beneficially more than five percent of our outstanding common stock; (2) the executive officers named in the Summary Compensation Table on page 66; (3) each director of Parallel; and (4) all of our executive officers and directors as a group.

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

(80)

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
Equity Compensation Plans
     At December 31, 2006, a total of 1,394,820 shares of common stock were authorized for issuance under our equity compensation plans. In the table below, we describe certain information about these shares and the equity compensation plans which provide for their authorization and issuance. You can find additional information about our stock grant and stock option plans beginning on page 75.

(81)

Equity Compensation Plan Information

			(c)
			Number of securities
			remaining available for
	(a)	(b)	future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation
	issued upon exercise of	price of outstanding	plans (excluding
	outstanding options,	options, warrants and	securities reflected in
Plan category	warrants and rights	rights	column (a))
Equity compensation plans approved by security holders	998,500 (1)	$5.48	96,320 (2)
Equity compensation plans not approved by security holders	300,000 (3)	$4.64	—
Total	1,298,500	$5.29	96,320

(1)	Includes the following plans: 1992 Stock Option Plan; 1997 Nonemployee Directors Stock Option Plan; 1998 Stock Option Plan; and 2001 Non-employee Directors Stock Option Plan.

(2)	Includes 78,820 shares available for future grant under the 2004 Non-Employee Director Stock Grant Plan and 17,500 shares available for future stock option grants under the 1997 Non-Employee Directors Stock Option Plan.

(3)	These shares include an aggregate of 200,000 shares of common stock underlying stock options granted on June 20, 2001 to non-officer employees pursuant to Parallel’s Employee Stock Option Plan. The Employee Stock Option Plan is the only equity compensation plan in effect that was adopted without approval of our stockholders. Directors and officers of Parallel are not eligible to participate in this plan. A description of the material features of this plan can be found under the caption “Employee Stock Option Plan” on page 78. The total number of shares shown also includes 100,000 shares of common stock underlying a stock purchase warrant we issued to an investment banking firm in December 2003. These warrants were issued under a financial advisory services agreement with the investment banking firm, and not under employee or director compensation plans. The warrants are exercisable, in whole or in part, at an exercise price equal to $3.98 per share and are exercisable at any time during the four-year period commencing on December 23, 2004. All of the warrants contain customary provisions providing for adjustment of the exercise price and the number and type of securities issuable upon exercise of the warrants if any one or more of certain specified events occur. The warrants also grant to the holder certain registration rights for the securities issuable upon exercise of the warrants.
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

(82)

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

(83)

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

(84)

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
     In the above table, “audit fees” are fees we paid for professional services for the audit of our Consolidated Financial Statements included in our Annual Report on Form 10-K/A and for the review of our Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements and fees for Sarbanes-Oxley 404 audit work. “Audit-related fees” are fees billed for assurance and related services in connection with acquisition transactions and related regulatory filings.
     We estimate that personnel other than full time permanent employees of BDO Seidman, LLP performed 30% of the total hours expended to audit our Consolidated Financial Statements.

(85)

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)(1) and (a)(2) Financial Statement and Financial Statement Schedules
For a list of Consolidated Financial Statements and Schedules, see “Index to the
Consolidated Financial Statements” on page F-1, and incorporated herein by reference.
(a)(3) Exhibits
See Item 15(b) below.
(b) Exhibits:
A list of exhibits to this Annual Report on Form 10-K/A is set forth below.

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit No. 3.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock – 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

(86)

No.	Description of Exhibit

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit No. 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit No. 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.7):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit No. 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit No. 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.8	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.9	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.10	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.11	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.12	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

(87)

No.	Description of Exhibit

10.13	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.15	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.16	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.17	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.18	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.19	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.21	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.22	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.23	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

(88)

No.	Description of Exhibit

10.24	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.25	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit No. 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*23.1	Consent of BDO Seidman, LLP

*23.2	Consent of Cawley Gillespie & Associates Inc. Independent Petroleum Engineers

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.

(89)

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
BDO Seidman, LLP
Houston, Texas
February 27, 2007

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
December 31, 2006 and 2005
(dollars in thousands)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$5,910	$6,418
Accounts receivable:
Oil and natural gas sales	18,605	13,183
Joint interest owners and other, net of allowance for doubtful account of $80 and $9	10,539	877
Affiliates	8	12

	29,152	14,072
Other current assets	2,863	2,364
Deferred tax asset	4,340	5,241

Total current assets	42,265	28,095

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $50,375 and $22,328 not subject to depletion)	501,405	303,819
Other	2,614	2,404

	504,019	306,223
Less accumulated depreciation, depletion and amortization	(115,513)	(90,826)

Net property and equipment	388,506	215,397

Restricted cash	325	2,640
Investment in pipelines and gathering system ventures	6,454	3,326
Other assets, net of accumulated amortization of $760 and $901	5,268	3,550

	$442,818	$253,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$36,171	$10,841
Asset retirement obligations	701	214
Derivative obligations	14,109	16,607

Total current liabilities	50,981	27,662

Revolving credit facility	115,000	50,000
Term loan	50,000	50,000
Asset retirement obligations	4,362	2,281
Derivative obligations	14,386	25,527
Deferred tax liability	24,307	8,036

Total long-term liabilities	208,055	135,844

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Preferred stock — 6% convertible preferred stock — par value of $0.10 per share, (liquidation preference of $10 per share) authorized, 10,000,000 shares	—	—
Common stock — par value $ 0.01 per share, authorized 60,000,000 shares, issued and outstanding 37,547,010 and 34,748,916	375	347
Additional paid-in capital	140,353	78,699
Retained earnings	43,054	16,899
Accumulated other comprehensive loss	—	(6,443)

Total stockholders’ equity	183,782	89,502

	$442,818	$253,008

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
( dollars in thousands)

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
Depletion is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit of production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by our geologists and engineers and require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in the methodology used by the Company in calculating the depletion of oil and gas properties under the full cost method during the three years ended December 31, 2006.
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

\

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

Commodity Price Sensitivity

Collars. Collars are contracts, which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on “ceiling” and “floor” pricing.

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

Prior to 2006, the Company had three separate partnership investments to construct pipeline systems which gather natural gas primarily on its leaseholds in the Barnett Shale area — West Fork Pipeline Company I, L.P., West Fork Pipeline Company II, L.P. and West Fork Pipeline Company V, L.P. These investments were recorded as an equity investment in the accompanying consolidated balance sheet.

In the fourth Quarter 2006, essentially all of the assets contained in West Fork Pipeline I and West Fork Pipeline V were sold. The Company received distributions of $16.0 million and $683,000, respectively, as a result of these asset sales. The total of these distributions of approximately $16.7 is reported in the accompanying statement of cash flows for 2006 in “Cash flows from operating activities” as “Return on investment in pipelines and gathering systems ventures” in the amount of $9.0 million representing the excess of distributions received over our cash investments in these ventures, and in “Cash flows from investing activities” as “Return of investment in pipelines and gathering systems ventures” in the amount of $7.7 million representing the return through distribution of our previous cash investments in the two joint ventures.
The Company has invested $328,000 in West Fork Pipeline II through 2006. West Fork Pipeline II is currently acquiring the necessary easements and permits to begin transmission of natural gas.

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
	( $ in thousands)
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

The Company awards both incentive stock options and nonqualified stock options to selected key employees, officers, and directors. The options are awarded at an exercise price equal to the closing price of the Com pany’s common stock on the date of grant. These options vest over a period of two to ten years with a ten-year exercise period. As of December 31, 2006, options expire beginning in 2007 and extending through 2015. Options to purchase a total of 17,500 shares of common stock remain available for grant.

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

On October 5, 2000, the board of directors adopted a Stockholder Rights Plan (the “Plan”) and declared a dividend of one Stock Right for each outstanding share of the Company’s common stock. Generally, the Plan is designed to protect the Company from unfair or coercive takeover attempts, prevent a potential acquiror from gaining control of the Company without fairly compensating all of the Company’s stockholders, and encourage third parties that may have an interest in acquiring the Company to negotiate with the Company’s board of directors. In particular, the Plan is intended to (i) reduce the risk of coercive or partial tender offers that may not offer fair value to all stockholders; (ii) deter purchasers who through open market or private purchase may attempt to achieve a position of substantial influence or control over the Company without paying a fair control premium to selling or remaining stockholders; and (iii) preserve the board of directors’ bargaining power and flexibility to deal with acquirors and otherwise to seek to maximize value for all stockholders. The Plan is intended to achieve these goals by confronting a potential acquiror of the Company’s common stock with the possibility that the Company or its stockholders will be able to substantially dilute the acquiror’s equity interest by using the Stock Rights to acquire additional Company common stock, or in certain cases stock of the acquiror, at a 50% discount.

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

At issuance, the Stock Rights had no determinable value and, therefore, no accounting entry was required. The Stock Rights have not had, nor do we anticipate that the Stock Rights will have, an effect on our results of operations.

(d)	Non-Employee Director Stock Grant Plan

Effective July 1, 2004, the Company began paying an annual retainer fee to each non-employee Director in the form of shares of the Company’s common stock. Under the 2004 Non-Employee Director Stock Grant Plan, each non-employee Director is entitled to receive an annual retainer fee in the form of shares of common stock having a value of $25,000. The shares of stock are automatically granted on the first day of July in each year. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Stock Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year. On July 1, 2006, and in accordance with the terms of the plan, the Company issued a total of 4,696 shares of common stock to four non-employee Directors as follows: Jeffrey G. Shrader – 1,174 shares; Dewayne E. Chitwood – 1,174 shares; Martin B. Oring – 1,174 shares; and Ray M. Poage – 1,174 shares. On July 1, 2005, and in accordance with the terms of the plan, the Company issued a total of 11,596 shares of common stock to four non-employee Directors as follows: Jeffrey G. Shrader – 2,899 shares; Dewayne E. Chitwood – 2,899 shares; Martin B. Oring – 2,899 shares; and Ray M. Poage – 2,899 shares. The Company has 78,820 remaining shares of common stock available to issue to directors under this arrangement.
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

In this suit, the plaintiff alleged breach of fiduciary duty, fraud and conspiracy to defraud, breach of contract, constructive trust, suit to remove cloud from title, declaratory judgment, alter ego, tortious interference with contract and statutory fraud and sought recovery of an unspecified amount of actual damages, special damages, consequential damages, exemplary damages, attorneys’ fees, pre-judgment and post-judgment interest and costs. Generally, the plaintiff alleged that it owned a 5.5% overriding royalty interest in certain oil and natural gas properties including the “Square Top LP” and the “West Fork LP” leases located in Tarrant County, Texas. The plaintiff alleged that the defendants (other than Dale Resources and Parallel) wrongfully and intentionally allowed these original oil and natural gas leases to terminate; causing the termination of plaintiff’s overriding royalty interest in each lease. The plaintiff further alleged that the defendants (other than Dale Resources and Parallel) failed to drill wells necessary to maintain the original leases in force and that after the original leases were allowed to terminate, the defendants (other than Dale Resources and Parallel) then acquired new oil and natural gas leases covering these same oil and natural gas properties, which were subsequently assigned to Dale Resources. Thereafter, Dale Resources allegedly assigned a portion of these new leases to Parallel.

In addition to seeking unspecified monetary damages, the plaintiff also sought to impose a constructive trust for its benefit on the new oil and natural gas leases and sought a judicial declaration that either (1) the plaintiff was the owner of an overriding royalty interest in the new leases or that (2) the original leases and plaintiff’s interest in the original leases were still in effect. The plaintiff also claimed that the new leases constitute a cloud on plaintiff’s title and sought to have that cloud removed. If the plaintiff was awarded an interest in the new leases, then Parallel could have become liable for the payment to plaintiff of the portion of production proceeds attributable to plaintiff’s interest received by Parallel. On the other hand, if the plaintiff had prevailed on its claim that the original leases were still in effect, Parallel’s interest in the new leases could have become subject to forfeiture. Based on the information known to date, Parallel did not established a reserve for this matter. On February 27, 2007, an Order of Dismissal was entered by the Court dismissing us from all causes of action asserted by the plaintiff.
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

A summary of changes in reserve balances is presented below:

	Total proved		Proved developed
	BBL	MCF	BBL	MCF
	(in thousands)
Reserves as of December 31, 2003	12,084	16,271	8,944	12,066
Purchase of reserves in place	4,982	1,432	3,057	733
Sale of reserves in place	(18)	(468)	(18)	(468)
Extensions and discoveries	1,159	4,662	338	3,840
Revisions of previous estimates	1,438	(2,382)	1,618	(323)
Production	(729)	(2,690)	(729)	(2,690)

Reserves as of December 31, 2004	18,916	16,825	13,210	13,158
Purchase of reserves in place	2,299	456	619	122
Sale of reserves in place	(14)	(205)	(14)	(205)
Extensions and discoveries	944	13,106	69	8,502
Revisions of previous estimates	(30)	(1,353)	653	(739)
Production	(923)	(3,592)	(923)	(3,592)

Reserves as of December 31, 2005	21,192	25,237	13,614	17,246
Purchase of reserves in place	3,270	4,355	915	2,255
Extensions and discoveries	8,182	38,159	699	9,885
Revisions of previous estimates	(2,786)	(2,316)	841	5,894
Production	(1,137)	6,539)	(1,137)	(6,539)

Reserves as of December 31, 2006	28,721	58,896	14,932	28,741

During 2006 and 2005, the Company recorded significant extensions and discoveries resulting from its 2006 drilling program. Discoveries in the Company’s Barnett Shale resource gas project in both 2005 and 2006 along with discoveries in the Company’s New Mexico project in 2006 were the primary extensions and discoveries of natural gas. Discoveries in the Carm-Ann and Harris fields of west Texas are the primary extensions and discoveries of oil in 2006.

The Company experienced downward revisions in estimated proved natural gas reserves in each year during the three year period ended December 31, 2006. These revisions were primarily associated with downward revisions in the estimated number of proved undeveloped locations expected to be drilled in the Page field of west Texas due to re-allocation of available capital to other projects. In addition, the price of natural gas decreased from $8.68 at December 31, 2005 to $5.65 at December 31, 2006, resulting in additional downward revisions of natural gas reserve estimates in 2006. In 2006, the Company also recorded downward revisions in the volumes of oil reserves, primarily as a result of a revision in the number of proved undeveloped drilling locations in the Fullerton field of west Texas.
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
Our estimated future production costs average approximately $15.73 per BOE as of December 31, 2006 as compared to our average lifting or production costs for the year ended December 31, 2006 of approximately $10.06 per BOE. Oil properties, generally, have higher operating costs than natural gas properties because of utilities and maintenance associated with artificial lift systems. In 2006, the ratio of our oil to natural gas production on a BOE basis was approximately 1:1, however, this ratio for our estimated future production as reflected in our total proved reserves at the end of 2006 was approximately 3:1. Consequently, average production costs per BOE for estimated future production that is expected to be more heavily weighted toward oil are estimated to be substantially higher than our current average production or lifting cost levels.

(17) Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
	($ in thousands, except per share data)
2006
Oil and gas revenues	$20,543	$26,342	$26,211	$23,929
Total costs and expenses	11,102	13,962	16,686	14,856

Operating income	9,441	12,380	9,525	9,073

Net income	$1,611	$2,464	$10,996	$11,084	(1)

Net income available to common stockholders	$1,611	$2,464	$10,996	$11,084	(1)

Net income per common share — basic	$0.05	$0.07	$0.30	$0.30	(1)

Net income per common share — diluted	$0.05	$0.07	$0.30	$0.29	(1)

2005
Oil and gas revenues	$10,414	$12,263	$21,837	$21,636
Total costs and expenses	7,048	7,060	8,836	9,861

Operating income	3,366	5,203	13,001	11,775

Net income (loss)	$(10,704)	$(1,246)	$1,989	$8,372

Net income (loss) available to common stockholders	$(10,847)	$(1,374)	$1,989	$8,372

Net income per share:
Net income (loss) per common share — basic	$(0.38)	$(0.04)	$0.06	$0.24

Net income (loss) per common share — diluted	$(0.38)	$(0.04)	$0.06	$0.24

(1)	2006 results include $9.0 million of equity in income of pipeline and gathering systems representing the Company’s share of net gain on sale of certain pipeline assets. See Note 7.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION
July 11, 2007	By:	/s/ Larry C. Oldham
Larry C. Oldham
President and Chief Executive Officer

July 11, 2007	By:	/s/ Steven D. Foster
Steven D. Foster
Chief Financial Officer

S-1

INDEX TO EXHIBITS
(a) Exhibits

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit No. 3.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock – 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit No. 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit No. 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.7):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

No.	Description of Exhibit

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit No. 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit No. 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.8	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.9	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.10	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.11	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.12	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.13	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.15	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.16	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.17	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.18	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

No.	Description of Exhibit

10.19	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.21	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.22	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.23	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.24	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.25	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit No. 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*23.1	Consent of BDO Seidman, LLP

*23.2	Consent of Cawley Gillespie & Associates, Inc. Independent Petroleum Engineers

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.