Form 10-Q
period 2007-06-30
PARALLEL PETROLEUM CORP
filed 2007-08-08
CIK 750561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 3, 2007, 37,897,923 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

(i)

PART I. – FINANCIAL INFORMATION
ITEM I. Financial Statements
PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
(dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,515	$5,910
Accounts receivable:
Oil and natural gas sales	17,628	18,605
Joint interest owners and other, net of allowance for doubtful account of $50	4,127	7,209
Affiliates and joint ventures	1,538	3,338

	23,293	29,152
Other current assets	2,298	2,863
Deferred tax asset	5,423	4,340

Total current assets	36,529	42,265

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $69,203 and $50,375 not subject to depletion)	572,809	501,405
Other	2,771	2,614

	575,580	504,019
Less accumulated depreciation, depletion and amortization	(129,315)	(115,513)

Net property and equipment	446,265	388,506

Restricted cash	52	325
Investment in pipelines and gathering system ventures	8,708	6,454
Other assets, net of accumulated amortization of $1,401 and $760	2,724	5,268

	$494,278	$442,818

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$38,002	$36,171
Asset retirement obligations	686	701
Derivative obligations	17,022	14,109

Total current liabilities	55,710	50,981

Revolving credit facility	159,500	115,000
Term loan	50,000	50,000
Asset retirement obligations	4,156	4,362
Derivative obligations	9,137	14,386
Deferred tax liability	27,248	24,307

Total long-term liabilities	250,041	208,055

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 37,893,523 and 37,547,010	378	375
Additional paid-in capital	141,727	140,353
Retained earnings	46,422	43,054

Total stockholders’ equity	188,527	183,782

	$494,278	$442,818

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Oil and natural gas revenues:
Oil and natural gas sales	$27,354	$29,594	$50,470	$52,870
Loss on hedging	—	(3,252)	—	(5,985)

Total revenues	27,354	26,342	50,470	46,885

Cost and expenses:
Lease operating expense	5,576	3,741	9,975	7,316
Production taxes	1,194	1,468	2,248	2,578
Production tax refund	(1,209)	—	(1,209)	—
General and administrative	2,580	2,613	5,245	4,742
Depreciation, depletion and amortization	7,150	6,140	13,859	10,428

Total costs and expenses	15,291	13,962	30,118	25,064

Operating income	12,063	12,380	20,352	21,821

Other income (expense), net:
Loss on derivatives not classified as hedges	(2,170)	(5,493)	(6,605)	(10,207)
Gain on ineffective portion of hedges	—	52	—	195
Interest and other income	56	25	108	93
Interest expense	(4,312)	(3,158)	(8,020)	(5,599)
Other expense	21	(39)	(15)	(68)
Equity in loss of pipelines and gathering system ventures	(289)	(10)	(594)	(29)

Total other income (expense), net	(6,694)	(8,623)	(15,126)	(15,615)

Income before income taxes	5,369	3,757	5,226	6,206
Income tax expense, deferred	(1,905)	(1,293)	(1,858)	(2,131)

Net income	$3,464	$2,464	$3,368	$4,075

Net income per common share:
Basic	$0.09	$0.07	$0.09	$0.12

Diluted	$0.09	$0.07	$0.09	$0.11

Weighted average common shares outstanding:
Basic	37,786	34,940	37,667	34,896

Diluted	38,769	35,638	38,763	35,572

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(unaudited)
(dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$3,368	$4,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,859	10,428
Accretion of asset retirement obligation	164	101
Deferred income tax	1,858	2,131
Loss on derivatives not classified as hedges	6,605	10,207
Gain on ineffective portion of hedges	—	(195)
Stock option expense	59	292
Equity in loss of pipelines and gathering system ventures	594	29
Bad debt expense	(30)	—

Changes in assets and liabilities:
Other assets, net	(88)	718
Restricted cash	273	—
Decrease (increase) in accounts receivable	5,889	(2,696)
Decrease (increase) in other current assets	293	(457)
Increase in accounts payable and accrued liabilities	1,831	15,508
Federal tax deposit	—	(40)

Net cash provided by operating activities	34,675	40,101

Cash flows from investing activities:
Additions to oil and natural gas properties	(73,553)	(107,159)
Use of restricted cash for acquisition of oil and natural gas properties	—	2,366
Proceeds from disposition of oil and natural gas properties	1,764	41
Additions to other property and equipment	(214)	(784)
Settlements on derivative instruments	(5,862)	(2,651)
Investment in pipelines and gathering system ventures	(2,848)	(6,209)

Net cash used in investing activities	(80,713)	(114,396)

Cash flows from financing activities:
Borrowings from bank line of credit	46,000	73,500
Payments on bank line of credit	(1,500)	—
Deferred financing cost	(175)	(56)
Proceeds from exercise of stock options	1,318	766

Net cash provided by financing activities	45,643	74,210

Net decrease in cash and cash equivalents	(395)	(85)

Cash and cash equivalents at beginning of period	5,910	6,418

Cash and cash equivalents at end of period	$5,515	$6,333

Non-cash financing and investing activities:
Oil and natural gas properties asset retirement obligations	$(385)	$1,825
Non-cash exchange of oil and natural gas properties
Properties received in exchange	$6,463	$—
Properties delivered in exchange	$(5,495)	$—
Other transactions:
Interest paid	$8,474	$5,026
The accompany notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$3,464	$2,464	$3,368	$4,075

Other comprehensive loss:
Unrealized losses on derivatives	—	(1,084)	—	(2,384)
Reclassification adjustments for losses on derivatives included in net income	—	3,230	—	5,951

Change in fair value of derivatives	—	2,146	—	3,567
Income tax expense	—	(730)	—	(1,213)

Total other comprehensive income	—	1,416	—	2,354

Total comprehensive income	$3,464	$3,880	$3,368	$6,429

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
     Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
     Unless otherwise indicated or unless the context otherwise requires, all references to “Parallel”, “we”, “us”, and “our” are to Parallel Petroleum Corporation and its consolidated subsidiaries, Parallel L.P. and Parallel, L.L.C.
     On July 12, 2007, our subsidiaries, Parallel L.P. and Parallel L.L.C., were merged with and into Parallel Petroleum Corporation.
NOTE 2. STOCKHOLDERS’ EQUITY
     Options
     Parallel accounts for stock based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)).
     For the six months ended June 30, 2007 and 2006, Parallel recognized compensation expense of approximately $59,000 and $292,000, respectively, with a tax benefit of approximately $20,000 and $99,000, respectively, associated with our stock option grants. During the second quarter of 2007, we

(5)

revised our estimate of expected forfeitures of stock options granted to directors due to the resignation of a director and the subsequent forfeiture of 40,000 stock options held by him. As a result, we revised our estimate of the grant date fair value of shares expected to ultimately vest under our stock option plan by approximately $283,000. As a consequence, general and administrative expenses during the three months ended June 30, 2007 were reduced by approximately $154,000 which includes a cumulative adjustment for amounts previously expensed associated with options estimated to be forfeited or surrendered.
     During the second quarter of 2006, Parallel determined that during 2003 approximately 30,000 options were awarded which were not available for issue under existing stock option plans. In June 2006, the Board of Directors approved a plan whereby these excess options were repurchased by Parallel for cash totaling approximately $511,000. This amount was charged to expense during the second quarter of 2006.
     The following table presents future stock-based compensation expense expected to be recognized over the vesting period of:

(in thousands)
Third quarter 2007	$101
Fourth quarter 2007	86
2008	228
2009 through 2011	122

Total	$537

     Non-vested options outstanding were 167,500 as of June 30, 2007. During the six months ended June 30, 2007, options to purchase 17,500 shares of common stock were granted to one individual, options to purchase 305,000 shares of common stock were exercised and 40,000 options were forfeited; however, no options expired.
     The fair value of each option award is estimated on the date of grant. The fair values of stock options granted prior to and remaining outstanding at June 30, 2007 and that had option shares subject to future vesting at that date were determined using the Black-Scholes option valuation method and the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock. The expected term of the options granted used in the model represent the period of time that options granted are expected to be outstanding.

	2007	2005	2001
Expected volatility	52.52%	54.20%	57.95%
Expected dividends	0.00	0.00	0.00
Expected term (in years)	6	7	8
Risk-free rate	4.89%	4.20%	5.05%

(6)

     A summary of the option activity as of June 30, 2007 is presented below:

			Weighted
			Average
			Remaining
		Weighted Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding December 31, 2006	1,199	$5.40
Granted	17	$22.89
Exercised	(305)	$4.32
Forfeited	(40)	$12.27

Outstanding June 30, 2007	871	$5.81	5.3	$14,012

Exercisable at June 30, 2007	704	$4.32	4.4	$12,366

(in thousands)
Intrinsic Value of Options Exercised Six Months Ended June 30, 2007	$5,637
Intrinsic Value of Options Exercised Six Months Ended June 30, 2006	$2,855

Fair Market Value of Options Granted Six Months Ended June 30, 2007	$218
Fair Market Value of Options Granted Six Months Ended June 30, 2006	$—
     We have outstanding stock options granted under five separate plans. Options expire 10 years from the date of grant and become exercisable at rates ranging from 10% each year up to 50% each year. The exercise price cannot be less than the fair market value per share of common stock on the date of grant.
NOTE 3. CREDIT FACILITIES
     In the past, we have maintained two separate credit facilities. One of these credit facilities is our Third Amended and Restated Credit Agreement, as amended (or “Revolving Credit Agreement”), with a group of bank lenders which at June 30, 2007, provided us with a revolving line of credit having a “borrowing base” limitation of $190.0 million. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At June 30, 2007, the principal amount outstanding under our revolving credit facility was $159.5 million, excluding $445,000 reserved for our letters of credit. Our second credit facility was a five year term loan facility provided to us under a Second Lien Term Loan Agreement, or the “Second Lien Agreement”, with a group of banks and other lenders. At June 30, 2007, our term loan under this facility was fully funded in the principal amount of $50.0 million, which was outstanding on that same date.
     As described below, in connection with our recent senior notes offering we entered into a Third Amendment to our Revolving Credit Agreement and paid off and terminated our Second Lien Agreement.
     Revolving Credit Facility
     Our Revolving Credit Agreement allows us to borrow, repay and reborrow amounts available under the revolving credit facility. The amount of the borrowing base is based primarily upon the estimated value of our oil and natural gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of our loans exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the outstanding principal of our loans in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.

(7)

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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At June 30, 2007, our weighted average base rate and LIBOR rate, plus the applicable margin, was 8.11% on $159.5 million, the outstanding principal amount of our revolving loan on that same date.
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
     As of June 30, 2007 we were in compliance with all of the covenants in our Revolving Credit Agreement.
     Second Lien Term Loan Facility
     Until July 31, 2007, we also had a $50.0 million term loan made available to us under our Second Lien Term Loan Agreement, or the “Second Lien Agreement”. Similar to our Revolving Credit Agreement, interest on loans made to us under this credit facility accrued, at our election, either at an alternate base rate or a rate designated in the Agreement as the “LIBO” rate. The alternate base rate was the greater of (a) the prime rate in effect on any day and (b) the “Federal Funds Effective Rate” in effect on such day plus 1/2 of 1%, plus a margin of 3.50% per annum.
     Upon completion of our senior notes offering, we paid off and terminated this facility, including interest payable, with $50.2 million of the net proceeds from the offering.
     The LIBO rate was generally equal to the sum of (a) a rate appearing in the Dow Jones Market Service for the applicable interest periods offered in one, two, three or six month periods and (b) an applicable margin rate per annum equal to 4.50%.

(8)

     Our producing oil and natural gas properties were also pledged to secure payment of our indebtedness under this facility, but the liens granted to the lender under the Second Lien Agreement were second and junior to the rights of the first lienholders under the Revolving Credit Agreement.
     At June 30, 2007, our LIBO interest rate, plus the applicable margin, was 9.875% on $50.0 million, the outstanding principal amount of our term loan on that same date.
     In the case of alternate base rate loans, interest was payable the last day of each March, June, September and December. In the case of LIBO loans, interest was payable on the last day of the interest period applicable to each tranche, but not to exceed intervals of three months.
     The Second Lien Agreement contained various restrictive covenants, including (i) maintenance of a maximum ratio of debt to earnings before interest, income taxes, depreciation, depletion and amortization, (ii) maintenance of a minimum ratio of oil and natural gas reserve value to debt, (iii) prohibition of payment of dividends, and (iv) restrictions on incurrence of additional debt. All outstanding principal and accrued and unpaid interest under the Second Lien Agreement was due and payable on November 15, 2010. The maturity date could be accelerated by the lenders upon the occurrence of an event of default under the Second Lien Agreement.
     As of June 30, 2007 we were in compliance with all of the covenants in our Second Lien Agreement.
     Interest accrued for the six months ended June 30, 2007, for both of our credit facilities, was approximately $8.4 million. Of this amount, approximately $345,000 was capitalized.
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
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the six month periods ended June 30, 2007 and 2006, overhead costs capitalized were approximately $725,000 and $854,000, respectively.

(9)

NOTE 6. DERIVATIVE INSTRUMENTS
General
     We enter into derivative contracts to provide a measure of stability in the cash flows associated with our oil and natural gas production and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and natural gas prices and to limit variability in our cash interest payments. Our line of credit agreement as of June 30, 2007, required us to maintain derivative financial instruments which limit our exposure to fluctuating commodity prices covering at least 50% of our estimated monthly production of oil and natural gas extending 24 months into the future.
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
Interest Rate Sensitivity
     We completed a fixed interest rate swap contract with BNP Paribas, based on the 90-day LIBOR rates at the time of the contract. This interest rate swap was treated as a cash flow hedge as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and was on $10.0 million of our variable rate debt for all of 2006. As of December 31, 2006 this interest rate swap had expired.
     We have employed additional fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. These contracts are accounted for by “mark to market” accounting as prescribed in SFAS 133. We view these contracts as additional protection against future interest rate volatility. As of June 30, 2007, the fair market value of these interest rate swaps was approximately $939,000.
     The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of June 30, 2007.

			Estimated
	Notional	Fixed	Fair
Period of Time	Amounts	Interest Rates	Market Value
	($ in millions)		($ in thousands)
July 1, 2007 thru December 31, 2007	$100	4.62%	$415
January 1, 2008 thru December 31, 2008	$100	4.86%	331
January 1, 2009 thru December 31, 2009	$50	5.06%	100
January 1, 2010 thru October 31, 2010	$50	5.15%	93

Total Fair Market Value			$939

(10)

Commodity Price Sensitivity
     All of our commodity derivatives are accounted for using “mark-to-market” accounting as prescribed in SFAS 133.
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     A summary of our collar positions at June 30, 2007 is as follows:

				Estimated
	Barrles of	NyMex Oil Prices		Fair Market
Period of Time	Oil	Floor	Cap	Value
				($ in thousands)
July 1, 2007 thru December 31, 2007	147,200	$55.63	$84.88	$(25)
January 1, 2008 thru December 31, 2008	237,900	$60.38	$81.08	(161)
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	(38)
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	(251)

		Houston Ship
	MMBtu of	Channel Gas Prices
	Natural Gas	Floor	Cap
July 1, 2007 thru October 31, 2007	123,000	$6.00	$11.05	24

	MMBtu of	WAHA Gas Prices
	Natural Gas	Floor	Cap
July 1, 2007 thru October 31, 2007	369,000	$6.25	$8.90	104
July 1, 2007 thru March 31, 2008	1,650,000	$6.50	$9.50	218

Total Fair Market Value				$(129)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels and swap prices are as follows:

		Nymex Oil	Fair Market
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
July 1, 2007 thru December 31, 2007	239,200	$34.36	$(8,674)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(16,185)

Total fair market value			$(24,859)

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
     The following table provides the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
Basic EPS Computation:
Numerator-
Income	$3,464	$2,464	$3,368	$4,075

Denominator-
Weighted average common shares outstanding	37,786	34,940	37,667	34,896

Basic EPS:
Income per share	$0.09	$0.07	$0.09	$0.12

Diluted EPS Computation:
Numerator-
Income	$3,464	$2,464	$3,368	$4,075

Denominator -
Weighted average common shares outstanding	37,786	34,940	37,667	34,896
Employee stock options	714	591	812	571
Warrants	269	107	284	105

Weighted average common shares for diluted earnings per share assuming conversion	38,769	35,638	38,763	35,572

Diluted EPS:
Income per share	$0.09	$0.07	$0.09	$0.11

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

(12)

     The following table summarizes our asset retirement obligation transactions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Beginning asset retirement obligation	$5,034	$4,279	$5,063	$2,495
Additions related to new properties	48	83	66	191
Revisions in estimated cash flows	(55)	(1)	(167)	1,663
Deletions related to property disposals	(265)	(10)	(284)	(30)
Accretion expense	80	69	164	101

Ending asset retirement obligation	$4,842	$4,420	$4,842	$4,420

NOTE 9. RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS
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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.
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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (FAS 159) which will become effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this statement in the first quarter of 2008 and we are currently evaluating if we will elect the fair value option for any eligible financial instruments and other items.

(13)

NOTE 10. INVESTMENT IN GAS GATHERING SYSTEMS
     We had investments in three separate partnerships that construct pipeline systems for gathering natural gas, primarily on our leaseholds in the Barnett Shale area. These partnerships are West Fork Pipeline Company I, L.P., West Fork Pipeline Company II, L.P. and West Fork Pipeline Company V, L.P. These investments were recorded as equity investments in the accompanying consolidated balance sheet. During the fourth quarter 2006, substantially all of the assets of West Fork Pipeline I and West Fork Pipeline V were sold. As of June 30, 2007, we had invested $299,000 in West Fork Pipeline II. West Fork Pipeline II is currently acquiring the necessary easements and permits to begin transmission of natural gas.
     As of June 30, 2007, we had invested $8.4 million in the Hagerman Gas Gathering System (“Hagerman”) to construct pipelines on certain of our leaseholds in New Mexico. The Hagerman gathering system is currently being extended to additional productive areas. We anticipate additional investments in Hagerman during 2007.
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
     Our equity investments consisted of the following:

	June 30,	December 31,
	2007	2006
	($ in thousands)
West Fork Pipeline Company II, L.P.	$299	$280
Hagerman Gas Gathering System	8,409	6,174

	$8,708	$6,454

     Our loss from equity investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
West Fork Pipeline Company I, L.P.	$—	$28	$—	$26
West Fork Pipeline Company II, L.P.	2	(16)	5	(21)
West Fork Pipeline Company V, L.P.	—	(22)	—	(34)
Hagerman Gas Gathering System	(291)	—	(599)	—

	$(289)	$(10)	$(594)	$(29)

(14)

     Summarized combined financial information for our equity investments (listed above) is reported below. Amounts represent 100% of the investees’ financial information:

	June 30,	December 31,
	2007	2006
	($ in thousands)
Balance Sheet

Current assets	$621	$1,408
Non-current assets	11,155	8,361
Current liabilities	561	1,338
Owners’ equity	11,215	8,431

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Income Statement

Revenues	$124	$706	$165	$1,107
Costs and expenses	(378)	(636)	(808)	(1,008)

Net income (loss)	$(254)	$70	$(643)	$99

NOTE 11. COMMITMENTS AND CONTINGENCIES
     From time to time, we are party to ordinary routine litigation incidental to our business. We are not presently a defendant in any judicial or other proceedings, nor are we aware of any threatened litigation and we have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.
     Effective January 1, 2005, we established a 401(k) Plan and Trust for eligible employees. Employees may not participate in the former SEP plan with the establishment of the 401(k) Plan and Trust. As of the fiscal quarters ended June 30, 2007 and 2006, Parallel had made contributions to the 401(k) Plan and Trust of approximately $134,000 and $113,000, respectively.
     On May 21, 2007, we received a Notice of Proposed Adjustment, or the “Notice” from the Internal Revenue Service, or the “Service”, advising us of proposed adjustments to our calculations of federal income tax resulting in a proposed alternative minimum tax liability in the aggregate amount of approximately $2.0 million for the years 2004 and 2005. After advising the Service that we intended to appeal the Notice, we received correspondence from the Service on July 10, 2007 stating that the issue remains in development pending receipt of additional documents requested and any proposed tax adjustment would not be made until after reviewing the documents requested. We intend to vigorously contest the adjustment proposed by the Service and believe that we will ultimately prevail in our position. We would expect the recording of any adjustment, if later determined to be required, to entail a reclassification from our deferred tax liability accounts to a current liability for federal income taxes payable. Such an adjustment would generally not result in a charge to earnings except for amounts which might be assessed for penalties or interest on underpayment of current tax for our fiscal years ending December 31, 2004 and 2005. If a liability for penalties or interest were determined to be probable, the amounts of such penalties and/or interest would be charged to earnings. We believe that the effects of this matter would not have a material adverse effect on our financial position or results of operations for any fiscal year, but could have a material adverse effect on our results of operations for the fiscal quarter in which we actually incur or establish a reserve account for penalties or interest.

(15)

NOTE 12. SUBSEQUENT EVENTS
     Offering of Senior Notes
     On July 31, 2007, we completed a private offering of unsecured senior notes (the “senior notes”) in the principal amount of $150.0 million. The senior notes mature on August 1, 2014 and bear interest at 10.25% which is payable semi-annually beginning on February 1, 2008. Prior to August 1, 2010, we may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 we may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. We have agreed to use our reasonable best efforts to exchange the senior notes for registered, freely tradable notes which otherwise have substantially identical terms to the senior notes within 210 days of July 31, 2007.
     The indenture governing the senior notes restricts our and our restricted subsidiaries, if any, to: (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the senior notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.
     The estimated net proceeds, after payment of typical transaction expenses, of approximately $143.0 million were used first to retire our second lien term loan with the remainder being applied to our revolving credit facility.
     Amendment to Revolving Credit Agreement
     On July 31, 2007, we entered into a Third Amendment to the Revolving Credit Agreement upon completing our senior notes offering. This Third Amendment amended the Revolving Credit Agreement by, among other things:
•	reducing the borrowing base from $190.0 million to $150.0 million;

•	providing that our ratio of Consolidated Funded Debt to Consolidated EBITDA (as defined in the Revolving Credit Agreement) shall not exceed (i) 4.25 to 1.00 during the year 2007; (ii) 4.00 to 1.00 during the year 2008, or (iii) 3.50 to 1.00 during the year 2009 and thereafter during the term hereof, in each case calculated at the end of each fiscal quarter using the results of the twelve-month period immediately preceding the end of each such fiscal quarter;

•	allowing for the issuance and sale of the senior notes; and

•	providing that an event of default under the senior notes will also constitute an event of default under the Revolving Credit Agreement.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in our 2006 Annual Report on Form 10-K/A, as well as the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

(16)

OVERVIEW
Strategy
     Our primary objective is to increase the value of our common stock through increasing reserves, production, cash flow and earnings. We have shifted the balance of our investments from properties having high rates of production in early years to properties expected to produce more consistently over a longer term. We now emphasize reducing drilling risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for acquisition, exploitation, enhancement and development drilling opportunities. Obtaining positions in long-lived oil and natural gas reserves are given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. We also attempt to further reduce risk by emphasizing acquisition possibilities over high risk exploration projects.
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

(17)

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
     For the three months ended June 30, 2007 the sale price we received for our crude oil production (excluding hedges) averaged $59.24 per barrel compared with $63.17 per barrel for the three months ended June 30, 2006. The average sales price we received for natural gas for the three months ended June 30, 2007, was $6.79 per Mcf compared with $6.25 per Mcf for the three months ended June 30, 2006. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 20. Hedge costs for oil were $3.3 million for the three months ended June 30, 2006. The ineffective portion showed a gain of approximately $52,000 for the three months ended June 30, 2006. We settled all remaining derivatives classified as cash flow hedges in December 2006. Therefore, no ineffectiveness on hedges was identified in 2007.
     For the six months ended June 30, 2007, the sale price we received for our crude oil production (excluding hedges) averaged $55.56 per barrel compared with $60.56 per barrel for the six months ended

(18)

June 30, 2006. The average sales price we received for natural gas for the six months ended June 30, 2007, was $6.34 per Mcf compared with $6.42 per Mcf for the six months ended June 30, 2006. For information regarding prices received including our hedges, refer to the selected operating data table in the Results of Operations on page 20. Hedge costs for oil and natural gas was $6.0 million for the six months ended June 30, 2006. The ineffective portion showed a gain approximately $195,000 for the six months ended June 30, 2006. We settled all remaining derivatives classified as cash flow hedges in December 2006. Therefore, no ineffectiveness on hedges was identified in 2007.
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
     Depletion of the capitalized costs of oil and natural gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Unproved oil and natural gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and natural gas properties being depleted. Depletion per BOE at June 30, 2007 and 2006 was $12.73 and $9.74 respectively.
Results of Operations
     Our business activities are characterized by frequent, and sometimes significant, changes in our:
•	reserve base;

•	sources of production;

•	product mix (gas versus oil volumes); and

•	the prices we receive for our oil and natural gas production.

(19)

     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three and six months ended June 30, 2007 and June 30, 2006.

	Three Months Ended		Six Months Ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
	(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	270	298	543	566
Natural gas (Mcf)	1,679	1,726	3,200	2,893
BOE (1)	550	586	1,076	1,048
BOE per day	6.0	6.4	5.9	5.8

Sales Prices:
Oil (per Bbl) (2)	$59.24	$63.17	$55.56	$60.56
Natural gas (per Mcf) (2)	$6.79	$6.25	$6.34	$6.42
BOE price (2)	$49.81	$50.56	$46.89	$50.43
BOE price (3)	$49.81	$45.01	$46.89	$44.72

Operating Revenues
Oil	$15,956	$18,802	$30,167	$34,284
Oil hedge	—	(3,252)	—	(5,985)
Natural gas	11,398	10,792	20,303	18,586

	$27,354	$26,342	$50,470	$46,885

Operating Expenses:
Lease operating expense	$5,576	$3,741	$9,975	$7,316
Production taxes	1,194	1,468	2,248	2,578
Production tax refund	(1,209)	—	(1,209)	—
General and administrative:
General and administrative	1,768	1,523	3,412	2,657
Public reporting	812	1,090	1,833	2,085
Depreciation, depletion and amortization	7,150	6,140	13,859	10,428

	$15,291	$13,962	$30,118	$25,064

Operating income	$12,063	$12,380	$20,352	$21,821

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(2)	Unhedged price is the actual price received at the wellhead for our oil and natural gas.

(3)	Hedged price is the actual price received at the wellhead for our oil and natural gas plus or minus the settlements on our cash flow hedges.

(20)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended June 30, 2007 and June 30, 2006.
Oil and Gas Revenues

	Revenues(1)		Production
	2007	2006	2007	2006
Oil (Bbls)	58%	59%	49%	51%
Natural gas (Mcf)	42%	41%	51%	49%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
     The following table shows our production volumes, product sales prices and operating revenues for the following periods.

	Three Months Ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	270	298	(28)	(9)%
Natural gas (Mcf)	1,679	1,726	(47)	(3)%
BOE	550	586	(36)	(6)%
BOE/Day	6.0	6.4	(0.4)	(6)%

Sales Price
Oil (per Bbl)(1)	$59.24	$63.17	$(3.93)	(6)%
Natural gas (per Mcf)(1)	$6.79	$6.25	$0.54	9%
BOE price(1)	$49.81	$50.56	$(0.75)	(1)%
BOE price(2)	$49.81	$45.01	$4.80	11%

Operating Revenues
Oil	$15,956	$18,802	$(2,846)	(15)%
Oil hedges	—	(3,252)	3,252	100%
Natural gas	11,398	10,792	606	6%

Total	$27,354	$26,342	$1,012	4%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, decreased $2.8 million or 15% for the three months ended June 30, 2007 compared to the same period of 2006. The oil production decreased 9% attributable to a decline of approximately 17,000 Bbls, 13,000 Bbls, and 5,000 Bbls in the Carm-Ann, Diamond M and Fullerton areas, respectively, offset with an increase of approximately 16,000 Bbls from new wells drilled in the Harris area. The decrease in oil production decreased revenue approximately $1.8 million for 2007. Wellhead average realized crude oil prices decreased $3.93 Bbl or 6% to $59.24 per Bbl for 2007 compared to 2006. The decrease in oil price decreased revenue approximately $1.0 million for 2007.
     Natural gas revenues increased approximately $600,000 or 6% for the three months ended June 30, 2007 compared to the same period of 2006. Natural gas production decreased 3% attributable to a decline of approximately 378,000 Mcf in our south Texas wells and a decline of approximately 16,000

(21)

Mcf and 21,000 Mcf in the Carm-Ann and Diamond M Deep areas, respectively, offset by an increase in production attributable to new wells drilled in the New Mexico area with an increase of approximately 373,000 Mcf comparing three months ending June 30, 2007 to three months ending June 30, 2006. The decrease in natural gas volumes decreased revenue approximately $300,000 for 2007. Average realized wellhead natural gas prices increased 9% or $0.54 per Mcf to $6.79 per Mcf. The increase in natural gas prices had a positive effect on revenues of approximately $900,000 for the three months ending June 30, 2007.
     We settled all remaining derivatives classified as cash flow hedges in December 2006. Therefore, oil hedge losses were $0 for three months ending June 30, 2007 compared to a loss of $3.2 million for three months ending June 30, 2006. On a BOE basis, hedges accounted for a realized loss of $5.55 per BOE in 2006.
Cost and Expenses

	Three months ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(dollars in thousands)
Lease operating expense	$5,576	$3,741	$1,835	49%
Production taxes	1,194	1,468	(274)	(19)%
Production tax refund	(1,209)	—	(1,209)	N/A
General and administrative:
General and administrative	1,768	1,523	245	16%
Public reporting	812	1,090	(278)	(26)%

Total general and administrative	2,580	2,613	(33)	(1)%

Depreciation, depletion and amortization	7,150	6,140	1,010	16%

Total	$15,291	$13,962	$1,329	10%

     Lease operating costs increased approximately $1.8 million, or 49%, to $5.5 million during the three months ended June 30, 2007 compared with $3.7 million for the same period of 2006. The increase in lease operating expense is attributable to the increase of approximately $849,000 in the Permian Basin area primarily for lease and well repairs and workover expense; increase of approximately $268,000 primarily for workover expense and water disposal for new wells in the Barnett Shale area; and an increase of approximately $680,000 primarily for lease and well repairs, transportation, marketing and water disposal for new wells in our New Mexico area. Lifting costs (excluding production taxes) were $10.15 per BOE in 2007 compared to $6.38 per BOE in 2006 a 59% increase in our per BOE lifting costs.
     Production tax decreased 19% or $274,000 in 2007, associated with $2.8 million decrease in revenue. Production taxes in the future periods will be a function of product mix, production volumes and product prices.
     A production tax refund was received in June 2007 in the amount of $1.2 million for gas production taxes on non-operated wells in the Wilcox area of south Texas for production periods March 2005 through January 2007. These refunds were received by the operator of these wells only after the operator’s application for tax abatement was approved by state regulatory agencies. The reduction in our production tax expense was recognized only when approval of the application for tax abatement was granted by the state.
     Total general and administrative expenses in total decreased 1% or approximately $33,000 in 2007 compared to 2006. Included in our total general and administrative expenses is public reporting cost which decreased 26% or approximately $278,000. The decrease in total general and administrative costs is due to recognition of a cumulative adjustment for forfeited director stock options offset by an increase in employee compensation and related benefit costs. During the second quarter of 2006, we determined

(22)

that during 2003 approximately 30,000 options were awarded which were not available for issue under existing stock option plans. In June 2006, the Board of Directors approved a plan whereby these excess options would be repurchased for cash totaling approximately $511,000. This amount was charged to expense during the second quarter of 2006. General and administrative expenses capitalized to the full cost pool were $407,000 for 2007 compared to $413,000 in 2006. On a BOE basis, general and administrative costs were $3.22 per BOE in 2007 compared to $2.60 per BOE in 2006, while public reporting costs were $1.48 per BOE and $1.86 per BOE for the same period.
     Depreciation, depletion and amortization expense increased 16% or $1.0 million for 2007 compared to 2006. This increase is attributable to an overall increase in actual and anticipated drilling costs and related oilfield service costs. Increased cost levels affect both the depletable amounts of capitalized costs in 2007 and the depletion attributable to amounts of estimated future development costs on proved undeveloped properties. Our drilling efforts over the past year and our future drilling plans are focused on our natural gas resource projects which have higher associated per BOE drilling and development costs than our drilling projects in the Permian Basin of west Texas and onshore gulf coast of south Texas due to the use of horizontal drilling and multi-stage stimulation techniques. These factors, when combined with the increase in the absolute level of our capital expenditures during this time period have led to a significant increase in our depletion rate per BOE.
Other income (expense)

	Three months ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(dollars in thousands)
Loss on derivatives not classified as hedges	$(2,170)	$(5,493)	$3,323	60%
Gain on ineffective portion of hedges	—	52	(52)	(100)%
Interest and other income	56	25	31	124%
Interest expense, net	(4,312)	(3,158)	(1,154)	(37)%
Other expense	21	(39)	60	154%
Equity in loss of pipelines and gathering system ventures	(289)	(10)	(279)	(2,790)%

Total	$(6,694)	$(8,623)	$1,929	22%

     We recorded a loss of $2.2 million in 2007 for derivatives not classified as hedges, as compared to a loss of $5.5 million for 2006. Future gains or losses on derivatives not classified as hedges will be impacted by the volatility of commodity prices and interest rates, as well as by the terms of any new derivative contracts.
     Interest expense increased with the increase of our bank debt from $173.5 million at June 30, 2006 to $209.5 million at June 30, 2007 along with an increase of our weighted average loan interest rate for 2007. Interest expense will increase in 2007 with increased borrowings for leasehold acquisitions and amounts expended for drilling.
     During 2006, we and two other unaffiliated parties formed a joint venture known as the Hagerman Gas Gathering System, which was formed for the purpose of constructing, owning and operating a gas gathering system in New Mexico. For the quarter ended June 30, 2007, the loss from the investment was approximately $290,000. This loss was offset by an insignificant amount of income from our equity investment in West Fork Pipeline II. We recognize our share of net loss from negative net operating income as an investment loss.
     Federal income tax expense was $1.9 million in 2007 compared to $1.3 million in 2006. Income tax expense for 2007 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.

(23)

     We had basic and diluted net income per share of $.09 and $.07 for 2007 and 2006, respectively. Basic weighted average common shares outstanding increased from 34.9 million shares in 2006 to 37.8 million shares in 2007. The increase in common shares was primarily due to our public offering of 2.5 million shares of common stock in August 2006.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the six months ended June 30, 2007 and June 30, 2006.
Oil and Gas Revenues

	Revenues(1)		Production
	2007	2006	2007	2006
Oil (Bbls)	60%	60%	50%	54%
Natural gas (Mcf)	40%	40%	50%	46%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions
     The following table shows our production volumes, product sale prices and operating revenues for the following periods.

	Six Months Ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	543	566	(23)	(4)%
Natural gas (Mcf)	3,200	2,893	307	11%
BOE	1,076	1,048	28	3%
BOE/Day	5.9	5.8	0.1	3%

Sales Price
Oil (per Bbl)(1)	$55.56	$60.56	$(5.00)	(8)%
Natural gas (per Mcf)(1)	$6.34	$6.42	$(0.08)	(1)%
BOE price(1)	$46.89	$50.43	$(3.54)	(7)%
BOE price(2)	$46.89	$44.72	$2.17	5%

Operating Revenues
Oil	$30,167	$34,284	(4,117)	(12)%
Oil hedges	—	(5,985)	5,985	100%
Natural gas	20,303	18,586	1,717	9%

Total	$50,470	$46,885	$3,585	8%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
     Oil revenues, excluding hedges, decreased $4.1 million or 12% for the six months ended June 30, 2007 compared to the same period of 2006. Oil production decreased 4% attributable to a decline of approximately 10,000 Bbls, 12,000 Bbls, 19,000 Bbls and 23,000 Bbls in the Fullerton, Wilcox, Carm-Ann and Diamond M areas, respectively, offset by an increase of approximately 39,000 Bbls from new wells in the Harris area comparing the six months ending June 30, 2007 to six months ending 2006. The decrease in oil production decreased revenue approximately $1.4 million for 2007. Wellhead average real-

(24)

ized crude oil prices decreased $5.00 per Bbl or 8% to $55.56 per Bbl for 2007 compared to 2006. The decrease in oil price decreased revenue approximately $2.7 million for 2007.
     Natural gas revenues increased $1.7 million or 9% for the six months ended June 30, 2007 compared to the same period of 2006. Natural gas production increased 11% attributable to new wells in New Mexico and Barnett Shale areas increasing production approximately 1.1 million Mcf offset by a decline of approximately 772,000 Mcf in our south Texas wells comparing six months ending June 30, 2007 to six months ending 30, 2006. The increase in natural gas volumes increased revenue approximately $2.0 million for 2007. Average realized wellhead natural gas prices decreased $0.08 per Mcf or 1% to $6.34 Mcf for 2007 compared to 2006.
     We settled all remaining derivatives classified as cash flow hedges in December 2006. Therefore, oil hedge losses were $0 in 2007 compared to a loss of $6.0 million in 2006. On a BOE basis, hedges accounted for a realized loss of $5.71 per BOE in 2006.
Cost and Expenses

	Six months ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(dollars in thousands)
Lease operating expense	$9,975	$7,316	$2,659	36%
Production taxes	2,248	2,578	(330)	(13)%
Production tax refund	(1,209)	—	(1,209)	N/A
General and administrative:
General and administrative	3,412	2,657	755	28%
Public reporting	1,833	2,085	(252)	(12)%

Total general and administrative	5,245	4,742	503	11%

Depreciation, depletion and amortization	13,859	10,428	3,431	33%

Total	$30,118	$25,064	$5,054	20%

     Lease operating costs increased approximately $2.7 million, or 36%, to $10.0 million during the six months ended June 30, 2007 compared with $7.3 million for the same period of 2006. The increase in lease operating expense is attributable to the increase of approximately $918,000 in the Permian Basin area primarily for lease repairs and workover expense; increase of approximately $650,000 primarily for workover expense and water disposal for new wells in the our Barnett Shale area; and an increase of approximately $1.1 million primarily for lease repairs, marketing, transportation and water disposal for new wells in New Mexico. Lifting costs (excluding production taxes) were $9.27 per BOE in 2007 compared to $6.98 per BOE in 2006.
     Production tax decreased 13% or $330,000 in 2007, associated with$2.4 million decrease in revenue. Production taxes in the future periods will be a function of product mix, production volumes and product prices.
     A production tax refund was received in June 2007 in the amount of $1.2 million for gas production taxes on non-operated wells in the Wilcox area of south Texas for production periods March 2005 through January 2007. These refunds were received by the operator of these wells only after the operator’s application for tax abatement was approved by state regulatory agencies. The reduction in our production tax expense was recognized only when approval of the application for tax abatement was granted by the state.
     Total general and administrative expenses in total increased 11% or approximately $503,000 in 2007 compared to 2006. Included in our total general and administrative expenses is public reporting cost which decreased 12% or approximately $252,000. The increase in total general and administrative costs

(25)

is due to employee compensation and related benefit costs offset by recognition of a cumulative adjustment for forfeited director stock options. During the second quarter of 2006, we determined that during 2003 approximately 30,000 options were awarded which were not available for issue under existing stock option plans. In June 2006, the Board of Directors approved a plan whereby these excess options would be repurchased for cash totaling approximately $511,000. This amount was charged to expense during the second quarter of 2006. General and administrative expenses capitalized to the full cost pool were $725,000 for 2007 compared to $854,000 in 2006. On a BOE basis, general and administrative costs were $3.17 per BOE in 2007 compared to $2.53 per BOE in 2006, while public reporting costs were $1.70 per BOE and $1.99 per BOE for the same period.
     Depreciation, depletion and amortization expense increased 33% or $3.4 million for 2007 compared to 2006. Depletion per BOE was $12.73 for 2007 and $9.74. This increase is attributable to an overall increase in actual and anticipated drilling costs and related oilfield service costs. Increased cost levels affect both the depletable amounts of capitalized costs in 2007 and the depletion attributable to amounts of estimated future development costs on proved undeveloped properties. Our drilling over the past year and our future drilling plans are focused on our natural gas resource projects which have higher associated per BOE drilling and development costs than our drilling projects in the Permian Basin of west Texas and onshore gulf coast of south Texas due to the use of horizontal drilling and multi-stage stimulation techniques. These factors, when combined with the increase in the absolute level of our capital expenditures during this time period, have led to a significant increase in our depletion rate per BOE.
Other income (expense)

	Six months ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(dollars in thousands)
Loss on derivatives not classified as hedges	$(6,605)	$(10,207)	$3,602	35%
Gain on ineffective portion of hedges	—	195	(195)	(100)%
Interest and other income	108	93	15	16%
Interest expense, net	(8,020)	(5,599)	(2,421)	(43)%
Other expense	(15)	(68)	53	78%
Equity in loss of pipelines and gathering system ventures	(594)	(29)	(565)	(1,948)%

Total	$(15,126)	$(15,615)	$489	3%

     We recorded a loss of $6.6 million in 2007 for derivatives not classified as hedges, as compared to a loss of $10.2 million for 2006. Future gains or losses on derivatives not classified as hedges will be impacted by the volatility of commodity prices and interest rates, as well as by the terms of any new derivative contracts.
     Interest expense increased with the increase of debt from approximately $173.5 million at June 30, 2006 to $209.5 million at June 30, 2007 along with an increase of our weighted average loan interest rate for 2007. Capitalized interest on work in progress decreased interest expense by $345,000 in 2007, an increase of $45,000 compared to 2006.
     Federal income tax expense was $1.9 million in 2007 compared to $2.1 million in 2006. Income tax expense for 2007 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     We had basic net income per share of $0.09 and $0.12 and diluted net income per share of $0.09 and $0.11 for 2007 and 2006, respectively. Basic weighted average common shares outstanding increased from approximately 34.9 million shares in 2006 to approximately 37.7 million shares in 2007. The increase was primarily due to our public offering of 2.5 million shares of common stock in August 2006.

(26)

LIQUIDITY AND CAPITAL RESOURCES
     Our capital resources consist primarily of cash flows from our oil and natural gas properties and bank borrowings supported by our oil and natural gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce.
     Working capital decreased approximately $10.4 million as of June 30, 2007 compared with December 31, 2006. Current liabilities exceeded current assets by $19.1 million at June 30, 2007. The working capital decrease was due to a decrease in cash and cash equivalents of approximately $395,000, and by a decrease in accounts receivable of approximately $5.9 million, an increase in accounts payable of approximately $1.8 million and an increase in current derivative obligations of $2.9 million.
     We incurred net property costs of $74.9 million for the six months ended June 30, 2007 compared to $111.7 million for the same period in 2006. The decrease is primarily related to the Harris acquisition in 2006. Our property expenditures were $79.0 million for the first six months of 2007 Included in our increased property basis for the six months of 2007 and 2006 were net asset retirement costs of approximately ($385,000) and $1.8 million, respectively (see Note 8 to Consolidated Financial Statements). Our property leasehold acquisition, development and enhancement activities were financed by our revolving credit facility, the utilization of cash flows provided by operations and cash on hand.
     Stockholders’ equity at June 30, 2007 was $188.5 million, as compared to $183.8 million at December 31, 2006. The increase is primarily attributable to our net income of approximately $3.4 million and the exercise of employee options of approximately $1.3 million.
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
Bank Borrowings
     In the past, we have maintained two separate credit facilities. One of these credit facilities is our Third Amended and Restated Credit Agreement, as amended, or the “Revolving Credit Agreement”, with a group of bank lenders which, at June 30, 2007, provided us with a revolving line of credit having a “borrowing base” limitation of $190.0 million. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At June 30, 2007, the principal amount outstanding under our revolving credit facility was $159.5 million, excluding $445,000 reserved for our letters of credit. Our second credit facility was a five year term loan facility provided to us under a Second Lien Term Loan Agreement, or the “Second Lien Agreement”, with a group of banks and other lenders. At June 30, 2007, our term loan under this facility was fully funded in the principal amount of $50.0 million, which was outstanding on that same date.
     As described below, in connection with our recent senior notes offering we entered into a Third Amendment to our Revolving Credit Agreement and paid off and terminated our Second Lien Agreement.

(27)

Revolving Credit Facility
     Our Revolving Credit Agreement allows us to borrow, repay and reborrow amounts available under the revolving credit facility. The amount of the borrowing base is based primarily upon the estimated value of our oil and natural gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of our loans exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the outstanding principal of our loans in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.
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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At June 30, 2007, our weighted average base and LIBOR rates, plus margin, were 8.11% on $159.5 million, the outstanding principal amount of our revolving loan on that date.
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
     If the borrowing base is increased, we are required to pay a fee of .375% on the amount of any increase.
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
     As of June 30, 2007, we were in compliance with all of the covenants in our Revolving Credit Agreement.

(28)

     On July 31, 2007, we entered into a Third Amendment to the Revolving Credit Agreement upon completing our senior notes offering. This Third Amendment amended the Revolving Credit Agreement by, among other things:
•	reducing the borrowing base from $190.0 million to $150.0 million;

•	providing that our ratio of Consolidated Funded Debt to Consolidated EBITDA (as defined in the Revolving Credit Agreement) shall not exceed (i) 4.25 to 1.00 during the year 2007; (ii) 4.00 to 1.00 during the year 2008; or (iii) 3.50 to 1.00 during the year 2009 and thereafter, in each case calculated at the end of each fiscal quarter using the results of the twelve-month period immediately preceding the end of each such fiscal quarter;

•	allowing for the issuance and sale of the senior notes;

•	providing that an event of default under the senior notes will also constitute an event of default under the Revolving Credit Agreement.
Second Lien Term Loan Facility
     Until July 31, 2007, we also had a $50.0 million term loan made available to us under our Second Lien Term Loan Agreement, or the “Second Lien Agreement”. Similar to our Revolving Credit Agreement, interest on loans made to us under this credit facility were, at our election, either an alternate base rate or a rate designated in the Second Lien Agreement as the “LIBO” rate. The alternate base rate is the greater of (a) the prime rate in effect on any day and (b) the “Federal Funds Effective Rate” in effect on such day plus 1/2 of 1%, plus a margin of 3.50% per annum.
     Upon completion of our senior notes offering, we paid off and terminated this facility with $50.2 million of the net proceeds from the offering.
     The LIBO rate was generally equal to the sum of (a) a rate appearing in the Dow Jones Market Service for the applicable interest periods offered in one, two, three or six month periods and (b) an applicable margin rate per annum equal to 4.50%.
     Our producing oil and natural gas properties were also pledged to secure payment of our indebtedness under this facility, but the liens granted to the lenders under the Second Lien Agreement were second and junior to the rights of the lienholders under the Revolving Credit Agreement.
     At June 30, 2007, our LIBO interest rate, plus the applicable margin, was 9.875% on $50.0 million, the outstanding principal amount of our term loan on the same date.
     In the case of alternate base rate loans, interest was payable the last day of each March, June, September and December. In the case of LIBO loans, interest was payable the last day of the interest period applicable to each tranche, but not to exceed intervals of three months.
     All outstanding principal under the Second Lien Agreement is due and payable on November 15, 2010. The maturity date may be accelerated by the lenders upon the occurrence of an event of default under the Second Lien Agreement.
     The Second Lien Agreement contained various restrictive covenants, including (i) maintenance of a maximum ratio of debt to earnings before interest, income taxes, depreciation, depletion and amortization, (ii) maintenance of a minimum ratio of oil and natural gas reserve value to debt, (iii) prohibition of payment of dividends, and (iv) restrictions on incurrence of additional debt. All outstanding principal and accrued and unpaid interest under the Second Lien Agreement was due and payable on November 1, 2010. The maturity date could be accelerated by the lenders upon the occurrence of an event of default

(29)

under the Second Lien Agreement.
     As of June 30, 2007 we were in compliance with all of the covenants in our Second Lien Agreement.
     Interest accrued for the six months ending June 30, 2007, for both of our facilities, was approximately $8.4 million. Of this amount, approximately $345,000 was capitalized.
Senior Notes
     On July 31, 2007, we completed a private offering of unsecured senior notes (the “senior notes”) in the principal amount of $150.0 million. The senior notes mature on August 1, 2014 and bear interest at 10.25 % which is payable semi-annually beginning on February 1, 2008. Prior to August 1, 2010, we may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 we may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. We have agreed to use our reasonable best efforts to exchange the senior notes for registered, freely tradable notes which otherwise have substantially identical terms to the senior notes within 210 days of July 31, 2007.
     The indenture governing the senior notes restricts our and our restricted subsidiaries, if any, ability to: (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the senior notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.
     The estimated net proceeds, after payment of typical transaction expenses, of the senior notes of approximately $143.0 million were used first to retire our Second Lien Term Loan with the remainder being applied to our Revolving Credit Facility.
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

(30)

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
     The following table is a summary of significant contractual obligations as of June 30, 2007:

	Obligation Due in Period
	Six months
	ending
	December 31,	Periods ended December 31,				After
Contractual Cash Obligations	2007	2008	2009	2010	2011	5 years	Total
	(in thousands)
Revolving Credit Facility (secured)(1)	$6,577	$13,009	$12,998	$170,326	$—	$—	$202,910
Second Lien Term Loan Agreement(2)	2,716	5,020	5,006	54,375	—	—	67,117
Office Lease (Dinero Plaza)	102	210	216	36	—	—	564
Andrews and Snyder Field Offices(3)	12	14	14	14	14	598	666
Asset retirement obligations(4)	574	132	139	99	51	3,847	4,842
Derivative Obligations	8,743	16,552	458	406	—	—	26,159
Drilling Contract	272	—	—	—	—	—	272

Total	$18,996	$34,937	$18,831	$225,256	$65	$4,445	$302,530

(1)	Outstanding principal of $159.5 million due October 31, 2010 and estimated interest obligation calculated using the weighted average rate at June 30, 2007 of 8.11%

(2)	Outstanding principal of $50.0 million due November 15, 2010 and estimated interest obligation calculated using the LIBO rate at June 30, 2007 of 9.88%

(3)	The Sny der office lease expires up on the cessation of production from the Diamond “M ” area wells. The Andrews office lease expires in December 2007. The lease cost for these two office facilities are billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(4)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.
Outlook
     The oil and natural gas industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of oil and natural gas reserves. Historically, our capital expenditures have been financed primarily with:
•	internally generated cash from operations;

•	proceeds from bank borrowings; and

(31)

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
Recent Accounting Pronouncements
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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.
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

(32)

financial statements. FAS 157 will be effective for our financial statements for the fiscal year beginning January 1, 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (FAS 159) which will become effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this statement in the first quarter of 2008 and we are currently evaluating if we will elect the fair value option for any eligible financial instruments and other items.
Critical Accounting Policies
     Our critical accounting policies are included and discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on July 12, 2007. These critical accounting policies should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
TRENDS AND PRICES
     Changes in oil and natural gas prices significantly affect our revenues, cash flows and borrowing capacity. Markets for oil and natural gas have historically been, and will continue to be volatile. Prices for oil and natural gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. We are unable to accurately predict domestic or worldwide political events or the effects of other such factors on the prices we receive for our oil and natural gas.
     Our capital expenditure budgets are highly dependent on future oil and natural gas prices
     During fiscal year 2006 the average realized sales price for our oil and natural gas was $48.73 (unhedged) per BOE. For the six months ended June 30, 2007, our average realized price was $46.89 (unhedged) per BOE.
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

(33)

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
     We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend, “ “plan,” “budget,” “present value,” “future” or “reserves” or other similar words to identify forward-looking statements. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:
•	fluctuations in prices of oil and natural gas;

•	dependent on key personnel;

•	reliance on technological development and technology development programs;

•	demand for oil and natural gas;

•	losses due to future litigation;

•	future capital requirements and availability of financing;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	competition;

•	general economic conditions;

•	governmental regulations and liability for environmental matters;

•	receipt of amounts owed to us by customers and counterparties to our derivative contracts;

•	derivative decisions, including whether or not to hedge;

•	terrorist attacks or war;

•	actions of third party co-owners of interests in properties in which we also own an interest; and

•	fluctuations in interest rates and availability of capital.
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

(34)

     Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks under “Risks Related to Our Business” beginning on page 13 of our Form 10-K/A for the year ended December 31, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following quantitative and qualitative information is provided about market risks and derivative instruments to which we were a party at June 30, 2007, and from which we may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.
Interest Rate Sensitivity as of June 30, 2007
     Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using interest rates as of June 30, 2007. You should read Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

	2007	2008	2009	2010	2011	Total
	(in thousands, except interest rates)
Revolving Facility (secured)	$—	$—	$—	$—	$159,500	$159,500
Average interest rate	8.115%	8.115%	8.115%	8.115%	8.115%
Term Loan (Second Lien)	$—	$—	$—	$—	$50,000	$50,000
Average interest rate	9.875%	9.875%	9.875%	9.875%	9.875%
     At June 30, 2007, we had outstanding bank loans in the aggregate principal amount of $209.5 million at a weighted average interest rate of 8.5%. Under our revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.25% to 2.75% per annum, depending upon the outstanding principal amount of the loans. Under our second lien term loan facility, we may elect an interest rate based upon an alternate base rate, or the LIBO rate, plus a margin of 4.50%.
     We completed fixed interest rate swap contracts with BNP Paribas, based on the 90-day LIBOR rates at the time of the contracts. This interest rate swap was treated as a cash flow hedge as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and was on $10.0 million of our variable debt for all of 2006. As of December 31, 2006 this interest rate swap had expired.
     We employed additional fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contract. These contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. As of June 30, 2007, the fair market value of these interest rate swaps was approximately $939,000.

(35)

     A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at June 30, 2007 follows:

			Estimated
	Notional	Fixed	Fair
Period of Time	Amounts	Interest Rates	Market Value
	($ in millions)		($ in thousands)
July 1, 2007 thru December 31, 2007	$100	4.62%	$415
January 1, 2008 thru December 31, 2008	$100	4.86%	331
January 1, 2009 thru December 31, 2009	$50	5.06%	100
January 1, 2010 thru October 31, 2010	$50	5.15%	93

Total Fair Market Value			$939

Commodity Price Sensitivity as of June 30, 2007
     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $51.65 per barrel to a high of $73.03 per barrel during 2006. Natural gas prices we received during 2006 ranged from a low of $1.00 per Mcf to a high of $15.11 per Mcf. During 2007 oil prices ranged from a low of $47.62 to a high of $62.33. Natural gas prices we received during 2007 ranged from a low of $1.64 per Mcf to a high of $12.69 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of June 30, 2007, we had employed costless collars, collars, and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
     A description of our active commodity derivative contracts as of June 30, 2007 follows:
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.

(36)

     A summary of our collar positions at June 30, 2007 is as follows:

				Estimated
	Barrels of	Ny Mex Oil Prices		Fair Market
Period of Time	Oil	Floor	Cap	Value
				($ in thousands)
July 1, 2007 thru December 31, 2007	147,200	$55.63	$84.88	$(25)
January 1, 2008 thru December 31, 2008	237,900	$60.38	$81.08	(161)
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	(38)
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	(251)

		Houston Ship
	MMBtu of	Channel Gas Prices
	Natural Gas	Floor	Cap
July 1, 2007 thru October 31, 2007	123,000	$6.00	$11.05	24

	MMBtu of	WAHA Gas Prices
	Natural Gas	Floor	Cap
July 1, 2007 thru October 31, 2007	369,000	$6.25	$8.90	104
July 1, 2007 thru M arch 31, 2008	1,650,000	$6.50	$9.50	218

Total Fair M arket Value				$(129)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels, swap prices and fair market values as of June 30, 2007 for these swaps follows:

			Estimated
		Ny mex Oil	Fair M arket
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
July 1, 2007 thru December 31, 2007	239,200	$34.36	$(8,674)
January 1, 2008 thru December 31, 2008	439,200	$33.37	(16,185)

Total fair market value			$(24,859)

ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by our management, with the participation of our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer), in accordance with rules of the Securities Exchange Act of 1934, as amended.

(37)

Based on that evaluation, Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to ordinary routine litigation incidental to our business. We are not presently a defendant in any judicial proceedings, nor are we aware of any threatened litigation and we have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.
     On May 21, 2007, we received a Notice of Proposed Adjustment, or the “Notice” from the Internal Revenue Service, or the “Service”, advising us of proposed adjustments to our calculations of federal income tax resulting in a proposed alternative minimum tax liability in the aggregate amount of approximately $2.0 million for the years 2004 and 2005. After advising the Service that we intended to appeal the Notice, we received correspondence from the Service on July 10, 2007 stating that the issue remains in development pending receipt of additional documents requested and any proposed tax adjustment would not be made until after reviewing the documents requested. We intend to vigorously contest the adjustment proposed by the Service and believe that we will ultimately prevail in our position. We would expect the recording of any adjustment, if later determined to be required, to entail a reclassification from our deferred tax liability accounts to a current liability for federal income taxes payable. Such an adjustment would generally not result in a charge to earnings except for amounts which might be assessed for penalties or interest on underpayment of current tax for our fiscal years ending December 31, 2004 and 2005. If a liability for penalties or interest were determined to be probable, the amounts of such penalties and/or interest would be charged to earnings. We believe that the effects of this matter would not have a material adverse effect on our financial position or results of operations for any fiscal year, but could have a material adverse effect on our results of operations for the fiscal quarter in which we actually incur or establish a reserve account for penalties or interest.
ITEM 1A. RISK FACTORS
     Except as set below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K/A Report for the fiscal year ended December 31, 2006.
Risks Relating to the Senior Notes and Our Other Indebtedness
     We have a substantial amount of indebtedness which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt, including our senior notes.
     As of June 30, 2007, after giving pro forma effect to the issuance and sale of our senior notes, we would have had total debt of $216.5 million (of which $150.0 million would have consisted of the senior notes due 2014 and $66.5 million would have consisted of borrowings under our revolving credit facility). Our level of debt could have important consequences for you, including the following:

(38)

•	we may have difficulty borrowing money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations;

•	we will need to use a substantial portion of our cash flows to pay principal and interest on our debt, which will reduce the amount of money we have for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

•	we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

•	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially declines in oil and natural gas prices; and

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
     We may incur substantially more debt, which may intensify the risks described above, including our ability to service our indebtedness.
     We may be able to incur substantially more debt in the future. Although the indenture governing the senior notes and the terms of our revolving credit facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Assuming the offering had occurred on June 30, 2007 and that we applied the proceeds of the senior notes offering to repay all of the existing indebtedness under our second lien term facility and certain existing indebtedness under our revolving credit facility, we would have had approximately $83.5 million of additional borrowing capacity under our revolving credit facility, subject to specific requirements, including compliance with financial covenants. In addition, the indenture governing the senior notes and the terms of our revolving credit facility will not prevent us from incurring obligations that do not constitute indebtedness. To the extent new indebtedness is added to our current indebtedness levels, the risks described above could substantially intensify.
     To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
     Our ability to make payments on and to refinance our indebtedness, including the senior notes, and to fund planned capital expenditures will depend on our ability to generate cash from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the prices that we receive for oil and natural gas. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the senior notes, or to fund our other liquidity needs.
     If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. The indenture governing the senior notes and the terms of our revolving credit facility restrict our ability to dispose of assets and use the proceeds from the disposition. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness, including our revolving credit facility, would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. If we fail to meet our payment obligations under our revolving credit

(39)

facility, those lenders would be entitled to foreclose on substantially all of our assets and liquidate those assets. Under those circumstances, our cash flow and capital resources would be insufficient for payment of interest on and principal of our debt in the future, including payments on the senior notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations, impair our liquidity, or cause the holders of the senior notes to lose a portion of or the entire value of their investment.
     A default on our obligations could result in:
•	our debt holders declaring all outstanding principal and interest due and payable;

•	the lenders under our revolving credit facility terminating their commitments to loan us money and foreclose against the assets securing their loans to us; and

•	our bankruptcy or liquidation, which is likely to result in delays in the payment of the senior notes or the revolving credit facility and in the exercise of enforcement remedies under the senior notes or our revolving credit facility.
     In addition, provisions under the bankruptcy code or general principles of equity that could result in the impairment of the rights of the holders of our debt instruments include the automatic stay, avoidance of preferential transfers by a trustee or a debtor-in-possession, limitations of collectibility of unmatured interest or attorneys’ fees and forced restructuring of our debt.
     Restrictive debt covenants in the indenture and our revolving credit facility will restrict our business in many ways.
     The indenture governing the senior notes contains a number of significant covenants that, among other things, restrict our ability to:
•	transfer or sell assets;

•	make investments;

•	pay dividends, redeem subordinated indebtedness or make other restricted payments;
•	incur or guarantee additional indebtedness or issue disqualified capital stock;

•	create or incur liens;

•	incur dividend or other payment restrictions affecting certain subsidiaries;

•	consummate a merger, consolidation or sale of all or substantially all of our assets;

•	enter into transactions with affiliates; and

•	engage in businesses other than the oil and gas business.
     These covenants could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants impose on us. A breach of any of these covenants could result in a default under the senior notes which, if not cured or waived, could result in acceleration of the senior notes.

(40)

     In addition, our revolving credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under the facility. Upon the occurrence of an event of default, under our indenture governing the senior notes or our revolving credit facility, the lenders could elect to declare all amounts outstanding under the revolving credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the revolving credit facility. If the lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our revolving credit facility and our other indebtedness, including the senior notes.
     Our borrowings under our revolving credit facility expose us to interest rate risk.
     Our borrowings under our revolving credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.
     The senior notes are structurally subordinated to liabilities and indebtedness of our non-guarantor subsidiaries, if any, and are effectively subordinated to our secured indebtedness to the extent of the assets securing such indebtedness.
     Our obligations under the senior notes and the obligations of guarantors, if any, under their guarantees of the senior notes are or will be unsecured, but our obligations under our revolving credit facility are secured by a security interest in substantially all of our assets. Holders of this indebtedness and any other secured indebtedness that we may incur in the future will have claims with respect to our assets constituting collateral for such indebtedness that are prior to claims under the senior notes. In the event of a default on such secured indebtedness or our bankruptcy, liquidation or reorganization, those assets would be available to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the senior notes. Accordingly, any such secured indebtedness will effectively be senior to the senior notes to the extent of the value of the collateral securing the indebtedness. While the indenture governing the senior notes places some limitations on our ability to create liens, there are significant exceptions to these limitations that will allow us to secure some kinds of indebtedness without equally and ratably securing the senior notes, including any future indebtedness we may incur under a credit facility. To the extent the value of the collateral is not sufficient to satisfy our secured indebtedness, the holders of that indebtedness would be entitled to share with the holders of the senior notes and the holders of other claims against us with respect to our other assets. On a pro forma basis after giving effect to this offering, as of June 30, 2007, we would have had approximately $66.5 million in secured indebtedness outstanding under our revolving credit facility.
     In addition, the senior notes may not in the future be guaranteed by all of our subsidiaries, if any, and any non-guarantor subsidiaries can incur some indebtedness under the terms of the indenture. As a result, holders of the senior notes are structurally subordinated to claims of third party creditors of our non-guarantor subsidiaries. Claims of those other creditors, including trade creditors, holders of indebtedness, or guarantees issued by these non-guarantor subsidiaries will generally have priority as to the assets of the non-guarantor subsidiary over our claims and equity interests. As a result, holders of our indebtedness, including the holders of the senior notes, are structurally subordinated to all those claims.

(41)

     A subsidiary guarantee could be voided if it constitutes a fraudulent transfer under U.S. bankruptcy or similar state laws, which would prevent the holders of senior notes from relying on the subsidiary to satisfy our payment obligations under the senior notes.
     Federal and state statutes allow courts, under specific circumstances, to void subsidiary guarantees, or require that claims under the subsidiary guarantee be subordinated to all other debts of the subsidiary guarantor, and to require creditors such as the senior note holders to return payments received from subsidiary guarantors. Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a subsidiary guarantee could be voided or claims in respect of a subsidiary guarantee could be subordinated to all other debts of that subsidiary guarantor if, for example, the subsidiary guarantor, at the time it issued its subsidiary guarantee:
•	was insolvent or rendered insolvent by making the subsidiary guarantee;

•	was engaged in a business or transaction for which the subsidiary guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay them as they mature.
     A guarantee may also be voided, without regard to the above factors, if a court found that the guarantor entered into the guarantee with the actual intent to hinder, delay or defraud any present or future creditor or received less than reasonably equivalent value or fair compensation for the subsidiary guarantee. A court would likely find that a guarantor did not receive reasonably equivalent value or fair compensation for its guarantee if the guarantor did not substantially benefit directly or indirectly from the issuance of the guarantees.
     The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.
     Generally, a subsidiary guarantor would be considered insolvent if:
•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
     To the extent a court voids a subsidiary guarantee as a fraudulent transfer or holds the subsidiary guarantee unenforceable for any other reason, holders of senior notes would cease to have any direct claim against the subsidiary guarantor. If a court were to take this action, the subsidiary guarantor’s assets would be applied first to satisfy the subsidiary guarantor’s liabilities, if any, before any portion of its assets could be distributed to us to be applied to the payment of the senior notes. We cannot assure you that a subsidiary guarantor’s remaining assets would be sufficient to satisfy the claims of the holders of senior notes related to any voided portions of the subsidiary guarantees.

(42)

     We may not be able to repurchase the senior notes upon a change of control.
     Upon the occurrence of a change of control, holders of senior notes will have the right to require us to repurchase all or any part of such holder’s senior notes at a price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest, if any, to the date of repurchase. We may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions under our revolving credit facility may not allow such repurchases. In addition, an event constituting a ''change of control’’ (as defined in the indenture governing the senior notes) could be an event of default under our revolving credit facility that would, if it should occur, permit the lenders to accelerate that debt and that, in turn, would cause an event of default under the indenture governing the senior notes, each of which could have material adverse consequences for us and the holders of the senior notes. The source of any funds for any repurchase required as a result of a change of control will be our available cash or cash generated from our business operations or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. Sufficient funds may not be available at the time of any change of control to make any required repurchases of the senior notes tendered and to repay debt under our revolving credit facility.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

			BROKER
NAME	VOTES CAST FOR	VOTES W ITHHELD	NON-VOTES
Edward A. Nash	34,953,537	181,195	—
Larry C. Oldham	34,954,945	179,787	—
Martin B. Oring	34,904,601	230,131	—
Ray M. Poage	34,905,283	229,449	—
Jeffrey G. Shrader	30,747,254	4,387,478	—
     Our annual meeting of stockholders was held on June 26, 2007. At the meeting, the following five persons were elected to serve as directors of Parallel for a term of one year expiring in 2008 and until their respective successors are duly qualified and elected: (1) Edward A. Nash, (2) Larry C. Oldham, (3) Martin B. Oring, (4) Ray M. Poage, and (5) Jeffrey G. Shrader. Set forth below is a tabulation of votes with respect to each nominee for director.
     Also, the stockholders voted upon and ratified the appointment of BDO Seidman, LLP to serve as our independent public accountants for 2007. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of our independent public accountants:

VOTES FOR	VOTES AGAINST	ABSTENTIONS
35,073,669	26,569	34,494

(43)

ITEM 6. EXHIBITS
(a)	Exhibits
     The following exhibits are filed herewith or incorporated by reference, as indicated:

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit No. 3.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit No. 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

(44)

No.	Description of Exhibit

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit No. 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Indenture dated as of July 31, 2007 between the Registrant and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K Report dated July 26, 2007)

4.10	Rule 144A 10 1/4% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K Report dated July 26, 2007).

4.11	IAI Global Security 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report dated July 26, 2007)

4.12	Regulation S 10 1/4% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K Report dated July 26, 2007)
Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.7):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit No. 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit No. 10.7 of the Registrant for the fiscal year ended December 31, 2006)

10.8	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.9	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.10	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.11	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP

(45)

No.	Description of Exhibit

Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.12	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.13	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.15	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.16	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.17	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.18	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.19	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.21	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

(46)

No.	Description of Exhibit

10.22	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.23	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.24	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.25	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit No. 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.26	Purchase Agreement, dated July 26, 2007 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated July 26, 2007)

10.27	Registration Rights Agreement, dated July 31, 2007 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated July 26, 2007)

10.28	Third Amendment to Third Amended and Restated Credit Agreement dated as of July 31, 2007 between Parallel Petroleum Corporation individually and as successor by merger to Parallel L.P. and Parallel, L.L.C. and Citibank, N.A., successor by merger to Citibank Texas, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated July 26, 2007)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

(47)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION

	BY:	/s/ Larry C. Oldham

Date: August 8, 2007	Larry C. Oldham
President and Chief Executive Officer

Date: August 8, 2007	BY:	/s/ Steven D. Foster

Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit No. 3.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit No. 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit No. 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

No.	Description of Exhibit

4.9	Indenture dated as of July 31, 2007 between the Registrant and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K Report dated July 26, 2007)

4.10	Rule 144A 10 1/4% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K Report dated July 26, 2007)

4.11	IAI Global Security 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report dated July 26, 2007)

4.12	Regulation S 10 1/4% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K Report dated July 26, 2007)
Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.7):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit No. 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit No. 10.7 of the Registrant for the fiscal year ended December 31, 2006)

10.8	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.9	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.10	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.11	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

No.	Description of Exhibit

10.12	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.13	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.15	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.16	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.17	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.18	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.19	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.21	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.22	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C.

No.	Description of Exhibit

(Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.23	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.24	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.25	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit No. 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.26	Purchase Agreement, dated July 26, 2007 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated July 26, 2007)

10.27	Registration Rights Agreement, dated July 31, 2007 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated July 26, 2007)

10.28	Third Amendment to Third Amended and Restated Credit Agreement dated as of July 31, 2007 between Parallel Petroleum Corporation individually and as successor by merger to Parallel L.P. and Parallel, L.L.C. and Citibank, N.A., successor by merger to Citibank Texas, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated July 26, 2007)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

21	Subsidiaries (Incorporated by reference to Exhibit No. 21 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.