Form 10-K
period 2007-12-31
PARALLEL PETROLEUM CORP
filed 2008-02-20
CIK 750561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000 — 13305
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
Yes ☑               No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐               No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of February 1, 2008 was approximately $578,055,034, based on the closing price of the common stock on the same date.
     At February 1, 2008 there were 41,252,644 shares of common stock outstanding.

FORM 10-K
PARALLEL PETROLEUM CORPORATION

(i)

Cautionary Statement Regarding Forward -Looking Statements
     Some statements contained in this Annual Report on Form 10-K are “forward-looking statements”. These forward-looking statements relate to, among others, the following:
•	our future financial and operating performance and results;

•	our drilling plans and ability to secure drilling rigs to effectuate our plans;

•	production volumes;

•	availability of natural gas gathering and transmission facilities;

•	our business strategy;

•	market prices;

•	sources and availability of funds necessary to conduct operations and complete acquisitions;

•	development costs;

•	number and location of planned wells;

•	our future commodity price risk management activities;

•	our plans and forecasts; and

•	any other statements that are not historical facts.
     We have based these forward-looking statements on our current assumptions, expectations and projections about future events.
     We use the words “may”, “will”, “expect”, “could,” “anticipate,” “estimate”, “believe”, “continue”, “intend”, “plan”, “budget”, “future”, “reserves” and other similar words to identify forward-looking statements. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our assumptions and expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:
•	fluctuations in prices of oil and natural gas;

•	dependence on key personnel;

•	reliance on technological development and technology development programs;

•	demand for oil and natural gas;

•	losses due to future litigation;

•	future capital requirements and availability of financing;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	competition;

(ii)

•	general economic conditions;

•	governmental regulations and liability for environmental matters;

•	receipt of amounts owed to us by customers and counterparties to our derivative contracts;

•	hedging decisions, including whether or not to hedge;

•	terrorist attacks or war;

•	actions of third party co-owners of interests in properties in which we also own an interest; and

•	fluctuations in interest rates and availability of capital.
     For these and other reasons, actual results may differ materially from those projected or implied. We believe it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict or over which we have no control. We caution you against putting undue reliance on forward-looking statements or projecting any future results based on such statements.
     Before you invest in our common stock or our 10 1/4% senior notes, you should be aware that there are various risks associated with an investment. We have described some of these risks in other sections of this Annual Report on Form 10-K and under Item 1A. Risk Factors, beginning on page 13.
     Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we”, “us”, “our”, “Parallel” or “Company” mean the registrant, Parallel Petroleum Corporation and, where applicable, its former consolidated subsidiaries.

(iii)

PART I
ITEM 1. BUSINESS
About Our Company
     We are a Midland, Texas-based independent oil and natural gas exploration and production company focused on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploring for new oil and natural gas reserves. The majority of our current producing properties are in the Permian Basin of West Texas and New Mexico, the Fort Worth Basin of North Texas, and the onshore Gulf Coast area of South Texas. We are a publicly traded company listed on Nasdaq under the ticker symbol PLLL.
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
     Our executive offices are located at 1004 N. Big Spring, Suite 400, Midland, Texas 79701. Our telephone number is (432) 684-3727.
Available Information
     You may read and copy any materials we file with, or furnish to, the Securities and Exchange Commission at the SEC’s public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including Parallel, that file electronically with the SEC.
     Our website address is www.plll.com. Information on our website or any other website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K.
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

(1)

Developments in 2007; 2008 Capital Budget
     On July 31, 2007, we completed a private offering of unsecured senior notes (the “senior notes” or “10 1/4% senior notes”) in the principal amount of $150.0 million. The senior notes mature on August 1, 2014 and bear interest at 10.25% which is payable semi-annually beginning on February 1, 2008. Prior to August 1, 2010, we may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 we may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. We have agreed to use our reasonable best efforts to exchange the senior notes for registered, freely tradable notes which otherwise have substantially identical terms to the senior notes within 210 days of July 31, 2007. A registration statement on Form S-4 allowing holders of the senior notes to exchange the notes for freely tradable notes became effective on January 29, 2008.
     On November 30, 2007, we entered into a Fourth Amendment to our Third Amended and Restated Credit Agreement, dated December 23, 2005. In addition to amending certain covenants, our borrowing base under the revolving credit facility was increased from $150.0 million to $200.0 million.
     On December 6, 2007, we sold 3,000,000 shares of our common stock in an underwritten public offering.
     Our 2008 capital investment budget for properties we owned at February 1, 2008 is estimated to be approximately $127.2 million, which includes $18.4 million for the purchase of leasehold and seismic in our areas of activity. The budget will be funded from our estimated operating cash flows and our bank borrowings. If our cash flows and bank borrowings are not sufficient to fund all of our estimated capital expenditures, we may fund any shortfall with proceeds from the sale of our debt or equity securities, reduce our capital budget or effect a combination of these alternatives. The amount and timing of our expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors.
Proved Reserves as of December 31, 2007
     Cawley Gillespie & Associates, Inc., our independent petroleum engineers, estimated the total proved reserves attributable to all of our oil and natural gas properties to be approximately 28.4 MMBbls of oil and approximately 57.2 Bcf of natural gas as of December 31, 2007.
     Approximately 75% of our proved reserves are oil and approximately 56% are categorized as proved developed reserves.
About Our Business and Strategy
     We have positioned our property portfolio on premier acreage in established geologic trends where we use our engineering, operational, financial and technical expertise to provide consistent long-term production and attractive returns on our investments. We prefer obtaining positions in long-lived oil and natural gas reserves to properties that have shorter reserve lives. We manage financial, reservoir, drilling and geological risks by emphasizing lower-risk acquisition, exploitation, enhancement and development drilling opportunities over higher-risk exploration projects. Furthermore, aggressive application of advanced technologies and production techniques, such as horizontal drilling and multi-stage fracture stimulation techniques have allowed us to achieve what we believe to be best-in-class productivity in our Barnett Shale natural gas resource play.
     Our experienced executive management team, together with our technical staff, has significantly grown our asset base, accumulating large acreage positions and working interests in high-quality oil and natural gas properties that demonstrate attractive returns on investment. From 2001 to 2007, we have replaced approximately 456% of our production. For the year ended December 31, 2007, our depletion per BOE was $13.02, and our related lifting costs, excluding production taxes, were $9.70 per BOE. Our long-lived Permian Basin reserves demonstrate shallow decline profiles, high margins, low replacement costs and consistent positive cash flows. We continue to utilize this reliable stream of cash flows from our oil production to support the development of our natural gas resource plays. We believe we are positioned in some of the most attractive areas of both the Barnett Shale and Wolfcamp Carbonate plays, and we have experienced a 95% drilling success rate in these projects as of December 31, 2007. Chesapeake Energy Corporation, or Chesapeake, as the operator of the majority of our interests in the Barnett Shale,

(2)

provides substantial operating expertise in the development of this project. We believe through the development of our existing core oil and gas properties we have significant growth potential.
     Approximately 90% of our proved undeveloped reserves are assigned to our Permian Basin long-lived oil properties and 10% are assigned to our two emerging resource gas projects. As of December 31, 2007, our standardized measure of discounted future net cash flows was $634.4 million. The following table presents proved reserves as of December 31, 2007 by our areas of operation.

	Proved Reserves as of December 31, 2007(1)
	Oil	Natural Gas	Total	% of Total
	(MBbl)	(MMcf)	(MBoe)	MBoe
Resource projects:
Barnett Shale	—	17,714	2,952	8%
New Mexico Wolfcamp	1	24,284	4,048	10%

Total resource projects	1	41,998	7,000	18%
Permian Basin of West Texas	28,332	12,365	30,393	80%
Onshore Gulf Coast of South Texas	101	2,871	580	2%

Total	28,434	57,234	37,973	100%

(1)	Period end market pricing, as of December 31, 2007, was $96.01 per Bbl and $7.46 per MMBtu.
     In 2007, we spent $154.3 million on oil and natural gas related capital expenditures, and our 2008 capital budget is $127.2 million. We have primarily focused our efforts on achieving substantial growth in our production and proved reserves including our growth gas resource plays in the North Texas Barnett Shale and New Mexico Wolfcamp Carbonate regions. In 2008, we plan to drill over 108 gross infill wells, extension wells or well deepenings and to perform approximately 67 gross well workovers, refracs or restimulations. We plan to allocate our $127.2 million capital budget for 2008 as follows:
•	$60.0 million for the drilling and completion of new wells and the acquisition of additional leasehold acreage in our North Texas Barnett Shale project;

•	$40.0 million for the drilling and completion of new wells, pipeline construction, seismic and leasehold acquisitions in our New Mexico Wolfcamp Carbonate project;

•	$24.5 million for the drilling and completion of new wells, refracs, restimulations, well deepenings and waterflood implementation in our Permian Basin of West Texas project; and

•	$2.7 million for the drilling and completion of new wells in our Yegua/Frio, Utah/Colorado and Cotton Valley Reef projects.
Our Strategy
     Conduct Exploitation Activities on Our Existing Assets. We seek to maximize economic return on our existing assets by maximizing production rates and ultimate recovery, while managing operational efficiency to minimize direct lifting costs. For the year ended December 31, 2007, our lease operating expense per BOE produced was approximately $9.70, excluding production taxes. Development and production growth activities include infill and extension drilling of new wells, re-completion, pay adds and re-stimulation of existing wells and implementation and management of enhanced oil recovery projects such as waterflood operations. Operational efficiencies and cost reduction measures include optimization of surface facilities, such as fluid handling systems, gas compression or artificial lift installations. Efficiencies are also increased through aggressive monitoring and management of electrical power consumption, injection water quality programs, chemical and corrosion prevention programs and the use of production surveillance equipment and software. In all instances, a proactive approach is taken to achieve the desired result while ensuring minimal environmental impact.
     Accelerate Horizontal Drilling and Fracture Stimulation Activities in Gas Resource Plays. We believe the use of horizontal drilling and fracture stimulations has enabled us to develop reserves economically. The successful application of these technologies has increased net production in these resource plays from inception in July 2004 in the Wolfcamp to 9,306 Mcf per day and from inception in August 2005 in the Barnett Shale to 10,068 Mcf per day

(3)

during the quarter ended December 31, 2007. Based on this success, we plan to continue our activities in these two plays in 2008. Our current budget calls for the drilling and completing of 53 gross (20.0 net) wells in the Barnett Shale and the drilling and completing of 18 gross (15.3 net) wells in the Wolfcamp Carbonate. In addition to the drilling of these new wells, we intend to invest $19.9 million for leasehold, pipeline, gathering, seismic, and other infrastructure in these plays.
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
     Acquire Long-Lived Properties with Enhancement Opportunities. Our acquisition strategy is focused on leveraging our geographical expertise in our core areas of operation and seeking assets located in and around these areas. We selectively evaluate acquisition opportunities and expect that they will continue to play a role in increasing our reserve base and future drilling inventory. When identifying target assets, we focus primarily on reserve quality and assets in new developing plays with upside potential. Through this approach, we have traditionally targeted smaller asset acquisitions which allow us to absorb, enhance and exploit properties without taking on significant integration risk.
     Conduct Exploratory Activities. Although we do not emphasize exploratory drilling, we will selectively undertake exploratory projects that have known geological and reservoir characteristics are in close proximity to existing wells so data from the existing wells can be correlated with seismic data on or near the prospect being evaluated, and that could have a potentially meaningful impact on our reserves.
Drilling Activities in 2007
     The following table shows our gross and net wells drilled, by geographic area, during 2007 and the number of wells in process at December 31, 2007.

			Number of Wells
		Number of	Drilling or	Gross
	Depth	Gross	Waiting on Completion	Productive	Gross
Area	Range (feet)	Wells Drilled	at December 31, 2007	Wells	Dry Wells
North Texas
Barnett Shale	7,000 — 8,000	52	17	34	1
Permian Basin of West Texas and New Mexico
Carm-Ann/Means	4,000 — 4,500	2	—	2	—
Harris	4,000 — 4,500	9	—	9	—
Fullerton	4,000 — 5,000	5	—	5	—
Wolfcamp Gas	4,300 — 4,500	34	1	32	1
Onshore Gulf Coast of Texas
Frio/Yegua/Wilcox	5,000 — 10,000	3	—	3	—

		105	18	85	2

(4)

Drilling and Acquisition Costs
     The table below shows our oil and natural gas property acquisition, exploration and development costs for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
		($ in thousands)

Proved property acquisition costs	$—	$ 27,370	$23,763
Unproved property acquisition costs	36,750	30,058	11,743
Exploration costs	55,827	71,003	15,455
Development costs	61,766	69,285	26,640

	$154,343	$197,716	$77,601

Current Drilling Projects
     Summarized below are our more significant current projects, including our capital budget for these projects in 2008:
     Resource Natural Gas Projects
     We have two resource natural gas projects in varying stages of development. They are the Barnett Shale gas project in the Fort Worth Basin of north Texas and the Wolfcamp gas project in the Permian Basin of New Mexico.
     We have budgeted approximately $100.0 million for these two resource natural gas projects in 2008 for the drilling and completion of approximately 71 new gross wells, leasehold acquisition, pipeline construction and pipeline compression.
     Fort Worth Basin of North Texas and Permian Basin of New Mexico
•	Barnett Shale Gas Project, Tarrant County, Texas
     We have budgeted approximately $60.0 million for this project in 2008 for the drilling and completion of 53 new gross (20.0 net) wells, pipeline construction and leasehold acquisition. As of February 1, 2008, there were 3 drilling rigs running and 15 wells awaiting completion and pipeline connection in the Barnett Shale gas project.
•	Wolfcamp Gas Project, Eddy and Chavez Counties, New Mexico —
     Our New Mexico Wolfcamp gas project consists of three areas of mutual interest in which the primary target is the Wolfcamp formation at a depth of approximately 4,500 feet. We anticipate participating in the drilling of approximately 18 gross (15.3 net) operated horizontal wells in New Mexico during 2008 in the Northern Area. We have budgeted approximately $40.0 million for this project in 2008 to fund the drilling in the Northern Area, the installation of pipelines and related infrastructure, the acquisition of additional leasehold, and the acquisition of 3-D seismic data in the Southern Area. As of February 1, 2008, 1 drilling rig was running, 2 wells were in the process of completion and 1 well was awaiting completion.
     Permian Basin of West Texas
     Our significant producing properties in the Permian Basin of west Texas are described below.
•	Fullerton San Andres Field, Andrews County, Texas
     We have budgeted approximately $4.0 million in 2008 to fund the drilling of an estimated 7 gross (6.2 net) new wells and the conversion to injection of 2 gross (1.6 net) existing wells. Our average working interest in the Fullerton properties is approximately 85%.

(5)

•	Carm-Ann San Andres Field / N. Means Queen Unit, Andrews & Gaines Counties, Texas
     We have budgeted approximately $3.3 million for the Carm-Ann/N. Means Queen properties in 2008 for the drilling and completion of 5 gross (4.3 net) wells and the conversion to injection of 6 gross (5.1 net) existing wells. Our average working interest in these properties is approximately 77%.
•	Harris San Andres Field, Andrews and Gaines Counties, Texas
     We have budgeted approximately $5.3 million for the Harris San Andres properties in 2008 for the drilling of an estimated 7 gross (6.3 net) wells and the re-frac workover or conversion to injection of 16 gross (14.4 net) existing wells. Our average working interest in these properties is approximately 90%.
•	Diamond M Canyon Reef Unit, Scurry County, Texas
     A total of $9.6 million has been budgeted in 2008 for the Diamond M Canyon Reef project for the drilling and completion of approximately 12 gross (7.9 net) new wells and the workover or deepening of approximately 18 gross (11.8 net) existing wells. Our average working interest in these properties is approximately 66% with our work-to-earn arrangement with Southwestern Energy Company.
•	Diamond M Shallow leases, Scurry County, Texas
     A total of $1.3 million has been budgeted in 2008 for the Diamond M Shallow project for the installation of dual injection strings in approximately 25 gross (16.5 net) existing wells. Our average working interest in these properties is approximately 66% with our work-to-earn arrangement with Southwestern Energy Company.
     Onshore Gulf Coast of South Texas
•	Yegua/Frio/Wilcox and Cook Mountain Gas Projects, Jackson, Wharton and Liberty Counties, Texas
     We have budgeted approximately $0.7 million for the south Texas projects in 2008 for the drilling and completion of 2 gross (0.5 net) wells.
     Other Projects
•	Utah/Colorado Conventional Oil & Gas and Heavy Oil Sands Projects, Uinta Basin
     We have budgeted approximately $1.5 million for the Utah/Colorado project in 2008 for the drilling and completion of 3 gross (2.9 net) wells and the acquisition of additional leasehold. We own and operate 97.5% of this project.
Oil and Natural Gas Prices
     The average wellhead prices we received for the oil and natural gas we produced in 2007, 2006 and 2005 are shown in the table below.

	Average Price Received for the
	Year Ended December 31,
	2007	2006	2005

Oil (Bbl)	$65.97	$59.86	$51.78

Natural gas (Mcf)	$6.29	$6.19	$8.54
     The average price we received for our oil sales at February 1, 2008 was approximately $85.17 per Bbl. At the same date, the average price we were receiving for our natural gas was approximately $6.91 per Mcf.

(6)

     There is substantial uncertainty regarding future oil and natural gas prices and we can provide no assurance that prices will remain at current levels. We have entered into derivative contracts in an attempt to reduce the risk of fluctuating oil and natural gas prices.
Employees and Consultants
     At February 1, 2008, we had 43 full time employees. We also retain independent land, geological, geophysical, engineering, drilling and financial consultants from time to time and expect to continue to do so in the future. Additionally, we retain contract pumpers on a month-to-month basis.
     Until his retirement on June 26, 2007, Thomas R. Cambridge, our former Chairman of the Board of Directors, served in the capacity of a geological consultant and not as a full-time employee.
     We consider our employee relations to be satisfactory. None of our employees are represented by a union and we have not experienced work stoppages or strikes.
Wells Drilled
     The following table shows certain information concerning the number of gross and net wells we drilled during the three-year period ended December 31, 2007.

	Exploratory Wells (1)				Development Wells (2)
Year Ended	Productive		Dry		Productive		Dry
December 31,	Gross	Net	Gross	Net	Gross	Net	Gross	Net

2007	36.0	13.93	1.0	1.00	67.0	32.3	1.00	0.37

2006	5.0	2.87	3.0	1.42	122.0	68.4	1.00	0.08

2005	21.0	5.32	6.0	0.64	48.0	27.5	—	—

(1)	An exploratory well is a well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

(2)	A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
     All of our drilling is performed on a contract basis by third-party drilling contractors. We do not own any drilling equipment. We maintain a limited number of supervisory and field personnel to oversee drilling and production operations. Our plans to drill additional wells are determined in part by the anticipated availability of acceptable drilling equipment and crews. We do not currently have any contractual commitments that ensure we will have adequate drilling equipment or crews to achieve our drilling plans. As of February 1, 2008, we had 3 drilling rigs in operation at our Barnett Shale project and 1 drilling rig in operation at our New Mexico project. We believe that we currently can secure commitments from drilling companies that will make equipment available to us for drilling wells on our operated projects. In the case of our non-operated properties, we also believe that the operators of these other properties will be able to secure equipment for drilling on our non-operated properties. However, we can provide no assurance that our expectations regarding the availability of drilling equipment from these companies will be met.
     At February 1, 2008, we were participating in the completion of 10 gross (4.69 net) wells, 6 gross (1.92 net) wells were awaiting completion, 2 gross (0.66 net) wells were shut-in waiting on pipelines and 4 gross (1.47 net) wells were in process of drilling.

(7)

Volumes, Prices and Lifting Costs
     The following table shows certain information about our oil and natural gas production volumes, average sales prices per Mcf of natural gas and Bbl of oil and the average lifting (production) cost per BOE for the three-year period ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per unit data)
Production, Prices and Lifting Costs:
Oil (Bbls)	1,051	1,137	923
Natural gas (Mcf)	7,422	6,539	3,592
BOE	2,288	2,227	1,522
Oil price (per Bbl) (1)	$65.97	$59.86	$51.78
Natural gas price (per Mcf) (1)	$6.29	$6.19	$8.54
BOE price (1)	$50.72	$48.73	$51.57
Average Lifting Cost (including production taxes) per BOE	$11.60	$10.06	$9.24

(1)	Average price received at the wellhead for our oil and natural gas.
     In 2007, approximately 46% of the volume of our production was oil and 54% was natural gas. The majority of the oil production is from our Permian Basin longer-lived oil assets. The majority of the natural gas production is from our Barnett Shale and New Mexico Wolfcamp assets.
     The following table summarizes our revenues by product sold for each year in the three year period ended December 31, 2007.

	2007	2006	2005
		($ in thousands)

Oil revenue	$69,315	$68,076	$47,800
Effect of oil hedges	—	(11,512)	(12,139)
Natural gas revenue	46,716	40,461	30,690
Effect of natural gas hedges	—	—	(201)

	$116,031	$97,025	$66,150

     Our oil sales in 2007 represented approximately 60% of our combined oil and natural gas revenues (not considering the effect of hedging) for the year ended December 31, 2007, as compared to 63% in 2006, and 61% in 2005.
Markets and Customers
     Our oil and natural gas production is sold at the well site on an as produced basis at market-related prices in the areas where the producing properties are located. We do not refine or process any of the oil or natural gas we produce and all of our production is sold to unaffiliated purchasers on a month-to-month basis.

(8)

     In the table below, we show the purchasers that accounted for 10% or more of our revenues during the specified years.

	2007	2006	2005

Allegro Investments, Inc.	(1)	(1)	14%
Conoco, Inc.	21%	20%	12%
Texland Petroleum, Inc.	30%	30%	40%
Tri-C Resources, Inc.	(1)	12%	(1)
Dale Operating Company	(1)	10%	(1)
Chesapeake Operating, Inc.	12%	(1)	(1)

(1)	Less than 10%.
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
     We have three field offices and storage facilities. These three offices are located in Andrews and Snyder, Texas and Hagerman, New Mexico. The current monthly rental rate is $1,200 for the Snyder office. The Snyder office lease expires upon the cessation of production from the Diamond “M” area wells.
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

(9)

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

(10)

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

(11)

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
     Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of fossil fuels, are examples of greenhouse gases. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least nine states in the Northeast and five states in the West including New Mexico have declined to wait on Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our products.

(12)

ITEM 1A. RISK FACTORS
     The following should be considered carefully with the information provided elsewhere in this Annual Report on Form 10-K in reaching a decision regarding an investment in our securities.
Risks Related to Our Business
The volatility of the oil and natural gas industry may have an adverse impact on our operations.
     Our revenues, cash flows and profitability are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Any significant or extended decline in oil or natural gas prices will have a material adverse effect on our business, financial condition and results of operations and could impair access to future sources of capital. Volatility in the oil and natural gas industry results from numerous factors, over which we have no control, including:
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
     Our future performance depends in part upon our ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves decline as they are depleted and we must locate and develop or acquire new oil and natural gas reserves to replace reserves being depleted by production. No assurance can be given that we will be able to find and develop or acquire additional reserves on an economic basis. If we cannot economically replace our reserves, our results of operations may be materially adversely

(13)

affected and our stock price may decline and the price at which a note holder would be able to sell our 10 1/4% senior notes could decline.
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

(14)

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
We do not control all of our operations and development projects, which may adversely affect our production, revenues and results of operations.
     Substantially all of our business activities are conducted through joint operating agreements under which we own partial interests in oil and natural gas wells. As of December 31, 2007, we owned interests in 369 gross (306.55 net) oil and natural gas wells for which we were the operator and 569 gross (270.84 net) oil and natural gas wells where we were not the operator. Included in these wells are 175 gross (79.07 net) wells which are shut in or temporarily abandoned and 128 gross (98.30 net) injection wells. Furthermore, we are not the operator of any of our interests in the Barnett Shale project. As a result, the success and timing of our drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s:
•	timing and amount of capital expenditures;

•	expertise and financial resources;

•	inclusion of other participants in drilling wells; and

•	use of technology.
     Further, we may not be in a position to remove the operator in the event of poor performance, and we may not have control over normal operating procedures, expenditures or future development of underlying properties. If drilling and development activities are not conducted on these properties or are not conducted on a timely basis, we may be unable to increase our production or offset normal production declines, which may adversely affect our production, revenues and results of operations.
Our business is subject to many inherent risks, including operating risks, which may result in substantial losses, and insurance may be unavailable or inadequate to protect us against these risks.
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
     Our operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and natural gas. These hazards and risks include, but are not limited to:
•	explosions, blowouts and fires;

•	natural disasters;

•	pressure forcing oil or natural gas out of the wellbore at a dangerous velocity coupled with the potential for fire or explosion;

•	weather;

•	failure of oilfield drilling and service equipment and tools;

•	changes in underground pressure in a formation that causes the surface to collapse or crater;

•	pipeline ruptures or cement failures;

(15)

•	environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases; and

•	availability of needed equipment at acceptable prices, including steel tubular products.
     Any of these risks can cause substantial losses resulting from:
•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.
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
     Historically, we have financed capital expenditures primarily with cash generated by operations, proceeds from borrowings and sales of our equity securities. In addition, we have sold and may consider selling additional assets to raise additional operating capital. From time to time, we may also reduce our ownership interests in our projects in order to reduce our capital expenditure requirements.
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
     If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future drilling projects. We may, from time to time, seek additional financing, either in the form of increased bank borrowings, sale of debt or equity securities or other forms of financing and there can be no assurance as to the availability of any additional financing upon terms acceptable to us.
There are risks in acquiring producing properties, including difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of management attention, increasing the scope, geographic diversity and complexity of our operations and incurrence of additional debt.

(16)

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
We could experience delays in securing drilling equipment and crews, which would cause us to fail to meet our drilling plans and negatively impact our operations.
     We utilize drilling contractors to perform all of the drilling on our projects. We maintain a limited number of supervisory and field personnel to oversee drilling and production operations. Our plans to drill additional wells are determined in large part by the anticipated availability of acceptable drilling equipment and crews. We do not currently have any contractual commitments that ensure we will have adequate drilling equipment or crews to achieve our drilling plans. If our anticipated levels of drilling equipment are not made available to us, we will have to modify our drilling plans, which would cause us to fail to meet our drilling plans and negatively impact our operations. If we cannot meet our drilling plans, the value of your investment in us may decline.
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
     A substantial portion of our proved oil and natural gas reserves are located in the Permian Basin of West Texas and Eastern New Mexico. Specifically, as of December 31, 2007, approximately 93.5% of the present value of our estimated future net revenues from our proved reserves relates to our proved reserves located in the Permian Basin. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs, significant governmental regulation, including any curtailment of production, or interruption of transportation of oil or natural gas produced from the wells.
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

(17)

     In the past, some of our derivative contracts required us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations exceeded certain levels. Future collateral requirements are uncertain but will depend on arrangements with our counterparties and highly volatile oil and natural gas prices.
     In addition, increases in oil and natural gas prices negatively affect the fair value of certain of our derivatives contracts as recorded in our balance sheet and, consequently, our reported net income. Changes in the recorded fair value of certain of our derivatives contracts are marked to market through earnings and the decrease in the fair value of these contracts during any period could result in significant charges to earnings. The increase in oil and natural gas prices, should it continue, will cause this negative effect on earnings to become more significant. We are currently unable to estimate the effects on earnings in future periods, but the effects could be significant.
We are subject to complex federal, state and local laws and regulations that could adversely affect our business.
     Extensive federal, state and local regulation of the oil and natural gas industry significantly affects our operations. In particular, our oil and natural gas exploration, development and production activities are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:
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

(18)

Declining oil and natural gas prices may cause us to record ceiling test write-downs.
     We use the full cost method of accounting to account for our oil and natural gas operations. This means that we capitalize the costs to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the capitalized costs of oil and natural gas properties may not exceed a ceiling limit, which is based on the present value of estimated future net revenues, net of income tax effects, from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. These rules generally require pricing future oil and natural gas production at unescalated oil and natural gas prices in effect at the end of each fiscal quarter, with effect given to cash flow hedge positions. If our capitalized costs of oil and natural gas properties, net of related deferred taxes, exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a ceiling test write-down. This non-cash impairment charge does not affect cash flow from operating activities, but it does reduce stockholders’ equity. Generally, impairment charges cannot be restored by subsequent increases in the prices of oil and natural gas.
     The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when oil and natural gas prices decline. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.
     We did not recognize an impairment in 2007. We cannot assure you that we will not experience ceiling test write-downs in the future.
Terrorist activities may adversely affect our business.
     Terrorist activities, including events similar to those of September 11, 2001, or armed conflict involving the United States may adversely affect our business activities and financial condition. If events of this nature occur and persist, the resulting political and social instability could adversely affect prevailing oil and natural gas prices and cause a reduction in our revenues. In addition, oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged. Costs associated with insurance and other security measures may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
We are highly dependent upon key personnel.
     Our success is highly dependent upon the services, efforts and abilities of key members of our management team. Our operations could be materially and adversely affected if one or more of these individuals become unavailable for any reason.
     We do not have employment agreements with any of our officers or other key employees. Without these agreements, our ability to obtain and retain qualified officers and employees may be adversely affected, especially in periods of improving market conditions.
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
     Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports, our business decision process may be adversely affected, our business and operating results could be harmed, and investors could lose confidence in our reported financial information.

(19)

Our business can be adversely impacted by downward changes in oil and natural gas prices, and most significantly by declines in oil prices.
     Our revenues, cash flows and profitability are substantially dependent on prevailing oil and natural gas prices, which are volatile. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem. Because approximately 87.0% of our estimated future revenues from our proved reserves as of December 31, 2007 are from oil production, we will be more affected by movements in oil prices.
A shortage of available drilling rigs, equipment and personnel may delay or restrict our operations.
     The oil and natural gas industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or personnel. During these periods, the costs and delivery times of drilling rigs, equipment and supplies are substantially greater. In addition, demand for, and wage rates of, qualified drilling rig crews rise with increases in the number of active rigs in service. Shortages of drilling rigs, equipment, supplies or personnel may increase drilling costs or delay or restrict our exploration and development operations, all or any one of which could harm our business financial condition and results of operations.
Risks Relating to Our Common Stock
We do not pay dividends on our common stock.
     We have never paid dividends on our common stock, and do not intend to pay cash dividends on the common stock in the foreseeable future. Net income from our operations, if any, will be used for the development of our business, including capital expenditures and to retire debt. Any decisions to pay dividends on the common stock in the future will depend upon our profitability at the time, the available cash and other factors. Our ability to pay dividends on our common stock is further limited by the terms of our revolving credit facility and the Indenture governing our 10 1/4% senior notes
Our stockholders’ rights plan, provisions in our corporate governance documents and Delaware law may delay or prevent an acquisition of Parallel, which could decrease the value of our common stock.
     Our certificate of incorporation, our bylaws and the Delaware General Corporation Law contain provisions that may discourage other persons from initiating a tender offer or takeover attempt that a stockholder might consider to be in the best interest of all stockholders, including takeover attempts that might result in a premium to be paid over the market price of our stock.
     On October 5, 2000, our Board of Directors adopted a stockholder rights plan. The plan is designed to protect Parallel from unfair or coercive takeover attempts and to prevent a potential acquirer from gaining control of Parallel without fairly compensating all of the stockholders. The plan authorized 50,000 shares of $0.10 par Series A Preferred Stock Purchase Rights. A dividend of one Right for each share of our outstanding common stock was distributed to stockholders of record at the close of business on October 16, 2000. If a public announcement is made that a person has acquired 15% or more of our common stock, or a tender or exchange offer is made for 15% of more of the common stock, each Right entitles the holder to purchase from the company one one-thousandth of a share of Series A Preferred Stock, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment. In addition, under certain circumstances, the rights entitle the holders to buy Parallel’s stock at a 50% discount. We are authorized to issue 10.0 million shares of preferred stock; there are no outstanding shares as of December 31, 2007. Our Board of Directors has total discretion in the issuance and the determination of the rights and privileges of any shares of preferred stock which might be issued in the future, which rights and privileges may be detrimental to the holders of the common stock. It is not possible to state the actual effect of the authorization and issuance of a new series of preferred stock upon the rights of holders of the common stock and other series of preferred stock unless and until the Board of Directors determines the attributes of any new series of preferred stock and the specific rights of its holders. These effects might include:
•	restrictions on dividends on common stock and other series of preferred stock if dividends on any new series of preferred stock have not been paid;

(20)

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
     Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. These potential sales could include sales of our common stock by our directors and officers, who beneficially owned approximately 3.35% of the outstanding shares of our common stock as of February 14, 2008.
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
Risks Relating to Our 10 1/4% Senior Notes and Our Other Indebtedness
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt, including our 10 1/4% senior notes.
     As of December 31, 2007, we had total debt of approximately $205.4 million (of which $150.0 million consisted of our 10 1/4% senior notes due 2014 net of $4.6 million in unamortized issue discount and $60.0 million consisted of borrowings under our revolving credit facility, excluding letters of credit). Our level of debt could have important consequences for you, including the following:
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

(21)

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
     We may be able to incur substantially more debt in the future. Although the Indenture governing our 10 1/4% senior notes and the amended and restated credit agreement governing our revolving credit facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2007, we had approximately $140.0 million of additional borrowing capacity under our revolving credit facility, excluding letters of credit, subject to specific requirements, including compliance with financial covenants. In addition, the Indenture governing our 10 1/4% senior notes and our revolving credit facility do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new indebtedness is added to our current indebtedness levels, the risks described above could substantially intensify.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
     Our ability to make payments on and to refinance our indebtedness, including the 10 1/4% senior notes, and to fund planned capital expenditures will depend on our ability to generate cash from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the prices that we receive for oil and natural gas. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs.
     If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. The Indenture governing our 10 1/4% senior notes and the amended and restated credit agreement governing our revolving credit facility restrict our ability to dispose of assets and use the proceeds from the disposition. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness, including our revolving credit facility, would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. If we fail to meet our payment obligations under our revolving credit facility, those lenders would be entitled to foreclose on substantially all of our assets and liquidate those assets. Under those circumstances, our cash flow and capital resources could be insufficient for payment of interest on and principal of our debt in the future, including payments on our 10 1/4% senior notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations, impair our liquidity, or cause the holders of our 10 1/4% senior notes to lose a portion of or the entire value of their investment.
     A default on our obligations could result in:
•	our debt holders declaring all outstanding principal and interest due and payable;

•	the lenders under our revolving credit facility terminating their commitments to loan us money and foreclose against the assets securing their loans to us; and

•	our bankruptcy or liquidation, which is likely to result in delays in the payment of our 10 1/4% senior notes and in the exercise of enforcement remedies under our 10 1/4% senior notes.
     In addition, provisions under the bankruptcy code or general principles of equity that could result in the impairment of your rights include the automatic stay, avoidance of preferential transfers by a trustee or a debtor-in-possession, limitations of collectibility of unmatured interest or attorneys’ fees and forced restructuring of our 10 1/4% senior notes.

(22)

Restrictive debt covenants in the Indenture and the amended and restated credit agreement governing our revolving credit facility restrict our business in many ways.
     The Indenture governing our 10 1/4% senior notes contains a number of significant covenants that, among other things, restrict our ability to:
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
     These covenants could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants impose on us. A breach of any of these covenants could result in a default under the 10 1/4% senior notes which, if not cured or waived, could result in acceleration of the 10 1/4% senior notes.
     In addition, the amended and restated credit agreement governing our revolving credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under the facility. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the revolving credit facility. If the lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our revolving credit facility and our other indebtedness, including the 10 1/4% senior notes.
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
We are subject to many restrictions under our revolving credit facility. If we default under our revolving credit facility, the lenders could foreclose on, and acquire control of, substantially all of our assets.
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

(23)

     The lenders under our revolving credit facility have liens on substantially all of our assets. Additionally, the revolving credit facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We are also required to comply with certain financial covenants and ratios under this facility. Although we were in compliance with these covenants at December 31, 2007, in the past we have had to request waivers from our banks because of our non-compliance with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. As a result of the liens held by our lenders, if we fail to meet our payment or other obligations under this credit facility, including our failure to meet any of the required financial covenants or ratios, the lenders would be entitled to foreclose on substantially all of our assts and liquidate those assets. Our failure to comply with any of the restrictions and covenants under the revolving credit facility could result in a default under both the revolving credit facility and the Indenture governing our 10 1/4% senior notes, which could cause all of our existing indebtedness to be immediately due and payable.
Our 10 1/4% senior notes are structurally subordinated to any of our secured indebtedness to the extent of the assets securing such indebtedness.
     Our obligations under the 10 1/4% senior notes are unsecured, but our obligations under our revolving credit facility are secured by liens on substantially all of our assets. Holders of this indebtedness and any other secured indebtedness that we may incur in the future will have claims with respect to our assets constituting collateral for such indebtedness that are prior to claims of holders of the 10 1/4% senior notes. In the event of a default on such secured indebtedness or our bankruptcy, liquidation or reorganization, those assets would be available to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the 10 1/4% senior notes. Accordingly, any such secured indebtedness will effectively be senior to the 10 1/4% senior notes to the extent of the value of the collateral securing the indebtedness. While the Indenture governing the 10 1/4% senior notes places some limitations on our ability to create liens, there are significant exceptions to these limitations that will allow us to secure some kinds of indebtedness without equally and ratably securing the 10 1/4% senior notes, including any future indebtedness we may incur under a credit facility. To the extent the value of the collateral is not sufficient to satisfy our secured indebtedness, the holders of that indebtedness would be entitled to share with the holders of the 10 1/4% senior notes and the holders of other claims against us with respect to our other assets. As of December 31, 2007, we had approximately $60 million in secured indebtedness outstanding under our revolving credit facility, excluding letters of credit.
A subsidiary guarantee could be voided if it constitutes a fraudulent transfer under U.S. bankruptcy or similar state laws, which would prevent the holders of our 10 1/4% senior notes from relying on the subsidiary to satisfy our payment obligations under the 10 1/4% senior notes.
     Initially, there will be no subsidiary guarantees of the 10 1/4% senior notes, but in the future such guarantees may occur. Federal and state statutes allow courts, under specific circumstances, to void subsidiary guarantees, or require that claims under the subsidiary guarantee be subordinated to all other debts of the subsidiary guarantor, and to require creditors such as the noteholders to return payments received from subsidiary guarantors. Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a subsidiary guarantee could be voided or claims in respect of a subsidiary guarantee could be subordinated to all other debts of that subsidiary guarantor if, for example, the subsidiary guarantor, at the time it issued its subsidiary guarantee:
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

(24)

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
     To the extent a court voids a subsidiary guarantee as a fraudulent transfer or holds the subsidiary guarantee unenforceable for any other reason, holders of 10 1/4% senior notes would cease to have any direct claim against the subsidiary guarantor. If a court were to take this action, the subsidiary guarantor’s assets would be applied first to satisfy the subsidiary guarantor’s liabilities, if any, before any portion of its assets could be distributed to us to be applied to the payment of the 10 1/4% senior notes. We cannot assure you that a subsidiary guarantor’s remaining assets would be sufficient to satisfy the claims of the holders of 10 1/4% senior notes related to any voided portions of the subsidiary guarantees.
We may not have sufficient liquidity to repurchase the 10 1/4% senior notes upon a change of control.
     Upon the occurrence of a change of control, holders of 10 1/4% senior notes will have the right to require us to repurchase all or any part of such holder’s 10 1/4% senior notes at a price equal to 101% of the principal amount of the 10 1/4% senior notes, plus accrued and unpaid interest, if any, to the date of repurchase. We may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions under our revolving credit facility may not allow such repurchases. In addition, an event constituting a “change of control” (as defined in the indenture governing the 10 1/4% senior notes) could be an event of default under our revolving credit facility that would, if it should occur, permit the lenders to accelerate that debt and that, in turn, would cause an event of default under the indenture governing the 10 1/4% senior notes, each of which could have material adverse consequences for us and the holders of the 10 1/4% senior notes. The source of any funds for any repurchase required as a result of a change of control will be our available cash or cash generated from our business operations or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. We cannot assure you, however, that sufficient funds would be available at the time of any change of control to make any required repurchases of the 10 1/4% senior notes tendered and to repay debt under our revolving credit facility.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     We have not received any written comments from the staff of the Securities and Exchange Commission that remain unresolved.

(25)

ITEM 2. PROPERTIES
General
          Our principal properties consist of working interests in developed and undeveloped oil and natural gas leases and the reserves associated with those leases. Generally, developed oil and natural gas leases remain in force so long as production is maintained. Undeveloped oil and natural gas leaseholds are generally for a primary term of five or ten years. In most cases, we can extend the term of our undeveloped leases by paying delay rentals or by producing reserves that we discover under our leases.
          The map below shows our principal areas of operations.

(26)

Producing Wells and Acreage
     We have presented the table below to provide you with a summary of the producing oil and natural gas wells and the developed and undeveloped acreage in which we owned an interest at December 31, 2007. We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests. Also excluded are 150 gross wells for which we were serving as operator at December 31, 2007, but in which we did not own an interest.

	Producing Wells(1)				Acreage
	Oil(2)		Gas		Developed		Undeveloped
	Gross	Net(3)	Gross	Net(3)	Gross	Net(4)	Gross	Net(4)
Resource Projects
Barnett Shale	—	—	55	14.68	2,400	785	26,363	7,774
New Mexico	—	—	69	32.30	13,877	8,920	92,480	68,347

Total Resource Projects	—	—	124	46.98	16,277	9,705	118,843	76,121

Permian Basin of West Texas
Fullerton	151	127.50	—	—	3,683	3,155	—	—
Carm-Ann/N. Means Queen	89	75.84	—	—	5,560	4,843	235	235
Harris	69	61.75	—	—	1,303	1,176	1,816	1,783
Diamond M	50	32.94	—	—	5,805	3,809	—	—
Other Permian	73	31.66	28	12.67	23,079	15,469	—	—

Total Permian Basin	432	329.69	28	12.67	39,430	28,452	2,051	2,018

Onshore Gulf Coast of South Texas
Yegua/Frio/Wilcox	3	0.62	34	8.45	4,732	1,993	2,734	1,022
Cook Mountain	—	—	12	1.31	1,059	150	74	14

Total Onshore Gulf Coast of South Texas	3	0.62	46	9.76	5,791	2,143	2,808	1,036

Other Projects
Cotton Valley	—	—	2	0.30	561	74	10,463	1,077
Utah/Colorado	—	—	—	—	—	—	163,196	155,454

Total Other Projects	—	—	2	0.30	561	74	173,659	156,531

Grand Total	435	330.31	200	69.71	62,059	40,374	297,361	235,706

(1)	Does not include 175 gross (79.07 net) wells that were shut in or temporarily abandoned as of December 31, 2007.

(2)	Does not include 128 gross (98.30 net) injection wells as of December 31, 2007.

(3)	Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(4)	Net acres are computed by multiplying the number of gross acres by our working interest in the gross acres.
     At December 31, 2007, we owned interests in 369 gross (306.55 net) oil and natural gas wells for which we were the operator and 569 gross (270.84 net) oil and natural gas wells where we were not the operator.
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
     For a more detailed description of our exploration and development activities, you should read “Item 1, Business — Current Drilling Projects” beginning on page 5 of this Annual Report on Form 10-K.

(27)

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
Oil and Natural Gas Reserves
     For the year ended December 31, 2007, our oil and natural gas reserves were estimated by Cawley Gillespie & Associates, Inc., Fort Worth, Texas.
     At December 31, 2007, our total estimated proved reserves were approximately 28.4 MMBbls of oil and approximately 57.2 Bcf of natural gas, or 38.0 MMBOE.
     The information in the following table provides you with certain information regarding our proved reserves as estimated by Cawley Gillespie & Associates, Inc. at December 31, 2007.

	Proved Developed	Proved Developed	Proved	Total
	Producing	Non-Producing	Undeveloped	Proved

Oil (MBbls)	13,570	808	14,056	28,434

Gas (MMcf)	41,375	181	15,678	57,234

MBOE	20,466	838	16,669	37,973
     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

(28)

     The table below shows the production from our oil and natural gas properties for the year ended December 31, 2007 and the proved reserves attributable to those properties as of December 31, 2007.

				Reserves
	Production			Total Proved		Proved Developed
		Natural			Natural		Natural
	Oil	Gas		Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	BOE	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Resource Projects
Barnett Shale	—	3,030	505	—	17,714	—	14,530
New Mexico Wolfcamp	4	2,731	459	1	24,284	1	17,150

Total Resource Projects	4	5,761	964	1	41,998	1	31,680

Permian Basin of West Texas

Fullerton	536	110	554	9,358	1,744	8,945	1,661
Carm-Ann San Andres/N. Means Queen	161	146	186	6,554	4,159	1,694	1,161
Harris	194	42	201	8,086	1,113	2,362	467
Diamond M	80	107	98	3,855	2,195	796	562
Other Permian Basin	45	306	96	479	3,154	479	3,154

Total Permian Basin	1,016	711	1,135	28,332	12,365	14,276	7,005

Onshore Gulf Coast of South Texas	31	950	189	101	2,871	101	2,871

Total	1,051	7,422	2,288	28,434	57,234	14,378	41,556

     Estimates of our proved reserves and future net revenues are made using sales prices and costs, estimated to be in effect as of the date of our reserve estimates that are held constant throughout the life of the properties, except to the extent a contract specifically provides for escalation of prices or costs. The average prices utilized in the estimation of our reserve calculations as of December 31, 2007 were $89.93 per Bbl of oil and $6.77 per Mcf of natural gas.
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
     Our estimated reserves have not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

(29)

ITEM 3.	LEGAL PROCEEDINGS
     On May 21, 2007, we received a Notice of Proposed Adjustment, or the “Notice” from the Internal Revenue Service, or the “Service”, advising us of proposed adjustments to our calculations of federal income tax resulting in a proposed alternative minimum tax liability in the aggregate amount of approximately $2.0 million for the years 2004 and 2005. After advising the Service that we intended to appeal the Notice, we received correspondence from the Service on July 10, 2007 stating that the issue remains in development pending receipt of additional documents requested and any proposed tax adjustment would not be made until after reviewing the documents requested. On November 5, 2007, we received an examination report related to this matter which reduces the amount of proposed adjustment to approximately $1.1 million, which includes interest. On December 21, 2007, we filed an appeal with the Service protesting the proposed adjustment of $1.1 million. We intend to vigorously contest the adjustment proposed by the Service and believe that we will ultimately prevail in our position. We would expect the recording of any adjustment, if later determined to be required, to entail recognition of a deferred tax asset and a corresponding current liability for federal income taxes payable. Such an adjustment would generally not result in a charge to earnings except for amounts which might be assessed for penalties or interest on underpayment of current tax for our fiscal years ended December 31, 2004 and 2005. If a liability for penalties or interest were determined to be probable, the amounts of such penalties and/or interest would be charged to earnings. We believe that the effects of this matter will not have a material adverse effect on our financial position or results of operations for any fiscal year, but could have a material adverse effect on our results of operations for the fiscal quarter in which we actually incur or establish a liability for penalties or interest.
     We are not a defendant in any other litigation or other proceedings and we are not aware of any other threatened material litigation, nor have we been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We did not submit any matter to a vote of our stockholders during the fourth quarter of 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock trades on the Nasdaq Global Market under the symbol “PLLL”. The following table shows, for the periods indicated, the high and low closing price per share for our common stock as reported on the Nasdaq Global Market.

	Price Per Share
	High	Low
2005
First Quarter	$7.60	$5.01
Second Quarter	$9.00	$6.26
Third Quarter	$14.15	$8.29
Fourth Quarter	$18.52	$11.41

2006
First Quarter	$21.13	$15.67
Second Quarter	$25.56	$18.47
Third Quarter	$26.39	$18.90
Fourth Quarter	$20.96	$16.34

2007
First Quarter	$23.31	$16.00
Second Quarter	$24.69	$21.79
Third Quarter	$22.88	$16.76
Fourth Quarter	$20.96	$16.65

(30)

     The closing price of our common stock on February 1, 2008 was $14.38 per share, as reported on the Nasdaq Global Market.
     As of February 1, 2008, there were approximately 2,355 stockholders of record. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.
Dividends
     We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. We intend to retain earnings to finance the expansion of our business and for general corporate purposes. Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. Our revolving credit facility and the Indenture governing our 10 1/4% senior notes restrict our ability to pay dividends on our common stock. See “Risks Related to Our Common Stock — We do not pay dividends on our common stock” on page 20.
Sale of Unregistered Securities
     At our annual meeting of stockholders held on June 22, 2004, the stockholders approved the Parallel Petroleum Corporation 2004 Non-Employee Director Stock Grant Plan. You can find a description of this plan on page 83. Historically, Director’s fees had been paid solely in cash. However, upon approval of the plan by the stockholders, we began paying an annual retainer fee to each non-employee Director in the form of common stock. Only Directors of Parallel who are not employees of Parallel or any of its subsidiaries are eligible to participate in the plan. Under the plan, each non-employee Director is entitled to receive an annual retainer fee consisting of shares of common stock that are automatically granted on the first day of July in each year, beginning on July 1, 2004. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Global Market for the ten consecutive trading days commencing fifteen trading days be-fore the first day of July of each year. On July 1, 2007, and in accordance with the terms of the plan, a total of 4,400 shares of common stock were granted to four non-employee Directors as follows: Jeffrey G. Shrader — 1,100 shares; Edward A. Nash — 1,100 shares; Martin B. Oring — 1,100 shares; and Ray M. Poage — 1,100 shares. The shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Generally, shares issued under this plan are not transferable as long as the non-employee Director holding the shares remains a Director of Parallel.
     On July 31, 2007, we completed a private offering of unsecured 10 1/4% senior notes in the principal amount of $150.0 million. The net proceeds, after payment of typical transaction expenses, of the senior notes of approximately $143.5 million were used first to retire all of our indebtedness under our Second Lien Term Loan Agreement, with the remainder being applied to the repayment of indebtedness under our revolving credit facility.
Repurchase of Equity Securities
     Neither we nor any “affiliated purchaser” repurchased any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2007.

(31)

ITEM 6.	SELECTED FINANCIAL DATA
          In the table below, we provide you with selected historical financial data. We have prepared this information using our audited Consolidated Financial Statements for the five-year period ended December 31, 2007. It is important that you read this data along with our audited Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. The selected financial data provided are not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2007	2006(1)	2005	2004	2003
		($ in thousands, except per share and per unit data)
Consolidated Income Statements Data:
Operating revenues	$116,031	$97,025	$66,150	$35,837	$33,855
Operating expenses	$67,066	$56,606	$32,805	$23,571	$21,138
Income (loss) before cumulative effect of change in accounting principle	$(4,661)	$26,155	$(1,589)	$2,271	$7,664
Net income (loss)	$(4,661)	$26,155	$(1,589)	$2,271	$7,602
Cumulative preferred stock dividend	$—	$—	$(271)	$(572)	$(580)
Net income (loss) available to common stockholders	$(4,661)	$26,155	$(1,860)	$1,699	$7,022

Income (loss) per common share before cumulative effect of change in accounting principle
Basic	$(0.12)	$0.73	$(0.06)	$0.07	$0.33
Diluted	$(0.12)	$0.71	$(0.06)	$0.07	$0.31
Weighted average common stock and common stock equivalents outstanding
Basic	38,120	35,888	32,253	25,323	21,264
Diluted	38,120	36,756	32,253	25,688	24,175

Cash dividends — common stock	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data:
Total assets	$563,093	$442,818	$253,008	$170,671	$118,343
Total liabilities	$327,831	$259,036	$163,506	$110,677	$57,111
Long-term debt, less current maturities	$205,383	$165,000	$100,000	$79,000	$39,750
Total stockholders’ equity	$235,262	$183,782	$89,502	$59,994	$61,232

Consolidated Statement of Cash Flow Data:
Cash provided by (used in)
Operating activities	$76,619	$74,186	$37,118	$18,156	$19,493
Investing activities	$(167,397)	$(200,548)	$(84,949)	$(69,518)	$(15,494)
Financing activities	$92,684	$125,854	$49,468	$38,765	$1,567

Operating Data:
Product Sales
Oil (Bbls)	1,051	1,137	923	729	629
Gas (Mcf)	7,422	6,539	3,592	2,690	3,356
BOE	2,288	2,227	1,522	1,177	1,188

Average sales price(2)
Oil (per Bbl)	$65.97	$59.86	$51.78	$39.05	$29.11
Gas (per M cf)	$6.29	$6.19	$8.54	$5.85	$5.40
Proved reserves
Oil (Bbls)	28,434	28,721	21,192	18,916	12,084
Gas (M cf)	57,234	58,896	25,237	16,825	16,271

(1)	Results include $9.0 million of equity in income of pipeline and gathering systems representing Parallel’s share of net gain on sale of certain pipeline assets.

(2)	Excludes the effects of hedging.

(32)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist you in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2007. You should read the following discussion and analysis in conjunction with our selected financial data and our accompanying audited Consolidated Financial Statements and the related notes to those financial statements included elsewhere in this report.
     The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see “Cautionary Statement Regarding Forward-Looking Statements” on page (ii).
Overview and Strategy
     We are a Midland, Texas-based independent oil and natural gas exploration and production company focused on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploring for new oil and natural gas reserves. The majority of our current producing properties are in the Permian Basin of West Texas and New Mexico, the Fort Worth Basin of North Texas, and the onshore Gulf Coast area of South Texas.
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
     Since the latter part of 2002, we have reduced our emphasis on high risk exploration efforts and started focusing on established geologic trends where we can utilize the engineering, operational, financial and technical expertise of our entire staff. Although we expect to continue participating in exploratory drilling activities, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are important criteria in the execution of our business plan. In summary, our current business plan:
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
     Although the direction of our exploration and development activities has shifted from higher-risk exploratory activities to lower-risk development opportunities, we will continue our efforts, as we have in the past, to maintain low general and administrative expenses relative to the size of our overall operations, utilize advanced technologies, serve as operator in appropriate circumstances, and reduce operating costs.
     The extent to which we are able to implement and follow through with our business plan will be influenced by:
•	the prices we receive for the oil and natural gas we produce;

•	the results of reprocessing and reinterpreting our 3-D seismic data;

•	the results of our drilling activities;

•	the costs of obtaining high quality field services;

(33)

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
Results of Operations
          As described under “Item 1. Business — About Our Business and Strategy”, we changed our business model in 2002. At the beginning of 2002, our total proved reserves were approximately 3.2 MMBoe with a reserves to production ratio of approximately 4 to 1. Through the execution of this business model, our reserves at the end of 2007 were approximately 38.0 MMBoe with a reserves to production ratio of approximately 16.6 to 1. As described on page 13 of this Annual Report on Form 10-K, the failure to replace oil and natural gas reserves may negatively affect our business. We monitor this risk by comparing the quantity of our oil and natural gas reserves at the end of each year to our production for that year. This comparison, which is made in the form of a reserves to production ratio, helps us measure our ability to offset produced volumes with new reserves that will be produced in the future. The reserves to production ratio is calculated by dividing the total proved reserves at the end of a year by the actual production for the same year. The annual change in this ratio provides us with an indication of our performance in replenishing annual production volumes. The reserves to production ratio is a statistical indicator that has limitations. The ratio is limited because it can vary widely based on the extent and timing of new discoveries and property acquisitions. In addition, the ratio does not take into account the cost or timing of future production of new reserves. For that reason, the ratio does not, and is not intended to, provide a measurement of value. For the year ended 2002, our production was 77% natural gas and 23% oil, as compared to approximately 54% natural gas and 46% oil for the year ended December 31, 2007. The production stream changed from shorter lived gulf coast natural gas to longer lived Permian Basin oil production and longer lived natural gas production in the Barnett Shale and New Mexico Wolfcamp areas. This has increased our lease operating expense primarily due to increased utilities and chemicals associated with the operation of oil properties and salt water disposal and compression associated with these longer lived resource gas projects.

(34)

     The following table shows selected data and operating income comparisons for each of the three years ended December 31, 2007.

	Years Ended December 31,
	2007	2006	2005
	($ in thousands, except per unit data)
Production Volumes
Oil (Bbls)	1,051	1,137	923
Natural gas (Mcf)	7,422	6,539	3,592
BOE	2,288	2,227	1,522

Sales Price
Oil (per Bbl)(1)	$65.97	$59.86	$51.78
Natural gas (per Mcf)(1)	$6.29	$6.19	$8.54
BOE Price(1)	$50.72	$48.73	$51.57
BOE Price(2)	$50.72	$43.56	$43.46

Operating Revenues
Oil	$69,315	$68,076	$47,800
Effect of oil hedges	—	(11,512)	(12,139)
Natural gas	46,716	40,461	30,690
Effect of natural gas hedges	—	—	(201)

	116,031	97,025	66,150

Operating Expenses
Lease operating expense	22,200	16,819	9,947
Production taxes	5,545	5,577	4,102
Production tax refund	(1,209)	—	—
General and administrative	10,415	9,523	6,712
Depreciation, depletion and amortization	30,115	24,687	12,044

	67,066	56,606	32,805

Operating income	$48,965	$40,419	$33,345

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
Critical Accounting Policies and Practices
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reported amounts of assets, liabilities, revenues or expenses. Certain accounting policies that require significant management estimates and that are deemed critical to our results of operations or financial position are discussed below. Our management reviews our critical accounting policies with the Audit Committee of our Board of Directors.
     Full Cost and Impairment of Assets. We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Costs of non-producing properties, wells in process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. At the end of each quarter, the net capitalized costs of our oil and natural gas properties, net of related deferred taxes, is limited to the lower of unamortized cost or a ceiling, based on the present value of estimated future net revenues, net of income tax effects, discounted at 10%, plus the lower of cost or fair market value of our unproved properties. Estimated future net revenues are measured at unescalated oil and natural gas prices at the end of each quarter, with effect given to our cash flow hedge positions. If the net capitalized costs of our oil and natural gas properties exceed the ceiling, we are subject to a ceiling test write-down to the extent of the excess. A ceiling test write-down is a non-cash charge to

(35)

earnings. It reduces earnings and impacts stockholders’ equity in the period of occurrence and may result in lower depreciation, depletion and amortization expense in future periods.
     The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices decline. If commodity prices deteriorate, it is possible that we could incur an impairment in future periods.
     Depletion. Provision for depletion of oil and natural gas properties under the full cost method is calculated using the unit of production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measurement based upon relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. The cost of any impaired property is transferred to the balance of oil and natural gas properties subject to depletion. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value. Oil and natural gas properties included $86.4 million and $50.4 million for 2007 and 2006, respectively, for unevaluated properties not included in depletion.
     In arriving at rates under the unit of production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by our geologists and engineers and require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in our methodology of calculating the depletion of oil and gas properties under the full cost method during the three years ended December 31, 2007.
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
     The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. If future revisions significantly reduce previously estimated reserve quantities, it could result in a full cost ceiling write-down. At December 31, 2007, our ceiling was in excess of our capitalized costs. In addition to the impact of the estimates of proved reserves in calculating the ceiling test, estimates of proved reserves are also a significant component of the calculations of depreciation, depletion and amortization.
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

(36)

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
Years Ended December 31, 2007 and December 31, 2006
     Our oil and natural gas revenues and production product mix are shown in the following table for the years ended December 31, 2007 and 2006.
     Oil and Gas Revenues

	Revenues(1)		Production
	2007	2006	2007	2006

Oil (Bbls)	60%	58%	46%	51%
Natural gas (Mcf)	40%	42%	54%	49%

Total	100%	100%	100%	100%

(1)	Includes the effects of derivative transactions accounted for as hedges.
     The following table shows our production volumes, product sale prices and operating revenues for the periods indicated.

				Percent
	Year Ended December 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	($ in thousands, except per unit data)
Production Volumes
Oil (Bbls)	1,051	1,137	(86)	(8)%
Natural gas (Mcf)	7,422	6,539	883	14%
BOE	2,288	2,227	61	3%

Sales Price
Oil (per Bbl)(1)	$65.97	$59.86	$6.11	10%
Natural gas (per Mcf)(1)	$6.29	$6.19	$0.10	2%
BOE price(1)	$50.72	$48.73	$1.99	4%
BOE price(2)	$50.72	$43.56	$7.16	16%

Operating Revenues
Oil	$69,315	$68,076	$1,239	2%
Effect of oil hedges	—	(11,512)	11,512	(100)%
Natural gas	46,716	40,461	6,255	15%

Total	$116,031	$97,025	$19,006	20%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.

(37)

Oil revenues
     Average wellhead realized crude oil prices increased $6.11 per Bbl, or 10%, to $65.97 per Bbl for 2007, as compared to 2006. This price increase caused our revenues to increase by approximately $6.4 million in 2007, as compared to 2006. Oil production decreased 8% attributable to a decline of approximately 43,000 Bbls, 41,000 Bbls and 33,000 Bbls in the Diamond M Deep, Carm-Ann and south Texas area, respectively comparing the twelve months ended December 31, 2007 to twelve months ended December 31, 2006. These decreases were as a result of natural declines and limited developmental activity occurring within these areas. These decreases were partially offset with increases in the Harris field where we benefited from our development programs in 2006 and late 2007. The decrease in oil production reduced revenue approximately $5.2 million for 2007.
Natural gas revenues
     Average realized wellhead natural gas prices received were up slightly to $6.29 per Mcf for the twelvemonths ended December 31, 2007 from $6.19 per Mcf received for the twelve months ended December 31, 2006. This slight price increase accounted for an increase in revenue of approximately $742,000. Natural gas production increased 14% primarily due to new wells in New Mexico Wolfcamp area where volumes were up 1.7 Bcf and the Barnett Shale area where volumes were up approximately 628,000 Mcf. These increases were offset by a production decline of approximately 1.2 Bcf in our south Texas wells comparing twelve months ended December 31, 2007 to twelve months ended December 31, 2006. The net increase in natural gas volumes increased revenue approximately $5.5 million for 2007.
Oil hedges
     We settled all remaining derivatives classified as cash flow hedges in December 2006. Therefore, oil hedge losses were $0 in 2007 compared to a loss of approximately $11.5 million in 2006. We continue to employ derivative contracts in the form of oil and natural collars and swaps which are intended to mitigate the effects of commodity price volatility. These derivative contracts are not designated or accounted for as cash flow hedges and, therefore, the changes in their fair values and any settlement amounts are recorded to other income (expense) as described below.
     Costs and Expenses

				Percent
	Year Ended December		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	($ in thousands)
Lease operating expense	$22,200	$16,819	$5,381	32%
Production taxes	5,545	5,577	(32)	(1)%
Production tax refund	(1,209)	—	(1,209)	N/A
General and administrative	10,415	9,523	892	9%
Depreciation, depletion and amortization	30,115	24,687	5,428	22%

Total	$67,066	$56,606	$10,460	18%

Lease operating expense
     Lease operating expenses are higher partly due to new wells. Of the $5.4 million increase, $2.3 million of these charges are on wells that have been completed in the past year or completed late in 2006. Therefore, the costs are higher for the twelve months ended December 31, 2007 compared to the same period 2006. Well repair, workover expenses, salt water disposal and compressor expense increased approximately $4.0 million for the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006. Overall higher costs for well repair and workover result from our refocused efforts on lease maintenance and away from developmental activity during 2007 on our oil properties. Salt water disposal and compression charges increased significantly during 2007 resulting from new well activity in the south New Mexico area and Barnett shale area. These amounts are included in the previously discussed $2.3 million increase for new wells. Lifting costs (excluding production taxes) were $9.70 per BOE in 2007 compared to $7.55 per BOE in 2006.

(38)

Production taxes
     Production taxes showed no significant change even though revenue increased $7.5 million from December 31, 2006 to December 31, 2007. The expected increase was offset by qualifying lower severance tax rates used during 2007. The lower severance tax rates are a result of certain properties qualifying for state tax incentive programs. The lower tax rates will continue on a forward basis until the term of the tax incentives are expired.
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
General and administrative
     General and administrative expenses increased 9% or $892,000 in 2007 over 2006. During 2007, salaries increased by $488,000. This was due to a larger staff and increased salary rates when compared to 2006. Also, we incurred increased legal fees in 2007 in the amount of $413,000. This increase in legal fees was primarily related to general corporate matters. In addition, we incurred increased costs of $334,000 associated with accounting and reporting requirements. Although there can be no assurance, we do not expect legal, accounting and reporting costs to increase significantly in 2008. Our insurance premiums increased by $219,000.
     Offsetting the above general and administrative expense increases were the following two items. First, during the second quarter of 2006, we determined that stock options to purchase 30,000 shares of common stock had been granted in 2003 to four of our employees under our 1998 Stock Option Plan, but which were not available for issuance under the plan. In June 2006, the Board of Directors authorized us to enter into settlement and release agreements with the four employees. Under these agreements, we made a one-time lump sum cash payment to each employee in an amount equal to the “spread” between the exercise price of the options and the closing price of our stock on June 21, 2006. The total cash payments were approximately $511,000. This amount was charged to general and administrative expense during the second quarter of 2006. Secondly, during the second quarter of 2007, we revised our estimates of expected forfeitures of stock options granted to directors due to the resignation of a director and the subsequent forfeiture of 40,000 stock options held by him. As a result we reduced our estimate of the grant date fair value of shares expected to ultimately vest under our stock option plan by approximately $283,000.
Depreciation, depletion and amortization
     Depreciation, depletion and amortization expense increased 22%, or $5.4 million, for 2007 as compared to 2006. Depletion per BOE was $13.02 for 2007 and $10.88 for 2006. This increase is attributable to an overall increase in actual and anticipated drilling costs and related oilfield service costs. Increased cost levels affect both the depletable amounts of capitalized costs in 2007 and the depletion attributable to amounts of estimated future development costs on proved undeveloped properties. Throughout 2006 and 2007, the majority of our drilling activity was in our natural gas resource projects in the Permian Basin of west Texas and the Barnett Shale areas. These areas have higher associated per BOE drilling and development costs due to the use of horizontal drilling and multi-stage stimulation techniques. These factors, when combined with the increase in the absolute level of our capital expenditures during this time period have led to a significant increase in our depletion rate per BOE.

(39)

     Other income (expense)

				Percent
	Year Ended December		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	($ dollars in thousands)
Gain (loss) on derivatives not classified as hedges	$(36,776)	$2,802	$(39,578)	(1,412)%
Gain (loss) on ineffective portion of hedges	—	626	(626)	(100)%
Interest and other income	197	158	39	25%
Interest expense	(19,177)	(12,360)	(6,817)	55%
Cost of debt retirement	(760)	—	(760)	N/A
Other expense	(118)	(189)	71	(38)%
Equity in income (loss) of pipelines and gathering system ventures	(311)	8,593	(8,904)	(104)%

Total	$(56,945)	$(370)	$(56,575)	15,291%

Gain (loss) on derivatives not classified as hedges
     We recorded a loss of $36.8 million in 2007 for derivatives not classified as hedges as compared to a gain of $2.8 million for 2006. The greatest impact of the change in fair market valuation was within our crude oil contracts due to the significant increase in oil prices during 2007. We settled in cash a net of $16.6 million in derivative contracts during the year.
     The ineffective portion of our hedges was a gain of approximately $626,000 in 2006. As of December 31, 2006, all cash flow hedge contracts as defined by SFAS 133 were settled.
Interest expense
     Interest expense increased in 2007 as the result of increased borrowings and an increase in our weighted average interest rate. Our bank debt decreased from $165.0 million to $60.0 million during 2007. However, interest expense increased $6.6 million as a result of our $150.0 million senior notes offering in July 2007 and an increase in the average interest rate on our revolving credit facility in 2007. Our weighted average interest rate increased to 8.92% from 8.33% for 2007 and 2006, respectively. Due to the issuance of our 10 1/4% senior notes, we expect that our average interest rate for 2008 will increase over the 2007 average.
     Capitalized interest on work in progress decreased interest expense by $423,000 in 2007, a decrease of $214,000 compared to 2006.
Cost of debt retirement
     Cost of debt retirement represent the write off of previously capitalized debt issuance costs associated with our Second Lien Term Loan that was retired with the proceeds of our senior notes offering.
Equity in income (loss) of pipelines and gathering system ventures
     Since 2004, we have invested in four pipelines and gathering system joint ventures. During 2006, the assets of two of these ventures were sold. As a result, we recognized our share of net gains on sale of $9.0 million in 2006.
     During 2006, we and two other unaffiliated parties formed a joint venture known as the Hagerman Gas Gathering System, which was formed for the purpose of constructing, owning and operating a gas gathering system in New Mexico.
     The loss associated with our equity investments totaled $311,000 in 2007 versus a gain of $8.6 million in 2006. The gains realized in 2006 were the result of the sale of our interests in two pipeline joint ventures. We did not sell any interests in pipeline joint ventures during 2007. In addition, the Hagerman Gas Gathering System in New Mexico was operational for the entire twelve months of 2007 versus a few months in 2006. During 2006 and the first nine months 2007, production levels and related transportation volumes were not sufficient for profitable operation of this system. This resulted in an increase in our equity loss for this investment of $601,000. We also received final payout settlements for the divestiture of our investments in West Fork Pipeline Company I and West Fork Pipeline Company V of $161,000 and $126,000 respectively in the fourth quarter of 2007.

(40)

Income tax
     Income tax was a benefit of $3.3 million in 2007 compared to an expense of $13.9 million in 2006. Income tax expense for 2008 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
     Included in the $3.3 million income tax benefit amount was a net state tax benefit of the $592,000. Prior to 2007, we had not recognized a tax credit for state net operating loss carryovers due to the uncertainty about their ultimate realization. However, with the State of Texas revising its state tax laws in 2007 and our election to utilize the credit, we recognized this credit as we now expect to realize this benefit over future periods. See Note 9 to the Consolidated Financial Statements.
Basic and diluted net income
     We had basic net income (loss) per share of $(0.12) and $0.73 and diluted net income (loss) per share of $(0.12) and $0.71 for 2007 and 2006, respectively. Basic weighted average common shares outstanding increased from approximately 35.9 million shares in 2006 to approximately 38.1 million shares in 2007. The increase was primarily due to our public offering of 3.0 million shares of common stock in December 2007 and the exercise of employee and nonemployee stock options during 2007.
Years Ended December 31, 2006 and December 31, 2005
     Our oil and natural gas revenues and production product mix are shown in the table below for the years ended December 31, 2006 and 2005.
     Oil and Gas Revenues

	Revenues(1)		Production
	2006	2005	2006	2005
Oil (Bbls)	58%	54%	51%	61%
Natural gas (M cf)	42%	46%	49%	39%

Total	100%	100%	100%	100%

(1)	Includes hedge transactions.
     The following table sets forth certain information about our operating revenues for the periods indicated.

				Percent
	Year Ended December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	($ in thousands, except per unit data)
Production Volumes
Oil (Bbls)	1,137	923	214	23%
Natural gas (M cf)	6,539	3,592	2,947	82%
BOE	2,227	1,522	705	46%
Sales Price
Oil (per Bbl)(1)	$59.86	$51.78	$8.08	16%
Natural gas (per M cf)(1)	$6.19	$8.54	$(2.35)	(28)%
BOE price(1)	$48.73	$51.57	$(2.84)	(6)%
BOE price(2)	$43.56	$43.46	$0.10	0%
Operating Revenues
Oil	$68,076	$47,800	$20,276	42%
Oil hedges	(11,512)	(12,139)	627	5%
Natural gas	40,461	30,690	9,771	32%
Natural gas hedges	—	(201)	201	100%

Total	$97,025	$66,150	$30,875	47%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.

(41)

Oil revenues
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
Natural gas revenues
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
Oil hedges
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
Production taxes
     Production taxes increased 36%, or $1.5, million in 2006, which was associated with an increase in revenues of $30.0 million. Production taxes in future periods will continue to be a function of product mix, production volumes and product prices.
General and administrative
     Total general and administrative expenses increased 42%, or $2.8 million, in 2006 over 2005. During the second quarter of 2006, we determined that stock options to purchase 30,000 shares of common stock had been granted in 2003 to four of our employees under our 1998 Stock Option Plan, but which were not available for issuance under the plan. In June 2006, the Board of Directors authorized us to enter into settlement and release agree–

(42)

ments with the four employees. Under these agreements, we made a one-time lump sum cash payment to each employee in an amount equal to the “spread” between the exercise price of the options and the closing price of our stock on June 21, 2006. The total cash payments were approximately $511,000. This amount was charged to general and administrative expense during the second quarter of 2006. Increased public reporting costs included, but were not limited to, increases in road show expenses, corporate counseling and oil and natural gas reserve analysis also contributed to the overall increases in general and administrative costs. In addition, we incurred additional public reporting costs associated with the stock options granted to our board of directors in late 2005. General and administrative expenses capitalized to the full cost pool were $1.7 million for 2006, compared to $1.3 million for 2005.
Depreciation, depletion and amortization
     Depreciation, depletion and amortization expense increased 105%, or $12.6 million, for 2006 compared to 2005. Depletion per BOE was $10.88 for 2006 and $7.61 for 2005. This increase is attributable to recent increases in overall drilling and related oilfield service costs and the costs of property acquisitions. Increased cost levels affect both the depletable amounts of capitalized costs in recent periods and the depletion attributable to amounts of estimated future development costs on proved undeveloped properties. In addition, our drilling efforts in 2006 were, and our future drilling plans are, focused on our natural gas resource projects which have higher associated per BOE drilling and development costs than our drilling projects in the Permian Basin of west Texas and onshore gulf coast of south Texas due to the use of horizontal drilling and multi-stage stimulation techniques. These factors, when combined with the increase in the absolute level of our capital expenditures during the recent period, have led to a significant increase in our depletion rate per BOE. Our annual costs incurred in the acquisition of, exploration for and development of oil and natural gas properties have increased by approximately 188% since 2004.
     Other income (expense)

				Percent
	Year Ended December 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	($ in thousands)

Gain (loss) on derivatives not classified as hedges	$2,802	$(31,669)	$34,471	109%
Gain (loss) on ineffective portion of hedges	626	(137)	763	557%
Interest and other income	158	167	(9)	5%
Interest expense	(12,360)	(4,780)	(7,580)	(159)%
Other expense	(189)	(102)	(87)	(85)%
Equity in income (loss) of pipelines and gathering system ventures	8,593	(89)	8,682	9,755%

Total	$(370)	$(36,610)	$36,240	99%

Gain (loss) on derivatives not classified as hedges
     We recorded a gain of $2.8 million in 2006 for derivatives not classified as hedges in 2006, as compared to a loss of $31.7 million for 2005. Future gains or losses on derivatives not classified as hedges will be impacted by the volatility of commodity prices and interest rates, as well as by the terms of any new derivative contracts.
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
Equity in income (loss) of pipelines and gathering system ventures
     We invested in four pipelines and gathering system joint ventures beginning in 2004. During 2006, the assets of two of these ventures were sold. As a result, we recognized our share of net gains on sale of $9.0 million in 2006.

(43)

Income tax
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
Capital Resources and Liquidity
     Our capital resources consist primarily of cash flows from our oil and natural gas properties, borrowings supported by our oil and natural gas reserves and equity offerings. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce.
     Working capital decreased approximately $24.5 million as of December 31, 2007 compared with December 31, 2006. Current liabilities exceeded current assets by $33.2 at December 31, 2007. The working capital decrease was primarily due to the increase in obligations associated with crude oil derivative contracts. In addition, our accounts payables have increased since last year as we have increased our drilling activity in the Barnett Shale area and due to the timing of payment of accrued interest associated with our senior notes.
     The following table summarizes our cash flows from operating, investing and financing activities:

	Year ended December 31,
	2007	2006	2005
	($ in thousands)

Operating activities	$76,619	$74,186	$37,118

Investing activities	$(167,397)	$(200,548)	$(84,949)

Financing activities	$92,684	$125,854	$49,468
     Cash provided from operating activities in 2007 increased $2.4 million over 2006 largely due to increased operating income which was offset partially with reductions in return on investment in pipelines and gathering system ventures.
     Cash used in investing activities decreased in 2007 compared to 2006, primarily as a result of the completion of the Harris field acquisition at the start of 2006.
     Cash provided by financing activities decreased in 2007 compared to 2006. This is a result of increased cash flow provided in operations and a decrease in cash used in investing activities in 2007. The result of these two factors allowed the company to reduce its financing activities in 2007.
     Historically, we have funded our operations, capital requirements and interest expense requirements with cash flows from our oil and natural gas properties, borrowings and proceeds from sales of our equity securities. Although we expect these same capital resources to support our future activities, we continually review and consider alternative methods of financing.

(44)

     Senior Notes Offering
     On July 31, 2007, we completed a private offering of unsecured senior notes in the principal amount of $150.0 million. The net proceeds, after payment of typical transaction expenses, of the senior notes of approximately $143.5 million were used first to retire all of our indebtedness under our Second Lien Term Loan Agreement, with the remainder being applied to the repayment of indebtedness under our revolving credit facility.
     Shelf Registration Statement; Common Stock Offering
     On November 6, 2007, the United States Securities and Exchange Commission declared effective a shelf registration statement on Form S-3 filed by us to register $250.0 million of securities for potential future issuance.
     On December 6, 2007, we sold 3,000,000 shares of common stock in a public offering for net proceeds of approximately $52.5 million. We used the net proceeds for general corporate purposes and for conducting our exploitation, development and acquisition activities in certain core areas such as our Permian Basin properties and our Barnett Shale gas project. The proceeds were not deployed all at once. Pending such use, we used the net proceeds to repay borrowings under our revolving credit facility. We anticipate that the net proceeds will be available under our revolving credit facility as needed in the future to finance our exploitation, development and acquisition activities, subject to our compliance with provisions of our revolving credit facility that are conditions to loans and funding under our revolving credit facility and any recalculation of our borrowing base.
     The available balance of our $250.0 million universal shelf registration statement was $194.5 million as of December 31, 2007.
     In the future, we may, in one or more offerings, offer and sell debt securities and additional equity securities under our shelf registration statement.
     Revolving Credit Facility
     Our Third Amended and Restated Credit Agreement, or the “Revolving Credit Agreement”, with a group of bank lenders provides us with a revolving line of credit having a “borrowing base” limitation of $200.0 million at December 31, 2007. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At December 31, 2007, the principal amount outstanding under our revolving credit facility was $60.0 million, excluding $445,000 reserved for our letters of credit. We have pledged substantially all of our producing and natural gas properties to secure the repayment of our indebtedness under the Revolving Credit Agreement.
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

(45)

     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At December 31, 2007, our weighted average base rate and LIBOR rate, plus the applicable margin, was 6.84% on $60.0 million, the outstanding principal amount of our revolving loan on that same date.
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
     The Revolving Credit Agreement presently contains financial covenants and other restrictions, some of which prohibit us from:
•	creating, incurring, assuming or permitting to exist any lien, security interest or other encumbrance on any of our assets or properties, except specified permitted liens;

•	selling, leasing, transferring or otherwise disposing of any of our assets, except (a) extracted petroleum hydrocarbons sold in the ordinary course of our business; (b) worthless or obsolete equipment, and interests in oil and natural gas leases, or portions thereof, not capable of being held by production of oil, natural gas or other hydrocarbons or minerals in commercial quantities; and (c) transfers to us or any subsidiary;

•	allowing our current ratio (as adjusted for available borrowing and unrealized derivative losses) to be less than 1.0 to 1.0 as of the end of any fiscal quarter;

•	allowing our ratio of consolidated funded debt to consolidated EBITDA for any fiscal quarter (calculated at the end of each fiscal quarter using the results of the immediately preceding twelve-month period) to exceed (a) 4.25 to 1.00 during 2007, (b) 4.00 to 1.00 during 2008, or (c) 3.50 to 1.00 during 2009 and thereafter;

•	allowing our adjusted consolidated net worth to be less than the sum of (a) $85.0 million, plus (b) 75% of the net proceeds from the sale of any equity securities, plus (c) 50% of our consolidated net income for each fiscal quarter determined on a cumulative basis from September 30, 2005;

•	forming any new subsidiary or consolidating or merging with or into any other entity, except for certain intra-company consolidations or mergers where we are the surviving entity;

•	becoming liable in respect of any indebtedness, or guaranteeing or otherwise in any manner becoming liable for indebtedness or obligations of any other person, except for (a) indebtedness incurred in connection with our revolving credit facility; (b) taxes, assessments and government charges; (c) obligations arising out of interest rate management transactions permitted under our revolving credit facility; (d) indebtedness evidenced by our 10 1/4% senior notes due 2014 not to exceed the aggregate principal amount of $150.0 million; (e) indebtedness incurred in the ordinary course of business that is not more than 60 days past due; or (f) other indebtedness not exceeding $1,000,000 in the aggregate;

•	declaring, paying or making any loans, advances, distributions or dividends to our equity owners, or acquiring, redeeming or retiring any stock or other security issued by us, except for certain purchases of the notes and certain intra-company dividends or distributions from our subsidiaries to us;

(46)

•	making or permitting to remain outstanding any loans or advances to any person or entity, except (a) advances made in the ordinary course of our business; (b) other loans or advances to a third party not to exceed $1.0 million in the aggregate; or (c) intra-company loans;

•	discounting, or selling with recourse, or selling for less than market value, any of our notes receivable or accounts receivable;

•	permitting any material change in the character of our business;

•	entering into transactions with our affiliates, except transactions upon terms that are no less favorable than could be obtained in a transaction negotiated at arm’s length with an unrelated third party;

•	entering into commodity hedging or interest rate management transactions, except transactions required by our revolving credit facility, consented to by our lenders, or transactions designed to hedge, provide a floor price for, or swap crude oil or natural gas, provided certain conditions are satisfied;

•	making any investments in any entity, except (a) investments with maturities of not more than 180 days in direct obligations of the United States of America or any agency thereof; (b) investments in certain certificates of deposits; (c) our existing investments at December 23, 2005; (d) other investments not to exceed $10.0 million in the aggregate when aggregated with loans and advances permitted to be made or remain outstanding under our revolving credit facility during 2007 and $1.0 million in the aggregate when aggregated with other permitted loans and advances for calendar years after 2007; (e) investments in certain certificates of deposit not to exceed $50,000; or (f) investments in any subsidiary;

•	permitting any material amendment to our organizational or governing documents;

•	permitting any plan subject to ERISA to (a) engage in any “prohibited transaction” as such term is defined in Section 4975 of the Internal Revenue Code of 1986, as amended; (b) incur any “accumulated funding deficiency” as such term is defined in Section 302 of ERISA; or (c) terminate in a manner which could result in the imposition of a lien on its property pursuant to Section 4068 of ERISA;

•	permitting any change in accounting method or fiscal year;

•	allowing our subsidiaries to issue or sell to any third party any equity interest in them, or any option, warrant or other right to acquire any such equity interest;

•	making any amendment or entering into any agreement to amend or otherwise change the Indenture governing our 10 1/4% senior notes due 2014, failing to comply with the terms of the Indenture, or, except as specifically required by the Indenture, making any prepayment of amounts owing under such notes; or

•	permitting or incurring any lease obligations which would cause the aggregate amount of all payments pursuant to all such leases to exceed $1,000,000 in any twelve month period during the life of such leases, except for oil and gas related leases.
     As of December 31, 2007 we were in compliance with all of the covenants in our Revolving Credit Agreement.
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

(47)

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
     Upon completion of our senior notes offering, described below, we paid off and terminated this facility with $50.2 million of the net proceeds from the offering. As a result we charged to earnings $760,000 of previously capitalized debt issuance cost.
     Senior Notes
     Purchase Agreement. On July 26, 2007, we entered into a Purchase Agreement among us and Jefferies & Company, Inc., Merrill, Lynch Pierce Fenner and Smith Incorporated and BNP Paribas Securities Corp., or the “Initial Purchasers”, relating to the sale and issuance of $150.0 million principal amount of 10 1/4% Senior Notes due 2014, or the “senior notes”. The Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions. The Initial Purchasers or their respective affiliates have provided, and may in the future from time to time provide, financial advisory, investment banking or commercial banking services to us or our affiliates, for which they have received, and we expect will receive, customary fees. In particular, an affiliate of BNP Paribas Securities Corp. acts as agent and lender under our revolving credit facility and, prior to its termination, our second lien term loan facility, and has received and will continue to receive fees for their services.
     On July 31, 2007, we completed the private offering of the senior notes in the principal amount of $150.0 million. The senior notes were recorded at the principal amount net of underwriters discount and related expenses of $4.8 million.
     Indenture. On July 31, 2007, we issued the senior notes pursuant to an Indenture dated July 31, 2007 between us and Wells Fargo Bank, National Association, as Trustee in a transaction exempt from the registration requirements under the Securities Act of 1933, or the “Securities Act”. The senior notes were sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to Institutional Accredited Investors pursuant to Rule 501(a)(1), (2), (3) or (7) under the Securities Act.
     We used the net proceeds from the issuance to repay outstanding indebtedness under our existing Revolving Credit Agreement and Second Lien Agreement.
     Interest on the senior notes of 10 1/4% per annum on the principal amount of the senior notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on the preceding January 15 and July 15, respectively, commencing on February 1, 2008. Considering the discount on the senior notes, the effective interest rate is 10.92%. The senior notes will mature on August 1, 2014. The senior notes are our unsecured senior obligations and rank equally in right of payment with all of our existing and future senior indebtedness and are effectively subordinated in right of payment to all of our existing and future secured indebtedness, including debt of our senior credit agreement.
     On or after August 1, 2011, we may redeem all or a part of the senior notes at any time or from time to time at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest on the senior notes, if any, to the applicable redemption date, if redeemed during the 12-month period beginning August 1 of the years indicated:

Year	Redemption Price

2011	105.125%

2012	102.563%

2013	100.000%

(48)

     Prior to August 1, 2010, we may on one or more occasions redeem up to an aggregate amount equal to 35% of the aggregate principal amount of the senior notes, at a redemption price of 110.25% of the principal amount of the senior notes, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided, that (i) at least 65% in aggregate principal amount of the senior notes originally issued remains outstanding immediately after the occurrence of such redemption (excluding senior notes held by us or any of our subsidiaries) and (ii) each such redemption occurs within 90 days of the date of the closing of the related equity offering.
     In addition, at any time prior to August 1, 2011, we may redeem all or part of the senior notes at a redemption price equal to:
     (i) 100% of the principal amount thereof, plus
     (ii) a “make-whole” premium, and accrued and unpaid interest, if any, to, the redemption date. Generally, the “make-whole” premium is an amount equal to the greater of (a) 1% of the principal amount of the senior notes being redeemed and (b) the excess of the present value of the redemption price of such notes as of August 1, 2011 plus all required interest payments due through August 1, 2011 (computed at a discount rate equal to a specified U.S. “Treasury Rate” plus 50 basis points), over the principal amount of the senior notes being redeemed.
     If we experience a change of control, we will be required to make an offer to repurchase the senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. Generally, a “change of control” means:
•	the sale or other disposition of all or substantially all of our assets;

•	the adoption by the Board of Directors of a plan of liquidation or dissolution;

•	any person becomes the owner of more than 50% of our voting stock;

•	the first day on which a majority of the members of the Board of Directors of Parallel are not continuing directors; or

•	certain mergers and consolidations with or into any other person.
     Upon an event of default, the Trustee or the holders of at least 25% in principal amount of the outstanding senior notes may declare the entire principal of, premium, if any, accrued and unpaid interest, if any, and liquidated damages, if any, on all the senior notes to be due and payable immediately. Subject to certain qualifications, an “event of default” includes, generally:
•	default for 30 days in the payment when due of interest on the senior notes;

•	default in the payment when due of the principal of the senior notes;

•	our failure to comply with the covenants or agreements in the Indenture;

•	defaults on indebtedness under other mortgages, indentures or instruments which results from our failure to pay the principal or interest on such indebtedness or which results in the acceleration of such indebtedness prior to its maturity and the principal amount of any such indebtedness aggregates $10.0 million or more;

•	our failure to pay final judgments in excess of $10.0 million;

•	any subsidiary guarantee is held in any judicial proceeding to be unenforceable or invalid; and

•	certain events of bankruptcy or insolvency with respect to us or certain of our subsidiaries.

(49)

     Subject to certain exceptions and qualifications, the Indenture restricts our ability and any future subsidiaries to:
•	transfer or sell assets;

•	make investments;

•	pay dividends, redeem subordinated indebtedness or make other restricted payments;

•	incur or guarantee additional indebtedness or issue disqualified capital stock;

•	create or incur liens;

•	incur dividend or other payment restrictions affecting certain subsidiaries;

•	consummate a merger, consolidation or sale of all or substantially all of our assets;

•	enter into transactions with affiliates; and

•	engage in businesses other than the oil and gas business.
     Registration Rights Agreement. On July 31, 2007, we also entered into a Registration Rights Agreement with the Initial Purchasers relating to the senior notes. We agreed to use our commercially reasonable efforts to prepare and, not later than 180 days after the date of original issue of the senior notes, file an exchange offer registration statement with the Securities and Exchange Commission with respect to an offer to exchange the senior notes for substantially identical notes that are registered under the Securities Act. We filed an exchange offer registration statement with the SEC on January 4, 2008. We also agreed to use our reasonable best efforts to have such registration statement declared effective by the SEC within 210 days after July 31, 2007. The registration statement became effective on January 29, 2008. Additionally, we further agreed to promptly commence the exchange offer after such registration statement is declared effective by the SEC and to keep such exchange offer open for at least 20 business days after notice is mailed to the holders of the senior notes. We also agreed to use our reasonable best efforts to keep the exchange offer registration statement effective and to amend and supplement the prospectus contained therein.
     If we fail to meet certain specified registration obligations applicable to the senior notes, then additional interest will accrue over and above the interest set forth in the senior notes from and including the date on which any such registration default occurs but excluding the date on which all such registration defaults have been cured. The rate of the additional interest will be 0.25% per year for the first 90-day period immediately following the occurrence of a registration default, and such rate will increase by an additional 0.25% per year with respect to each subsequent 90-day period until all registration defaults have been cured, up to a maximum additional interest rate of 1.0% per year.
Preferred Stock
     At January 1, 2005 we had 950,000 shares of 6% convertible preferred stock outstanding. The preferred stock:
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

(50)

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
     At December 31, 2006, we had no derivatives in place that were designated as cash flow hedges. All commodity derivative contracts at December 31, 2007 are accounted for by “mark-to-market” accounting whereby changes in fair value are charged to earnings. Changes in the fair values of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in the “Other income (expense), net”. To the extent these trades relate to production in 2008 and beyond, and oil prices increase, we will report a loss currently, but if there is no further change in prices, our revenue will be correspondingly higher (than if there had been no price increase) when the production is sold.
     All interest rate swaps that we have entered into for 2007 and beyond are accounted for by “mark-to-market” accounting as prescribed in SFAS 133.
     We are exposed to credit risk in the event of nonperformance by the counterparties to our derivative trade instruments. However, we periodically assess the creditworthiness of the counterparties to mitigate this credit risk.
     For additional information about our price risk management transactions, see Item. 7A of this Annual Report on Form 10-K, beginning on page 54.
Future Capital Requirements
     Our capital expenditure budget for 2008 is approximately $127.2 million and is highly dependent on future oil and natural gas prices and the availability of funding. The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. In addition to the impact that oil and natural gas prices will have on our budget, these expenditures will also be subject to:
•	our internally generated cash flows;

•	the availability of additional borrowings under our revolving credit facility or from other sources;

•	the availability of supplies and services;

•	additional sources of funding; and

•	our future drilling successes.

(51)

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
     We have contractual obligations and commitments that may affect our financial condition. The following table is a summary of our significant contractual obligations:

	Obligation Due in Period
Contractual Cash Obligations	2008	2009	2010	2011	2012	After 5 years	Total
				($ in thousands)
Revolving Credit Facility (secured)	$4,117	$4,106	$63,419	$—	$—	$—	$71,642
Senior Notes (unsecured)	15,418	15,375	15,375	15,375	15,375	180,750	257,668
Office Lease (Dinero Plaza)	200	200	33	—	—	—	433
Snyder Field Offices (1)	14	14	14	14	14	521	591
Asset Retirement Obligations(2)	598	92	127	85	17	4,018	4,937
Derivative Obligations	30,424	7,600	5,594	—	—	—	43,618

Total	$50,771	$27,387	$84,562	$15,474	$15,406	$185,289	$378,889

(1)	The Snyder office lease expires upon the cessation of production from the Diamond “M” area wells. The lease cost for the office facility is billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(2)	Asset retirement obligations of oil and natural gas assets, excluding salvage value and accretion.
     Deferred taxes are not included in the table above. The utilization of net operating loss carryforwards combined with our plans for development and acquisitions may offset any major cash outflows. However, the ultimate timing of the settlements cannot be precisely determined.
     The amounts above include principal payment obligations under the revolving credit facility and senior notes noted in the table above, and interest payments on such indebtedness. See Note 8 to the Consolidated Financial Statements.
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

(52)

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. FAS 157 will be effective for our financial statements for the fiscal year beginning January 1, 2008; however, earlier application is encouraged. We are currently evaluating the impact that adoption might have on our financial position or results of operations, although we do not expect any impact to be significant.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (“FAS 159”) which will become effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this statement in the first quarter of 2008 and we do not expect to elect the fair value option for any eligible financial instruments and other items.
     In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 clarifies that a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of FSP FIN 39-1 is not expected to have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the company’s fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations that Parallel consummates after the effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities

(53)

that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon the December 31, 2007 balance sheet, the statement would have no impact.
Critical Accounting Policies
     Our critical accounting policies are included and discussed in Note 1 to our Consolidated Financial Statements as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 included elsewhere herein. These critical accounting policies should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following quantitative and qualitative information is provided about market risks and our derivative instruments at December 31, 2007 from which we may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.
Interest Rate Sensitivity as of December 31, 2007
     Our only Financial instruments sensitive to changes in interest rates are our senior notes, bank debt and interest rate swaps. The table below shows principal cash flows and related interest rates by expected maturity dates. Interest rates were determined using our interest rate at December 31, 2007. You should read Note 8 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

					2011 and
	2007	2008	2009	2010	after	Total
			($ in thousands)

Revolving Credit Facility (secured)	$—	$—	$—	$60,000	$—	$60,000
Interest rate	6.84%	6.84%	6.84%	6.84%	—

Senior notes	$—	$—	$—	$—	$150,000	$150,000
Interest rate	10.25%	10.25%	10.25%	10.25%	10.25%
     At December 31, 2007, we had outstanding bank loans in the aggregate principal amount of $60.0 million at an interest rate of 6.84%. Under our revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.00% to 2.50% per annum, depending on our borrowing base usage. The interest rate we are required to pay, including the applicable margin, may never be less than 5.00%. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value.
     At December 31, 2007, we had outstanding senior notes in the aggregate principal amount of $150.0 million bearing interest at a rate of 10.25% per annum. The carrying value of our 10.25% senior notes at December 31, 2007 is approximately $145.4 million and their estimated fair value is approximately $150.0 million. Fair value is estimated based on market trades at or near December 31, 2007. Interest on our senior notes and their carrying value are not affected by changes in interest rates. However, the fair value of the senior notes increases as interest rates decrease and their fair value decreases as interest rates increase. Because we have no present plan or intent to redeem the senior notes, changes in their fair value are not expected to have any effect on our cash flow in the foreseeable future.
     As of December 31, 2007, we employed fixed interest rate swap contracts with BNP Paribas and Citibank, NA based on the 90-day LIBOR rates at the time of the contracts. These contracts are accounted for by “mark to market” accounting as prescribed in SFAS 133. We receive interest based on a 90-day LIBOR rate and pay the fixed rates shown below. We view these contracts as protection against future interest rate volatility.

(54)

     Below is a table describing the nature of these interest rate swaps and the fair market value of these contracts as of December 31, 2007.

			Estimated
	Notional	Weighted Average	Fair Market Value
Period of Time	Amounts	Fixed Interest Rates	at December 31, 2007
	($ in millions)		($ in thousands)

January 1, 2008 thru December 31, 2008	$100	4.86%	$(800)
January 1, 2009 thru December 31, 2009	$50	5.06%	(754)
January 1, 2010 thru October 31, 2010	$50	5.15%	(441)

Total Fair Market Value			$(1,995)

Commodity Price Sensitivity as of December 31, 2007
     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices we received during 2007 ranged from a low of $47.62 per barrel to a high of $95.93 per barrel. Natural gas prices we received during 2007 ranged from a low of $1.37 per Mcf to a high of $16.09 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We use various derivative instruments to minimize our exposure to the volatility of commodity prices. As of December 31, 2007, we had employed commodity collars and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all contracts are accounted for by the “mark to market” accounting method as prescribed in SFAS 133.
     Below is a description of our active commodity contracts as of December 31, 2007.
     Collars. Collars are contracts which combine both a put option, or “floor”, and a call option, or “ceiling”. These contracts may not involve payment or receipt of cash at inception, depending upon “ceiling” and “floor” strike prices.
     A summary of our collar positions at December 31, 2007 is as follows:

				Estimated
	Barrles of	NYMEX Oil Prices		Fair Market
Period of Time	Oil	Floor	Cap	Value
				($ in thousands)

January 1, 2008 thru December 31, 2008	347,700	$63.42	$83.86	$(4,003)
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	(6,846)
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	(5,153)

	MMBtu of	WAHA Gas Prices
	Natural Gas	Floor	Cap

January 1, 2008 thru March 31, 2008	546,000	$6.50	$9.50	87
April 1, 2008 thru December 31, 2008	1,375,000	$6.75	$8.40	63

Total Fair Market Value				$(15,852)

(55)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of Bbls, and weighted average swap prices are as follows:

			Estimated
	Barrels of	NYMEX Oil	Fair Market
Period of Time	Oil	Swap Price	Value
			($ in thousands)

January 1, 2008 thru December 31, 2008	439,200	$33.37	$(25,621)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Consolidated Financial Statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.
     We have prepared these financial statements in conformity with generally accepted accounting principles. We are responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary for us to make informed estimates and judgments based on currently available information on the effects of certain events and transactions.
     Our independent public accountants, BDO Seidman, LLP, are engaged to audit our financial statements and to express an opinion thereon. Their audit is conducted in accordance with auditing standards generally accepted in the United States to enable them to report whether the financial statements present fairly, in all material respects, our financial position and results of operations in accordance with accounting principles generally accepted in the United States.
     The Audit Committee of our Board of Directors is composed of four Directors who are not our employees. This committee meets periodically with our independent public accountants and management. Our independent public accountants have full and free access to the Audit Committee to meet, with and without management being present, to discuss the results of their audits and the quality of our financial reporting.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We use disclosure controls and procedures to help ensure that information we are required to disclose in reports that we file with the Securities and Exchange Commission is accumulated and communicated to our management and recorded, processed, summarized and reported within the time periods specified by the SEC. As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by our management, with the participation of Larry C. Oldham, our President and Chief Executive Officer (principal executive officer), and Steven D. Foster, our Chief Financial Officer (principal financial officer). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective for their intended purposes.

(56)

Management’s Annual Report on Internal Control Over Financial Reporting
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
     Management assessed the effectiveness of Parallel’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of this assessment, management determined that Parallel’s internal control over financial reporting, as of December 31, 2007, was effective based on those criteria.
     BDO Seidman, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2007, which is set forth below under “Attestation Report”.
Changes in Internal Controls
     During the fourth quarter of fiscal 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report
Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
Board of Directors and Shareholders
Parallel Petroleum
Midland, Texas
We have audited Parallel Petroleum Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Parallel Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual

(57)

Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Parallel Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Parallel Petroleum Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 20, 2008 expressed an unqualified opinion thereon.
BDO Seidman, LLP
Houston, Texas
February 20, 2008
ITEM 9B. OTHER INFORMATION
     None.

(58)

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our Directors and executive officers at February 1, 2008 are as follows:

		Director
Name	Age	Since	Position with Company

Jeffrey G. Shrader(1)(2)(3)(4)	57	2001	Director and Chairman of the Board of Directors

Larry C. Oldham(1)	54	1979	Director, President and Chief Executive Officer

Donald E. Tiffin	50	—	Chief Operating Officer

Eric A. Bayley	59	—	Vice President of Corporate Engineering

John S. Rutherford	47	—	Vice President of Land and Administration

Steven D. Foster	52	—	Chief Financial Officer

Edward A. Nash(1)(2)(3)(4)	59	2007	Director

Martin B. Oring(1)(2)(3)(4)	62	2001	Director

Ray M. Poage(1)(2)(3)(4)	60	2003	Director

(1)	Member of Hedging and Acquisitions Committee

(2)	Member of Compensation Committee

(3)	Member of Audit Committee

(4)	Member of Corporate Governance and Nominating Committee
     Mr. Shrader has been a shareholder in the law firm of Sprouse Shrader Smith, Amarillo, Texas, since January 1993. He has also served as a director of Hastings Entertainment, Inc. since 1992. At February 1, 2008, Mr. Shrader was Chairman of the Corporate Governance and Nominating Committee of the Board of Directors.
     Mr. Oldham is a founder of Parallel and has served as an officer and Director since its formation in 1979. Mr. Oldham became President of Parallel in October 1994, and served as Executive Vice President before becoming President. Effective January 1, 2004, Mr. Oldham became Chief Executive Officer. Mr. Oldham received a Bachelor of Business Administration degree from West Texas State University in 1975.
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

(59)

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
     Mr. Nash served as a consultant to TOTAL Petrochemicals, Inc. from February 2004 until December 2006, providing advisory services primarily in the areas of corporate relocation, construction, safety and communications. He also served as a consultant to Clayton Williams Energy, Inc. from September 2003 to September 2004, primarily in the area of acquisitions. From 2000 to March 2003, Mr. Nash was employed by TOTAL as a Senior Vice President of Special Projects and as Senior Vice President of its U.S. onshore division. From 1974 to 2000, Mr. Nash was employed by Fina, Inc. in various capacities, including serving as Vice President of Human Resources, Vice President Exploration and Production from April 1998 to 2000 and as President of Fina Natural Gas Company from 1999 to 2000. Mr. Nash graduated from Texas A&M University in 1970 with a Bachelors of Science degree in Mechanical Engineering. He is a registered professional engineer in Petroleum and Mechanical Engineering. At February 1, 2008, Mr. Nash was Chairman of the Compensation Committee.
     Mr. Oring is an owner and managing member of Wealth Preservation, LLC, a financial counseling firm founded by Mr. Oring in January 2001. From 1998 to December 2000, Mr. Oring was Managing Director Executive Services of Prudential Securities Incorporated, and from 1996 to 1998, Mr. Oring was Managing Director Capital Markets of Prudential Securities Incorporated. From 1989 to 1996, Mr. Oring was Manager of Capital Planning for The Chase Manhattan Corporation. Mr. Oring is also a director of PetroHunter Energy Corporation. At February 1, 2008, Mr. Oring was Chairman of the Hedging and Acquisitions Committee of the Board of Directors.
     Mr. Poage was a partner in KPMG LLP from 1980 to June 2002 when he retired. Mr. Poage’s responsibilities included supervising and managing both audit and tax professionals and providing services, primarily in the area of taxation, to private and publicly held companies engaged in the oil and natural gas industry. At February 1, 2008, Mr. Poage was Chairman of the Audit Committee of the Board of Directors.
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
Corporate Governance
     Under the Delaware General Corporation Law and Parallel’s bylaws, our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of Parallel’s business through discussions with the Chairman of the Board, the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. We currently have five members of the Board, including Edward A. Nash, Larry C. Oldham, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader. The Board has determined that all of our Directors, other than Mr. Oldham, are “independent” for the purposes of NASD Rule 4200(a) (15). The Board based these determinations primarily on responses of the Directors and executive officers to questions regarding employment and compensation history, affiliations and family and other relationships and on discussions among the Directors.

(60)

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
     The Audit Committee of the Board of Directors consists of four Directors, all of whom have no financial or personal ties to Parallel (other than director compensation and equity ownership as described in this Annual Report on Form 10-K) and meet the Nasdaq standards for independence. The Board of Directors has determined that at least one member of the Audit Committee, Ray M. Poage, meets the criteria of an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K, and is independent for purposes of Nasdaq listing standards and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. Mr. Poage’s background and experience includes service as a partner of KPMG LLP where Mr. Poage participated extensively in accounting, auditing and tax matters related to the oil and natural gas business. The Audit Committee operates under a charter which can be viewed in our website on www.plll.com.
     The current members of the Audit Committee are Edward A. Nash, Martin B. Oring, Ray M. Poage (Chairman) and Jeffrey G. Shrader.
Corporate Governance and Nominating Committee
     The Board’s Corporate Governance and Nominating Committee operates under a charter outlining the functions and responsibilities of the committee, including recommending to the full Board of Directors nominees for election as directors of Parallel, and making recommendations to the Board of Directors from time to time as to matters of corporate governance. The current members of this committee are Edward A. Nash, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader A copy of the charter can be viewed in our website at www.plll.com.
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

(61)

Compensation Committee
     The current members of the Compensation Committee are Edward A. Nash, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader. Mr. Nash was appointed to serve on the committee on August 29, 2007 and presently acts as the Chairman of the Compensation Committee. The Compensation Committee of the Board of Directors administers and approves all elements of compensation and awards for our executive officers. The Committee has the responsibility to review and approve the corporate goals and objectives relevant to each executive officer’s compensation, evaluates individual performance of each executive in light of those goals and objectives, and determines and approves each executive’s compensation based on this evaluation.
     Members of the Committee are non-management directors who, in the opinion of the Board, satisfy the independence standards of the Nasdaq Global Market. The Committee has the sole authority to retain consultants and advisors as it may deem appropriate in its discretion, and sole authority to approve related fees and retention terms for these advisors.
     Generally, on its own initiative the Compensation Committee reviews the performance and compensation of all of our executives and then reviews and discusses its conclusions and recommendations with management.
Hedging and Acquisitions Committee
     The Hedging and Acquisitions Committee presently consists of all five of our Directors, including Messrs. Nash, Oldham, Oring, Poage and Shrader. Mr. Oring presently serves as Chairman of this committee. With respect to derivative contracts, the committee reviews, assists, and advises management on overall risk management strategies and techniques with a view to implementing prudent commodity and interest rate derivative arrangements. The Hedging and Acquisitions Committee also reviews with management plans and strategies for pursuing acquisitions.
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

(62)

Director Attendance at Annual Meetings
     We typically schedule a Board meeting in conjunction with our annual meeting of stockholders and expect that our Directors will attend, absent a valid reason, such as illness or a schedule conflict. Last year, all of the individuals then serving as Directors attended our annual meeting of stockholders.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and officers to file periodic reports with the Securities and Exchange Commission. These reports show the Directors’ and officers’ ownership, and the changes in ownership, of our common stock and other equity securities. To our knowledge, all Section 16(a) filing requirements were complied with during 2007.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Introduction and Overview
     The Compensation Committee of the Board of Directors is responsible for determining the types and amounts of compensation we pay to our executives. Our Committee operates under a written charter that you can view on our website at www.plll.com. The Board of Directors has affirmatively determined that each Director who is a member of the Committee meets the independence requirements of the Nasdaq Global Market. The Board determines, in its business judgment, whether a particular Director satisfies the requirements for membership on the Committee set forth in the Committee’s charter. None of the members of the Compensation Committee are current or former employees of Parallel or any of its subsidiaries.
     Our Compensation Committee is responsible for formulating and administering the overall compensation principles and plans for Parallel. This includes establishing the compensation paid to our officers, administering our compensation plans and, generally, reviewing our compensation programs at least annually.
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
     The Company’s practice is and has been to link compensation with performance, measured at the company level, and to emphasize the importance of each executive’s contribution to the overall success of the Company. The overall objectives of our compensation philosophy are to:
•	provide a reasonable and competitive level of current annual income;

•	provide incentives that encourage our executives to continue their employment with us;

•	motivate executives to accomplish our company goals and reward performance;

(63)

•	create an environment conducive to company-oriented success rather than individual success;

•	align compensation and benefits with business strategy and competitive market data;

•	encourage the application of prudent decision making processes in an industry marked by volatility and high risk; and

•	provide for overall compensation arrangements that are fair and reasonable pay for achievements beneficial to Parallel and its stockholders.
     Our Committee supports these objectives by emphasizing compensation arrangements that we believe will attract and retain qualified executives and reward them for creating a solid platform for the long-term growth and success of Parallel. At the same time, we are mindful of, and try to balance our executive compensation arrangements with, the interests and concerns of stockholders.
     To more fully understand our current compensation philosophies and practices, it is important to keep in mind some historical milestones that have influenced the shaping of our compensation practices. For instance, it was not until May 2002 that we had more than seven employees, as compared to 43 employees that we currently have; our total market capitalization (including shares held by our officers and directors) at December 31, 2002 was approximately $58.0 million, as compared to a total market capitalization (including shares held by our officers and directors) of approximately $727.0 million at December 31, 2007; and it was not until the latter part of 2004 that the market price of our stock consistently exceeded $5.00 per share. Given our small size, limited staff and limited resources in earlier years, the compensation of our executives consisted primarily of salaries, cash bonuses and stock options, with an emphasis on the use of stock options. Since November 2002, however, we have limited the use of stock option awards to our executives and we relied more heavily on our Incentive and Retention Plan as a long-term incentive. For 2007, we chose, as we have in the past, to continue a relatively simple compensation framework for our executives. We believe the benefits of this approach include maintaining a higher degree of understanding and certainty for our executives as well as the investing public, and avoiding complex benefit packages and agreements that are less transparent than our compensation program and that require significant time and cost to properly administer. However, as we describe below under “Analysis and Outlook”, we anticipate adopting a long-term equity based incentive plan, in part due to the oil and natural gas exploration and production industry continuing to experience increased competition for qualified personnel at all levels.
     Compensation Components
     Our judgments regarding executive compensation are primarily based upon our assessment of company performance, and each executive officer’s leadership, performance and individual contributions to Parallel’s business. The accounting and tax treatment of different elements of compensation has not had a significant impact on our use of any particular form of compensation. In reviewing the overall compensation of our officers, we have historically considered and used a mix of the following components or elements of executive compensation:
•	base salaries;

•	stock option grants;

•	annual cash bonuses;

•	health and life insurance plans which are generally available to all of our employees;

•	contributions by Parallel to our 401(k) retirement plan;

•	an equity based cash incentive plan;

•	change of control arrangements; and

•	limited perquisites and personal benefits provided by Parallel to our executive officers.

(64)

     To help give you a better understanding of the overall compensation picture of our executives, we have included the following table showing the elements of executive compensation we have used in the past and certain types of executive compensation that we have not used:

Used by
	Parallel	Used by	Not Used by
Elements of Compensation	Prior to 2007	Parallel in 2007	Parallel
Base salaries	✓	✓
Employment agreements			✓
Cash bonuses	✓	✓
Stock awards			✓
Change of control/severence arrangements	✓	✓
Defined benefit pension plan			✓
Defined contribution plan	✓	✓
Stock options	✓
Tax gross-ups	✓
Employee stock purchase/ ownership plan			✓
Supplemental executive retirement plans/benefits			✓
Deferred compensation plan			✓
Incentive and retention plan	✓	✓
Limited perquisites and personal benefits	✓	✓
     Evaluation Factors
     In addition to comparing the compensation packages of our officers with the compensation packages of officers of other companies similar to Parallel, we also relied, as we have in the past, on our general knowledge and experience in the oil and natural gas industry, focusing on a subjective analysis of each of our executive’s contributions to Parallel’s overall performance. Except for comparing the salaries and bonuses of our executives with the salaries and bonuses of executives in our peer group of companies, other specific performance levels or “benchmarks” were not used in 2007 to establish salaries, cash bonuses or grant stock options. We do take into account historic comparisons of Parallel’s financial and operational performance. The link between pay and company performance is based primarily on the Compensation Committee’s evaluation of periodic results of certain elements of company performance. Generally, our evaluations are influenced equally by operational metrics and financial metrics.
     We have not adopted specific target or performance levels with respect to quantitative or qualitative performance-related factors which would automatically result in increases or decreases in compensation. Instead, we make subjective determinations based upon a consideration of many factors, including those we have described below. We have not assigned relative weights or rankings to these factors. Specific elements of company performance and individual performance that we consider in setting compensation policies and making compensation decisions include the following factors, several of which we consider in the context of Parallel alone and by comparison with peer companies:
•	growth in the quantity and value of our proved oil and natural gas reserves;

•	volumes of oil and natural gas produced by Parallel and our executives’ ability to replace oil and natural gas produced with new oil and natural gas reserves;

•	cash flows from operations;

(65)

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
     Although we believe the key components of our executive compensation program, base salary, cash bonuses and the potential for awards under our Incentive and Retention Plan, have provided an adequate mix of different types of compensation that reflect the outcome of our analysis of the evaluation factors described above, after further review and evaluation of the adequacy and effectiveness of our long-term incentive compensation arrangements we also believe that the implementation of a long-term incentive plan could provide a platform for more definitive long-term incentives for our executives while at the same time creating a more performance based award program. For instance, while we believe that potential payments under our Incentive and Retention Plan are reflective of longer-term operational metrics such as reserve growth, increased production and increased cash flows from operations, the plan (a) does not contain provision for any compensation payments for Company or individual performance, whether short-term or long-term, (b) does not provide for any payments unless and until a triggering event occurs, and (c) does not provide certainty of awards for any individual since awards will not be made until a triggering event does occur. More information about the Incentive and Retention Plan and the implementation of a long-term incentive plan is set forth below under the caption “Incentive and Retention Plan” and “Analysis and Outlook”. Base salaries and cash bonuses are more closely linked to the short-term objectives of providing reasonable and competitive levels of current annual increases. Since the elements of compensation we use are fairly limited, the results of our evaluation of the Company’s performance and each executive’s individual performance are reflected more by the amounts of compensation we award, rather than by type of award.
     With our compensation philosophy and objectives in mind, we discuss below in more detail the key elements of executive compensation and the factors underlying our decisions for 2007.
     Base Salaries
     Salary levels are based on factors including individual and company performance, level and scope of responsibility and competitive salary levels within the industry. We do not give specific weights to these factors. The Committee determines base salary levels by reviewing comparative salary data gathered by our CEO and CFO and

(66)

by the Committee’s consultant, and by reviewing publicly available information such as proxy statements filed by other exploration and production companies with similar market capitalizations. As the beginning point for determining base salaries, we reviewed an initial list of 57 publicly-traded companies in our industry. This initial list was then narrowed to 18 companies following our review and after making certain changes to the proposed peer group that had been suggested by management. This peer group was selected based primarily on the similarity of total revenues and business models of Parallel and the companies in the peer group. Using this peer group, we targeted the median percentile range of salaries and cash bonuses for executive officers of the eighteen company peer group. The peer group consisted of the following:
Abraxas Petroleum Corporation
Arena Resources, Inc.
Bill Barrett Corporation
Carrizo Oil & Gas, Inc.
Concho Resources, Inc.
Delta Petroleum Corporation
Edge Petroleum Corporation
GMX Resources, Inc.
Goodrich Petroleum Corporation
Gulfport Energy Corporation
Legacy Reserves, LP
Petroleum Development Corporation
PetroQuest Energy, Inc.
Rex Energy Corporation
Rosetta Resources, Inc.
The Exploration Company of Delaware, Inc.
Venoco, Inc.
Warren Resources, Inc.

     Base salaries for each executive are reviewed individually on an annual basis. Salary adjustments are based on the individual’s experience, background and responsibilities, the individual’s performance during the prior year, the general movement of salaries in the marketplace, and our financial position. As a result of these factors, an executive’s base salary may be above or below the base salaries of executives in other oil and gas exploration and production companies at any point in time. Upon completion of the Committee’s review and evaluation, and based on the financial and operations results and the criteria for the salary determinations, our named executive officers received the following increases in their annual base salaries:

Mr. Oldham	—	from	$330,000	to	$350,000
Mr. Tiffin	—	from	$275,000	to	$300,000
Mr. Rutherford	—	from	$175,000	to	$190,000
Mr. Foster	—	from	$190,000	to	$210,000
Mr. Bayley	—	from	$175,000	to	$190,000
     Cash Bonuses
     Historically, we have used, and continue to use, short-term incentives in the form of annual cash bonuses to compensate executive officers. Annual cash bonuses are viewed by the Committee as supplemental short-term incentives in recognition of Parallel’s overall performance and the efforts made by our executives during a particular year. Cash bonuses are based on a subjective determination of amounts we deem sufficient to reward our executives and remain competitive within our geographic environment. As with base salaries, we also targeted the median percentile rankings of our eighteen-company peer group. We did not use specific performance targets when determining cash bonuses. The Committee considers Parallel’s overall performance, the individual performance of each executive, and the level of responsibility and experience of each executive to determine the final bonus amounts. Bonuses are paid at the discretion of the Committee based on the overall accomplishments of Parallel and individual performance.

(67)

     After completing our review in December 2007, the Committee awarded cash bonuses as follows:

Amount of
Bonus
Mr. Oldham	$200,000
Mr. Tiffin	$175,000
Mr. Rutherford	$70,000
Mr. Foster	$70,000
Mr. Bayley	$70,000
     There were no material differences in the decision making process we used in determining the salaries and cash bonuses of our respective officers.
     Stock Options
     Prior to 2003, we relied heavily on the use of stock options as a form of compensation because of our size and limited cash resources. The Committee did not make any option grants to any officers during the period from 2003 to 2007, and the last time we granted stock options to our Chief Executive Officer, Mr. Oldham, was on June 20, 2001 when he was granted a stock option to purchase 200,000 shares of common stock at an exercise price of $4.97 per share, the fair market value of the common stock on the date of grant. In May 2003, Mr. Oldham voluntarily relinquished 100,000 shares of common stock underlying this option in order to restore and make available shares of stock for option grants to non-officer employees. The last time we granted stock options to any of our other executives was on November 14, 2002 when we granted stock options to Mr. Tiffin, our Chief Operating Officer, and to Mr. Foster, our Chief Financial Officer. Mr. Tiffin was granted a stock option to purchase 50,000 shares of common stock and Mr. Foster was granted a stock option to purchase 35,000 shares of stock. The exercise price of both stock options was $2.18 per share, the fair market value of the common stock on the date of grant.
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
     We do not grant discounted options and exercise prices are not based on a formula. All of our options are granted “at-the-money.” In other words, the exercise price of the option equals the fair market value of the underlying stock on the actual date of grant. As part of our 2006 compensation review, we conducted an internal review of all of our stock option grants going back to August 1996 and did not find any instances of option “backdating”, nor did we backdate any options in 2007. In addition, we have not “repriced” any of our stock options and do not intend to do so.
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
     Other Compensation
     Our executive officers participate in a 401(k) retirement and savings plan on the same basis as other employees. Parallel “matches” certain employee contributions to its 401(k) retirement plan with cash contributions. Company matching amounts for the named executive officers are included under the caption “All Other Compensation” in the Summary Compensation Table on page 73.

(68)

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
     Allocation of Amounts and Types of Compensation
     Other than our 401(k) retirement plan and outstanding stock options that were granted to our executive officers prior to 2003, and although we believe that our Incentive and Retention Plan does have some long-term incentive characteristics, we do not presently have in place what we would consider to be a traditional type of long-term incentive program. Since we have not had a traditional form of long-term incentive program, the method of allocating different forms of long-term compensation has not been a significant consideration for us. The Committee has not adopted a specific policy for allocating between long-term and currently paid out compensation, nor have we adopted a specific policy for allocating between cash and non-cash compensation. However, since December 2002, the compensation we have paid to our executives has emphasized the use of cash rather than non-cash compensation. We have chosen to do this in order to maintain and continue our practice of having a simplified, but effective and competitive, compensation package. In determining the amount and mix of compensation elements for each executive officer, the Committee relies on judgment, not upon fixed guidelines or formulas, or short term changes in our stock price. Specific allocation policies have not been applied by the Committee largely because company performance in the oil and natural gas industry is often volatile and cyclical and Parallel’s performance in any given year, whether favorable or unfavorable, may not necessarily be representative of immediate past results or future performance. The Committee also recognizes that company performance is often the result of factors beyond the control of Parallel or its executives, especially oil and natural gas prices. For instance, even when we believe our executives have demonstrated superior individual performance during any particular year, the year-end value and quantities of our proved reserves, which are based on oil and gas prices at December 31 of each year, may reflect a level of company performance, whether good or bad, that is not necessarily reflective of actual company and individual performance. Consequently, the Compensation Committee examines and recommends executive compensation levels based on the evaluation factors described above compared over a period of time, rather than applying these factors on an isolated or “snapshot” basis at the time compensation levels are established by the Committee. In this regard, and partly due to the peculiarities of financial accounting requirements for exploration and production companies, the Committee emphasizes a subjective approach to allocating the amounts and types of compensation for our executives.
     By choosing to pay the elements of compensation discussed above, we try to maintain a simple and competitive position for our total compensation package.
     Internal and External Assistance
     Our Committee has the authority to retain, at Parallel’s expense, compensation consultants. Utilizing this authority, our Committee engaged the services of an independent compensation consultant, Mercer Human Resources Consultants, Inc., to assist us in our review of executive compensation for 2007. The consultant reports directly to the Committee. We specifically instructed our consultant to use its data base to prepare a peer group of companies based on similarity of revenues and business models and to provide the Committee with information regarding this peer group with respect to base salaries, bonuses, long-term incentives and other types of compensation, as well overall current compensation trends and practices. In the course of our evaluation of executive compensation last year, we compared the data provided to us by our consultant to components and levels of compensation paid to our executives. We also compared the companies suggested by our consultant and by management for inclusion in the peer group. This year, our use of data provided by management was much more limited. Although management provided the Committee with a proposed peer group, we selected the peer group suggested by Mercer, after taking into account changes suggested by management. Our final selection was based primarily on the similarity of revenue and business models of Parallel and the peer companies. Our review included comparisons of pay data for comparable executive positions and compensation components used by the peer group. Our independent consultant also provided the Committee with statistical information and advice on current competitive compensation practices and trends in the marketplace.
     When our Committee meets in formal session, we do so outside the presence of management, including Mr. Oldham, our Chief Executive Officer. However, the Compensation Committee did seek informal input and insight of Mr. Oldham and Mr. Tiffin concerning broad, general topics such as the overall design and levels of our

(69)

existing compensation program, the morale of our executive officers, and any specific factors that they believed to be appropriate for the Committee’s consideration and which the Committee may not be aware of, such as individual performance, and extraordinary day-to-day efforts or accomplishments of any of our executives.
     Change of Control Arrangements
     Our stock option plans and our Incentive and Retention Plan contain “change of control” provisions. We use these provisions in an effort to provide some assurance to the Board of Directors that the Board will be able to rely upon our executives continuing in their positions with Parallel, and that Parallel will be able to rely upon each executive’s services and advice as to the best interests of Parallel and its stockholders without concern that the executive might be distracted by the personal uncertainties and risks created by any proposed or threatened change of control. More information about these change of control provisions can be found under the caption “Potential Payments Upon Change of Control” on page 77.
     Stock Option Plans
     As described in more detail under the caption “Potential Payments Upon Change of Control” on page 77, the Compensation Committee may adjust the stock options currently outstanding and held by our executives upon the occurrence of a change of control. With this authority, the Compensation Committee may in its discretion elect to accelerate the vesting of any stock options that were not fully vested at the time of a change of control. In addition, under some of our stock option plans, acceleration of vesting schedules will automatically occur. In the “Outstanding Equity Awards at Fiscal Year-End” table on page 76, you can see the stock options currently held by our executives and the exercise prices for each of these options. Mr. Oldham, our Chief Executive Officer, is the only executive officer that has a stock option that had not fully vested as of December 31, 2007. As described in that table, Mr. Oldham holds a stock option to purchase a total of 37,500 shares of common stock which remained unvested to the extent of 30,000 shares at December 31, 2007. If a change of control had occurred on December 31, 2007, a total of 30,000 shares would have automatically vested on that date. Under the terms of Mr. Oldham’s stock option, he would have to pay an aggregate of $186,375 to purchase all 37,500 shares. The value of the portion of the option subject to accelerated vesting would have been $379,800 ($17.63 per share closing price on December 31, 2007, multiplied by 30,000 shares subject to accelerated vesting minus $149,100, the aggregate exercise price for the unvested portion of the option).
     Incentive and Retention Plan
     In 2002 and before, long-term incentives were made up of stock options. In 2004, upon recommendation of the Committee, we adopted the Incentive and Retention Plan described in more detail on page 78. Generally, this plan authorizes the Committee to grant executive officers awards in the form of “base shares,” with one base share being equated to one share of our common stock. The value of base shares fluctuates directly with changes in the price of Parallel’s stock which we believe more closely ties the interests of our executives directly to those of stockholders. The base shares are paid out only upon a “corporate transaction” or a “change of control”. These triggering events are further described below and on page 77. Payouts, when triggered, are to be paid in cash. The Committee will determine the total number of base shares to grant each executive officer by using individual performance, level of responsibility, experience and the extent to which each executive officer may have contributed to the occurrence of a triggering event under the plan, as well as the outcome of the event. All of our other employees and consultants are also eligible to participate in this plan.
     The Incentive and Retention Plan was designed to align the interests of executives with stockholders and to provide each executive with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. When we were in the initial stages of formulating this plan, we began with the concept of a more traditional long-term incentive plan which would provide our executives with potential cash awards based on year-to-year comparisons of the growth in our proved oil and gas reserves or related exploration and production criteria, with these annual cash awards being predicated on various performance factors, such as a predetermined percentage increase in our proved oil and natural gas reserves or other related criteria. However, we realized that under this approach annual cash payments could result simply as a result of increases in the prices of oil and natural gas which would not necessarily equate to actual growth in our reserves or any specific achievements by our executives and under circumstances that might not result in additional value to our stockholders. After further consideration, we decided to tie any potential rewards under this plan to the market price of our stock. Although not linked to any specific performance measures, the Committee believed that linking potential rewards to the market

(70)

price of our stock would reflect a “bundling” of company performance measures that are of importance to investors in smaller exploration and production companies like Parallel, and which would be reflected in the market price of our stock. In addition, and instead of providing for “automatic” annual bonuses, we believed it important to reward our executives under circumstances that were more likely to coincide with events that could also result in our stockholders realizing value. Thus, one prong of the Incentive and Retention Plan provides for payments only when there is a “corporate transaction,” such as a merger or sale of Parallel. The second prong of the plan provides for payments upon the occurrence of a change on control. We structured the Incentive and Retention Plan in this fashion primarily to satisfy our objective of retaining management, and to more closely connect potential payments to our executives to an event in which all of our stockholders would be more likely to realize value from their investments in Parallel. Further, the Committee remains of the belief that the Incentive and Retention Plan should eliminate, or at least reduce, any reluctance management might have to pursue potential corporate transactions that may be in the best interests of stockholders. The cash benefits are payable in one lump-sum.
     The oil and natural gas industry in our specific areas of operation continues to experience increases in leasing, acquisitions, drilling and development activities. This activity has resulted in significant management turnover within the areas we operate, largely because of greater compensation packages and incentives being offered by our competitors. At the time we implemented the plan, the Committee believed that the potential rewards to our executives under the Incentive and Retention Plan would provide the necessary incentive for our executives to remain employed by, and diligently pursue the goals of, Parallel. Since adopting the plan, none of our officers have left our employment. However, recognizing that the plan has not resulted in any compensation to our executives over the last four years, the Committee is presently re-evaluating this area of our compensation program.
     Under the Incentive and Retention Plan, our officers, employees and consultants are eligible to receive a one-time performance payment upon the occurrence of a corporate transaction or a one-time retention payment upon the occurrence of a change of control. Generally, a corporate transaction means an acquisition of Parallel, a sale of substantially all of Parallel’s assets or the dissolution of Parallel. A change of control generally means the acquisition of 60% or more of our outstanding common stock or an event that results in our current Directors ceasing to constitute a majority of the Board of Directors.
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
     If a corporate transaction or change of control occurs, the Compensation Committee has the discretion to allocate for payment to each of our executives, employees or consultants a portion of the total performance bonus or retention payment as the Committee determines in its sole discretion. Although the Committee has not made any awards under our Incentive and Retention Plan, for illustration purposes, assuming a corporate transaction or change of control occurred on December 31, 2007, and that the applicable price of our common stock was $17.63 per share, the closing price of our common stock as of December 31, 2007, the total aggregate potential payments to all eligible participants would have been approximately $18.6 million.
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

(71)

     Stock Ownership/Retention Guidelines
     We do not have formal written guidelines or policy statements requiring specified levels of stock ownership or “holding” practices. Under our policy covering insider trading procedures, our executives, their spouses and other immediate family members sharing the executive’s household are prohibited from selling any securities of Parallel that are not owned at the time of the sale, a “short sale.” Also, no such person may buy or sell puts, calls or exchange-traded options in Parallel’s securities. These transactions are speculative in nature and may involve a “bet against the company” which we believe is inappropriate for our insiders.
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
     The types and amounts of perquisites we provide to our executives are included in the “All Other Compensation” column of the Summary Compensation Table on page 73.
     Analysis and Outlook
     During our review of 2007 compensation, we determined that the compensation paid to our executives was below that of the peer group selected by the Committee. The actions of the Compensation Committee in increasing our executives’ salaries and awarding cash bonuses were based mostly on the Committee’s decision to bring our executives’ salaries and bonuses up to the median percentile range of the salaries and bonuses of executives of our peer companies. In addition to performance at the Company level, the Committee also compared the individual efforts, talents and performance of Parallel’s executives with the individuals performing similar functions for the peer companies, some of whom are known by one or more members of the Committee. The Committee’s decisions were also influenced by the individual efforts of each of our executives in response to specific requests made by our Board of Directors. Going forward, the Committee intends to use, more so than it has in the past, objective performance criteria to support certain components of executive compensation rather than the more subjective approach that we have historically used. Based on discussions the Committee has had with our consultant, management and our own deliberations, the Committee further determined that the Incentive and Retention Plan may not be providing the types of incentives anticipated when the plan was originally implemented. In particular, the Committee believes the Incentive and Retention Plan may not continue to provide the necessary incentives to attract and retain qualified oil and gas industry personnel at a time of increased competition for such personnel at all levels and that the absence of an equity based long-term incentive plan could make it more difficult to recruit and retain qualified personnel. Towards this end, and subject to applicable regulatory and stockholder approval requirements, the Committee intends to adopt a long-term incentive plan that would authorize awards of stock options, restricted stock, performance awards or other equity based awards, although no such plan had been adopted by the Compensation Committee at the time our Annual Report on Form 10-K, which includes this Compensation Discussion and Analysis, was filed with the SEC.
     Limit on Deductibility of Certain Compensation
     Provisions of the Internal Revenue Code that restrict the deductibility of certain compensation over one million dollars per year were not a factor in our considerations or recommendations for our 2007 compensation review. Section 162(m) of the Code currently imposes a $1 million limitation on the deductibility of certain compensation paid to our executives. Excluded from the limitation is compensation that is “performance based.” For compensation to be performance based, it must meet certain criteria, including being based on predetermined objective standards approved by stockholders. Compensation to our executives does not currently qualify as “performance based compensation” and thus is not deductible by us for federal income tax purposes.

(72)

Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.
     Based on its review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Proxy Statement for this year’s Annual Meeting of Stockholders.
Members of the Compensation Committee
Edward A. Nash (Chairman)
Martin B. Oring
Ray M. Poage
Jeffrey G. Shrader
Summary of Annual Compensation
     The table below shows a summary of the types and amounts of compensation paid for 2006 and 2007 to Larry C. Oldham, our President and Chief Executive Officer, and to our other four executive officers for the years ended December 31, 2007 and 2006. Also included is the compensation we paid to Thomas R. Cambridge, our former Chairman of the Board of Directors, for the same years. Mr. Cambridge retired from the Board of Directors on June 26, 2007.
Summary Compensation Table

								Change in
								Pension Value
								and
							Non-Equity	Nonqualified	All
							Incentive	Deferred	Other
Name and				Stock	Option		Plan Com-	Compensation	Com-
Principal Position	Year	Salary	Bonus	Awards	Awards		pensation	Earnings	pensation(1)		Total

L. C. Oldham	2007	$330,000	$200,000	0	12,303	(2)	0	0	$59,415	(3)	$601,718
President, Chief Executive Officer and Director	2006	$300,000	$185,000	0	16,683	(2)	0	0	$51,090	(3)	$552,773

D. E. Tiffin	2007	$275,000	$175,000	0	0		0	0	$47,730	(4)	$497,730
Chief Operating Officer	2006	$250,000	$147,500	0	0		0	0	$43,247	(4)	$440,747

E. A. Bayley	2007	$175,000	$70,000	0	0		0	0	$41,640	(5)	$286,640
Vice President of Corporate Engineering	2006	$160,000	$60,000	0	0		0	0	$39,321	(5)	$259,321

J. S. Rutherford	2007	$175,000	$70,000	0	0		0	0	$39,560	(6)	$284,560
Vice President of Land and Administration	2006	$160,000	$60,000	0	0		0	0	$38,174	(6)	$258,174

S. D. Foster	2007	$190,000	$70,000	0	0		0	0	$44,493	(7)	$304,493
Chief Financial Officer	2006	$175,000	$60,000	0	0		0	0	$45,547	(7)	$280,547

T. R. Cambridge(8)	2007	$70,889	0	0	0		0	0	0		$70,889
Former Chairman of the Board of Directors	2006	$135,000	$60,000	0	0		0	0	$5,152		$200,152

(1)	Included in this column is (a) all other compensation received by the named executive officer but not reported under any other column of this table, and (b) the incremental cost of all perquisites and personal benefits for each named executive officer, in each case as identified in the following table:

(73)

		Mr.	Mr.	Mr.	Mr.	Mr.	Mr.
		Oldham	Tiffin	Rutherford	Foster	Bayley	Cambridge
Personal use of club memberships(a)	2007	$0	$0	$1,547	$1,670	$2,085	$0
	2006	$0	$0	$3,376	$3,652	$0	$0

Personal use of comp any car(b)	2007	$4,625	$0	$5,644	$0	$10,291	$0
	2006	$1,723	$0	$1,179	$0	$8,401	$0

Car allowance	2007	$0	$8,050	$0	$8,050	$0	$0
	2006	$0	$6,000	$0	$6,000	$0	$0

Personal use of office space(c)	2007	$1,809	$0	$0	$0	$0	$0
	2006	$2,366	$0	$0	$0	$0	$0

CEO life insurance(d)	2007	$4,063	$0	$0	$0	$0	$0
	2006	$3,793	$0	$0	$0	$0	$0

Personal use of charter aircraft	2007	(e)	$0	(e)	$0	$0	$0
	2006	(e)	(e)	(e)	$0	$0	$0

Tax “gross up”(f)	2007	$0	$0	$0	$0	$0	$0
	2006	$3,629	$1,687	$3,697	$3,559	$3,836	$5,152

Other(g)	2007	$5,935	$0	$0	$0	$0	$0

(a)	The value of personal use of club memberships represents that portion of annual club dues determined by multiplying the total annual club dues by a fraction equal to expenses for personal use divided by total business and personal expenses. All employees pay or reimburse us for their personal expenses.

(b)	Personal use of a company car is based on the sum of the fair lease value of the car, maintenance expense and gas expense, multiplied by a fraction, the numerator of which is the number of miles driven for personal use and the denominator of which is the total number of miles driven.

(c)	Includes personal use of office space by Mr. Oldham’s wife for charitable, civic and personal activities. The value has been determined by multiplying the number of square feet in the office by the cost per square foot paid by Parallel under its lease agreement covering its executive offices, and as adjusted for a proportionate share of common area maintenance expenses.

(d)	We provide a $100,000 whole life insurance policy for Mr. Oldham and pay the premiums for maintaining the policy in force.

(e)	From time to time, the executive’s spouse will accompany the executive on business trips when there is an unoccupied seat on the aircraft. However, there is no aggregate incremental cost to us.

(f)	The tax “gross up” payments for each named executive officer were made in connection with cash bonuses in the amount of $10,000 that were awarded to each named executive officer on December 6, 2006.

(g)	Includes the cost of commercial airfare for Mr. Oldham’s wife when she accompanied him on seven separate business trips.

(2)	The amounts shown in this column represent the dollar amount we recognized for financial statement reporting purposes, computed in accordance with FAS 123(R), of an option award made to Mr. Oldham prior to 2006. For a discussion of valuation assumptions, see Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	For 2007, such amount includes Parallel’s contribution in the amount of $19,800 to Mr. Oldham’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $23,183 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $16,432 representing the total value of all other compensation and perquisites and personal benefits provided to Mr. Oldham as described in

(74)

footnote 1. For 2006, such amount includes Parallel’s 2006 contribution in the amount of $18,000 to Mr. Oldham’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $21,579 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $11,511 representing the total value of all other compensation and perquisites and personal benefits provided to Mr. Oldham as described in footnote 1.
(4)	For 2007, such amount includes Parallel’s contribution in the amount of $16,500 to Mr. Tiffin’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $23,180 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $8,050 representing the total value of all other compensation and perquisites and personal benefits provided to Mr. Tiffin as described in footnote 1. For 2006, such amount includes Parallel’s 2006 contribution in the amount of $15,000 to Mr. Tiffin’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $20,560 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $7,687 representing the total value of all other compensation and perquisites and personal benefits provided to Mr. Tiffin as described in footnote 1.
(5)	For 2007, such amount includes Parallel’s contribution in the amount of $10,500 to Mr. Bayley’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $18,764 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $12,376 representing the total value of all other compensation and perquisites and personal benefits provided to Mr. Bayley as described in footnote 1. For 2006, such amount includes Parallel’s 2006 contribution in the amount of $9,600 to Mr. Bayley’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $17,484 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $12,237 representing the total value of all other compensation and perquisites and personal benefits provided to Mr. Bayley as described in footnote 1.
(6)	For 2007, such amount includes Parallel’s contribution in the amount of $10,500 to Mr. Rutherford’s individual retirement account maintained under the 401(k) plan; insurance premiums in the amount of $21,869 for nondiscriminatory group life, medical, disability and dental insurance; and $7,191 representing the total value of all other compensation and perquisites and personal benefits provided to Mr. Rutherford as described in footnote 1. For 2006, such amount includes Parallel’s 2006 contribution in the amount of $9,600 to Mr. Rutherford’s individual retirement account maintained under the 401(k) plan; insurance premiums in the amount of $20,322 for nondiscriminatory group life, medical, disability and dental insurance; and $8,252 representing the total value of all other compensation and perquisites and personal benefits provided to Mr. Rutherford as described in footnote 1.
(7)	For 2007, such amount includes Parallel’s contribution in the amount of $11,400 to Mr. Foster’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $23,373 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $9,720 representing the total value of all other compensation and perquisites and personal benefits provided to Mr. Foster as described in footnote 1. For 2006, such amount includes Parallel’s 2006 contribution in the amount of $10,500 to Mr. Foster’s individual retirement account maintained under Parallel’s 401(k) plan; insurance premiums in the amount of $21,836 for nondiscriminatory group life, medical, disability, long-term care and dental insurance; and $13,211 representing the total value of all other compensation and perquisites and personal benefits provided to Mr. Foster as described in footnote 1.
(8)	The 2007 information shown in this table for Mr. Cambridge is for the period from January 1, 2007 to June 26, 2007, the date of his retirement. Except as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence” on page 90, no other payments were made to Mr. Cambridge or his affiliated entities for the fiscal year ended December 31, 2007.
Outstanding Equity Awards at Fiscal Year-End
     Historically, we have used stock options as part of the overall compensation of Directors, officers and employees. However, we did not grant any stock options in 2007 to any of the executive officers named in the Summary Compensation Table. Summary descriptions of our stock option plans are included in this Annual Report on Form 10-K, beginning on page 84 so you can review the types of options we have granted in the past and the significant features of our stock options.

(75)

          In the table below, we show certain information about the outstanding equity awards held by the named executive officers at December 31, 2007.
Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			Equity					Awards:	Market or
			Incentive					Number	Payout
			Plan				Market	of	Value of
	Number	Number	Awards:			Number	Value	Unearned	Unearned
	of	of	Number			of Shares	of Shares	Shares,	Shares,
	Securities	Securities	of			or	or Units	Units or	Units or
	Underlying	Underlying	Securities			Units of	of	Other	Other
	Unexercised	Unexercised	Underlying			Stock	Stock	Rights	Rights
	Options	Options	Unexercised	Option	Option	That Have	That Have	That Have	That Have
	(#)	(#)	Unearned	Exercise	Expiration	Not	Not	Not	Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested

L. C. Oldham	7,500 (1)	30,000 (1)	0	$4.97	06-20-11	0	0	0	0

E. A. Bayley	25,000	0	0	$3.60	08-04-08	0	0	0	0
	50,000	0	0	$4.97	06-20-11	0	0	0	0

J. S. Rutherford	44,000	0	0	$4.97	06-20-11	0	0	0	0

D. E. Tiffin	0	0	0	0	0	0	0	0	0

S. D. Foster	0	0	0	0	0	0	0	0	0

T. R. Cambridge	0	0	0	0	0	0	0	0	0

(1)	This stock option is exercisable with respect to 7,500 shares on the first day of January in each of the years 2007, 2008, 2009, 2010 and 2011.

(76)

Option Exercises and Stock Vested in 2007
     In the table below, we show certain information about (i) the number of shares of common stock acquired upon exercise of stock options by each of the named executive officers in 2007 and the value realized on exercise of the stock options and (ii) stock awards.

	Option Awards			Stock Awards
	Number of			Number of
	Shares		Value	Shares	Value
	Acquired		Realized	Acquired	Realized
	on		on	on	on
Name	Exercise		Exercise(1)	Vesting	Vesting

Larry C. Oldham	46,000		$661,020	0	0

Donald E. Tiffin	0		$0	0	0

Eric A. Bayley	25,000		$464,000	0	0

John S. Rutherford	2,000		$31,980	0	0
	2,000		$31,980	0	0
	2,000		$29,780	0	0

Steven D. Foster	0		$0	0	0

Thomas R. Cambridge	100,000		$1,890,000	0	0
	1,707	(2)	$26,015	0	0
	25,000	(2)	$384,500	0	0
	26,707	(2)	$361,079	0	0
	23,293	(2)	$356,383	0	0
	23,293	(2)	$312,592	0	0
	1,707	(2)	$20,569	0	0
	50,000	(2)	$636,000	0	0
	25,000	(2)	$325,000	0	0
	23,293	(2)	$283,010	0	0

(1)	The value realized on exercise is equal to the closing price of our common stock on the date of exercise, less the exercise price of the stock option exercised, multiplied by the number of shares acquired on exercise.

(2)	These shares were acquired by Mr. Cambridge during the period from August 23, 2007 to September 11, 2007 upon exercise of stock options following his retirement on June 26, 2007. All of the stock options exercised by Mr. Cambridge after his retirement would have expired by their own terms on September 26, 2007 had they not been exercised.
Potential Payments Upon Change of Control
     Stock Option Plans
     Our outstanding stock options and stock option plans contain certain change of control provisions which are applicable to our outstanding stock options, including the options held by our officers and Directors. For purposes of our options, a change of control occurs if:
•	we are not the surviving entity in a merger or consolidation (or survive only as a subsidiary of another entity);

•	we sell, lease or exchange all or substantially all of our assets;

•	we dissolve and liquidate;

(77)

•	any person or group acquires beneficial ownership of more than 50% of our common stock; or

•	in connection with a contested election of Directors, the persons who were Directors of Parallel before the election cease to constitute a majority of the Board of Directors.
     Under our 1992 Stock Option Plan and 2001 Employee Stock Option Plan, if a change of control occurs, the Compensation Committee of the Board of Directors can:
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
     The purpose of the plan is to advance the interests of Parallel and its stockholders by providing officers and employees with incentive bonus compensation which is linked to a corporate transaction. As defined in the plan, a corporate transaction means:
•	an acquisition of us by way of purchase, merger, consolidation, reorganization or other business combination, whether by way of tender offer or negotiated transaction, as a result of which our outstanding securities are exchanged or converted into cash, property and/or securities not issued by us;
•	a sale, lease, exchange or other disposition by us of all or substantially all of our assets;
•	our stockholders approve a plan or proposal for our liquidation or dissolution; or
•	any combination of any of the foregoing.

(78)

      The plan recognizes the possibility of a proposed or threatened transaction and the need to be able to rely upon officers and employees continuing their employment, and that Parallel be able to receive and rely upon their advice as to the best interests of Parallel and its stockholders without concern that they might be distracted by the personal uncertainties and risks created by any such transaction. In this regard, the plan provides for a retention payment upon the occurrence of a change of control, as defined below.
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
     The amount of these payments depends on future prices of Parallel’s common stock, which is undeterminable until a triggering event occurs. In the case of a corporate transaction, the total cash obligation for performance bonuses is equal to the sum of (a) per share price received by all stockholders minus a base price of $3.73 per share, multiplied by 1,080,362 shares, plus (b) the per share price received by all stockholders minus an “additional base price” of $8.62 per share, multiplied by 400,000 “additional base shares”. As an example, if the stockholders of Parallel received the December 31, 2007 per share closing price of $17.63 in a merger, tender offer or other corporate transaction, the total aggregate potential payments to all plan participants would be [($17.63 — $3.73) x 1,080,362], plus [$17.63 — $8.62) x 400,000], or $18.6 million. If a change of control occurs, the total amount of cash retention payments to all plan participants would be equal to the sum of (a) per share closing price of Parallel’s common stock on the day immediately preceding the change of control minus the base price of $3.73 per share, multiplied by 1,080,362, plus (b) the per share closing price of Parallel’s common stock on the day immediately preceding the change of control minus an “additional base price” of $8.62 per share, multiplied by 400,000.
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
     Our ultimate liability under the plan is not readily determinable because of the inability to predict the occurrence of a corporate transaction or change of control, or our stock price on the future date of any such corporate transaction or change of control. No liability will be recorded until such time as a corporate transaction or change of control becomes probable and the amount of the liability becomes determinable. The occurrence of a change of con-

(79)

trol or a corporate transaction could have a negative impact on our financial condition and results of operations, depending upon the price of our common stock at the time of a change of control or corporate transaction.
     The plan is entirely unfunded and the plan makes no provision for segregating any of our assets for payment of any amounts under the plan.
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
Non-Officer Severance Plan
     In January 2006, a Non-Officer Employee Severance Plan was implemented for the purpose of providing our non-officer employees with an incentive to remain employed by us. This plan provides for a one-time severance payment to non-officer employees equal to one year of their then current base salary upon the occurrence of a change of control within the meaning of the plan. Based on the aggregate non-officer base salaries in effect as of December 31, 2007, if a change of control had occurred at December 31, 2007, the total severance amount payable under this plan would have been approximately $3.8 million.
Compensation of Directors
     In addition to reviewing the compensation of our executive officers, the Compensation Committee also periodically reviews the compensation program for our four non-employee Directors, all of whom are members of the Compensation Committee. The last time Director compensation was modified was in June 2004. At its meeting held on February 12, 2008, the Committee authorized and approved the payment of an annual cash retainer fee in the amount of $50,000 for each non-employee Director, which will be paid in lieu of all other cash fees. The per meeting fees that we have been paying to our non-employee Directors for attendance at Board and Board committee meetings, and the fees paid for serving as Chairman of Board committees, were terminated effective January 1, 2008. The Committee is also currently reviewing and evaluating the equity component of Director compensation.
     Mr. Oldham, our only Director who is also an officer of Parallel, does not receive any compensation for his services as a member of the Board or the Board’s Hedging and Acquisitions Committee.

(80)

     In the table below, we show certain information about the compensation paid to our non-employee Directors during 2007.
2007 Director Compensation

					Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
Name	Cash	Awards(1)	Awards(2)	Compensation	Compensation	Compensation	Total
D. E. Chitwood(3)	$1,500	$0	$0	0	0	0	$1,500
E. A. Nash	$11,375	$23,964	$0	0	0	0	$35,339
M .B. Oring	$33,000	$23,964	$77,872	0	0	0	$134,836
R.M . Poage	$32,250	$23,964	$203,238 (4)	0	0	0	$259,452
J.G. Shrader	$41,750 (5)	$23,964	$77,872	0	0	0	$143,586

(1)	On the first day of July of each year, beginning July 1, 2004, our non-employee directors are automatically granted shares of common stock having a value of $25,000. The actual number of shares granted is determined by dividing $25,000 by the average daily closing price of the common stock for ten consecutive trading days commencing fifteen trading days before the first day of July of each year. Under this plan, a total of 1,100 shares of common stock have been granted to Mr. Nash and each of Messrs. Oring, Poage and Shrader have been granted a total of 10,395 shares of common stock since inception of the plan, which includes 1,100 shares granted to each of them on the July 1, 2007 grant date. For the July 1, 2007 grant, the 1,100 shares were calculated by dividing $25,000 by $22.723, the ten trading day average closing price of the stock, beginning on June 18, 2007. Since July 1, 2007 was not a business day, the amount set forth in this column is based on the closing price of our common stock on July 2, 2007, the first business day following the grant date. The amounts shown in this column represent the dollar amount we recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2007, computed in accordance with FAS 123R and also represents the aggregate grant date fair value computed in accordance with FAS 123R. Due to an inadvertent error in calculating the number of shares granted to each of our non-employee directors in 2007, each non-employee director received 39 more shares than the total of 1,061 shares that each non-employee director should have received. Our non-employee directors have agreed to offset against future cash fees the economic equivalent (approximately $919) of the additional 39 shares.

(2)	The amounts shown in this column represent the dollar amount we recognized for financial statement reporting purposes with respect to the fiscal year ended December 31, 2007, computed in accordance with FAS 123(R) of option awards made to the non-employee Directors prior to 2007 and the option award made to Mr. Poage in 2007 as further described in footnote (4) below. The amounts shown exclude the impact of estimated forfeitures. For a discussion of valuation assumptions, see Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. For information about the aggregate number of stock options held by each of our nonemployee Directors, you should read the table below under the heading “Outstanding Equity Awards at 2007 Fiscal Year-End”.

(3)	Mr. Chitwood resigned from the Board of Directors on January 23, 2007.

(4)	On March 27, 2007, a stock option to purchase 17,500 shares of common stock was granted to Mr. Poage under the Parallel Petroleum Corporation 1997 Nonemployee Directors’ Stock Option Plan. The option becomes exercisable with respect to 8,750 shares on March 27, 2008 and the remaining 8,750 shares become exercisable on March 27, 2009. The grant date fair value of the option award, computed in accordance with FAS 123(R), was $217,898.

(5)	This amount includes $7,500 for Mr. Shrader’s service as Chairman of the Corporate Governance and Nominating Committee for 2004, 2005 and 2006 but paid in 2007.
     Narrative descriptions of the components of our Director compensation are included below under the captions “ — Cash”; “ — Stock Options”; “ — Other”; “ — 2004 Non-Employee Director Stock Grant Plan”; “ — Stock Option Plans — 1997 Nonemployee Directors Stock Option Plan” and “2001 Nonemployee Directors Stock Option Plan”.

(81)

     In the table below, we show certain information about the outstanding equity awards held by our non-employee Directors at December 31, 2007.
Outstanding Equity Awards at 2007 Fiscal Year-End

		Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			Equity					Awards:	Market or
			Incentive					Number	Payout
			Plan				Market	of	Value of
	Number	Number	Awards:			Number	Value	Unearned	Unearned
	of	of	Number			of Shares	of Shares	Shares,	Shares,
	Securities	Securities	of			or	or Units	Units or	Units or
	Underlying	Underlying	Securities			Units of	of	Other	Other
	Unexercised	Unexercised	Underlying			Stock	Stock	Rights	Rights
	Options	Options	Unexercised	Option	Option	That Have	That Have	That Have	That Have
	(#)	(#)	Unearned	Exercise	Expiration	Not	Not	Not	Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested
E. A. Nash	0	0	0	—	—	0	0	0	0

M.B. Oring	5,000	0	0	$4.58	05-02-11	0	0	0	0
	25,000	0	0	$4.97	06-21-11	0	0	0	0
	34,500	0	0	$2.80	12-18-12	0	0	0	0
	20,000	0	0	$4.61	05-07-11	0	0	0	0
	10,000	15,000 (1)	0	$12.27	08-23-15	0	0	0	0
	10,000	15,000 (1)	0	$12.27	08-23-15	0	0	0	0

R.M. Poage	50,000	0	0	$2.61	04-28-13	0	0	0	0
	20,000	30,000 (2)	0	$12.27	08-23-15	0	0	0	0
	0	17,500 (3)	0	$22.89	03-27-17	0	0	0	0

J.G. Shrader	20,000	30,000 (2)	0	$12.27	08-23-15	0	0	0	0

(1)	These stock options become exercisable with respect to 5,000 shares on the twenty-third day of August in each of the years 2008 through 2010.

(2)	These stock options become exercisable with respect to 10,000 shares on August 23, 2008 and on the twenty-third day of August in each of the years 2009 and 2010.

(3)	This stock option becomes exercisable with respect to 8,750 shares on March 27, 2008, and an additional 8,750 shares become exercisable on March 27, 2009.
Cash
     Following stockholder approval of the 2004 Non-Employee Director Stock Grant Plan in June 2004, we reduced by one-half the per meeting and annual cash fees we had been paying to our non-employee Directors. For 2007, we paid each non-employee Director a cash fee of $750 for attendance at each meeting of the Board of Directors and each non-employee Director who is a member of a Board committee also received:
•	$375 per meeting for service on the Compensation Committee, with the Chairman of the Compensation Committee being entitled to receive an additional fee of $2,500 per year;

(82)

•	$375 per meeting for service on the Audit Committee, with the Chairman of the Audit Committee being entitled to receive an additional fee of $5,000 per year and each other Audit Committee member receiving $2,500 per year;
•	$375 per meeting for service on the Corporate Governance and Nominating Committee, with the Chairman of the Corporate Governance and Nominating Committee being entitled to receive an additional fee of $2,500 per year; and
•	$375 per meeting for service on the Hedging and Acquisitions Committee, with the Chairman of the Hedging and Acquisitions Committee being entitled to receive an additional fee of $2,500 per year.
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
     Parallel provides liability insurance for its Directors and officers. The cost of this coverage for 2007 was approximately $524,000.
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

(83)

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
     At February 8, 2008, 74,420 shares of common stock were available for issuance under this plan.
Stock Option Plans
     1992 Stock Option Plan. In May 1992, our stockholders approved and adopted the 1992 Stock Option Plan. The 1992 Plan expired by its own terms on March 1, 2002, but remains effective only for purposes of outstanding options. The 1992 Plan provided for granting to key employees, including officers and Directors who were also key employees of Parallel, and Directors who were not employees, options to purchase up to an aggregate of 750,000 shares of common stock. Options granted under the 1992 Plan to employees are either incentive stock options or options which do not constitute incentive stock options. Options granted to non-employee Directors are not incentive stock options.
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
     At February 8, 2008, options to purchase a total of 20,000 shares of common stock were outstanding under the 1992 Plan.
     1997 Nonemployee Directors Stock Option Plan. The 1997 Nonemployee Directors Stock Option Plan was approved by our stockholders at the annual meeting of stockholders held in May 1997. This plan provides for granting to Directors who are not employees of Parallel options to purchase up to an aggregate of 500,000 shares of common stock. Options granted under this plan are not incentive stock options within the meaning of the Internal Revenue Code.
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
     Options may not be granted under this plan after March 27, 2007 and at December 31, 2007, there were no shares of common stock available for future option grants under this plan.

(84)

     At February 8, 2008, options to purchase a total of 97,500 shares of common stock were outstanding under this plan.
     1998 Stock Option Plan. In June 1998, our stockholders adopted the 1998 Stock Option Plan. The 1998 Plan provides for the granting of options to purchase up to 850,000 shares of common stock. Stock options granted under the 1998 Plan may be either incentive stock options or stock options which do not constitute incentive stock options.
     The 1998 Plan is administered by the Compensation Committee of the Board of Directors. Members of the Compensation Committee are not eligible to participate in the 1998 Plan. Only employees are eligible to receive options under the 1998 Plan and the Compensation Committee selects the employees who are granted options and establishes the number of shares issuable under each option.
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
     Options may not be granted under the 1998 Plan after March 11, 2008. However, at December 31, 2007, there were no shares of common stock available for future option grants under the 1998 Stock Option Plan.
     At February 8, 2008, options to purchase a total of 72,500 shares of common stock were outstanding under this plan.
     2001 Nonemployee Directors Stock Option Plan. The 2001 Nonemployee Directors Stock Option Plan was approved by our stockholders at the annual meeting of stockholders held in June 2001. This plan provides for granting to Directors who are not employees of Parallel options to purchase up to an aggregate of 500,000 shares of common stock. Options granted under the plan will not be incentive stock options within the meaning of the Internal Revenue Code.
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
     Options may not be granted under this plan after May 2, 2011. However, at December 31, 2007, no shares of common stock were available for future option grants under this plan.
     At February 8, 2008, options to purchase 184,500 shares of common stock were outstanding under this plan.
     2001 Employee Stock Option Plan. In June 2001, our Board of Directors adopted the2001 Employee Stock Option Plan. This plan authorized the grant of options to purchase up to 200,000 shares of common stock, or less than 1.00% of our outstanding shares of common stock. Directors and officers are not eligible to receive options under this plan. Only employees are eligible to receive options. Stock options granted under this plan are not incentive stock options.
     This plan was implemented without stockholder approval.

(85)

     The 2001 Employee Stock Option Plan is administrated by the Compensation Committee of the Board of Directors. The Compensation Committee selects the employees who are granted options and establishes the number of shares issuable under each option.
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
     The Employee Stock Option Plan will expire on June 20, 2011. However, at December 31, 2007, no shares of common stock were available for future option grants under this plan.
     At February 8, 2008, options to purchase 183,000 shares of common stock were outstanding under this plan.
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
     Each employee is eligible to participate in the plan as of the date of his or her employment. An employee may elect to have his or her compensation reduced by a specific percentage or dollar amount and have that amount contributed to the plan as a salary deferred contribution. A plan participant’s aggregate salary deferred contributions for a plan year may not exceed certain statutory dollar limits, which for 2007 was $15,500. In addition to the annual salary deferral limit, employees who reach age 50 or older during a calendar year can elect to take advantage of a catch-up salary deferral contribution which, for 2007, was $5,000.The amount deferred by a plan participant, and any earnings on that amount, are not subject to income tax until actually distributed to the participant.
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
     We make matching contributions to employee accounts in an amount equal to the contribution made by each employee, subject to a maximum of 6% of each employee’s salary during any calendar year. During 2007, we contributed an aggregate of $274,335 to the accounts of 45 employee participants. Of this amount, $19,800 was allocated to Mr. Oldham’s account; $10,500 was allocated to Mr. Bayley’s account; $10,500 was allocated to Mr. Rutherford’s account; $16,500 to Mr. Tiffin’s account; and $11,400 to Mr. Foster’s account.

(86)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The table below shows information as of February 14, 2008 about the beneficial ownership of common stock by: (1) each person known by us to own beneficially more than five percent of our outstanding common stock; (2) our five current executive officers named in the Summary Compensation Table on page 73; (3) each Director of Parallel; and (4) all of our executive officers and Directors as a group.

Name and Address	Amount and Nature		Percent
of	of		of
Beneficial Owner	Beneficial Ownership (1)		Class(2)

Larry C. Oldham 1004 N. Big Sp ring, Suite 400 Midland, Texas 79701	733,590	(3)	1.78%

Donald E. Tiffin 1004 N. Big Sp ring, Suite 400 Midland, Texas 79701	24,350	(4)	*

Eric A. Bay ley 1004 N. Big Sp ring, Suite 400 Midland, Texas 79701	153,490	(5)	*

Steven D. Foster 1004 N. Big Sp ring, Suite 400 Midland, Texas 79701	16,000	(6)	*

John S. Rutherford 1004 N. Big Sp ring, Suite 400 Midland, Texas 79701	89,800	(7)	*

Edward A. Nash 16214 Lafone Spring, Texas 77379	1,100		*

Martin B. Oring 10817 Grande Blvd. West Palm Beach, Florida 33417	208,414	(8)	*

Ray M. Poage 4711 Meandering Way Colleyville, Texas 76034	109,213	(9)	*

Jeffrey G. Shrader 801 S. Filmore, Suite 600 Amarillo, Texas 79105	55,395	(10)	*

Dreman Value Management, L.L.C. 520 East Cooper Ave., Suite 230-4 Aspen, Colorado 81611	2,203,250	(11)	5.34%

Neuberger Berman, Inc. 605 Third Avenue New York, New York 10158	4,115,645	(12)	9.98%

Next Century Growth Investors, LLC 5500 Wayzata Blvd., Suite 1275 Minneapolis, Minnesota 55416	2,947,394	(13)	7.14%

All Executive Officers and Directors as a Group(9 persons)	1,391,352	(14)	3.35%

(87)

*	Less than one percent.

(1)	Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers.

(2)	Securities not outstanding, but included in the beneficial ownership of each such person, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Shares of common stock that may be acquired within sixty days of February 8, 2008 upon exercise of outstanding stock options are deemed to be outstanding.

(3)	Includes 400,000 shares of common stock held indirectly through Oldham Properties, Ltd., a limited partnership, and as to which Mr. Oldham disclaims beneficial ownership. Also included are 15,000 shares of common stock underlying a presently exercisable stock option held by Mr. Oldham. At February 8, 2008, a total of 50,000 shares of common stock were pledged as collateral to secure repayment of loans.

(4)	Of the total number of shares shown, 9,350 shares are held indirectly through Mr. Tiffin’s individual retirement account.

(5)	Includes 75,000 shares of common stock underlying presently exercisable stock options. A total of 6,790 shares of common stock are held indirectly by Mr. Bayley through an Individual Retirement Account and 408(k) Plan. At February 8, 2008, a total of 40,000 shares of common stock were pledged as collateral to secure repayment of loans. The total number of shares shown excludes a warrant to purchase 200 shares of common stock.

(6)	Includes 400 shares of common stock held by Mr. Foster’s wife and 9,000 shares held in his 408(k) Plan.

(7)	Includes 44,000 shares of common stock underlying a presently exercisable stock option. At February 8, 2008, a total of 45,800 shares of common stock were pledged as collateral to secure repayment of loans.

(8)	Of the total number of shares shown, 15,500 shares are held directly by Mr. Oring’s wife; 82,019 shares are held by Wealth Preservation, LLC, a limited liability company owned and controlled by Mr. Oring and his wife; and 104,500 shares may be acquired by Mr. Oring upon exercise of stock options that are presently exercisable or that become exercisable within the next sixty days.

(9)	Includes 20,068 shares of common stock held indirectly by Mr. Poage through his individual retirement account. Also included are 78,750 shares that may be acquired upon exercise of stock options that are presently exercisable or that become exercisable within the next sixty days.

(10)	Includes 20,000 shares of common stock that may be acquired upon exercise of a presently exercisable stock option or that become exercisable within the next sixty days. At February 8, 2008, a total of 25,000 shares of common stock were pledged as collateral to secure repayment of loans.

(11)	As reported in Schedule 13G filed by Dreman Value Management, L.L.C., an investment advisor, with the Securities and Exchange Commission on February 14, 2008, Dreman Value Management, L.L.C., or “Dreman”, reported beneficial ownership of 2,203,250 shares of common stock. Of these shares, Dreman reported sole voting power with respect to 624,950 shares; shared voting power with respect to 22,900 shares and shared dispositive power with respect to 2,203,250 shares.

(12)	Based on Amendment No. 1 to Schedule 13G filed by Neuberger Berman, Inc., Neuberger Berman, LLC, Neuberger Berman Management, Inc. and Neuberger Berman Equity Funds with the Securities and Exchange Commission on February 12, 2008, Neuberger Berman, Inc. or “NBI”, reported beneficial ownership of 4,115,645 shares of common stock. Of these shares, NBI and Neuberger Berman, LLC each reported sole voting power with respect to 118,204 shares; shared voting power with respect to 3,067,141 shares; and shared dispositive power with respect to 4,115,645 shares. Neuberger Berman Management, Inc. reported shared voting and dispositive powers with respect to 3,067,145 shares and Neuberger Berman Equity Funds reported shared voting and dispositive powers with respect to 3,032,641 shares. NBI is the parent company of

(88)

Neuberger Berman, LLC, an investment advisor and broker-dealer, and Neuberger Berman Management Inc., an investment advisor to a series of public mutual funds. Neuberger Berman, LLC is deemed to be a beneficial owner of such shares since it has shared dispositive power, and in some cases the sole power to vote such shares. Neuberger Berman Management Inc. is deemed to be a beneficial owner of such shares since it has shared dispositive and voting power. The holdings of Lehman Brothers Asset Management LLC, an affiliate of Neuberger Berman LLC, are also included in the total number of shares shown.

(13)	Based on Schedule 13G filed by Next Century Growth Investors, LLC, Thomas L. Press and Donald M. Longlet with the Securities and Exchange Commission on February 14, 2008, Next Century Growth Investors, LLC, or “NCGI”, reported beneficial ownership of 2,947,394 shares of common stock. NCGI reported that it may be deemed to be the beneficial owner of such shares by virtue of its investment discretion and/or voting power over client securities, which may be revoked, and that Thomas L. Press and Donald M. Longlet may also be deemed to have beneficial ownership of such shares as a result of their positions with and ownership positions in NCGI, which could be deemed to confer upon each of them voting and/or investment power over the shares. Each of NCGI, Thomas L. Press and Donald M. Longlet disclaim beneficial ownership of such shares except to the extent of each of their respective pecuniary interests therein, if any.

(14)	Includes 337,250 shares of common stock underlying stock options that are presently exercisable or that become exercisable within the next sixty days.
Equity Compensation Plans
     At December 31, 2007, a total of 631,920 shares of common stock were authorized for issuance under our equity compensation plans. In the table below, we describe certain information about these shares and the equity compensation plans which provide for their authorization and issuance. You can find additional information about our stock grant and stock option plans beginning on page 84.
Equity Compensation Plan Information

			(c)
			Number of securities
		(b)	remaining available for
	(a)	Weighted-average	future issuance under
	Number of securities to be	exercise	equity compensation
	issued upon exercise of	price of outstanding	plans (excluding
	outstanding options,	options, warrants and	securities reflected in
Plan category	warrants and rights	rights	column (a))
Equity compensation plans approved by security holders	374,500 (1)	$8.03	74,420 (2)
Equity compensation plans not approved by security holders	183,000 (3)	$4.97	—
Total	557,500	$7.03	74,420

(1)	Includes shares of common stock issuable upon exercise of stock options granted under our 1992 Stock Option Plan, 1997 Nonemployee Directors Stock Option Plan, 1998 Stock Option Plan, and 2001 Nonemployee Directors Stock Option Plan.

(2)	These shares of common stock are available for future issuance under our 2004 Non-Employee Director Stock Grant Plan.

(3)	These shares represent shares of common stock underlying stock options granted on June 20, 2001 to non-officer employees under our 2001 Employee Stock Option Plan. The 2001 Employee Stock Option Plan is the only equity compensation plan in effect that we have adopted without approval of our stockholders. Our directors and officers are not eligible to participate in this plan. A description of the material features of this plan can be found under the caption “2001 Employee Stock Option Plan” on page 85.

(89)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions
     During 2007, Cambridge Production, Inc., a corporation owned by Thomas R. Cambridge, our former Chairman of the Board of Directors, served as operator of two wells on oil and natural gas leases in which we acquired a working interest in 1984. Generally, the operator of a well is responsible for the day to day operations on the lease, overseeing production, employing field personnel, maintaining production and other records, determining the location and timing of drilling of wells, administering natural gas contracts, joint interest billings, revenue distribution, making various regulatory filings, reporting to working interest owners and other matters. During 2007, Cambridge Production billed us approximately $27,000 for our pro rata share of lease operating expenses. The largest amount we owed Cambridge Production at any one time during 2007 was approximately $6,400. As of December 31, 2007, approximately $750 was owed by us to Cambridge Production for these expenses. Our pro rata share of oil and natural gas sales during 2007 from the wells operated by Cambridge Production was approximately $65,000. Cambridge Production’s billings to us are made monthly on the same basis as all other working interest owners in the wells.
     Cambridge Partnership, Ltd., a limited partnership controlled by Mr. Cambridge, acquired an undivided working interest in 1999 from us in an oil and natural gas prospect located in south Texas. The interest was acquired on the same terms as all other unaffiliated working interest owners. Since then, Cambridge Partnership, Ltd. has participated with us in the drilling and development of this prospect. Cambridge Partnership, Ltd. has participated in these operations under standard form operating agreements on the same or similar terms afforded by Parallel to nonaffiliated third parties. Although we are not the operator of this project, we invoiced Cambridge Partnership, Ltd., on a monthly basis, without interest, for its pro rata share of operating expenses. During 2007, we billed Cambridge Partnership, Ltd. approximately $1,300 for its proportionate share of lease operating expenses incurred on properties we administer, and Cambridge Partnership, Ltd. paid us approximately $1,600 for its proportionate share of lease operating expenses, which included approximately $285 attributable to expenses billed to Cambridge Partnership, Ltd. in 2006. The largest amount owed to us by Cambridge Partnership, Ltd. at any one time during 2007 for its share of lease operating expenses was approximately $300. At December 31, 2007, no amount was owed us by Cambridge Partnership, Ltd. for these expenses. During 2007, we disbursed approximately $4,600 to Cambridge Partnership, Ltd. in payment of revenues attributable to its pro rata share of the proceeds from sales of oil and natural gas produced from properties in which we and Cambridge Partnership, Ltd. owned interests. We and Cambridge Partnership, Ltd. sold our interests in this project in June 2007 to an unaffiliated third party and we distributed approximately $10,000 to Cambridge Partnership, Ltd., its pro rata share of the sales proceeds.
     Cambridge Production, Inc. maintains an office in Amarillo, Texas from which Mr. Cambridge performed his duties and services as Chairman of the Board and as geological consultant to us until his retirement on June 26, 2007. Prior to his retirement, we reimbursed Cambridge Production, Inc. $3,000 per month for office and administrative expenses incurred on our behalf. During 2007 we reimbursed Cambridge Production, Inc. a total of $18,000.
     In December 2001, and prior to his employment by us, Donald E. Tiffin, our Chief Operating Officer, received from an unaffiliated third party a 3% working interest in our Diamond M project in Scurry County, Texas for services rendered in connection with assembling the project. In August 2002, shortly after his employment with us, and due to the personal financial exposure in the Diamond M project and to prevent the interest from being acquired by a third party, Mr. Tiffin assigned two-thirds of his ownership interest in the project to us at no cost, leaving him with a 1% working interest. We acquired our initial interest in the Diamond M Project from the same third party in December 2001, but did not become operator of the project until March 1, 2003. As with other nonaffiliated interest owners, we invoice Mr. Tiffin on a monthly basis, without interest, for his share of drilling, development and lease operating expenses. During 2007, we billed Mr. Tiffin a total of approximately $45,000 for his proportionate share of capital expenditures and lease operating expenses, and Mr. Tiffin paid us approximately $47,000 for these drilling and development expenses, which included approximately $8,000 attributable to expenses billed to Mr. Tiffin in 2006. During 2007, we disbursed to Mr. Tiffin approximately $65,000 in oil and natural gas revenues related to his interest in this project. The largest aggregate amount outstanding and owed to us by Mr. Tiffin at any one time during 2007 was approximately $11,000. At December 31, 2007, Mr. Tiffin owed us approximately $5,000.
     We believe the transactions described above were made on terms no less favorable than if we had entered into the transactions with an unrelated party.

(90)

Director Independence
     Under the Delaware General Corporation Law and our bylaws, Parallel’s business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of our business through discussions with the Chairman of the Board, the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. In 2007, seven individuals served as a Director of Parallel for all or a portion of the year. These individuals included Thomas R. Cambridge, Dewayne E. Chitwood, Edward A. Nash, Larry C. Oldham, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader. Mr. Chitwood resigned from the Board on January 23, 2007 and Mr. Cambridge retired from the Board on June 26, 2007 in accordance with our retirement policy for non-employee Directors. Under this retirement policy, a non-employee Director may not stand for re-election at the annual meeting of stockholders following the date on which he or she attains age 72. Mr. Cambridge, a Director of Parallel since 1985, turned age 72 before the date of the 2007 annual meeting of stockholders and, consequently, did not stand for re-election at the 2007 annual meeting. Mr. Nash was first elected as a Director at the 2007 annual meeting of stockholders. Messrs. Nash, Oldham, Oring, Poage and Shrader continue to serve as Directors.
     The Board has determined that Messrs. Nash, Oring, Poage and Shrader meet the definition of an “independent director” for the purposes of NASD Rule 4200(a)(15), the independence standards applicable to us, and that Mr. Chitwood was also an independent director . The Board based these determinations primarily on responses of the Directors to questions regarding employment and compensation history, affiliations and family and other relationships, comparisons of the independence criteria under NASD Rule 4200(a)(15) to the particular circumstances of each Director and on discussions among the Directors.
Procedures for Reviewing Certain Transactions
     We have adopted a written policy for the review, approval or ratification of related party transactions. All of our officers, directors and employees are subject to this policy. Under this policy, the Audit Committee reviews all related party transactions for potential conflicts of interest situations. Generally, our policy defines a “related party transaction” as a transaction in which we are a participant and the amount involved exceeds $10,000, and in which a related party has an interest. A “related party” is:
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

(91)

such member or any of his or her immediate family members is the related party. After review, the Audit Committee may approve, modify or disapprove the proposed transaction. The Audit Committee will approve only those related party transactions that are in, or are not inconsistent with, the best interests of Parallel and its stockholders.
     Ratification Procedures
     If an officer or Director of Parallel becomes aware of a related party transaction that has not been previously approved or ratified by the Audit Committee then, if the transaction is pending or ongoing, the transaction must be submitted to the Audit Committee and the Audit Committee will consider the matters described above. Based on the conclusions reached, the Audit Committee will evaluate all options, including ratification, amendment or termination of the related party transaction. If the transaction is completed, the Audit Committee will evaluate the transaction, taking into account the same factors as described above, to determine if rescission of the transaction or any disciplinary action is appropriate, and will request that we evaluate our controls and procedures to determine the reason the transaction was not submitted to the Audit Committee for prior approval and whether any changes to the procedures are recommended.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Audit Committee had not, as of the time of filing this Annual Report on Form 10-K with the Securities and Exchange Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors. Instead, the Audit Committee as a whole pre-approves all such services. In the future, our Audit Committee may approve the services of our independent auditors pursuant to pre-approval policies and procedures adopted by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to our management.
          The aggregate fees for professional services rendered by our principal accountants, BDO Seidman, LLP, for 2007 and 2006 were:

Types of Fees	2007	2006
	($ in thousands)

Audit fees(1)	$736	$469
Audit-related fees	13	52
Tax fees	—	—
All other fees	—	—

Total	$749	$521

(1)	Includes fees for professional services rendered in connection with the audit of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 in the amounts of $175,000 and $160,000 for 2007 and 2006, respectively.
     We retained an independent third party to assist us in our Sarbanes-Oxley 404 readiness and assessment of internal control over financial reporting. The aggregate fees for services provided in connection with the internal control over financial reporting for 2007 and 2006 were approximately $75,000 and $65,000, respectively, including associated expenses.
     In the above table, “audit fees” are fees we paid for professional services for the audit of our Consolidated Financial Statements included in our Annual Report on Form 10-K and for the review of our Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements and fees for Sarbanes-Oxley 404 audit work. “Audit-related fees” are fees billed for assurance and related regulatory filings.

(92)

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules
For a list of Consolidated Financial Statements and Schedules, see “Index to the Consolidated Financial Statements” on page F-1, and incorporated herein by reference.
(a)(3) Exhibits
See Item 15(b) below.
(b) Exhibits:
A list of exhibits to this Annual Report on Form 10-K is set forth below.

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

(93)

No.	Description of Exhibit

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.7):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.8	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

(94)

No.	Description of Exhibit

10.9	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.10	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.11	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.12	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.13	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.15	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.16	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.17	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.18	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.19	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

(95)

No.	Description of Exhibit

10.21	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.22	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.23	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.24	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.25	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.26	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.27	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

*10.28	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P.

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*23.1	Consent of BDO Seidman, LLP

*23.2	Consent of Cawley Gillespie & Associates Inc. Independent Petroleum Engineers

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

(96)

PARALLEL PETROLEUM CORPORATION
All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

Report of Independent Registered Public Accounting Firm
Board of Directors
Parallel Petroleum
Corporation Midland, Texas
We have audited the accompanying consolidated balance sheets of Parallel Petroleum Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parallel Petroleum Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2008, expressed an unqualified opinion thereon.
BDO Seidman, LLP
Houston, Texas
February 20, 2008

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
December 31, 2007 and 2006
(dollars in thousands)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$7,816	$5,910

Accounts receivable:
Oil and natural gas sales	20,499	18,605
Joint interest owners and other, net of allowance for doubtful account of $50 and $80	2,460	7,212
Affiliates	3,970	3,335

	26,929	29,152
Other current assets	600	2,863
Deferred tax asset	10,293	4,340

Total current assets	45,638	42,265

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $86,402 and $50,375 not subject to depletion)	648,576	501,405
Other	2,877	2,614

	651,453	504,019
Less accumulated depreciation, depletion and amortization	(145,482)	(115,513)

Net property and equipment	505,971	388,506
Restricted cash	78	325
Investment in pipelines and gathering system ventures	8,638	6,454
Other assets, net of accumulated amortization of $1,425 and $760	2,768	5,268

	$563,093	$442,818

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$47,848	$36,171
Asset retirement obligations	598	701
Derivative obligations	30,424	14,109

Total current liabilities	78,870	50,981

Revolving credit facility	60,000	115,000
Term loan	—	50,000
Senior notes (principal amount $150,000 in 2007)	145,383	—
Asset retirement obligations	4,339	4,362
Derivative obligations	13,194	14,386
Deferred tax liability	26,045	24,307

Total long-term liabilities	248,961	208,055

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 41,252,644 and 37,547,010	412	375
Additional paid-in capital	196,457	140,353
Retained earnings	38,393	43,054

Total stockholders’ equity	235,262	183,782

	$563,093	$442,818

See accompanying Notes to Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
Years ended December 31, 2007, 2006 and 2005
(dollars in thousands, except per share data)

	2007	2006	2005
Oil and natural gas revenues:
Oil and natural gas sales	$116,031	$97,025	$66,150

Cost and expenses:
Lease operating expense	22,200	16,819	9,947
Production taxes	5,545	5,577	4,102
Production tax refund	(1,209)	—	—
General and administrative	10,415	9,523	6,712
Depreciation, depletion and amortization	30,115	24,687	12,044

Total costs and expenses	67,066	56,606	32,805

Operating income	48,965	40,419	33,345

Other income (expense), net:
Gain (loss) on derivatives not classified as hedges	(36,776)	2,802	(31,669)
Gain (loss) on ineffective portion of hedges	—	626	(137)
Interest and other income	197	158	167
Interest expense	(19,177)	(12,360)	(4,780)
Cost of debt retirement	(760)	—	—
Other expense	(118)	(189)	(102)
Equity in income (loss) of pipelines and gathering system ventures	(311)	8,593	(89)

Total other income (expense), net	(56,945)	(370)	(36,610)

Income (loss) before income taxes	(7,980)	40,049	(3,265)

Income tax benefit (expense)	3,319	(13,894)	1,676

Net income (loss)	(4,661)	26,155	(1,589)

Cumulative preferred stock dividend	—	—	(271)

Net income (loss) available to common stockholders	$(4,661)	$26,155	$(1,860)

Net income (loss) per common share:
Basic	$(0.12)	$0.73	$(0.06)

Diluted	$(0.12)	$0.71	$(0.06)

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2007, 2006 and 2005
(amounts in thousands)

							Accumulated
	Preferred stock		Common stock		Additional		Other	Total
	Number of		Number of		paid-in	Retained	Comprehensive	stockholders’
	shares	Amount	shares	Amount	capital	earnings	Loss	equity
Balance, January 1, 2005	950	$95	25,439	$254	$48,328	$18,759	$(7,442)	59,994
Common stock issued, net of transaction costs	—	—	5,750	58	27,686	—	—	27,744
Common stock issued for services	—	—	12	—	99	—	—	99
Preferred stock converted	(950)	(95)	2,714	27	68	—	—	—
Cashless exercise of warrants	—	—	120	1	(1)	—	—	—
Options exercised	—	—	714	7	2,241	—	—	2,248
Stock option expense	—	—	—	—	278	—	—	278
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	999	999
Net loss	—	—	—	—	—	(1,589)	—	(1,589)
Dividends on preferred stock ($0.60 per share)	—	—	—	—	—	(271)	—	(271)

Balance, January 1, 2006	—	$—	34,749	$347	$78,699	$16,899	$(6,443)	$89,502
Common stock issued, net of transaction costs	—	—	2,500	25	60,242	—	—	60,267
Common stock issued for services	—	—	5	—	118	—	—	118
Cashless exercise of warrants	—	—	117	1	(1)	—	—	—
Options exercised	—	—	176	2	764	—	—	766
Stock option expense	—	—	—	—	531	—	—	531
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	6,443	6,443
Net income	—	—	—	—	—	26,155	—	26,155

Balance, January 1, 2007	—	$—	37,547	$375	$140,353	$43,054	$—	$183,782
Common stock issued, net of transaction costs	—	—	3,000	30	52,492	—	—	52,522
Common stock issued for services	—	—	4	—	96	—	—	96
Cashless exercise of warrants	—	—	83	1	(1)	—	—	—
Options exercised	—	—	619	6	2,454	—	—	2,460
Stock option expense	—	—	—	—	247	—	—	247
Tax benefit of stock option exercise in excess of compensation	—	—	—	—	816	—	—	816
Net loss	—	—	—	—	—	(4,661)	—	(4,661)

Balance, December 31, 2007	—	$—	41,253	$412	$196,457	$38,393	$—	$235,262

See accompanying Notes to Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
( dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(4,661)	$26,155	$(1,589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	30,115	24,687	12,044
Gain on sale of automobiles	(30)	—	—
Accretion of asset retirement obligation	324	248	112
Accretion of senior notes discount	197	—	—
Deferred income tax (benefit) expense	(3,319)	13,894	(1,676)
(Gain) loss on derivatives not classified as hedges	36,776	(2,802)	31,669
(Gain) loss on ineffective portion of hedges	—	(626)	137
Cost of debt retirement	760	—	—
Common stock issued in lieu of cash for directors fees	96	118	99
Stock option expense	247	531	278
Equity (income) loss in pipelines and gathering system ventures	311	(8,593)	89
Return on investment in pipelines and gathering system ventures	287	9,000	—
Bad debt expense	(30)	71	—

Changes in assets and liabilities:
Other assets, net	379	1,567	(823)
Restricted cash	247	(50)	(274)
Decrease (increase) in accounts receivable	2,253	(15,151)	(7,034)
Decrease (increase) in other current assets	1,070	(153)	(1,187)
Increase in accounts payable and accrued liabilities	11,597	25,330	5,273
Federal tax deposit	—	(40)	—

Net cash provided by operating activities	76,619	74,186	37,118

Cash flows from investing activities:
Additions to oil and natural gas properties	(149,298)	(195,396)	(77,351)
Use of restricted cash for acquisition of oil and natural gas properties	—	2,366	(79)
Proceeds from disposition of oil and natural gas properties and other property and equipment	1,677	130	3,028
Additions to other property and equipment	(379)	(210)	(342)
Settlements of derivative instruments	(16,615)	(3,902)	(5,022)
Purchase of derivative instruments	—	—	(2,363)
Investment in pipelines and gathering system ventures	(2,782)	(11,260)	(2,820)
Return of investment in pipelines and gathering system ventures	—	7,724	—

Net cash used in investing activities	(167,397)	(200,548)	(84,949)

Cash flows from financing activities:
Borrowings from bank line of credit	92,000	117,000	45,714
Payments on bank line of credit	(147,000)	(52,000)	(74,714)
Borrowings from term loan	—	—	50,000
Payment on term loan	(50,000)	—	—
Senior notes (principal amount $150,000 in 2007)	145,186	—	—
Deferred financing costs	(813)	(179)	(1,253)
Deferred debt offering	(1,671)	—	—
Proceeds from exercise of stock options	2,460	766	2,248
Proceeds (net) from common stock issued	52,522	60,267	27,744
Payment of preferred stock dividend	—	—	(271)

Net cash provided by financing activities	92,684	125,854	49,468

Net increase (decrease) in cash and cash equivalents	1,906	(508)	1,637

Cash and cash equivalents at beginning of year	5,910	6,418	4,781

Cash and cash equivalents at end of year	$7,816	$5,910	$6,418

Non-cash financing and investing activities:
Oil and natural gas properties asset retirement obligation	$(450)	$2,320	$251
Non-cash exchange of oil and natural gas properties:
Properties received in exchange	$6,463	$—	$—
Properties delivered in exchange	$(5,495)	$—	$—
Other transactions:
Interest paid	$13,096	$12,255	$5,192
See accompanying Notes to Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2007, 2006 and 2005
(dollars in thousands)

	2007	2006	2005
Net income (loss)	$(4,661)	$26,155	$(1,589)

Other comprehensive income (loss):
Unrealized losses on derivatives	—	(1,648)	(10,980)
Reclassification adjustment for losses on derivatives included in net income (loss)	—	11,409	12,494

Change in fair value of derivatives	—	9,761	1,514
Income tax expense, deferred	—	(3,318)	(515)

Total other comprehensive income	—	6,443	999

Total comprehensive income (loss)	$(4,661)	$32,598	$(590)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Organization, Business and Summary of Significant Accounting Policies
(a)	Basis of Consolidation

The accompanying financial statements present the consolidated accounts of Parallel Petroleum Corporation, a Delaware Corporation, and its wholly owned subsidiaries, Parallel L.P. and Parallel, L.L.C. (collectively “the Company” or Parallel) prior to their dissolution and merger into Parallel on July 2, 2007. All significant inter-company account balances and transactions have been eliminated.

The Company accounts for its interests in oil and natural gas joint ventures and working interests using the proportionate consolidation method. Under this method, the Company records its proportionate share of assets, liabilities, revenues and expenses.
(b)	Nature of Operations

The Company’s focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company’s business activities are currently carried out primarily in Texas and New Mexico. The Company’s activities are focused in the Permian Basin of west Texas and New Mexico, the Fort Worth Basin of north Texas and the onshore Gulf Coast area of south Texas. The Company is actively evaluating, drilling and preparing to drill new projects located in the Cotton Valley Reef trend of east Texas and the Uinta Basin of Utah.
(c)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from working interest owners and crude oil and natural gas purchasers. A substantial portion of Parallel’s oil and natural gas reserves are located in the Permian Basin and the Company may be disproportionally exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs and significant governmental regulation, including any curtailment of production or interruption of transportation of oil or natural gas produced from the wells.
(d)	Property and Equipment

Oil and natural gas properties:

The Company uses the full cost method of accounting for its oil and natural gas producing activities. Accordingly, all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including directly related overhead costs, are capitalized.

Management and service fees received under contractual arrangements, if any, are treated as reimbursement of costs, offsetting the costs incurred to provide those services. Specifically, the Company serves as operator of certain oil and natural gas properties in which it owns an interest. Under operating agreements naming the Company as operator, the Company is reimbursed for certain specified direct charges and overhead charges. Amounts received in reimbursement for drilling activities are applied as a reduction to Parallel’s capital costs, and amounts received in reimbursement for producing activities are applied to reduce the Company’s general and administrative expenses.

Depletion is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes es-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
timated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company's geologists and engineers which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in the methodology used by the Company in calculating depletion of oil and gas properties under the full cost method during the three years ended December 31, 2007.

If the net investment in oil and natural gas properties in a cost center, net of related deferred taxes, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, as adjusted for estimated future asset retirement costs (see Note 16) and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion and is separately disclosed during the period to which this excess occurs. The standardized measure is calculated using a 10% discount rate and is based on unescalated prices in effect at period-end with effect given to the Company’s cash flow hedge positions.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss would be recognized in the statement of operations.
Other Property and Equipment:
Maintenance and repairs are charged to operations. Renewals and betterments are capitalized to the appropriate property and equipment accounts.

Upon retirement or disposition of assets other than oil and natural gas properties, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, recognized in the statement of operations. Depreciation of other property and equipment is computed using the straight-line method based on the estimated useful lives of the property and equipment.
(e)	Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In addition, should the Company determine that any of its tax positions are uncertain it may record related interest and penalties that may be assessed. Interest recorded, if any, will be charged to interest expense, and penalties recorded will be charged to other expense in the Company’s statement of operations.
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

Parallel adopted SFAS 123(R) effective January 1, 2006, applying the modified prospective method, whereby compensation cost associated with the unvested portion of awards granted during the period of June 2001 to December 2002 were recognized over the remaining vesting period. Under this method, prior periods were not revised for comparative purposes. No options that were granted prior to June 2001 remained unvested at January 1, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides the computation of basic and diluted earnings per share for the year ended December 31:

	2007	2006	2005
	($ in thousands, except per share data)
Basic EPS Comp utation:
Numerator—
Net income (loss)	$(4,661)	$26,155	$(1,589)
Preferred stock dividend	—	—	(271)

Net income (loss) available to common stockholders	(4,661)	26,155	(1,860)

Denominator—
Weighted average common shares outstanding	38,120	35,888	32,253

Basic earnings (loss) p er share	$(0.12)	$0.73	$(0.06)

Diluted EPS Comp utation:
Numerator—
Net income (loss)	$(4,661)	$26,155	$(1,589)
Preferred stock dividend	—	—	(271)

Net income (loss) available to common stockholders	$(4,661)	$26,155	$(1,860)

Denominator —
Weighted average common shares outstanding	38,120	35,888	32,253
Employee stock options	—	599	—
Warrants	—	269	—

Weighted average common shares for diluted earnings per share assuming conversion	38,120	36,756	32,253

Diluted earnings (loss) p er share	$(0.12)	$0.71	$(0.06)

For the year ended December 31, 2007, the effects of all potentially dilutive securities (including options and warrants) were excluded from the computation of diluted earnings per share because the Company had a net loss and, therefore, the effect would have been anti-dilutive. Approximately 878,000 options and warrants were excluded from the computation of diluted earnings per share in 2007. For the year ended December 31, 2005, the effects of all potentially dilutive securities (including options, warrants and the “if converted” effects of convertible preferred stock) were excluded from the computation of diluted earnings per share because the Company had a net loss and, therefore, the effect would have been antidilutive. Approximately 1.7 million options, warrants and the “if converted” effects of convertible preferred stock were excluded from the computation of diluted earnings per share in 2005.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(l)	Restricted Cash

Restricted cash as of December 31, 2007, includes $50,000 placed in a certificate of deposit for a Letter of Credit with the State of New Mexico and $25,000 placed in a certificate of deposit to be held as a Statewide Bond provided under the New Mexico Surface Owners Protection Act for benefit of surface owners affected. Restricted cash as of December 31, 2006, includes $50,000 placed in a certificate of deposit for a Letter of Credit with the State of New Mexico and approximately $275,000 placed in a certificate of deposit for a drilling bond.

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

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. For the period ended December 31, 2007, 2006 and 2005, the Company did not have any significant oil or natural gas imbalances. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and, (iv) collectibility is reasonably assured.

The following summarizes revenue for each of the three years ended December 31 by product sold.

	2007	2006	2005
		($ in thousands)

Oil revenue	$69,315	$68,076	$47,800
Effects of oil hedges	—	(11,512)	(12,139)
Natural gas revenue	46,716	40,461	30,690
Effects of natural gas hedges	—	—	(201)

	$116,031	$97,025	$66,150

(p)	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as used in numerous accounting pronounce-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ments, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. FAS 157 will be effective for the Company’s financial statements for the fiscal year beginning January 1, 2008; however, earlier application is encouraged. The Company is currently evaluating the impact that adoption might have on its financial position or results of operations, although the Company does not expect any impact to be significant.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (“FAS 159”) which will become effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this statement in the first quarter of 2008 and the Company does not expect to elect the fair value option for any eligible financial instruments and other items.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 clarifies that a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of FSP FIN 39-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the company’s fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the company’s fiscal year 2009. Based upon the December 1, 2007 balance sheet, the statement would have no impact.
(2)	Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

The carrying amount of long-term debt outstanding under the Company's revolving credit facility in 2007 and 2006 and its term loan in 2006 approximated fair value because the Company’s borrowing rate on these financial instruments is based on a variable market rate of interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying value of the Company’s 10.25% senior notes at December 31, 2007 is approximately $145.4 million and their estimated fair value is approximately $150.0 million. Fair value is estimated based on market trades at or near December 31, 2007.

The Company also has derivative instruments which are described in Footnote 6.
(3)	Oil and Natural Gas Properties

The following table reflects capitalized costs related to the oil and natural gas properties as of December 31:

	2007	2006
	($ in thousands)

Proved properties	$562,174	$451,030
Unproved properties, not subject to depletion	86,402	50,375

	648,576	501,405
Accumulated depletion	(143,264)	(113,467)

	$505,312	$387,938

The following table reflects, by category of cost, amounts excluded from the depletion base as of December 31, 2007:

			Prepaid
			Drilling
			Costs and
	Leasehold	Geological and	Work-in-
Year Incurred	Costs	Geophysical	Progress	Total
	($ in thousands)

2007	$34,558	$2,105	$8,942	$45,605
2006	26,314	2,942	—	29,256
2005	6,256	675	—	6,931
Prior	3,575	1,035	—	4,610

	$70,703	$6,757	$8,942	$86,402

At December 31, 2007 and 2006, unevaluated costs of approximately $86.4 million and $50.4 million were excluded from the depletion base. These costs consist primarily of acreage acquisition, related geological and geophysical costs, prepaid drilling costs and work-in-progress. The majority of these costs relate to the Company’s New Mexico, Utah and Barnett Shale leasehold positions. The Company transfers these costs to the full cost pool as wells are drilled or as proven well locations are identified. The timing of these transfers is highly dependent on the Company’s future drilling program.

Certain directly identifiable internal costs of property acquisition, exploration, and development activities are capitalized. Such costs capitalized in 2007, 2006 and 2005 totaled approximately $1.9 million, $2.3 million and $1.5 million, respectively, including $394,000, $620,000 and $180,000 of capitalized interest for the year ended December 31, 2007, 2006 and 2005, respectively.

Depletion per equivalent unit of production (BOE) was $13.02, $10.88 and $7.61 for 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects costs incurred in oil and natural gas property acquisition, exploration, and development activities for each of the years in the three year period ended December 31:

	2007	2006	2005
	($ in thousands)

Proved property acquisition costs	$—	$27,370	$23,763
Unproved property acquisitions costs	36,750	30,058	11,743
Exploration costs	55,827	71,003	15,455
Development costs	61,766	69,285	26,640

	$154,343	$197,716	$77,601

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

The following table presents unaudited, pro forma operating results as if these property purchases had been made at the beginning of each period shown. The pro forma results have been prepared for comparative purposes only. They are not intended to represent what actual results would have been if the acquisitions had been made on those dates and these pro forma amounts are not indicative of future results.

	Twelve Months Ended
	December 31,
	Pro Forma	Pro Forma
	2006	2005
	($ in thousands)

Oil and gas revenue	$97,500	$74,270
Operating income	$40,738	$38,800
Net income available to common stockholders	$26,291	$(732)

Net income per common share:
Basic	$0.73	$(0.02)
Diluted	$0.72	$(0.02)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)	Other Assets

Below are the components of other assets as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	($ in thousands)

Bank fees, net of accumulated amortization	$1,185	$1,361
Prepaid drilling	—	54
Fair value of derivative contracts	—	3,845
Deferred debt offering costs	1,575	—
Other	8	8

	$2,768	$5,268

(5)	Asset Retirement Obligation

On January 1, 2003, the Company adopted SFAS 143, “Accounting for Asset Retirement Obligations". SFAS 143 requires companies to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as part of the cost of the related oil and natural gas properties.

The following table summarizes the Company's asset retirement obligation transactions for the years ended December 31:

	2007	2006	2005
	($ in thousands)
Beginning asset retirement obligation	$5,063	$2,495	$2,132
Additions related to new properties	257	406	370
Revisions in estimated cash flows	(342)	1,979	(3)
Deletions related to property disposals	(365)	(65)	(116)
Accretion expense	324	248	112

Ending asset retirement obligation	$4,937	$5,063	$2,495

Accretion expense is recognized as a component of lease operating expense.
(6)	Derivative Instruments

The Company enters into derivative contracts to provide a measure of stability in the cash flows associated with the Company’s oil and natural gas production and interest rate payments and to manage exposure to commodity price and interest rate risk. The Company’s objective is to lock in a range of oil and natural gas prices and to limit variability in its cash interest payments. In addition, the Company’s revolving credit facility requires the Company to maintain derivative financial instruments which limit the Company’s exposure to fluctuating commodity prices covering at least 50% of the Company’s estimated monthly production of oil and natural gas extending 24 months into the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
hedges (changes in fair value resulting from changes in realized prices that do not match the changes in the hedge or reference price) are recognized in other expense as they occur.

As of December 31, 2005, the Company had recorded unrealized losses of $9.8 million, respectively, related to its derivative instruments designated as hedges, which represented the estimated aggregate fair values of the Company’s open hedge contracts as of that date. All derivative instruments previously designated as cash flow hedges had been settled prior to December 31, 2006.

Derivative contracts not designated as hedges are “marked to market” at each period end and the increases or decreases in fair values are recorded to earnings. No derivative instruments entered into subsequent to June 30, 2004 have been designated as cash flow hedges.

The Company is exposed to credit risk in the event of nonperformance by the counterparties to these contracts, BNP Paribas and Citibank, N.A. The Company periodically assesses their credit worthiness to mitigate this credit risk.

Interest Rate Sensitivity

Under the Company’s revolving credit facility, the Company may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.00% to 2.50% per annum, depending on the Company’s borrowing base usage. The interest rate the Company is required to pay, including the applicable margin, may never be less than 5.00%. Under the Company’s second lien term loan facility, the Company had the option to elect an interest rate based upon an alternate base rate, or the LIBOR rate, plus a margin of 4.50%.

Interest Rate Swaps. The Company has entered into interest rate swaps with BNP Paribas and Citibank, N.A. (the “counterparties”) which are intended to have the effect of converting the variable rate interest payments to be made on the Company’s revolving credit agreement to fixed interest rates for the periods covered by the swaps. Under terms of these swap contracts, in periods during which the fixed interest rate stated in the swap contract exceeds the variable rate (which is based on the 90 day LIBOR rate), the Company pays to the counterparties an amount determined by applying this excess fixed rate to the notional amount of the contract. In periods when the variable rate exceeds the fixed rate stated in the swap contracts, the counterparties pay an amount to the Company determined by applying the excess of the variable rate over the stated fixed rate to the notional amount of the contract.

The Company completed a fixed interest rate swap contract with BNP Paribas, based on the 90-day LIBOR rates at the time of the contract. This interest rate swap was treated as a cash flow hedge as defined by SFAS 133. This interest rate swap was on $10.0 million of the Company's variable rate debt for all of 2006. As of December 31, 2006, this contract had expired.

The Company has historically employed interest rate swap contracts with BNP Paribas and Citibank, N.A. exchanging 90-day LIBOR rates for a fixed interest rate. These contracts are accounted for by “mark to market” accounting as prescribed in SFAS 133. The Company has historically viewed these contracts as additional protection against future interest rate volatility. As a result of the issuance of senior notes and common stock in 2007, the Company's indebtedness under the Revolving Credit Facility has been reduced below the nominal amounts currently covered by these swap contracts. Under a covenant contained in the Company's Revolving Credit Facility, these swap contracts for nominal amounts in excess of the Company's outstanding floating rate indebtedness are considered speculative and are, therefore, not allowed. This covenant has been waived by the Company's lenders through the end of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of December 31, 2007.

			Estimated
	Notional	Weighted Average	Fair Market Value
Period of Time	Amounts	Fixed Interest Rates	at December 31, 2007
	($ in millions)		($ in thousands)

January 1, 2008 thru December 31, 2008	$100	4.86%	$(800)
January 1, 2009 thru December 31, 2009	$50	5.06%	(754)
January 1, 2010 thru October 31, 2010	$50	5.15%	(441)

Total Fair Market Value			$(1,995)

Commodity Price Sensitivity
Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on “ceiling” and “floor” pricing.

A summary of the Company’s collar positions at December 31, 2007 is as follows:

				Estimated
	Barrles of	NYMEX Oil Prices		Fair Market
Period of Time	Oil	Floor	Cap	Value
				($ in thousands)

January 1, 2008 thru December 31, 2008	347,700	$63.42	$83.86	$(4,003)
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	(6,846)
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	(5,153)

	M M Btu of	WAHA Gas Prices
	Natural Gas	Floor	Cap

January 1, 2008 thru M arch 31, 2008	546,000	$6.50	$9.50	87
April 1, 2008 thru December 31, 2008	1,375,000	$6.75	$8.40	63
Total Fair M arket Value				$(15,852)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has entered into oil and natural gas swap contracts with BNP Paribas. A recap for the period of time, number of barrels, and weighted average swap prices are as follows:

			Estimated
	Barrels of	NYMEX Oil	Fair Market
Period of Time	Oil	Swap Price	Value
			($ in thousands)

January 1, 2008 thru December 31, 2008	439,200	$33.37	$(25,621)

(7)	Equity Investment and Property Acquisitions

Prior to 2006, the Company had three separate partnership investments to construct pipeline systems which gather natural gas, primarily on its leaseholds in the Barnett Shale area. The partnership investments included West Fork Pipeline Company I, L.P., West Fork Pipeline Company II, L.P. and West Fork Pipeline Company V, L.P. These investments were recorded as equity method investments in the accompanying consolidated balance sheet.

In the fourth quarter of 2006, substantially all of the assets of West Fork Pipeline I and West Fork Pipeline V were sold. The Company received distributions of $16.0 million and $683,000, respectively, as a result of these asset sales. The total of these distributions, approximately $16.7 million, is reported in the accompanying statement of cash flows for 2006 in “Cash flows from operating activities” as “Return on investment in pipelines and gathering systems ventures” in the amount of $9.0 million, which represents the excess of distributions received over the Company's cash investments in these ventures, and in “Cash flows from investing activities” as “Return of investment in pipelines and gathering systems ventures” in the amount of $7.7 million, representing the return through distribution of the Company's previous cash investments in the two joint ventures.

The Company has invested $328,000 in West Fork Pipeline II through 2007. West Fork Pipeline II is currently acquiring the necessary easements and permits to begin transmission of natural gas.

The Company has invested $9.6 million in the Hagerman Gas Gathering System Joint Venture (“Hagerman”) to construct pipelines on certain of its leaseholds in New Mexico. In late September 2006, transmission of natural gas commenced through the first phase of the system. The Hagerman Gas Gathering System is currently being extended to additional productive areas. The Company anticipates additional investments in Hagerman during 2008.

The Company’s investment percentage in each of these ventures was as follows:

West Fork Pipeline Company II, L.P.	23.25848%
Hagerman Gas Gathering System	76.50000%
The Company’s investment in Hagerman is accounted for by the equity method because the Company does not have voting control. All significant actions taken by Hagerman must be approved by the Company plus one of the two other equity owners. Consequently, the remaining equity owners can prevent voting control by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s equity investments for the periods indicated consisted of the following:

	December 31,
	2007	2006
	($ in thousands)

West Fork Pipeline Company II, L.P.	$312	$280
Hagerman Gas Gathering System	8,326	6,174

	$8,638	$6,454

The Company’s earnings from equity investments for the periods indicated were as follows:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)

West Fork Pipeline Company I, L.P.(1)	$161	$9,286	$(83)
West Fork Pipeline Company II, L.P.	3	(50)	(5)
West Fork Pipeline Company V, L.P.(2)	126	(147)	(1)
Hagerman Gas Gathering System	(601)	(496)	—

	$(311)	$8,593	$(89)

(1)	Included in the Company’s earnings for 2007 is its proportionate share of a final cash disbursement of $161,000 received in the fourth quarter of 2007. Included in the Company’s earnings for 2006 is its proportionate gain in the sale of the partnership assets of approximately $9.1 million.

(2)	Included in the Company’s earnings for 2007 is its proportionate share of a final cash disbursement of $126,000 received in the fourth quarter of 2007. Included in the Company’s earnings for 2006 is its proportionate loss in the sale of the partnership assets of approximately $90,000.
Summarized combined financial information for the Company's equity investments (listed above) is reported below. Amounts represent 100% of the investees’ financial information:

	December 31,
	2007	2006
	($ in thousands)
Balance Sheet

Current assets	$62	$94
Account receivables — affiliates	696	1,314

Total current assets	758	1,408
Plan and pipeline costs	10,917	8,351

Total assets	$11,675	$9,759

Current liabilities	$50	$15
Accounts payable — affiliates	523	1,314

Total current liabilities	573	1,329
Partner capital	11,102	8,430

Owners’ equity	$11,675	$9,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)
Income Statement

Revenues	$847	$2,402	$627
Costs and expenses	(1,654)	(2,597)	(699)
Gain/loss on sale of assets	782	23,780	—

Net income (loss)	$(25)	$23,585	$(72)

As of December 31, 2007 and 2006, Hagerman had accounts receivable due from joint venturers of approximately $0.5 million and $1.3 million, respectively, for operating and pipeline construction related capital contributions. Parallel advanced funds in these amounts to Hagerman to meet capital needs until payment on account is received from the other joint venturers.

(8)	Credit Arrangements

In the past, the Company maintained two separate credit facilities. The Company’s Third Amended and Restated Credit Agreement (or the “Revolving Credit Agreement”), dated as of December 23, 2005, with a group of bank lenders provides a revolving line of credit having a “borrowing base limitation” of $200.0 million at December 31, 2007. The total amount that the Company can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At December 31, 2007, the principal amount outstanding under the Company’s revolving credit facility was $60.0 million, and $445,000 was reserved for the Company’s letters of credit. The second credit facility (or the “Second Lien Agreement”) was a five year term loan facility provided to the Company under a Second Lien Term Loan Agreement, dated November 15, 2005, with a group of banks and other lenders. The Second Lien Term Loan Agreement was paid off and terminated on July 31, 2007, with the Company’s payment to the lenders of $50.2 million, including interest. This payment was made with proceeds from the Company’s sale of unsecured senior notes, or “senior notes”.

On July 31, 2007, the Company completed a private offering of unsecured senior notes in the principal amount of $150.0 million.

The credit facilities have varying interest rates and consist of the following bank’s base rate and LIBOR tranches at December 31:

	2007	2006
	($ in thousands)
Revolving Credit Facility note payable to banks,
Agent bank’s base lending rate of 8.25%	$—	$2,000
Libor Tranche at 6.84% and 7.61%	60,000	113,000
Second Lien Term Loan payable to banks,
Libor Tranche at 9.875%	—	50,000
Senior notes (principal amount $150,000 in 2007) rate of 10.25%	145,383	—

Total notes payable to banks	$205,383	$165,000

Revolving Credit Facility

The Revolving Credit Agreement provides for a credit facility that allows the Company to borrow, repay and reborrow amounts available under the revolving credit facility. The amount of the borrowing base is based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The interest rate the Company is required to pay on its borrowings, including the applicable margin, may never be less than 5.00%. At December 31, 2007, the Company’s Libor interest rate, plus margin, was 6.84% on $60.0 million.

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

As of December 31, 2007 the Company was in compliance with all of the covenants in its Revolving Credit Agreement.

All outstanding principal under the revolving credit facility is due and payable on October 31, 2010. The maturity date of the Company’s outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Revolving Credit Agreement.

Second Lien Term Loan Facility

Until July 31, 2007, the Second Lien Agreement provided a $50.0 million term loan to the Company. Loans made to the Company under this credit facility bore interest at an alternate base rate or the LIBO rate, at the Company’s election. The alternate base rate was the greater of (a) the prime rate in effect on such day and (b) the “Federal Funds Effective Rate” in effect on such day plus 1/2 of 1%, plus a margin of 3.50% per annum.

The LIBO rate was generally equal to the sum of (a) a designated rate appearing in the Dow Jones Market Service for the applicable interest periods offered in one, two, three or six month periods and (b) an applicable margin rate per annum equal to 4.50%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the case of alternate base rate loans, interest was payable the last day of each March, June, September and December. In the case of LIBO loans, interest was payable the last day of the tranche period not to exceed a three month period.

Upon completion of the Company’s senior notes offering, the Company paid off and terminated this facility with $50.2 million of the net proceeds from the offering. As a result the Company charged to earnings $760,000 of previously capitalized debt issuance costs.

Senior Notes

On July 31, 2007, the Company completed a private offering of unsecured senior notes (the “senior notes”) in the principal amount of $150.0 million. The senior notes mature on August 1, 2014 and bear interest at 10.25% which is payable semi-annually beginning on February 1, 2008. Prior to August 1, 2010, the Company may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 the Company may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, the Company may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. Generally, the “make-whole” premium is an amount equal to the greater of (a) 1% of the principal amount of the senior notes being redeemed and (b) the excess of the present value of the redemption price of such notes as of August 1, 2011 plus all required interest payments due through August 1, 2011 (computed at a discount rate equal to a specified U.S. “Treasury Rate” plus 50 basis points), over the principal amount of the senior notes being redeemed.

The indenture governing the senior notes restricts the Company’s ability to: (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the senior notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.

The Company agreed, pursuant to a Registration Rights Agreement with the initial purchasers of the senior notes, to use its commercially reasonable efforts to prepare and file with the Securities and Exchange Commission, within 180 days after July 31, 2007, a registration statement with respect to a registered offer to exchange freely tradable notes having substantially identical terms as the senior notes and to use its reasonable best efforts to cause the registration statement to be declared effective within 210 days after July 31, 2007. The registration statement became effective on January 29, 2008. If the Company fails to meet certain other obligations under the Registration Rights Agreement, the Company may be required to pay additional interest to holders of the senior notes. The rate of additional interest will be .25% per year for the first 90-day period immediately following a determination that the provisions of the Registration Rights Agreement have not been fulfilled, with the rate increasing by an additional .25% for each subsequent 90 day period up to a maximum additional interest rate of 1.0% per year. Under this agreement, the maximum additional interest that the Company could be required to pay over the life of the senior notes is approximately $9.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Years ended December 31,
	2007	2006	2005
	($ in thousands)

Deferred income tax (benefit) expense	$(4,215)	$13,894	$(1,676)
Deferred tax benefits of stock option exercises credited to additional paid in capital	816	—	—
Deferred income tax (benefit) expense related to loss/gain on derivatives in other comprehensive loss	—	3,318	515
Current state tax	80	—	—

Total income tax provision (benefit)	$(3,319)	$17,212	$(1,161)

Income tax (benefit) expense differs from the amount computed at the federal statutory rate as follows:

	Year ended December 31,
	2007	2006	2005
	($ in thousands)

Income tax (benefit) expense at statutory rate	$(2,712)	$13,617	$(1,110)
Statutory depletion	(185)	37	(443)
State tax benefit, net of federal tax effect	(592)	101	16
Nondeductible expenses and other	170	139	(139)

Income tax (benefit) expense	$(3,319)	$13,894	$(1,676)

Prior to 2007, the Company had not recognized the tax benefits of state net operating loss carryovers due to uncertainty about their ultimate realization. The Texas Margin Tax, a revision of Texas state tax laws, applied to earnings for the first time in 2007. In June 2007, the state of Texas enacted changes to the Texas Margin Tax legislation originally enacted in 2006, and issued final rules related to that legislation in December 2007. The utilization of a credit for prior taxable losses contained in this legislation is dependent on an election to be made by the taxpayer. Based on the Company’s tax planning strategies and the determination (made in December 2007) that the election to utilize the credit would be beneficial to the Company’s state and federal tax positions, the Company decided to make the appropriate election by May 2008, as required. As a result, the Company has recorded a net state tax benefit of $592,000. This net state benefit is composed of (i) current tax expense of $80,000, (ii) deferred tax expense of $984,000 associated with changes in the state tax rate, (iii) $156,000 of state tax benefit related to changes in deferred state tax liabilities, (iv) benefit from the recognition of business loss credits of approximately $1.8 million, and (v) $305,000 of federal tax expense associated with the net state tax benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31 are as follows:

	2007	2006
	($ in thousands)
Current:
Deferred tax assets:
Fair market value losses on derivatives expected to be settled within one year	$10,293	$4,340

Noncurrent:
Deferred tax assets:
Federal operating loss carryforwards	$15,081	$16,942
State operating loss credit carryforwards	1,805	—
Statutory depletion carryforwards	2,609	2,424
Alternative minimum tax credit carryforwards	157	157
Fair market value losses on derivatives not expected to be settled within one year	5,275	4,102
Asset retirement obligations	350	233
Other	73	26

Total noncurrent deferred tax assets	25,350	23,884

Deferred tax liabilities:
Property and equipment, principally due to differences in basis, expensing of intangible drilling costs for tax purposes and depletion	(50,368)	(48,019)
Federal impact of state operating loss credit carryforwards	(614)	—
Partnership investments	(413)	(172)

Total deferred tax liabilities	(51,395)	(48,191)

Net noncurrent deferred income tax liability	$(26,045)	$(24,307)

As of December 31, 2007, the Company had net operating loss carry forwards for regular tax and alternative minimum taxable income (AMT) purposes available to reduce future taxable income. These carry forwards expire as follows:

	Net operating	AMT
	loss	operating loss
	($ in thousands)

2019	$2,566	$2,918
2021	4,576	4,498
2022	44	44
2023	8	332
2024	3,718	3,806
2025	6,258	5,008
2027	27,187	25,015

	$44,357	$41,621

The Company continually assesses its ability to use all of its federal net operating loss carryforwards and state operating loss credit carryforwards that result from substantial income tax deductions and prior year losses. The Company considers future federal and state taxable income in making such assessments. If the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
be realized under accounting standards, they will be reduced by a valuation allowance. The Company believes that it is more likely than not that it will utilize all of these federal net operating loss carryforwards and state operating loss credit carryforwards in connection with federal and state income tax generated in the future.
As of December 31, 2007, the Company had approximately $157,000 of AMT credit carryforwards that have no expiration date.

(10)	Equity Transactions

Sale of Equity Securities

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

On December 6, 2007, the Company sold 3,000,000 shares of its common stock in an underwritten public offering at a price of $18.50. The Company used the net proceeds for general corporate purposes and for conducting exploitation, development and acquisition activities in certain core areas such as the Company’s Permian Basin properties and its Barnett Shale gas project.

(11)	Stock Compensation, Warrants and Rights

The Company awards both incentive stock options and nonqualified stock options to selected key employees, officers, and directors. The options are awarded at an exercise price equal to the closing price of the Company’s common stock on the date of grant. These options vest over a period of two to ten years with a ten-year exercise period. As of December 31, 2007, options expire beginning in 2008 and extending through 2017.
(a)	Stock Options

A summary of the Company’s employee stock options as of December 31, 2007, 2006 and 2005, and changes during the years ended on those dates is presented below:

	Year ended		Year ended		Year ended
	December 31, 2007		December 31, 2006		December 31, 2005
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	shares	average price	shares	average price	shares	average price
	(in thousands)		(in thousands)		(in thousands)
Stock options:
Outstanding at beginning of year	1,199	$5.40	1,405	$5.22	1,919	$3.71
Options granted	18	22.89	—	—	200	12.27
Options exercised	(619)	3.98	(176)	4.35	(714)	3.15
Options cancelled	—	—	(30)	3.09	—	—
Options forfeited	(40)	12.27	—	—	—	—

Outstanding at end of year	558	$7.03	1,199	$5.40	1,405	$5.22

Exercisable at end of year	420	$5.39	1,001	$4.32	1,160	$4.01

Weighted average fair value of options granted during the year		$12.45		$—		$7.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about the Company’s employee stock options outstanding and exercisable at December 31, 2007:

	Average	Intrinsic
	Remaining Life	Value
		(in thousands)
Stock options outstanding as of December 31, 2007	5.1	$5,909

Currently exercisable as of December 31, 2007	4.4	$5,139

For the twelve months ended December 31, 2007, 2006 and 2005, Parallel recognized compensation expense of approximately $247,000, $531,000 and $278,000 with tax benefits of approximately $84,000, $181,000 and $95,000, respectively, associated with its stock option grants.

The following table presents the future stock-based compensation expense expected to be recognized over the vesting period:

($ in thousands)
2008	$228
2009	93
2010	29

Total	$350

Nonvested options were 137,500 at December 31, 2007. During the twelve months ended December 31, 2007, 618,500 options were exercised, options to purchase 17,500 shares of common stock were granted to one individual, options to purchase 40,000 shares were forfeited and no options expired. During 2006 the Company settled 30,000 options for approximately $511,000.

The fair value of each option award is estimated on the date of grant. The fair value of stock options granted prior to and remaining outstanding at December 31, 2007 and that had option shares subject to future vesting at that date was determined using the Black-Scholes option valuation method and the assumptions noted in the following table. Expected volatilities are based on historical volatility of the common stock. The expected term of the options granted used in the model represent the period of time that options granted are expected to be outstanding.

	2007	2005	2001
Expected volatility	52.52%	54.20%	57.95%
Expected dividends	0.00	0.00	0.00
Expected term (in years)	6	7	8
Risk free rate	4.89%	4.20%	5.05%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)

Intrinsic Value of Options Exercised Twelve Months Ended December 31, 2007	$10,071
Intrinsic Value of Options Exercised Twelve Months Ended December 31, 2006	$2,855
Intrinsic Value of Options Exercised Twelve Months Ended December 31, 2005	$9,169

Fair Market Value of Options Granted Twelve Months Ended December 31, 2007	$218
Fair Market Value of Options Granted Twelve Months Ended December 31, 2006	$—
Fair Market Value of Options Granted Twelve Months Ended December 31, 2005	$1,423
There were 17,500 stock options granted for the twelve months ended December 31, 2007 with a fair market value of $218,000. For the twelve months ended December 31, 2005 there were 200,000 options granted with a fair market value of $1.4 million.

(b)	Stock Warrants

The Company has 300,030 perpetual warrants outstanding at December 31, 2007, 2006, and 2005, which were issued as part of the Company’s initial public offering in 1980. Each warrant allows the holder to buy one share of common stock for $6.00. The warrants are exercisable for a 30 day period commencing on the date a registration statement covering exercise is declared effective. The warrants contain antidilution provisions.

The Company also had an additional 136,708 warrants outstanding at December 31, 2005 issued as partial payment for services rendered for financial and investment advice in 2001. The warrants had a term of five years from date of issuance and a vesting period of one year. The warrants had an exercise price of $2.95 per share and contain a provision for cashless exercise. The expense related to these warrants in the amount of $99,000 was recorded in other expenses in 2001 based on the estimated fair value on the date of grant using the Black-Scholes option pricing model. As of December 31, 2006 these warrants had been fully exercised.

The Company had 100,000 warrants outstanding at December 31, 2006, 2005 and 2004, which were issued as partial payment for services rendered for financial and investment advice for the Company’s private placement offering in December, 2003. The warrants had a term of five years from date of issuance and vesting period of one year. The warrants had an exercise price of $3.98 per share and contained a provision for cashless exercise. The fair value related to these warrants in the amount of $157,000 was recorded in other expenses in 2003 based on the estimated fair value on the date of grant using the Black-Scholes option pricing model. The holders of these warrants elected to exercise during 2007 through cashless exercise as allowed under the terms of the warrants. As a result, 82,734 common shares were issued to the warrant holders.

(c)	Stock Rights

On October 5, 2000, the board of directors adopted a Stockholder Rights Plan (the “Plan”) and declared a dividend of one Stock Right for each outstanding share of the Company’s common stock. Generally, the Plan is designed to protect the Company from unfair or coercive takeover attempts, prevent a potential acquiror from gaining control of the Company without fairly compensating all of the Company’s stockholders, and encourage third parties that may have an interest in acquiring the Company to negotiate with the Company’s board of directors. In particular, the Plan is intended to (i) reduce the risk of coercive or partial tender offers that may not offer fair value to all stockholders; (ii) deter purchasers who through open market or private purchase may attempt to achieve a position of substantial influence or control over the Company without paying a fair control premium to selling or remaining stockholders; and (iii) preserve the board of directors’ bargaining power and flexibility to deal with acquirors and otherwise to seek to maximize value for all stockholders. The Plan is intended to achieve these goals by confronting a potential acquiror of the Company’s common stock with the possibility that the Company or its stock-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
holders will be able to substantially dilute the acquiror’s equity interest by using the Stock Rights to acquire additional Company common stock, or in certain cases stock of the acquiror, at a 50% discount.

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

At issuance, the Stock Rights had no determinable value and, therefore, no accounting entry was required. The Stock Rights have not had, nor does the Company anticipate that the Stock Rights will have, an effect on its results of operations.

(d)	Non-Employee Director Stock Grant Plan

Effective July 1, 2004, the Company began paying an annual retainer fee to each non-employee Director in the form of shares of the Company’s common stock. Under the 2004 Non-Employee Director Stock Grant Plan, each non-employee Director is entitled to receive an annual retainer fee in the form of shares of common stock having a value of $25,000. The shares of stock are automatically granted on the first day of July in each year. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Stock Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year. On July 1, 2007 and in accordance with the terms of the plan, the Company issued a total of 4,400 shares of common stock to four non-employee Directors as follows: Jeffrey G. Shrader — 1,100 shares; Edward A. Nash — 1,100 shares; Martin B. Oring — 1,100 shares; and Ray M. Poage — 1,100 shares. On July 1, 2006 and in accordance with the terms of the plan, the Company issued a total of 4,696 shares of common stock to four non-employee Directors as follows: Jeffrey G. Shrader — 1,174 shares; Dewayne E. Chitwood — 1,174 shares; Martin B. Oring — 1,174 shares; and Ray M. Poage — 1,174 shares. On July 1, 2005, and in accordance with the terms of the plan, the Company issued a total of 11,596 shares of common stock to four non-employee Directors as follows: Jeffrey G. Shrader — 2,899 shares; Dewayne E. Chitwood — 2,899 shares; Martin B. Oring — 2,899 shares; and Ray M. Poage — 2,899 shares. The Company has 74,420 remaining shares of common stock available to issue to directors under this arrangement.
(12)	Related Party Transactions

An entity owned by Thomas R. Cambridge, the Company’s former Chairman of the Board of Directors, is the owner and acted as the Company’s agent in performing the routine day to day operations on two wells. In 2007, 2006 and 2005 the Company was billed approximately $27,000, $23,000 and $20,000, respectively, for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company’s pro rata share of lease operating and drilling expenses and received approximately $65,000, $176,000 and $161,000 in 2007, 2006 and 2005 respectively, in oil and natural gas revenues related to these wells. These two wells were acquired in 1984.

An entity, of which Mr. Cambridge is the President, owned interests in certain wells that are administered by the Company. During 2007 the Company charged approximately $1,300 for lease operating expenses and paid approximately $4,600 in oil and natural gas revenues related to these wells. In June 2007, these wells were sold by the entity and the Company to an unaffiliated third party and the Company distributed approximately $10,000 to the entity, its pro rata share of the sales proceeds.

Dewayne E. Chitwood, a former Director of the Company, also serves as director of an entity which owned 110,000 shares of preferred stock of the Company. In addition, a Foundation, where Mr. Chitwood is the Chairman of the board of directors of the Foundation; and a Trust where he is Trustee, owned a total of 55,000 shares each of preferred stock of the Company. These shares of preferred stock of the Company were purchased in 1998 at a price of $10 per share on the same terms as all other unaffiliated purchasers. On June 6, 2005 the 110,000 and the 55,000 shares of preferred stock were converted to 314,285 and 157,142 shares of common stock, respectively.

An entity, in which Mr. Chitwood is an officer of the managing general partner, owned interests in certain wells that are operated by the Company. During 2005 the Company charged approximately $4,000 for lease operating expenses and paid approximately $8,000 in oil and natural gas revenues related to these wells. In 2005 the Company paid to the entity approximately $140,000 in payment of net proceeds attributable to its pro rata share from the sale of the interests.

In December, 2001, and prior to his employment with Parallel, Donald E. Tiffin, Parallel’s Chief Operating Officer, received a 3% working interest from an unaffiliated third party in the Diamond M Project in Scurry County, Texas for services rendered in connection with assembling the project. In August, 2002, shortly after his employment with Parallel, and due to the personal financial exposure in the Diamond M Project and to prevent the interest from being acquired by a third party, Mr. Tiffin assigned two-thirds of his ownership interest in the project to Parallel at no cost, leaving him with a 1% working interest. Parallel acquired its initial interest in the Diamond M Project in December, 2001. During 2007, the Company charged approximately $45,000 for capital expenditures and lease operating expenses and paid approximately $65,000 in oil and natural gas revenues related to this project. In addition, $5,000 and $8,000 of this balance was for outstanding joint interest billings to an executive officer as of December 31, 2007 and 2006. These receivables were collected within one month of billing.

As of December 31, 2007 and 2006, the Company had accounts receivable of $4.0 million and $3.3 million, respectively, from affiliates. Joint interest receivables from a joint interest owner (who is also a joint venture partner in Hagerman) represented $3.4 million and $2.0 million of these balances at the December 31, 2007 and 2006, respectively.

The remaining receivables from affiliates represent Parallel’s advance to Hagerman as described in Note 7.

(13)	Statements of Cash Flows

In 2006, $40,000 was paid for estimated alternative minimum tax. No income taxes were paid in 2007 and 2005.

The Company made interest payments of approximately $13.1 million, $12.5 million, and $5.4 million in 2007, 2006 and 2005, respectively.

At December 31, 2007, 2006 and 2005, there were $11.0 million, $8.5 million and $2.5 million, respectively, of property additions accrued in accounts payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14)	Major Customers

The following purchasers accounted for 10% or more of the Company’s oil and natural gas sales for the years ended December 31:

	2007	2006	2005

Allegro Investments, Inc.	(1)	(1)	14%
Conoco, Inc.	21%	20%	12%
Texland Petroleum, Inc.	30%	30%	40%
Tri-C Resources, Inc.	(1)	12%	(1)
Dale Op erating Company	(1)	10%	(1)
Chesapeake Op erating, Inc.	12%	(1)	(1)

(1)	Less than 10%.
(15)	Commitments and Contingencies

On May 21, 2007, the Company received a Notice of Proposed Adjustment, or the “Notice” from the Internal Revenue Service, or the “Service”, advising the Company of a proposed adjustment to its calculations of federal income tax resulting in a proposed alternative minimum tax liability in the aggregate amount of approximately $2.0 million for the years 2004 and 2005. After advising the Service that the Company intended to appeal the Notice, the Company received correspondence from the Service on July 10, 2007 stating that the issue remains in development pending receipt of additional documents requested and any proposed tax adjustment would not be made until after reviewing the documents requested. On November 5, 2007, the Company received an examination report related to this matter which reduces the amount of proposed adjustment to approximately $1.1 million, which includes interest. On December 21, 2007, the Company filed an appeal with the Service protesting the proposed adjustment of $1.1 million. The Company intends to vigorously contest the adjustment proposed by the Service and believes that it will ultimately prevail in its position. The Company would expect the recording of any adjustment, if later determined to be required, to entail recognition of a deferred tax asset and a corresponding current liability for federal income taxes payable. Such an adjustment would generally not result in a charge to earnings except for amounts which might be assessed for penalties or interest on underpayment of current tax for the Company’s fiscal years ended December 31, 2004 and 2005. If a liability for penalties or interest were determined to be probable, the amounts of such penalties and/or interest would be charged to earnings. The Company believes that the effects of this matter will not have a material adverse effect on its financial position or results of operations for any fiscal year, but could have a material adverse effect on its results of operations for the fiscal quarter in which it actually incurs or establishes a liability for penalties or interest.

On January 1, 2005 the Company established a 401(k) Plan and Trust for eligible employees. During 2007, 2006 and 2005, the Company contributed an aggregate of approximately $274 000, $240,000 and $168,000, respectively, to the 401(k) Plan.

The Company leases office space under a non-cancelable operating lease expiring in 2010. Future annual payments under this operating lease are approximately $200,000, $200,000 and $33,000 for the years ending December 31, 2008 through February 28, 2010, respectively. Rental expense under the Company’s current lease totaled approximately $200,000, $194,000 and $162,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company has three field offices and storage facilities. These facilities are located in Andrews and Snyder, Texas and Hagerman, New Mexico. The Snyder office lease expires upon the cessation of production from the Diamond “M” area wells. Future annual payments under this lease agreement total approximately $14,000 for 2008 through 2012. Rental expense totaled approximately $23,000, $23,000 and $23,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has an Incentive and Retention Plan which provides for the payment to eligible officers and employees of a one time performance bonus and retention payment upon the occurrence of a change of control as defined in the Plan. Because of the uncertainty of the occurrence of a change of control or corporate transaction within the meaning of the plan, the amount of these bonuses is undeterminable. Although the amount of the bonus is undeterminable at this time, if the bonus was calculated using the December 31, 2007 stock price of $17.63 per share, the amount would be approximately $18.6 million.

In January 2006, the Company adopted a Non-officer Employee Severance Plan for the purpose of providing the Company’s non-officer employees with an incentive to remain employed with the Company. This Plan provides for a one-time severance payment to the non-officer employees equal to one year of their then “current base salary” upon the occurrence of a change of control within the meaning of the Plan. Based on the aggregate non-officer base salaries in effect as of December 31, 2007, the total severance amount payable under the plan would have been approximately $3.8 million.

(16)	Supplemental Oil and Natural Gas Reserve Data (Unaudited)

The Company has presented the reserve estimates utilizing an oil price of $89.93, $54.67 and $56.09 per Bbl and a natural gas price of $6.77, $5.00 and $8.68 per Mcf as of December 31, 2007, 2006 and 2005, respectively. Information for oil is presented in barrels (Bbl) and for natural gas in thousands of cubic feet (Mcf).

The estimates of the Company’s proved oil and natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants.

The Company’s reserve information was prepared by independent petroleum engineering consultants as of December 31, 2007, 2006 and 2005. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of changes in reserve balances is presented below:

	Oil and Condensate (Bbls)
	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Proved developed and undeveloped reserves
Beginning of year	28,721	21,192	18,916
Purchase of oil and natural gas properties	—	3,270	2,299
Sales of oil and natural gas properties	(75)	—	(14)
Extensions and discoveries	1,146	8,182	944
Revisions of previous estimates	(307)	(2,786)	(30)
Production	(1,051)	(1,137)	(923)

End of Year	28,434	28,721	21,192

Proved developed reserves at year end	14,378	14,932	13,614

	Natural Gas (MCF)
	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Proved developed and undeveloped reserves
Beginning of year	58,896	25,237	16,825
Purchase of oil and natural gas properties	—	4,355	456
Sales of oil and natural gas properties	(3,105)	—	(205)
Extensions and discoveries	25,905	38,159	13,106
Revisions of previous estimates	(17,040)	(2,316)	(1,353)
Production	(7,422)	(6,539)	(3,592)

End of Year	57,234	58,896	25,237

Proved developed reserves at year end	41,556	28,741	17,246

The Company made significant acquisitions in 2005 and 2006 that resulted in additions to its estimated proved reserves for those years. In 2005, the Company purchased producing properties in the Harris San Andres Field located in Andrews and Gaines counties. In 2006, the Company acquired additional interests in these properties. Also in 2006, the Company purchased additional interests in the Barnett Shale Gas Project located in Tarrant County, Texas.

The Company’s drilling programs over the last three years have resulted in significant natural gas discoveries and extensions in the Company’s Barnett Shale resource gas project and the Company’s New Mexico projects. Over this same time period, the Company’s drilling in the Carm-Ann, Harris and Diamond M fields of west Texas resulted in significant increases in extensions and discoveries in the Company’s oil reserves.

The Company experienced downward revisions in estimated proved natural gas reserves in 2007. This was the result of two factors. First, the Company changed its method of recognizing proved undeveloped reserves related to its horizontal drilling gas projects in March 2007. Under this new method, which the Company believes conforms with regulatory requirements applicable to “horizontal well” reserve booking practices for publicly owned exploration and production companies, estimates of proved undeveloped reserves from horizontal wells are limited to two parallel offset wells to a productive horizontal well, unless productive continuity is demonstrated through pressure communication between wells more than an offset location away and on either side of a future horizontal well. Secondly, the Company adjusted its reserve estimates on certain New Mexico Wolfcamp and Barnett Shale wells where performance did not meet our 2007 production estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves
($ in thousands)

	December 31,
	2007	2006	2005

Future cash inflows	$2,944,746	$1,864,860	$1,407,153

Future costs:
Production	(824,261)	(606,138)	(361,563)
Development	(117,981)	(138,715)	(36,335)
Future income taxes	(536,227)	(292,954)	(249,621)

Future net cash flows	1,466,277	827,053	759,634
10% annual discount for estimated timing of cash flows	(831,839)	(490,565)	(398,844)

Standardized measure of discounted future net cash flows	$634,438	$336,488	$360,790

Changes in Standardized Measure of
Discounted Future Net Cash Flows From Proved Reserves
($ in thousands)

	December 31,
	2007	2006	2005
Increase (decrease):
Purchases of minerals in place	$—	$20,698	$29,354
Extensions and discoveries and improved recovery, net of future production and development costs	97,918	104,622	87,790	(1)
Accretion of discount	46,996	47,281	26,625
Net change in sales prices net of production costs	341,421	(78,387)	135,242
Changes in estimated future development costs	28,424	12,726	(10,886)
Revisions of quantity estimates	(64,408)	(44,561)	(4,518)
Net change in income taxes	(116,010)	(21,452)	(52,181)
Sales, net of production costs	(89,818)	(86,130)	(47,974)
Changes of production rates (timing) and other	53,427	20,901	(9,071	)(1)

Net increase	297,950	(24,302)	154,381
Standardized measure of discounted future net cash flows:
Beginning of year	336,488	360,790	206,409

End of year	$634,438	$336,488	$360,790

(1)	During 2006, the Company revised its method of calculating “Extensions and discoveries and improved recovery, net of future production and development costs”. Consequently, related calculations in 2005 have been adjusted to be consistent with the 2006 calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17)	Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
	($ in thousands, except per share data)
2007
Oil and natural gas revenues	$23,116	$27,354	$29,487	$36,074
Total costs and expenses	14,827	15,291	18,206	18,742

Operating income	8,289	12,063	11,281	17,332

Net income (loss)	$(96)	$3,464	$293	$(8,322)

Net income (loss) available to common stockholders	$(96)	$3,464	$293	$(8,322)

Net income per common share — basic	$—	$0.09	$0.01	$(0.21)

Net income per common share — diluted	$—	$0.09	$0.01	$(0.21)

2006
Oil and gas revenues	$20,543	$26,342	$26,211	$23,929
Total costs and expenses	11,102	13,962	16,686	14,856

Operating income	9,441	12,380	9,525	9,073

Net income	$1,611	$2,464	$10,996	$11,084	(1)

Net income available to common stockholders	$1,611	$2,464	$10,996	$11,084	(1)

Net income per common share — basic	$0.05	$0.07	$0.30	$0.30	(1)

Net income per common share — diluted	$0.05	$0.07	$0.30	$0.29	(1)

(1)	2006 results include $9.0 million of equity in income of pipeline and gathering systems representing the Company’s share of net gain on sale of certain pipeline assets. See Note 7.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION
February 20, 2008	By:	/s/ Larry C. Oldham
Larry C. Oldham
President and Chief Executive Officer

February 20, 2008	By:	/s/ Steven D. Foster
Steven D. Foster
Chief Financial Officer

S-1

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jeffrey G. Shrader	Director and Chairman of the Board of Directors	February 20, 2008

Jeffrey G. Shrader

/s/ Larry C. Oldham	President and Chief Executive Officer	February 20, 2008

Larry C. Oldham	(Principal Executive Officer)

/s/ Steven D. Foster	Chief Financial Officer	February 20, 2008

Steven D. Foster	(Principal Financial and Accounting Officer)

/s/ Edward A. Nash	Director	February 20, 2008

Edward A. Nash

/s/ Martin B. Oring	Director	February 20, 2008

Martin B. Oring

/s/ Ray M. Poage	Director	February 20, 2008

Ray M. Poage

S-2

INDEX TO EXHIBITS
(a)	Exhibits

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

No.	Description of Exhibit

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.7):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.8	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.9	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.10	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.11	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.12	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.13	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas,

No.	Description of Exhibit

Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.15	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.16	Purchase and Sale Agreement, dated as of October 14, 1005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.17	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.18	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.19	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.21	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.22	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.23	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.24	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.25	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

No.	Description of Exhibit

10.26	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.27	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

*10.28	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil & Gas Company, L.P.

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*23.1	Consent of BDO Seidman, LLP

*23.2	Consent of Cawley Gillespie & Associates Inc. Independent Petroleum Engineers

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.