Form 10-Q
period 2008-03-31
PARALLEL PETROLEUM CORP
filed 2008-05-05
CIK 750561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                      to
Commission File Number 000-13305
PARALLEL PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1971716

State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1004 N. Big Spring, Suite 400, Midland, Texas	79701

(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 1, 2008, 41,375,731 shares of the registrant’s common stock, $0.01 par value, were outstanding.

(i)

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT
PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:

Cash and cash equivalents	$7,757	$7,816
Accounts receivable:
Oil and natural gas sales	28,149	20,499
Joint interest owners and other, net of allowance for doubtful account of $50	3,351	2,460
Affiliates and joint ventures	3,401	3,970

	34,901	26,929
Other current assets	167	600
Deferred tax asset	12,209	10,293

Total current assets	55,034	45,638

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $101,746 and $86,402 not subject to depletion)	688,976	648,576
Other	2,929	2,877

	691,905	651,453
Less accumulated depreciation, depletion and amortization	(154,752)	(145,482)

Net property and equipment	537,153	505,971

Restricted cash	79	78
Investment in pipelines and gathering system ventures	8,701	8,638
Other assets, net of accumulated amortization of $1,565 and $1,425	2,652	2,768

	$603,619	$563,093

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$53,661	$47,848
Asset retirement obligations	661	598
Derivative obligations	35,912	30,424

Total current liabilities	90,234	78,870

Revolving credit facility	82,000	60,000
Senior notes (principal amount $150,000)	145,505	145,383
Asset retirement obligations	5,141	4,339
Derivative obligations	21,159	13,194
Deferred tax liability	26,163	26,045

Total long-term liabilities	279,968	248,961

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 41,320,215 and 41,252,644	413	412
Additional paid-in capital	197,351	196,457
Retained earnings	35,653	38,393

Total stockholders’ equity	233,417	235,262

	$603,619	$563,093

The accompanying notes are an integral part of these Consolidated Financial Statements

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
For three months ended March 31, 2008 and 2007
(unaudited)
(dollars in thousands, except per share data)

	2008	2007
Oil and natural gas revenues:
Oil and natural gas sales	$43,941	$23,116

Cost and expenses:
Lease operating expense	6,979	4,399
Production taxes	2,289	1,054
General and administrative	2,568	2,665
Depreciation, depletion and amortization	9,352	6,709

Total costs and expenses	21,188	14,827

Operating income	22,753	8,289

Other income (expense), net:
Loss on derivatives not classified as hedges	(21,886)	(4,435)
Interest and other income	33	52
Interest expense	(5,518)	(3,708)
Other expense	—	(36)
Equity in gain (loss) of pipelines and gathering system ventures	217	(305)

Total other income (expense), net	(27,154)	(8,432)

Loss before income taxes	(4,401)	(143)
Income tax benefit, deferred	1,661	47

Net loss	$(2,740)	$(96)

Net loss per common share:
Basic	$(0.07)	$—

Diluted	$(0.07)	$—

Weighted average common shares outstanding:
Basic	41,273	37,547

Diluted	41,273	37,547

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(unaudited)
( dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(2,740)	$(96)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	9,352	6,709
Accretion of asset retirement obligation	83	84
Accretion of senior notes discount	122	—
Deferred income tax benefit	(1,661)	(47)
Loss on derivatives not classified as hedges	21,886	4,435
Stock option expense	82	92
Equity in (gain) loss in pipelines and gathering system ventures	(217)	305

Changes in assets and liabilities:
Other assets, net	116	(12)
Restricted cash	(1)	274
Accounts receivable	(7,972)	4,537
Other current assets	282	292
Accounts payable and accrued liabilities	6,194	1,219

Net cash provided by operating activities	25,526	17,792

Cash flows from investing activities:
Additions to oil and natural gas properties	(39,718)	(44,584)
Proceeds from disposition of oil and natural gas properties	100	152
Additions to other property and equipment	(134)	(32)
Settlements of derivative instruments	(8,282)	(2,479)
Net investment in pipelines and gathering system ventures	154	(1,659)

Net cash used in investing activities	(47,880)	(48,602)

Cash flows from financing activities:
Borrowings from bank line of credit	22,000	39,000
Deferred financing costs	—	(175)
Proceeds from exercise of stock options	295	—

Net cash provided by financing activities	22,295	38,825

Net increase (decrease) in cash and cash equivalents	(59)	8,015

Cash and cash equivalents at beginning of period	7,816	5,910

Cash and cash equivalents at end of period	$7,757	$13,925

Non-cash financing and investing activities:
Oil and natural gas properties asset retirement obligation	$782	$(113)
Non-cash exchange of oil and natural gas properties:
Properties received in exchange	$—	$6,463
Properties delivered in exchange	$—	$(5,495)
Other transactions:
Interest paid	$9,076	$3,875
The accompanying notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
     Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1984.
     Parallel Petroleum Corporation, or “Parallel”, is engaged in the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, the exploring for new oil and natural gas reserves. The majority of our current producing properties are in the:
•	Permian Basin of west Texas and New Mexico;

•	Fort Worth Basin of north Texas; and
     The financial information included herein is unaudited. The balance sheet as of December 31, 2007 has been derived from our audited Consolidated Financial Statements as of December 31, 2007. The unaudited financial information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.
     Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Unless otherwise indicated or unless the context otherwise requires, all references to “we”, “us”, “our”, “Parallel”, or “Company” mean the registrant, Parallel Petroleum Corporation and, where applicable, its former consolidated subsidiaries.
NOTE 2. STOCKHOLDERS’ EQUITY
     Options
     We account for our stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)).
     For the three months ended March 31, 2008 and 2007, we recognized compensation expense of approximately $82,000 and $92,000, respectively, with an estimated tax benefit of approximately $28,000 and $31,500, respectively, associated with our stock option grants.

(4)

     The following table presents future stock-based compensation expense expected to be recognized over the vesting period of:

($ in thousands)
Second quarter 2008	$57
Third quarter 2008	50
Fourth quarter 2008	39
2009	93
2010	29
Total	$268
     Vested options to purchase 368,679 shares of common stock were outstanding and non-vested options outstanding were 121,250 as of March 31, 2008. During the three months ended March 31, 2008, options to purchase 67,571 shares of common stock were exercised. No options expired or were forfeited.
     The fair value of each option award is estimated on the date of grant. The fair values of stock options granted prior to and remaining outstanding at March 31, 2008 and that had option shares subject to future vesting at that date were determined using the Black-Scholes option valuation method and the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock. The expected term of the options granted used in the model represent the period of time that options granted are expected to be outstanding.

	2007	2005	2001
Expected volatility	52.52%	54.20%	57.95%
Expected dividends	0.00	0.00	0.00
Expected term (in years)	6	7	8
Risk-free rate	4.89%	4.20%	5.05%
     A summary of the option activity for the three months ended March 31, 2008 is presented below.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding December 31, 2007	558	$7.03
Granted	—	$—
Exercised	(68)	$4.36
Surrendered	—	$—

Outstanding March 31, 2008	490	$7.40	5.2	$5,963

Exercisable at March 31, 2008	369	$5.99	1.1	$5,007

(5)

(in thousands)
Intrinsic Value of Options Exercised Three Months Ended March 31, 2008	$1,028
Intrinsic Value of Options Exercised Three Months Ended March 31, 2007	$—

Fair Market Value of Options Granted Three Months Ended March 31, 2008	$—
Fair Market Value of Options Granted Three Months Ended March 31, 2007	$218
     We have outstanding stock options granted under five separate plans. Generally, these options expire 10 years from the date of grant and become exercisable at rates ranging from 10% each year up to 50% each year. The exercise price cannot be less than the fair market value per share of common stock on the date of grant.
NOTE 3. CREDIT FACILITIES
     In the past, we have maintained two separate credit facilities. One of these credit facilities is our Third Amended and Restated Credit Agreement, as amended, or “Revolving Credit Agreement”, with a group of bank lenders that provide us with a revolving line of credit having a “borrowing base” limitation of $200.0 million at March 31, 2008. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At March 31, 2008, the principal amount outstanding under our revolving credit facility was $82.0 million, excluding $445,000 reserved for our letters of credit. Our second credit facility, which was terminated in July 2007, was a five year term loan facility provided to us under a Second Lien Term Loan Agreement, or the “Second Lien Agreement”, with a group of banks and other lenders. The Second Lien Agreement was paid off and terminated on July 31, 2007 with our payment to the lenders of $50.2 million, including interest. This payment was made with proceeds from our sale of unsecured senior notes in the principal amount of $150.0 million that we completed on July 31, 2007.
     Revolving Credit Facility
     The Revolving Credit Agreement allows us to borrow, repay and reborrow amounts available under the revolving credit facility. The amount of the borrowing base is based primarily upon the estimated value of our oil and natural gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of our loans exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the outstanding principal of our revolving credit facility in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable.
     Loans made to us under this revolving credit facility bear interest at the bank’s base rate or the LIBOR rate, at our election. Generally, the bank’s base rate is equal to its “prime rate” announced from time to time.
     The LIBOR rate is generally equal to the sum of (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered in one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.00% to 2.50%, depending upon the outstanding principal amount of our loan. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.25%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.00%.

(6)

     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At March 31, 2008, our weighted average base rate and LIBOR rate, plus the applicable margin, was 6.41% on $82.0 million, the outstanding principal amount of our revolving loan on that same date.
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
     As of March 31, 2008 we were in compliance with all of the covenants in our Revolving Credit Agreement.
     Senior Notes
     On July 31, 2007, we completed a private offering of unsecured senior notes, or the “senior notes” in the principal amount of $150.0 million. The senior notes mature on August 1, 2014 and bear interest at 10.25% which is payable semi-annually beginning on February 1, 2008. Prior to August 1, 2010, we may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 we may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. Generally, the “make-whole” premium is an amount equal to the greater of (a) 1% of the principal amount of the senior notes being redeemed and (b) the excess of the present value of the redemption price of such notes as of August 1, 2011 plus all required interest payments due through August 1, 2011 (computed at a discount rate equal to a specified U.S. “Treasury Rate” plus 50 basis points), over the principal amount of the senior notes being redeemed.
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

(7)

     Interest Accrued
     For the three months ended March 31, 2008, the aggregate interest accrued under our revolving credit facility and our senior notes was approximately $5.2 million. Of this amount, approximately $25,000 was capitalized.
NOTE 4. PROPERTY EXCHANGE
     On February 23, 2007, we entered into a property exchange agreement with an unrelated third party. As a result of the exchange, we acquired an additional 9,233 net undeveloped acres in our New Mexico Wolfcamp project area with an estimated fair value of approximately $6.5 million. We are the operator of wells drilled on this undeveloped acreage. Under the terms of the exchange agreement, we assigned to the third party interests in 37 non-operated wells and 3,250 net undeveloped non-operated acres in the New Mexico Wolfcamp project area, along with cash of approximately $969,000. In accordance with the full cost method of accounting, no gain or loss was recorded on the transaction.
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
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the three month periods ended March 31, 2008 and 2007, overhead costs capitalized were approximately $380,000 and $318,000, respectively.
NOTE 6. DERIVATIVE INSTRUMENTS
     General
     We enter into derivative contracts to provide a measure of stability in the cash flows associated with our oil and natural gas production and interest rate payments and to manage exposure to commodity price and interest rate risk. Our objective is to lock in a range of oil and natural gas prices and to limit variability in our cash interest payments. In addition, our revolving credit facility requires us to maintain derivative financial instruments which limit our exposure to fluctuating commodity prices covering at least 50% of our estimated monthly production of oil and natural gas extending 24 months into the future.
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

(8)

     Adoption of SFAS No. 157
     We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for all financial assets and liabilities. SFAS No. 157 provides standards and disclosures for assets and liabilities that are measured and reported at fair value. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities. Beginning January 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:
Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and interest rate swaps.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as commodity price collars. Although we review our counterparty’s valuation and assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.
     As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following

(9)

table summarizes the valuation of our derivative financial instruments by SFAS No. 157 pricing levels as of March 31, 2008:

	Quoted Prices in
	Active Markets
	for Identical	Other Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	March 31, 2008
Interest Swaps	$—	$(4,076)	$—	$(4,076)
Oil Swaps	$—	$(21,606)	$—	$(21,606)
Oil & Gas Collars	$—	$—	$(31,389)	$(31,389)

	$—	$(25,682)	$(31,389)	$(57,071)

     The determination of the fair values above incorporates various factors required under SFAS No. 157. These factors include not only the impact of our nonperformance risk on our liabilities but also the credit standing of the counterparties involved.
     The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy (in thousands):

Derivative Collars
Balance as of January 1, 2008	$(15,852)
Total gains or (losses)	$(16,746)
Purchases, issuances and settlements	$1,209
Transfers in and/or out of level 3	$—

Balance as of March 31, 2008	$(31,389)

Change in unrealized gains (losses) included in earnings relating to derivativess still held as of March 31, 2008(1)	$(15,537)

(1)	Gains and losses (realized and unrealized) included in earnings for the three months ending March 31, 2008 are reported in Other Income on the Consolidated Statement of Operations.
Interest Rate Sensitivity
     We have employed fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. These contracts are accounted for by “mark to market” accounting as prescribed in SFAS 133. We view these contracts as protection against future interest rate volatility. As of March 31, 2008, the fair market value of these interest rate swaps was a liability of approximately $4.1 million.

(10)

     The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of March 31, 2008.

	Notional	Weighted Average	Estimated
Period of Time	Amounts	Fixed Interest Rates	Fair Market Value
	($ in millions)		($ in thousands)

April 1, 2008 thru December 31, 2008	$100	4.86%	$(1,932)
January 1, 2009 thru December 31, 2009	$50	5.06%	(1,331)
January 1, 2010 thru October 31, 2010	$50	5.15%	(813)

Total Fair Market Value			$(4,076)

Commodity Price Sensitivity
     All of our commodity derivatives are accounted for using “mark-to-market” accounting as prescribed in SFAS 133.
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     A summary of our collar positions at March 31, 2008 is as follows:

				Estimated
	Barrles of	NYMEX Oil Prices		Fair Market
Period of Time	Oil	Floor	Cap	Value
				($ in thousands)
April 1, 2008 thru December 31, 2008	261,250	$63.42	$83.86	$ (5,003)
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	(12,808)
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	(9,155)

	MMBtu of	WAHA Gas Prices
	Natural Gas	Floor	Cap
April 1, 2008 thru December 31, 2008	2,750,000	$7.38	$9.28	(2,622)
January 1, 2009 thr December 31, 2009	3,285,000	$7.06	$9.93	(1,801)

Total Fair Market Value				$(31,389)

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

(11)

     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels, weighted average swap prices and fair value of the contracts as of March 31, 2008 are as follows:

			Estimated
		NYMEX Oil	Fair Market
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
April 1, 2008 thru December 31, 2008	330,000	$33.37	$(21,606)

Total fair market value			$(21,606)

NOTE 7. NET LOSS PER COMMON SHARE
     Basic earnings per share (“EPS”) excludes any dilutive effects of options and warrants and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share; however, diluted earnings per share reflect the assumed conversion of all potentially dilutive securities.
     The following table provides the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Basic EPS Computation:
Numerator-
Net loss	$(2,740)	$(96)

Denominator-
Weighted average common shares outstanding	41,273	37,547

Basic EPS:
Net loss per share	$(0.07)	$—

Diluted EPS Computation:
Numerator-
Net loss	$(2,740)	$(96)

Denominator -
Weighted average common shares outstanding	41,273	37,547
Employee stock options	—	—
Warrants	—	—

Weighted average common shares for diluted earnings per share assuming conversion	41,273	37,547

Diluted EPS:
Net loss per share	$(0.07)	$—

     For the three months ended March 31, 2008 and 2007, the effects of all potentially dilutive securities (including options and warrants) were excluded from the computation of diluted earnings per share because we had a net loss from continuing operations in both quarters and therefore, the effect would have been antidilutive. Approximately 482,000 and 750,000 options and warrants were excluded

(12)

from the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, because the inclusion would have resulted in antidilution.
NOTE 8. ASSET RETIREMENT OBLIGATIONS
     The following table summarizes our asset retirement obligation transactions:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Beginning asset retirement obligation	$4,93	$5,063
Additions related to new properties	152	18
Revisions in estimated cash flows	642	(112)
Deletions related to property disposals	(12)	(19)
Accretion expense	83	84

Ending asset retirement obligation	$5,802	$5,034

NOTE 9. RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but may require some entities to change their measurement practices. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our financial position or operating results.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (“FAS 159”) which became effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We adopted this statement during the first quarter of 2008 and it did not have any effect on our financial position or operating results.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations that we consummate after the effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a

(13)

component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of our first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon our balance sheet, the statement would have no impact.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.
NOTE 10. INVESTMENT IN GAS GATHERING SYSTEM
     As of March 31, 2008, we had two separate investments that were recorded as equity investments in the accompanying consolidated balance sheet.
     As of March 31, 2008, we had invested approximately $328,000 in West Fork Pipeline Company II, L.P. West Fork Pipeline Company II, L.P. is currently acquiring the necessary easements and permits to begin transmission of natural gas primarily from portions of our leaseholds in the Barnett Shale area.
     As of March 31, 2008, we had a net cash investment of approximately $9.3 million in the Hagerman Gas Gathering System (“Hagerman”) to construct pipelines on certain of our leaseholds in New Mexico. The Hagerman gathering system is currently being extended to additional productive areas. We anticipate additional investments in Hagerman during 2008
     Our current investment percentage in the two ventures is as follows:

West Fork Pipeline Company II, L.P.	23.25848%
Hagerman Gas Gathering System	76.50000%
     Our investment in Hagerman is accounted for by the equity method since we do not have voting control. All significant actions taken by Hagerman must be approved by us, plus one of the two other equity owners. Consequently, the remaining equity owners can prevent voting control by us.
     At the dates indicated, our equity investments consisted of the following:

	March 31,	December 31,
	2008	2007
	($ in thousands)
West Fork Pipeline Company II, L.P.	$318	$312
Hagerman Gas Gathering System	8,383	8,326

	$8,701	$8,638

(14)

     Our income (loss) from equity investments for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
West Fork Pipeline Company II, L.P.	$(2)	$3
Hagerman Gas Gathering System	219	(308)

	$217	$(305)

          Summarized combined financial information for our equity investments (described above) is reported below. The amounts shown represent 100% of the investees’ financial information:

	March 31,	December 31,
	2008	2007
	($ in thousands)
Balance Sheet
Current assets	$79	$62
Account receivables — affiliates	703	696

Total current assets	782	758
Plant and pipeline costs	10,905	10,917

Total assets	$11,687	$11,675

Current liabilities	$50	$50
Accounts payable — affiliates	449	523

Total current liabilities	499	573
Partner capital	11,188	11,102

Owners’ equity	$11,687	$11,675

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Income Statement
Revenues	$611	$41
Costs and expenses	(320)	(430)

Net income (loss)	$291	$(389)

     As of March 31, 2008 and 2007, Hagerman had accounts receivable due from joint venturers of approximately $449,000 and $332,000, respectively, for operating and pipeline construction related capital contributions. We advanced funds in these amounts to Hagerman to meet capital needs until payment on account is received from the other joint venturers.

(15)

NOTE 11. COMMITMENTS AND CONTINGENCIES
     From time to time, we are party to ordinary routine litigation incidental to our business.
     On April 14, 2008, we were added as a defendant to a lawsuit filed in 2007, styled Brady Briscoe vs. Capstar Drilling, L.P. (“Capstar”), (Cause No. 21,287), in the 259th District Court of Jones County, Texas. The plaintiff alleges that as a result of Capstar’s negligence (and now Parallel’s) he was injured while working on a drilling rig operated by Capstar on an oil well location leased by us. AIG was the worker’s compensation insurance carrier of the plaintiff’s employer. The plaintiff sued for an amount of actual damages of up to $15.0 million together with pre-judgment and post-judgment interest. Capstar recently settled with the plaintiff and has (or is soon to be) dismissed from the lawsuit. Should judgment be entered against us, we would be entitled to a credit for the amount that the plaintiff has already received from Capstar.
     Even though we cannot predict the ultimate outcome of this matter, we believe we have meritorious defenses and intend to vigorously contest this lawsuit. We have not established a reserve with respect to the plaintiff’s claims.
     On March 24, 2008, a lawsuit was filed in the 24th District Court of Jackson County, Texas, against us and twenty-two other defendants in Cause No. 07-6-13069, styled “Tony Kubenka, Carolyn Kubenka, Dennis J. Kallus, David J. Kallus, Mary L. Kallus, Patricia Kallus, Nova Deleon, Janie Figuerova, and Larkin Thedford, Plaintiffs v. Tri-C Resources, Inc., Marie S. Adian, Laura E. Adian, Glenn A. Fiew, Lynn Kramer, Debra Boysen, Carol J. Gleason, Alana Sue Curlee, Connie W. Marthiljohni, Claire E. Adian, Zachary D. Adian, Donald R. Starkweather, Inc., D.A. Webernick, Danette Bundick, Johnny A. Webernick, Donna Gail Glover, Sherry Shulze, William H. Webernick, Jr., TAC Resources, Inc., New Century Exploration, Inc., Allegro Investments, Inc. and Welper Interests, LP”.
     The nine plaintiffs in this lawsuit have named us and the other working interest owners, including Tri-C Resources, Inc., the operator, as defendants. The plaintiffs in this lawsuit allege that they are royalty owners under oil and gas leases which are part of a pooled gas unit (the “unit”) located in Jackson County, Texas, and that the defendants, including us, are owners of the leasehold estate under the plaintiffs’ leases and others forming the unit. Plaintiffs also assert that one of the leases (other than plaintiffs’ leases) forming part of the unit has terminated and, as a result, the defendants have not properly computed the royalties due to plaintiffs from unit production and have failed to properly pay royalties due to them. Plaintiffs have sued for an unspecified amount of damages, including exemplary damages, under theories of breach of contract (including breach of express and implied covenants of their leases) and conversion, and seek an accounting, a declaratory judgment to declare the rights of the parties under the leases, and attorneys’ fees, interest and court costs.
     As a working interest owner in the leases comprising the unit, we believe our potential liability, if any, would be proportionate to the ownership of the other working interest owners in the leases. We intend to file an answer denying any liability on or before May 19, 2008. As of May 5, 2008 no discovery had been conducted. Even though we cannot predict the ultimate outcome of this matter, we believe we have meritorious defenses and intend to vigorously contest this lawsuit. We have not established a reserve with respect to plaintiffs’ claims.
     We received a Notice of Proposed Adjustment from the Internal Revenue Service, or the “Service” in May 2007 advising us of proposed adjustments to federal income tax of approximately $2.0 million for the years 2004 and 2005. Subsequent discussions with the Service placed the issues contested in a development status. In November 2007, the Service issued a letter on the matter giving the company

(16)

30 days to agree or disagree with a final examination report. The final examination report reflected revisions of the previous proposed adjustments resulting in a reduced $1.1 million of additional income tax and interest charges. The decrease in proposed tax was the result of information supplied by Parallel to the examiner as well as discussions of the applicable tax statutes and regulations. In December 2007, we filed a protest documenting our complete disagreement with the adjustments proposed on the final examination report and requested a conference with the appeals office of the Service. The examination office of the Service filed a response to our protest in February 2008 with the appeals office. An appeals conference is scheduled for June 2008. We intend to vigorously contest the adjustment proposed by the Service and believe that we will ultimately prevail in our position. We have not recorded a liability for tax, interest, or penalties related to this matter based on our analysis. If a liability for additional income tax should later be determined to be more likely than not, we anticipate the adjustment to increase the federal income tax liability would be offset by an increase to a deferred tax asset and would not result in a charge to earnings. Any interest or penalties resulting from a subsequent determination of increased tax liability would require a charge to earnings. We believe that the effects of this matter would not have a material effect on our results of operations for the fiscal quarter in which we actually incur or establish a reserve account for interest or penalties.
     Effective January 1, 2005, we established a 401(k) Plan and Trust for eligible employees. As of the fiscal quarters ended March 31, 2008 and 2007, we had made contributions to the 401(k) Plan and Trust of approximately $75,000 and $67,000, respectively.
NOTE 12. SUBSEQUENT EVENTS
     On April 15, 2008, we announced that our registration statement relating to 300,030 shares of common stock issuable upon the exercise of outstanding warrants was declared effective by the Securities and Exchange Commission. The warrants were issued in our initial public offering in 1980 as a component of the units sold by us. Pursuant to the terms of the warrants, holders of the warrants may purchase one share of common stock for each warrant exercised. The warrants are exercisable at $6.00 per share at any time on or before 5:00 p.m. Mountain Time, on May 15, 2008, at which time the warrants expire.
     If all the warrants are exercised, we expect to receive net proceeds from the offering of approximately $1.65 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in our 2007 Annual Report on Form 10-K, as well as the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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

(17)

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
     Use Advanced Technologies and Production Techniques. We believe that 3-D seismic surveys, horizontal drilling, fracture stimulation and other advanced technologies and production techniques are useful tools that help improve normal drilling operations and enhance our production and returns. We believe that our use of these technologies and production techniques in exploring for, developing and exploiting oil and natural gas properties can reduce drilling risks, lower finding costs, provide for more efficient production of oil and natural gas from our properties and increase the probability of locating and producing reserves that might not otherwise be discovered.
     Acquire Long-Lived Properties with Enhancement Opportunities. Our acquisition strategy is focused on leveraging our geographical expertise in our core areas of operation and seeking assets located in and around these areas. We selectively evaluate acquisition opportunities and expect that they will continue to play a role in increasing our reserve base and future drilling inventory. When identifying target assets, we focus primarily on reserve quality and assets in new development plays with upside potential. Through this approach, we have traditionally targeted smaller asset acquisitions which allow us to absorb, enhance and exploit properties without taking on significant integration risk.
     Conduct Exploratory Activities. Although we do not emphasize exploratory drilling, we will selectively undertake exploratory projects that have known geological and reservoir characteristics that are in close proximity to existing wells so data from the existing wells can be correlated with seismic data on or near the prospect being evaluated, and that could have a potentially meaningful impact on our reserves.
     The extent to which we are able to implement and follow through with our business strategy is influenced by:
•	the prices we receive for the oil and natural gas we produce;

•	the results of reprocessing and reinterpreting our 3-D seismic data;

•	the results of our drilling activities;

•	the costs of obtaining high quality field services;

•	our ability to find and consummate acquisition opportunities; and

•	our ability to negotiate and enter into “work to earn” arrangements, joint ventures or other similar arrangements on terms acceptable to us.
     Significant changes in the prices we receive for the oil and natural gas we produce, or the occurrence of unanticipated events beyond our control, may cause us to defer or deviate from our business strategy, including the amounts we have budgeted for our activities.

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
     For the three months ended March 31, 2008, the sale price we received for our crude oil production averaged $93.74 per barrel, compared with $84.77 per barrel for the three months ended December 31, 2007 and $51.93 per barrel for the three months ended March 31, 2007. The average sales price we received for natural gas for the three months ended March 31, 2008 was $7.80 per Mcf, compared with $6.68 per Mcf for the three months ended December 31, 2007 and $5.86 Mcf for the three months ended March 31, 2007. For information regarding prices received, you should refer to the information and selected operating data table under the caption “Results of Operations” on page 20.
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

(19)

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
     Depletion of the capitalized costs of oil and natural gas properties, including estimated future development costs, is provided using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measurement based upon their relative energy content. Unproved oil and natural gas properties are not amortized, but are individually assessed for impairment. The cost of any impaired property is transferred to the balance of oil and natural gas properties being depleted. Depletion per BOE for the three months ended March 31, 2008 was $13.42, compared with $13.54 for the three months ended December 31, 2007 and $12.57 for the three months ended March 31, 2007.
Results of Operations
     Our business activities are characterized by frequent, and sometimes significant, changes in our:
•	reserve base;

•	sources of production;

•	product mix (gas versus oil volumes); and

•	the prices we receive for our oil and natural gas production.
     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three months ended March 31, 2008, December 31, 2007, and March 31, 2007.

	Three Months Ended
	3/31/2008	12/31/2007	3/31/2007
	(in thousands, except per unit sales price data)
Production Volumes:
Oil (Bbls)	247	254	273
Natural gas (Mcf)	2,662	2,179	1,521
BOE (1)	691	617	527
BOE per day	7.6	6.7	5.9

Sales Prices:
Oil (per Bbl)	$93.74	$84.77	$51.93
Natural gas (per Mcf)	$7.80	$6.68	$5.86
BOE price	$63.60	$58.46	$43.85

Operating Revenues:
Oil	$23,169	$21,529	$14,211
Natural gas	20,772	14,545	8,905

	$43,941	$36,074	$23,116

Operating Expenses:
Lease operating expense	$6,979	$5,781	$4,399
Production taxes	2,289	1,848	1,054
General and administrative	2,568	2,678	2,665
Depreciation, depletion and amortization	9,352	8,435	6,709

	$21,188	$18,742	$14,827

Operating income	$22,753	$17,332	$8,289

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(20)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the three months ended March 31, 2008 and March 31, 2007.
Oil and Gas Revenues

	Revenues		Production
	2008	2007	2008	2007
Oil (Bbls)	53%	61%	36%	52%
Natural gas (Mcf)	47%	39%	64%	48%

Total	100%	100%	100%	100%

     The following table outlines the detail of our operating revenues for the indicated periods.

	Three Months Ended March 31,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		(in thousands, except per unit sales price data)
Production Volumes
Oil (Bbls)	247	273	(26)	(10)%
Natural gas (Mcf)	2,662	1,521	1,141	75%
BOE	691	527	164	31%

Sales Price
Oil (per Bbl)	$93.74	$51.93	$41.81	81%
Natural gas (per Mcf)	$7.80	$5.86	$1.94	33%
BOE price	$63.60	$43.85	$19.75	45%

Operating Revenues
Oil	$23,169	$14,211	$8,958	63%
Natural gas	20,772	8,905	11,867	133%

Total	$43,941	$23,116	$20,825	90%

Oil revenues
     Average wellhead realized crude oil prices increased $41.81 per Bbl, or 81%, to $93.74 per Bbl for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This price increase resulted in increased revenues by approximately $10.3 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. Oil production decreased 10%, which was attributable to natural production declines of approximately 26,000 Bbls. This decline was largely the result of relative development timing and unsupported primary declines in the Carm-Ann and Diamond M Canyon Reef fields and natural declines in minor assets, to a lesser extent. This trend is expected to reverse as development drilling programs resume in the second quarter of 2008 in the Carm-Ann, Harris and Diamond M Canyon Reef fields. Beginning in late 2007, we had begun our development program and we expect to see increases in oil production in the future. The decrease in oil production resulted in decreased revenue of approximately $1.3 million for the three months ended March 31, 2008.

(21)

Natural gas revenues
     Average realized wellhead natural gas prices increased $1.94 per Mcf, or 33%, to $7.80 per Mcf for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This price increase accounted for an increase in revenue of approximately $5.2 million. Natural gas production increased 75% primarily due to new wells in the New Mexico Wolf Camp and Barnett Shale areas where volumes were up 443,000 Mcf and 812,000 Mcf, respectively, comparing the three months ended March 31, 2008 to March 31, 2007. Gas production from our south Texas area declined approximately 57,000 Mcf when comparing the three months ended March 31, 2008 to March 31, 2007. The overall increase in natural gas volumes increased revenue approximately $6.7 million for 2008.
Cost and Expenses

	Three months ended March 31,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	($ in thousands)
Lease operating expense	$6,979	$4,399	$2,580	59%
Production taxes	2,289	1,054	1,235	117%
General and administrative	2,568	2,665	(97)	(4)%
Depreciation, depletion and amortization	9,352	6,709	2,643	39%

Total	$21,188	$14,827	$6,361	43%

Lease operating expense
     Lease operating expenses are primarily higher due to new wells being put on line. Of the $2.6 million increase, approximately $1.0 million of these expenses are charges for lease operating expenses on wells that have been completed late 2008 or completed in late 2007. In addition, costs for gathering, compression and transportation increased approximately $344,000 in the New Mexico Wolfcamp area as a result of increased production from new wells. Workover expense in the Fullerton, Harris and other Permian Basin areas increased approximately $875,000 for casing repair, well stimulation and well repair. There was also an increase of approximately $140,000 for electricity costs in the Fullerton area. Expenses in the Barnett Shale area increased approximately $390,000 for work on wells compression and water disposal and approximately $302,000 for ad valorem taxes. Lifting costs (excluding production taxes) were $10.10 per BOE for the three months ended March 31, 2008, as compared to $8.34 per BOE for the same period in 2007.
Production taxes
     Production taxes increased by 117% for the three months ended March 31, 2008, as compared to March 31, 2007. Production taxes were 5.2% of revenue in 2008 compared to 4.6% of revenue for the same period in 2007. The increase is related to a change in product mix. Production taxes in future periods will be a function of product mix, production volumes and product prices.
General and administrative
     General and administrative expenses decreased 4%, or $97,000, in 2008, as compared to 2007. Fees associated with legal and accounting related services were lower by approximately $197,000 in 2008, as compared to 2007. This was partially offset with salary expense increases of $119,000. This increase is as a result of increase in staffing as well as salary increases. On a BOE basis, general and administrative costs were down by 26% to $3.72 per BOE in 2008, as compared to $5.06 per BOE in 2007.

(22)

Depreciation, depletion and amortization
     Depreciation depletion and amortization expense increased 39%, or $2.6 million, for 2008, as compared to 2007. Depletion per BOE was $13.42 for 2008 and $12.57 for 2007. This increase is attributable to an overall increase in actual and anticipated drilling costs. Increased cost levels affect both the depletable amounts of capitalized costs in 2008 and the depletion attributable to amounts of estimated future development costs on proved undeveloped properties. Our drilling over the past year and our future drilling plans are focused on our natural gas resource projects which have higher associated per BOE drilling and development costs due to the nature of the wellbores. These factors, when combined with the increase in the absolute level of our capital expenditures during this time period, have led to a significant increase in our depletion rate per BOE.
Other income (expense)

	Three months ended March 31,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		($ in thousands)
Loss on derivatives not classified as hedges	$(21,886)	$(4,435)	$(17,451)	393%
Interest and other income	33	52	(19)	(37)%
Interest expense	(5,518)	(3,708)	(1,810)	49%
Other expense	—	(36)	36	(100)%
Equity in gain (loss) of pipelines and gathering system ventures	217	(305)	522	(171)%

Total	$(27,154)	$(8,432)	$(18,722)	222%

Loss on derivatives not classified as hedges
     We recorded a loss of $21.9 million for the three months ended March 31, 2008 for derivatives not classified as hedges, as compared to a loss of $4.4 million for the same period in 2007. The greatest impact of the change in fair market valuation was within our crude oil contracts due to the significant increase in oil prices through March 31, 2008. We settled in cash a net of $8.3 million in derivative contracts during the three months ended March 31, 2008.
Interest expense
     Interest expense increased with the increase in our outstanding debt to $232.0 million as of March 31, 2008 from $204.0 million as of March 31, 2007. Interest expense directly related to our $150.0 million senior notes offering in July 2007 was $3.8 million for the three months ended March 31, 2008. Our weighted average interest rate increased to 9.28% for the three months ended March 31, 2008 from 8.53% for the three months ended March 31, 2007.
Equity in gain (loss) of pipelines and gathering system ventures
     For the quarter ended March 31, 2008, our investment in the Hagerman Gas Gathering System, which was formed for the purpose of constructing, owning and operating a gas gathering system in New Mexico, recorded a gain of $219,000. This is compared to a loss of $308,000 for the quarter ended March 31, 2007. This increase in earnings of $527,000 is the result of increased volumes flowing through this system from period to period.

(23)

Income taxes
     Income tax benefit was $1.7 million in 2008, as compared to a benefit of $47,000 in 2007. Income tax expense for 2008 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
Basic and diluted net loss
     We had basic and diluted net loss per share of $0.07 and $0.00 for three months ended March 31, 2008 and 2007, respectively. Basic weighted average common shares outstanding were approximately 41.3 million shares for 2008 and approximately 37.5 million for 2007. The increase was primarily due to our public offering of 3.0 million shares of common stock in December 2007 and the exercise of employee and nonemployee stock options during 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our capital resources consist primarily of cash flows from our oil and natural gas properties and bank borrowings supported by our oil and natural gas reserves. Our level of earnings and cash flows depends on many factors, including the prices we receive for oil and natural gas we produce.
     The working capital deficit increased approximately $2.0 million as of March 31, 2008 compared with December 31, 2007. Current liabilities exceeded current assets by approximately $35.2 million at March 31, 2008. The working capital deficit increase was due to an increase in accounts payable of approximately $5.8 million and an increase in current derivative obligations of approximately $5.5 million offset by an increase in accounts receivable of approximately $8.0 million and the increase in deferred tax asset of approximately $1.9 million. .
     We incurred net property costs of $39.6 million for the three months ended March 31, 2008 compared to $46.1 million for the same period in 2007. The decrease is primarily related to a reduction in our drilling activity in the New Mexico Wolfcamp area. Included in our property basis for the first quarter of 2008 and 2007 were net changes in asset retirement costs of approximately $782,000 and $(113,000), respectively (see Note 8 to Consolidated Financial Statements).
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
     Stockholders’ equity at March 31, 2008 was $233.4 million, as compared to $235.3 million at December 31, 2007. The decrease is primarily attributable to our net loss of approximately $2.7 million.

(24)

Bank Borrowings
     In the past, we have maintained two separate credit facilities. One of these credit facilities is our Third Amended and Restated Credit Agreement, as amended, or “Revolving Credit Agreement”, with a group of bank lenders which provides us with a revolving line of credit having a “borrowing base” limitation of $200.0 million at March 31, 2008. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $350.0 million or the borrowing base established by the lenders. At March 31, 2008, the principal amount outstanding under our revolving credit facility was $82.0 million, excluding $445,000 reserved for our letters of credit. Our second credit facility, which was terminated in July 2007, was a five year term loan facility provided to us under a Second Lien Term Loan Agreement, or the “Second Lien Agreement”, with a group of banks and other lenders. The Second Lien Agreement was paid off and terminated on July 31, 2007 with our payment to the lenders of $50.2 million, including interest. This payment was made with proceeds from our sale of unsecured senior notes in the principal amount of $150.0 million that we completed on July 31, 2007.
     Revolving Credit Facility
     The Revolving Credit Agreement allows us to borrow, repay and reborrow amounts available under the revolving credit facility. The amount of the borrowing base is based primarily upon the estimated value of our oil and natural gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of our loans exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the outstanding principal of our revolving credit facility in an amount equal to the excess. Except for the principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable.
     Loans made to us under this revolving credit facility bear interest at the bank’s base rate or the “LIBOR” rate, at our election. Generally, the bank’s base rate is equal to its “prime rate” announced from time to time.
     The LIBOR rate is generally equal to the sum of (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered in one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.00% to 2.50%, depending upon the outstanding principal amount of our loan. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.25%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.00%.
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 5.00%. At March 31, 2008, our weighted average base rate and LIBOR rate, plus the applicable margin, was 6.41% on $82.0 million, the outstanding principal amount of our revolving loan on that same date.
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

(25)

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
     As of March 31, 2008 we were in compliance with all of the covenants in our Revolving Credit Agreement.
     Senior Notes
     On July 31, 2007, we completed a private offering of unsecured senior notes, or the “senior notes”, in the principal amount of $150.0 million. The senior notes mature on August 1, 2014 and bear interest at 10.25% which is payable semi-annually beginning on February 1, 2008. Prior to August 1, 2010, we may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 we may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. Generally, the “make-whole” premium is an amount equal to the greater of (a) 1% of the principal amount of the senior notes being redeemed and (b) the excess of the present value of the redemption price of such notes as of August 1, 2011 plus all required interest payments due through August 1, 2011 (computed at a discount rate equal to a specified U.S. “Treasury Rate” plus 50 basis points), over the principal amount of the senior notes being redeemed.
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
     Interest Accrued
     For the three months ended March 31, 2008, the aggregate interest accrued under our Revolving Credit Agreement and our senior notes was approximately $5.2 million. Of this amount, approximately $25,000 was capitalized.
Commodity Price Risk Management Transactions and Effects of Derivative Instruments
     The purpose of our derivative transactions is to provide a measure of stability in our cash flows. The derivative trade arrangements we have employed include collars, costless collars, floors or purchased puts, and oil, natural gas and interest rate swaps.

(26)

     At March 31, 2008, we had no derivatives in place that were designated as cash flow hedges. All commodity derivative contracts at March 31, 2008 were accounted for by “mark-to-market” accounting whereby changes in fair value were charged to earnings. Changes in the fair values of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in “Other income (expense), net”. To the extent these trades relate to production in 2008 and beyond, and oil prices increase, we will report a loss currently, but if there are no further changes in prices, our revenue will be correspondingly higher (than if there had been no price increase) when the production is sold.
     All interest rate swaps that we have entered into for 2008 and beyond are accounted for by “mark-to-market” accounting as prescribed in SFAS 133.
     We are exposed to credit risk in the event of nonperformance by the counterparties to our derivative trade instruments. However, we periodically assess the creditworthiness of the counterparties to mitigate this credit risk.
     We adopted SFAS No. 157 “Fair Value Measurement” effective January 1, 2008 to measure fair value of our derivatives which had no significant effect on our financial position or operating results.
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
     The following table is a summary of significant contractual obligations as of March 31, 2008:

	Obligation Due in Period
	Nine Months
	ending
	December 31,	Years ended December 31,				After
Contractual Cash Obligations	2008	2009	2010	2011	2012	5 years	Total
	($ in thousands)
Revolving Credit Facility (secured)(1)	$3,951	$5,258	$86,379	$—	$—	$—	$95,588
Senior Notes (unsecured)(2)	7,688	15,375	15,375	15,375	15,375	180,750	249,938
Office Lease (Dinero Plaza)	150	200	33	—	—	—	383
Snyder Field Office(3)	11	14	14	14	14	521	588
Asset retirement obligations(4)	58	683	130	138	4,793	—	5,802
Derivative Obligations	31,163	15,940	9,968	—	—	—	57,071

Total	$43,021	$37,470	$111,899	$15,527	$20,182	$181,271	$409,370

(1)	Outstanding principal of $82.0 million due October 31, 2010 and estimated interest obligation calculated using a weighted average interest rate at March 31, 2008 of 6.41%

(2)	Outstanding principal of $150.0 million due August 1, 2013 and the interest obligation calculated at an interest rate of 10.25%

(27)

(3)	The Snyder office lease expires upon the cessation of production from the Diamond “M” area wells. The lease cost for this office facility is billed to nonaffiliated third party working interest owners under our joint operating agreements with these third parties.

(4)	Asset retirement obligations of oil and natural gas assets, excluding salvage value and accretion.
Outlook
     The oil and natural gas industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of oil and natural gas reserves. Historically, our capital expenditures have been financed primarily with:
•	internally generated cash from operations;

•	proceeds from bank borrowings; and

•	proceeds from sales of equity and debt securities.
     The continued availability of these capital sources depends upon a number of variables, including:
•	our proved reserves;

•	the volumes of oil and natural gas we produce from existing wells;

•	the prices at which we sell oil and natural gas; and

•	our ability to acquire, locate and produce new reserves.
     Each of these variables materially affects our borrowing capacity. We may from time to time seek additional financing in the form of:
•	increased bank borrowings;

•	additional sales of our debt or equity securities;

•	sales of non-core properties;

•	other forms of financing; or

•	a combination of the above.
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

(28)

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
     During the three months ended March 31, 2007, the average realized sales price for our oil and natural gas was $43.85 per BOE. For the three months ended March 31, 2008, our average realized price was $63.60 per BOE.
     Production Trends
     Like all other oil and gas exploration and production companies, we experience natural production declines. We recognize that oil and gas production from a given well naturally decreases over time and that a downward trend in our overall production could occur unless these natural declines are offset by additional production from drilling, workover or recompletion activity, or acquisitions of producing properties. If any production declines we experience are other than a temporary trend, and if we cannot economically replace our reserves, our results of operations may be materially adversely affected and our stock price may decline. Our future growth will depend upon our ability to continue to add oil and natural gas reserves in excess of production at a reasonable cost.
     While we have achieved increased production and revenue in our New Mexico Wolfcamp and Barnett Shale projects as a result of our significant investments in these areas, production growth in our Barnett Shale investments has been restricted due to limited pipeline capacity. However, we expect the completion of additional pipeline capacity to significantly ease these pipeline capacity restraints beginning in the first half of 2008.
     In recent periods, we have concentrated our drilling and development efforts on our resource natural gas projects in our Barnett Shale and New Mexico Wolfcamp projects. Due to limited development, our production has decreased in accordance with normal decline curves for our principal Permian Basin oil properties and south Texas gas properties. We expect our 2008 capital budget for our Permian Basin oil properties to increase.
     Lease Operating Expense Trends
     The level of drilling, workover and maintenance activity in the primary areas in which we operate and produce continues at a historically high level. Service rates charged by oil field service companies have increased significantly during recent periods. These increased cost levels have affected our per BOE lease operating expense. While we do not expect the rate of increase of service costs to continue at the same pace as in recent periods, further increases are possible and could significantly impact our lease operating expense. However, as we continue to increase our production we also expect to see a leveling off of our per BOE lease operating expenses.
     Interest Expense Trends
     On July 31, 2007 we completed a private offering of $150.0 million of senior notes that bear interest at 10.25%. As a result of the issuance of the notes and the increase in our current borrowings, we

(29)

expect a corresponding increase in our annual interest expense. An increase in interest rates will also negatively impact our interest expense.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but may require some entities to change their measurement practices. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our financial position or operating results.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (“FAS 159”) which became effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We adopted this statement during the first quarter of 2008 and it did not have any effect on our financial position or operating results.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations that we consummate after the effective date.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative

(30)

disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.
Critical Accounting Policies
     Our critical accounting policies are included and discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 20, 2008. These critical accounting policies should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

(31)

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
     Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks under “Risks Related to Our Business” beginning on page 13 of our Form 10-K for the year ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following quantitative and qualitative information is provided about market risks and derivative instruments to which we were a party at March 31, 2008, and from which we may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.
Interest Rate Sensitivity as of March 31, 2008
     Although we are currently protected from interest rate volatility through our senior notes and our interest rate swaps, we do believe that in the future we will be exposed to interest rate volatility as our borrowing increases and as our interest rate swaps are settled. Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and

(32)

reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates were determined using weighted average interest paid and accrued in March, 2008. You should read Note 3 to the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

					2012 and
	2008	2009	2010	2011	after	Total
	($ in thousands, except interest rates)
Revolving Credit Facility (secured)	$—	$—	$82,000	$—	$—	$82,000
Weighted average interest rate	6.41%	6.41%	6.41%	—	—

Senior notes	$—	$—	$—	$—	$150,000	$150,000
Average interest rate	10.25%	10.25%	10.25%	10.25%	10.25%
     At March 31, 2008, we had outstanding bank loans in the aggregate principal amount of $82.0 million at a weighted average interest rate of 6.41%. Under our revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.0% to 2.5% per annum, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 5.00%.
     At March 31, 2008, we had outstanding senior notes in the aggregate principal amount of $150.0 million bearing interest at a rate of 10.25% per annum. The carrying value of our 10.25% senior notes at March 31, 2008 is approximately $145.5 million. Interest on our senior notes and their carrying value are not affected by changes in interest rates.
     We have employed fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. These contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. We view these contracts as additional protection against future interest rate volatility. As of March 31, 2008, the fair market value of these interest rate swaps was a liability of approximately $4.1 million.
     A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at March 31, 2008 follows:

	Notional	Weighted Average	Estimated
Period of Time	Amounts	Fixed Interest Rates	Fair Market Value
	($ in millions)		($ in thousands)
April 1, 2008 thru December 31, 2008	$100	4.86%	$(1,932)
January 1, 2009 thru December 31, 2009	$50	5.06%	(1,331)
January 1, 2010 thru October 31, 2010	$50	5.15%	(813)

Total Fair Market Value			$(4,076)

Commodity Price Sensitivity as of March 31, 2008
     Our major market risk exposure is the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices for oil and natural gas production have been volatile

(33)

and unpredictable. We expect pricing volatility to continue. NYMEX oil prices ranged from a low of $50.48 per barrel to a high of $98.18 per barrel during 2007. NYMEX natural gas prices during 2007 ranged from a low of $5.38 per Mcf to a high of $8.637 per Mcf. During the first quarter ended March 31, 2008 NYMEX oil prices ranged from a low of $86.99 to a high of $110.33. NYMEX natural gas prices during the first quarter ended March 31, 2008 ranged from a low of $7.621 per Mcf to a high of $10.23 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of March 31, 2008, we had employed commodity collars and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
     At March 31, 2008 we had oil collars and swaps in place covering future oil production of approximately 1.7 million barrels. Subsequent to March 31, 2008, oil futures prices have increased significantly and have risen to a level that continues to exceed a substantial portion of the “capped” price for each of our oil collars. If futures prices remain at this level, we will be required to remit the excess of the NYMEX price for each settlement period over the “cap” price contained in the respective collar contract as detailed in the table below. These increases in oil price will also require us to make larger net settlement payments under commodity swap contracts. While these payments should not significantly affect our cash flow since payments made to counterparties to these contracts should be substantially offset by increased commodity prices received on the sale of our production, the increase in oil prices, should they continue, will negatively affect the fair value of our commodities contracts as recorded in our balance sheet during future periods and, consequently, our reported net earnings. Changes in the recorded fair value of commodity derivatives are marked to market through earnings and are likely to result in substantial charges to earnings for the decrease in the fair value of these contracts during future periods. If oil prices continue to increase, this negative effect on earnings will become more significant. We are currently unable to estimate the effects on earnings in future periods, but the effects may be substantial.
     A description of our active commodity derivative contracts as of March 31, 2008 follows:
     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending upon “ceiling” and “floor” strike prices.
     A summary of our collar positions at March 31, 2008 is as follows:

				Estimated
	Barrles of	NYMEX Oil Prices		Fair Market
Period of Time	Oil	Floor	Cap	Value
				($ in thousands)
April 1, 2008 thru December 31, 2008	261,250	$63.42	$83.86	$(5,003)
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	(12,808)
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	(9,155)

	MMBtu of	WAHA Gas Prices
	Natural Gas	Floor	Cap
April 1, 2008 thru December 31, 2008	2,750,000	$7.38	$9.28	(2,622)
January 1, 2009 thru December 31, 2009	3,285,000	$7.06	$9.93	(1,801)

Total Fair Market Value				$(31,389)

(34)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels, weighted average swap prices and fair value of the contracts as of March 31, 2008 are as follows:

			Estimated
		NYMEX Oil	Fair Market
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
April 1, 2008 thru December 31, 2008	330,000	$33.37	$(21,606)

Total fair market value			$(21,606)

ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by our management, with the participation of our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer), in accordance with rules under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to ordinary routine litigation incidental to our business.
     On April 14, 2008, we were added as a defendant to a lawsuit filed in 2007, styled Brady Briscoe vs. Capstar Drilling, L.P. (“Capstar”), (Cause No. 21,287), in the 259th District Court of Jones County, Texas. The plaintiff alleges that as a result of Capstar’s negligence (and now ours) he was injured while working on a drilling rig operated by Capstar on an oil well location leased by us. AIG was the worker’s compensation insurance carrier of the plaintiff’s employer. The plaintiff sued for an amount of actual damages of up to $15.0 million together with pre-judgment and post-judgment interest. Capstar recently settled with the plaintiff and has (or is soon to be) dismissed from the lawsuit. Should judgment

(35)

be entered against us, we would be entitled to a credit for the amount that the plaintiff has already received from Capstar.
     Even though we cannot predict the ultimate outcome of this matter, we believe we have meritorious defenses and intend to vigorously contest this lawsuit. We have not established a reserve with respect to the plaintiff’s claims.
     On March 24, 2008, a lawsuit was filed in the 24th District Court of Jackson County, Texas, against us and twenty-two other defendants in Cause No. 07-6-13069, styled “Tony Kubenka, Carolyn Kubenka, Dennis J. Kallus, David J. Kallus, Mary L. Kallus, Patricia Kallus, Nova Deleon, Janie Figuerova, and Larkin Thedford, Plaintiffs v. Tri-C Resources, Inc., Marie S. Adian, Laura E. Adian, Glenn A. Fiew, Lynn Kramer, Debra Boysen, Carol J. Gleason, Alana Sue Curlee, Connie W. Marthiljohni, Claire E. Adian, Zachary D. Adian, Donald R. Starkweather, Inc., D.A. Webernick, Danette Bundick, Johnny A. Webernick, Donna Gail Glover, Sherry Shulze, William H. Webernick, Jr., TAC Resources, Inc., New Century Exploration, Inc., Allegro Investments, Inc. and Welper Interests, LP”.
     The nine plaintiffs in this lawsuit have named us and the other working interest owners, including Tri-C Resources, Inc., the operator, as defendants. The plaintiffs in this lawsuit allege that they are royalty owners under oil and gas leases which are part of a pooled gas unit (the “unit”) located in Jackson County, Texas, and that the defendants, including us, are owners of the leasehold estate under the plaintiffs’ leases and others forming the unit. Plaintiffs also assert that one of the leases (other than plaintiffs’ leases) forming part of the unit has terminated and, as a result, the defendants have not properly computed the royalties due to plaintiffs from unit production and have failed to properly pay royalties due to them. Plaintiffs have sued for an unspecified amount of damages, including exemplary damages, under theories of breach of contract (including breach of express and implied covenants of their leases) and conversion, and seek an accounting, a declaratory judgment to declare the rights of the parties under the leases, and attorneys’ fees, interest and court costs.
     As a working interest owner in the leases comprising the unit, we believe our potential liability, if any, would be proportionate to the ownership of the other working interest owners in the leases. We intend to file an answer denying any liability on or before May 19, 2008. As of May 5, 2008, no discovery has been conducted. Even though we cannot predict the ultimate outcome of this matter, we believe we have meritorious defenses and intend to vigorously contest this lawsuit. We have not established a reserve with respect to plaintiffs’ claims.
     We received a Notice of Proposed Adjustment from the Internal Revenue Service, or the “Service” in May 2007 advising us of proposed adjustments to federal income tax of approximately $2.0 million for the years 2004 and 2005. Subsequent discussions with the Service placed the issues contested in a development status. In November 2007, the Service issued a letter on the matter giving the company 30 days to agree or disagree with a final examination report. The final examination report reflected revisions of the previous proposed adjustments resulting in a reduced $1.1 million of additional income tax and interest charges. The decrease in proposed tax was the result of information supplied by Parallel to the examiner as well as discussions of the applicable tax statutes and regulations. In December 2007, we filed a protest documenting our complete disagreement with the adjustments proposed on the final examination report and requested a conference with the appeals office of the Service. The examination office of the Service filed a response to our protest in February 2008 with the appeals office. An appeals conference is scheduled for June 2008. We intend to vigorously contest the adjustment proposed by the Service and believe that we will ultimately prevail in our position. We have not recorded a liability for tax, interest, or penalties related to this matter based on our analysis. If a liability for additional income tax should later be determined to be more likely than not, we anticipate the adjustment to increase the federal income tax liability would be offset by an increase to a deferred tax asset and would not result in

(36)

a charge to earnings. Any interest or penalties resulting from a subsequent determination of increased tax liability would require a charge to earnings. We believe that the effects of this matter would not have a material effect on our results of operations for the fiscal quarter in which we actually incur or establish a reserve account for interest or penalties.
ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors previously disclosed in our Form 10-K Report for the fiscal year ended December 31, 2007.
ITEM 6. EXHIBITS

(a)	Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)
3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

(37)

No.	Description of Exhibit

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.7):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

(38)

No.	Description of Exhibit

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.8	2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated March 27, 2008)

10.9	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.10	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.11	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.12	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.13	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.14	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

(39)

No.	Description of Exhibit

10.15	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.16	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.17	Purchase and Sale Agreement, dated as of October 14, 2005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.18	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.19	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.21	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.22	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.23	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

(40)

No.	Description of Exhibit

10.24	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.25	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.26	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.27	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.28	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

10.29	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P. (Incorporated by reference to Exhibit 10.28 of Form 10-K of the Registrant for the fiscal year ended December 31, 2007)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

(41)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION
BY: /s/ Larry C. Oldham
Date: May 5, 2008	Larry C. Oldham
President and Chief Executive Officer

Date: May 5, 2008	BY: /s/ Steven D. Foster
Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock – 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

No.	Description of Exhibit

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.7):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

No.	Description of Exhibit

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.8	2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated March 27, 2008)

10.9	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.10	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.11	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.12	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.13	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.14	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.15	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.16	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.17	Purchase and Sale Agreement, dated as of October 14, 2005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

No.	Description of Exhibit

10.18	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.19	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.21	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.22	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.23	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.24	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.25	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.26	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.27	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.28	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

No.	Description of Exhibit

10.29	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P. (Incorporated by reference to Exhibit 10.28 of Form 10-K of the Registrant for the fiscal year ended December 31, 2007)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.