Form 10-Q
period 2008-06-30
PARALLEL PETROLEUM CORP
filed 2008-08-04
CIK 750561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

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
Yes ☑          No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     At July 28, 2008, 41,549,746 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

PART 1— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
($ in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,910	$7,816

Accounts receivable:
Oil and natural gas sales	33,334	20,499
Joint interest owners and other, net of allowance for doubtful account of $50	1,905	2,460
Affiliates and joint ventures	6	3,970

	35,245	26,929
Other current assets	548	600
Deferred tax asset	21,461	10,293

Total current assets	66,164	45,638

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $109,761 and $86,402 not subject to depletion)	782,492	648,576
Other	3,033	2,877

	785,525	651,453
Less accumulated depreciation, depletion and amortization	(165,196)	(145,482)

Net property and equipment	620,329	505,971

Restricted cash	80	78
Investment in pipelines and gathering system ventures	328	8,638
Other assets, net of accumulated amortization of $1,711 and $1,425	3,886	2,768

	$690,787	$563,093

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$62,917	$47,848
Asset retirement obligations	877	598
Derivative obligations	62,962	30,424
Put obligations	302	—

Total current liabilities	127,058	78,870

Revolving credit facility	137,000	60,000
Senior notes (principal amount $150,000)	145,630	145,383
Asset retirement obligations	4,729	4,339
Derivative obligations	47,836	13,194
Put obligations	3,029	—
Deferred tax liability	19,916	26,045

Total long-term liabilities	358,140	248,961

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 41,545,114 and 41,252,644	415	412
Additional paid-in capital	198,726	196,457
Retained earnings	6,448	38,393

Total stockholders’ equity	205,589	235,262

	$690,787	$563,093

The accompanying notes are an integral part of these Consolidated Financial Statements

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Oil and natural gas revenues:
Oil and natural gas sales	$56,075	$27,354	$100,016	$50,470

Cost and expenses:
Lease operating expense	7,254	5,576	14,233	9,975
Production taxes	2,996	1,194	5,285	2,248
Production tax refund	—	(1,209)	—	(1,209)
General and administrative	3,265	2,580	5,833	5,245
Depreciation, depletion and amortization	10,483	7,150	19,835	13,859

Total costs and expenses	23,998	15,291	45,186	30,118

Operating income	32,077	12,063	54,830	20,352

Other income (expense), net:
Loss on derivatives not classified as hedges	(71,609)	(2,170)	(93,495)	(6,605)
Interest and other income	32	56	65	108
Interest expense	(5,368)	(4,312)	(10,886)	(8,020)
Other expense	(1)	21	(1)	(15)
Equity in gain (loss) of pipelines and gathering system ventures	165	(289)	382	(594)

Total other income (expense), net	(76,781)	(6,694)	(103,935)	(15,126)

Income (loss) before income taxes	(44,704)	5,369	(49,105)	5,226
Income tax benefit (expense), deferred	15,499	(1,905)	17,160	(1,858)

Net income (loss)	$(29,205)	$3,464	$(31,945)	$3,368

Net income (loss) per common share:
Basic	$(0.70)	$0.09	$(0.77)	$0.09

Diluted	$(0.70)	$0.09	$(0.77)	$0.09

Weighted average common shares outstanding:
Basic	41,446	37,786	41,359	37,667

Diluted	41,446	38,769	41,359	38,763

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(unaudited)
($ in thousands)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(31,945)	$3,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	19,835	13,859
Gain on sale of automobiles	(4)	—
Accretion of asset retirement obligation	187	164
Accretion of senior notes discount	247	—
Deferred income tax (benefit) expense	(17,160)	1,858
Loss on derivatives not classified as hedges	93,495	6,605
Accretion of interest on put obligations	6	—
Common stock issued to directors	217	—
Stock option expense	227	59
Equity in (gain) loss of pipelines and gathering system ventures	(382)	594
Bad debt expense	—	(30)

Changes in assets and liabilities:
Other assets, net	(480)	(88)
Restricted cash	(2)	273
Accounts receivable	(8,316)	5,889
Other current assets	(99)	293
Accounts payable and accrued liabilities	15,069	1,831

Net cash provided by operating activities	70,895	34,675

Cash flows from investing activities:
Additions to oil and natural gas properties	(124,727)	(73,553)
Proceeds from disposition of oil and natural gas properties	—	1,764
Additions to other property and equipment	(273)	(214)
Settlements on derivative instruments	(22,839)	(5,862)
Net investment in pipelines and gathering system ventures	(15)	(2,848)

Net cash used in investing activities	(147,854)	(80,713)

Cash flows from financing activities:
Borrowings from bank line of credit	77,000	46,000
Payments on bank line of credit	—	(1,500)
Deferred financing cost	(270)	(175)
Proceeds from exercise of stock options and warrants	1,323	1,318

Net cash provided by financing activities	78,053	45,643

Net increase (decrease) in cash and cash equivalents	1,094	(395)

Cash and cash equivalents at beginning of period	7,816	5,910

Cash and cash equivalents at end of period	$8,910	$5,515

Non-cash financing and investing activities:
Deferred purchase of derivative puts	$3,325	$—
Oil and natural gas properties asset retirement obligations	$482	$(385)
Property transfer:
Transfer to oil and natural gas properties	$8,707	$—
Transfer from equity investment	$(8,707)	$—
Non-cash exchange of oil and natural gas properties:
Properties received in exchange	$—	$6,463
Properties delivered in exchange	$—	$(5,495)
Other transactions:
Interest paid	$9,901	$8,474
The accompany notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Stockholders’ Equity
Year-Ended December 31, 2007 and Year-to-Date June 30, 2008
(unaudited)
(in thousands)

	Common stock		Additional		Total
	Number of		paid-in	Retained	stockholders’
	shares	Amount	capital	earnings	equity
Balance
December 31, 2007	41,253	$412	$196,457	$38,393	$235,262
Common stock issued to directors	18	—	217	—	217
Warrants exercised	149	1	891	—	892
Fees associated with warrant exercise	—	—	(74)	—	(74)
Options exercised	125	2	503	—	505
Stock offering costs	—	—	368	—	368
Stock option expense	—	—	227	—	227
Tax benefit of stock option exercise in excess of compensation	—	—	137	—	137
Net loss	—	—	—	(31,945)	(31,945)

Balance
June 30, 2008	41,545	$415	$198,726	$6,448	$205,589

The accompany notes are an integral part of these Consolidated Financial Statements.

(4)

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
     Parallel was incorporated in Texas on November 26, 1979, and reincorporated in the State of Delaware on December 18, 1984.
     Parallel Petroleum Corporation, or “Parallel”, is engaged in the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploring for new oil and natural gas reserves. The majority of our producing properties are in the:
•	Permian Basin of west Texas and New Mexico; and

•	Fort Worth Basin of north Texas.
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
     Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. The financial statements included in this report should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Options
     For the six months ended June 30, 2008 and 2007, Parallel recognized compensation expense of approximately $227,000 and $59,000, respectively, with a tax benefit of approximately $77,000 and $20,000, respectively, associated with our stock option grants. During the second quarter of 2007, we revised our estimate of expected forfeitures of stock options granted to directors due to the resignation of a director and the subsequent forfeiture of 40,000 stock options held by him. As a result, we revised our estimate of the grant date fair value of shares expected to ultimately vest under our stock option plan by approximately $283,000. As a consequence, general and administrative expenses during the three months ended June 30, 2007 were reduced by approximately $154,000 which includes a cumulative adjustment for amounts previously expensed and associated with options estimated to be forfeited or surrendered.

(5)

     The following table presents future stock-based compensation expense for our outstanding stock options which we expect to recognize during the indicated vesting periods:

($ in thousands)
Third quarter 2008	$559
Fourth quarter 2008	535
2009	1,534
2010	789
2011 and 2012	480

Total	$3,897

     At June 30, 2008, options to purchase 310,045 shares of common stock were outstanding and vested. At that same date, options to purchase 476,250 shares were outstanding and unvested. During the six months ended June 30, 2008, options to purchase 355,000 shares were granted to the officers and employees, options to purchase 126,205 shares of common stock were exercised and no options expired or were forfeited.
     The fair value of each option award is estimated on the date of grant. The fair values of stock options granted prior to and remaining outstanding at June 30, 2008 and that covered shares subject to future vesting at that date were determined using the Black-Scholes option valuation method and the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected term of the options granted used in the Black-Scholes model represent the period of time that options granted are expected to be outstanding. Risk free rates are based on the U.S. Treasury, Daily Treasury Yield Curve Rate.

	2008	2007	2005	2001

Expected volatility	46.50%	52.52%	54.20%	57.95%
Weighted-average volatility	46.50%	52.52%	54.20%	57.95%
Expected dividends	0.00	0.00	0.00	0.00
Expected term (in years)	6.25	5.75	6.50	7.50
Risk-free rate	3.81%-3.86%	4.89%	4.20%	5.05%
     A summary of the stock option activity as of June 30, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)
Outstanding December 31, 2007	558	$7.03
Granted	355	$21.02
Exercised	(126)	$3.99
Surrendered	—	$—

Outstanding June 30, 2008	787	$13.84	9.1	$4,949

Exercisable at June 30, 2008	310	$6.45	4.4	$4,242

($ in thousands)
Average weighted grant date fair value of options issued and unvested, June 30, 2008	$4,596
Average weighted grant date fair value of options issued and outstanding, June 30, 2008	$5,750

(6)

     We have outstanding stock options granted under six separate plans. Options expire 10 years from the date of grant and become exercisable at rates ranging from 10% each year up to 50% each year. The exercise price cannot be less than the fair market value per share of common stock on the date of grant.
     For the six months ended June 30, 2008 cash received from the exercise of stock options was approximately $505,000 with an associated $137,000 tax benefit.
     Restricted Stock
     On June 12, 2008, 10,000 shares of restricted stock were awarded to a non-employee director under our 2008 Long-Term Incentive Plan. The fair value of the restricted stock awarded was based on the last sales price of our common stock on the Nasdaq Global Market on the date of grant. For the six months ended June 30, 2008, compensation expense of approximately $57,000 was recognized with the restricted stock. These shares vest in four equal increments on June 12th of each year, commencing on June 12, 2008
     The following table presents future stock-based compensation expense for the restricted stock award, which we expect to recognize during the indicated vesting periods:

($ in thousands)
Third quarter 2008	$24
Fourth quarter 2008	24
2009	67
2010	29
2011	7

Total	$151

     A summary of restricted stock activity as of June 30, 2008 is presented below:

			Weighted
			Average
			Remaining
		Award Date	Contractual
	Restricted Stock	Fair Value	Term
			(years)
Outstanding December 31, 2007	—	$—
Granted	10,000	$20.91
Vested	(2,500)	$20.91
Surrendered	—	$—

Non-vested shares at June 30, 2008	7,500	$20.91	2.9

     Stock Awards
     On June 12, 2008, each of our four non-employee Directors was awarded 1,912 shares of common stock under our 2008 Long-Term Incentive Plan, representing compensation expense in the amount of $160,000 for the six months ended June 30, 2008. The fair value of the common stock awarded was based on the last sales price of our common stock on the Nasdaq Global Market on the date of grant. The shares vested 100% on the date of the grant.
     Warrants
     On April 15, 2008, our registration statement relating to 300,030 shares of common stock issuable upon the exercise of outstanding warrants was declared effective by the Securities and Exchange Commission. The warrants were issued in our initial public offering in 1980, as a component

(7)

of the units sold by us. Pursuant to the terms of the warrants, holders of the warrants were entitled to purchase one share of common stock for each warrant exercised. The warrants were exercisable at $6.00 per share at any time on or before 5:00 p.m., Mountain Time, on May 15, 2008, at which time the warrants expired. Between April 15, 2008 and May 15, 2008 a total of 148,637 warrants were exercised for net proceeds of approximately $818,000.
NOTE 3. CREDIT FACILITIES
     In the past, we have maintained two separate credit facilities. One of these credit facilities is our Fourth Amended and Restated Credit Agreement, dated May 16, 2008, or “Revolving Credit Agreement”, with a group of bank lenders that provide us with a revolving line of credit having a “borrowing base” limitation of $230.0 million at June 30, 2008. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $600.0 million or the borrowing base established by the lenders. At June 30, 2008, the principal amount outstanding under our revolving credit facility was $137.0 million, excluding $445,000 reserved for our letters of credit. Unamortized fees in the amount of $875,000 related to the prior Revolving Credit Agreement have been rolled into the current Revolving Credit Agreement, as amended, and will be amortized over the remaining term of five years.
     Our second credit facility was a five year term loan facility provided to us under a Second Lien Term Loan Agreement, or the “Second Lien Agreement”, with a group of banks and other lenders. The Second Lien Agreement was paid off and terminated on July 31, 2007 with our payment to the lenders of $50.2 million, including interest.
     Revolving Credit Facility
     Our Revolving Credit Agreement allows us to borrow, repay and reborrow amounts available under the revolving credit facility. The amount of the borrowing base is based primarily upon the estimated value of our oil and natural gas reserves. The borrowing base is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of our loans exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the outstanding principal of our revolving credit facility in an amount equal to the excess. Except for principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.
     Loans made to us under this revolving credit facility bear interest at the bank’s base rate or the “LIBOR” rate, at our election. Generally, the bank’s base rate is equal to its “prime rate” as announced by it from time to time.
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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.75%. At June 30, 2008, our base rate, plus the applicable margin, was 5.0% on $137.0 million, the outstanding principal amount of our revolving loan on that same date.
     In the case of base rate loans, interest is payable on the last day of each month. In the case of LIBOR loans, interest is payable on the last day of each applicable interest period; provided that if the applicable interest period is longer than three months, interest is payable at three-month intervals following the first day of such interest period.

(8)

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
     All outstanding principal and accrued and unpaid interest under the revolving credit facility is due and payable on December 31, 2013. The maturity date of our outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Revolving Credit Agreement.
     As of June 30, 2008 we were in compliance with all of the covenants in our Revolving Credit Agreement.
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
      Interest Accrued
     For the six months ended June 30, 2008, the aggregate interest accrued under our revolving credit facility and our senior notes was approximately $10.3 million. Bank fees and note discount amortization was approximately $621,000 and interest capitalized was approximately $44,000.
NOTE 4. PROPERTY EXCHANGE AND ACQUISITIONS
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

(9)

Mexico Wolfcamp project area, along with cash of approximately $969,000. In accordance with the full cost method of accounting, no gain or loss was recorded on the transaction.
     On June 26, 2008 we exercised a preferential right and purchased the interests owned by an unrelated third party, in our operated Diamond M properties in Scurry County, Texas, effective May 1, 2008. The purchase price, approximately $35.5 million, was financed with borrowings under our revolving credit facility.
     The acquired interest consisted of two components, including an 89% working interest in the Base production and reserves and a 22.3% working interest in the production and reserves above the Base. As used in our original trade agreement with the unrelated third party, the Base production and reserves generally referred to and meant future production and reserves defined by an established base production decline curve as of December 19, 2001. Prior to this acquisition, we did not own an interest in the Base production and reserves but owned a 65.7% working interest in the production and reserves above the Base. This acquisition resulted in an increase in our current ownership in the Base production and reserves from zero to an approximate 89% working interest (77% net revenue interest), and an increase in the production and reserves above the Base from a 65.7% working interest to an 88% working interest (76% net revenue interest).
     As described in Note 10 below, in June 2008 we acquired all of the assets of the Hagerman Gas Gathering System Joint Venture.
NOTE 5. FULL COST CEILING TEST
     We use the full cost method to account for our oil and natural gas producing activities. Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. The net book value of oil and natural gas properties, less related deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the Securities and Exchange Commission, the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that such excess above the ceiling would not have existed if the increased prices were used in the calculations.
     At June 30, 2008, the net book value of our oil and gas properties, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting.
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the six month periods ended June 30, 2008 and 2007, overhead costs capitalized were approximately $842,000 and $725,000, respectively.
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

(10)

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
Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and interest rate swaps.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as commodity price collars and puts. Although we review our counterparty’s valuation and assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these price collars and put assets and liabilities as Level 2.

(11)

     As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our derivative financial instruments by SFAS No. 157 pricing levels as of June 30, 2008 (in thousands):

	Quoted Prices in
	Active Markets
	for Identical	Other Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	June 30, 2008
Interest Swaps	$—	$(2,123)	$—	$(2,123)
Oil Swaps	$—	$(23,557)	$—	$(23,557)
Oil & Gas Collars	$—	$—	$(88,018)	$(88,018)
Oil Puts	$—	$—	$2,900	$2,900

	$—	$(25,680)	$(85,118)	$(110,798)

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
     The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Derivative	Derivative	Derivative	Derivative
	Collars	Puts	Collars	Puts
Beginning balance	$(31,389)	$—	$(15,852)	$—
Total losses	(60,743)	(425)	(77,489)	(425)
Settlements	4,114	—	5,323	—
Purchases	—	3,325	—	3,325
Transfers in and/or out of level 3	—	—	—	—

Ending balance	$(88,018)	$2,900	$(88,018)	$2,900

Change in unrealized losses included in earnings relating to derivatives still held as of June 30, 2008(1)	$(56,629)	$(425)	$(72,166)	$(425)

(1)	Gains and losses (realized and unrealized) included in earnings for the three months and six months ended June 30, 2008 are reported in Other Income on the Consolidated Statement of Operations.
Interest Rate Sensitivity
     We have employed fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. These contracts are accounted for by “mark to market” accounting as prescribed in SFAS 133. We view these contracts as protection against future interest rate volatility. As of June 30, 2008, the fair market value of these interest rate swaps was a liability of approximately $2.1 million.

(12)

     The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of June 30, 2008.

	Notional	Weighted Average	Estimated
Period of Time	Amounts	Fixed Interest Rates	Fair Market Value
	($ in millions)		($ in thousands)
July 1, 2008 through December 31, 2008	$100	4.86%	$(997)
January 1, 2009 through December 31, 2009	$50	5.06%	(774)
January 1, 2010 through October 31, 2010	$50	5.15%	(352)

Total Fair Market Value			$(2,123)

Commodity Price Sensitivity
     All of our commodity derivatives are accounted for using “mark-to-market” accounting as prescribed in SFAS 133.
     Put Options. Puts are an option to sell an asset. For any put transaction, the counterparty is required to make a payment to the Company if the reference floating price for any settlement period is less than the put or floor price for such contract.
     In June 2008 we entered into multiple put contracts with BNP Paribas. In lieu of making premium payments for the puts at the time of entering into our put contracts, we deferred payment until the settlement dates of the contract. Future payments will be netted against any payments that the counterparty may owe to us based on the floating price. We have accrued a liability as of June 30, 2008 of $3.331 million for the purchase price of the puts, and we will pay a premium for these puts due to the deferral of the payments until the settlement dates. The premiums associated with these puts will be treated as interest expense and will have an effective interest rate between 4.3% and 5.7%.
     A summary of our put positions at June 30, 2008 is as follows:

			Estimated
	Barrels of		Fair Market
Period of Time	Oil	Floor	Value
			($ in thousands)

January 1, 2009 through December 31, 2009	109,500	$100.00	$505
January 1, 2010 through December 31, 2010	134,100	$100.00	1,087
January 1, 2011 through December 31, 2011	146,000	$100.00	1,308

Total Fair Market Value			$2,900

      Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.

(13)

     A summary of our collar positions at June 30, 2008 is as follows:

				Estimated
	Barrels of	NYMEX Oil Prices		Fair Market
Period of Time	Oil	Floor	Cap	Value
				($ in thousands)

July 1, 2008 through December 31, 2008	174,800	$63.42	$83.86	$(9,941)
January 1, 2009 through December 31, 2009	620,500	$63.53	$80.21	(36,970)
January 1, 2010 through October 31, 2010	486,400	$63.44	$78.26	(28,180)

	MMBtu of	WAHA Gas Prices
	Natural Gas	Floor	Cap

July 1, 2008 through December 31, 2008	1,840,000	$7.38	$9.28	(5,455)
January 1, 2009 through December 31, 2009	3,285,000	$7.06	$9.93	(7,472)

Total Fair Market Value				$(88,018)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels and swap prices are as follows:

			Estimated
	Barrels of	NYMEX Oil	Fair Market
Period of Time	Oil	Swap Price	Value
			($ in thousands

July 1, 2008 through December 31, 2008	220,800	$33.37	$(23,557)

NOTE 7. NET INCOME (LOSS) PER COMMON SHARE
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

(14)

     The following table provides the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic EPS Computation:
Numerator-
Net income (loss)	$(29,205)	$3,464	$(31,945)	$3,368

Denominator-
Weighted average common shares outstanding	41,446	37,786	41,359	37,667

Basic EPS:
Net income (loss) per share	$(0.70)	$0.09	$(0.77)	$0.09

Diluted EPS Computation:
Numerator-
Net income (loss)	$(29,205)	$3,464	$(31,945)	$3,368

Denominator -
Weighted average common shares outstanding	41,446	37,786	41,359	37,667
Employee stock options	—	714	—	812
Warrants	—	269	—	284

Weighted average common shares for diluted earnings per share assuming conversion	41,446	38,769	41,359	38,763

Diluted EPS:
Net income (loss) per share	$(0.70)	$0.09	$(0.77)	$0.09

     For the three and six months ended June 30, 2008, the effects of all potentially dilutive securities (including options and warrants) were excluded from the computation of diluted earnings per share because we had a net loss from continuing operations and therefore, the effect would have been antidilutive. Options and warrants to purchase approximately 370,000 and 429,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008, respectively, because their inclusion would have been antidilutive.
NOTE 8. ASSET RETIREMENT OBLIGATIONS
     The following table summarizes our asset retirement obligation transactions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)
Beginning asset retirement obligation	$5,802	$5,034	$4,937	$5,063
Additions related to new properties	554	48	706	66
Revisions in estimated cash flows	(851)	(55)	(209)	(167)
Deletions related to property disposals	(3)	(265)	(15)	(284)
Accretion expense	104	80	187	164

Ending asset retirement obligation	$5,606	$4,842	$5,606	$4,842

(15)

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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (“FAS 159”) which became effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This statement, for us, became effective in the first quarter of 2008 and it did not have any effect on our financial position or operating results as we did not elect to apply the Fair Value Method.
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

(16)

NOTE 10. INVESTMENT IN GAS GATHERING SYSTEMS
     As of June 30, 2008 we had total equity investments of $328,000 in West Fork Pipeline II, L.P. Our current investment percentage in this limited partnership is 23.25848%. For the three months ended June 30, 2008 we recorded a gain of $3,000, compared to a gain of $2,000 for the three month period ended June 30, 2007. For the six months ended June 30, 2008, we recorded a gain of $1,000, compared to a gain of $5,000 for the six month period ended June 30, 2007. West Fork Pipeline II, L.P. is currently acquiring the necessary easements and permits to begin transmission of natural gas.
     In June 2008, we acquired all of the assets of the Hagerman Gas Gathering System Joint Venture in connection with winding up and terminating the Joint Venture. At the time we acquired the assets, we had a net investment of approximately $8.7 million in the Joint Venture. For the three months ended June 30, 2008, we recorded an equity gain of $162,000, compared to a loss of $(291,000) for the three month period ended June 30, 2007. For the six months ended June 30, 2008, we recorded a gain of $381,000, compared to a loss of $(599,000) for the six months ended June 30, 2007. The increase in income from period to period is the result of greater gas volumes flowing through the gathering system in 2008, as compared to 2007.
     The winding up of the Joint Venture commenced on June 19, 2008. At the time of the winding up of the Joint Venture, the investment was transferred into oil and natural gas properties.
NOTE 11. COMMITMENTS AND CONTINGENCIES
     From time to time, we are party to ordinary routine litigation incidental to our business.
     On April 14, 2008, we were added as a defendant to a lawsuit filed in 2007, styled Brady Briscoe vs. Capstar Drilling, L.P. (“Capstar”), Cause No. 21,287, in the 259th District Court of Jones County, Texas. The plaintiff has alleged that he was injured as the result of an accident while he was working, as an employee of an unrelated third party, on a drilling rig operated by Capstar. Capstar was conducting drilling operations for us. The plaintiff has asserted general allegations of negligence as to Capstar and, specifically, a failure to properly equip its drilling rig, further alleging that we were in charge of the drilling rig and the operational details of the plaintiff’s work. The plaintiff has sued for an amount of actual damages of up to $15.0 million, together with pre-judgment interest, post-judgment interest and exemplary damages. Capstar recently settled with the plaintiff and Capstar has been (or is soon to be) dismissed from the lawsuit. If judgment is entered against us, we would be entitled to a credit for the amount that the plaintiff has already received from Capstar.
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

(17)

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
     If a judgment adverse to the defendants was entered, as a working interest owner in the leases comprising the unit, we believe our liability would be proportionate to the ownership of the other working interest owners in the leases. We have filed an answer denying any liability. Although an initial exchange of discovery has occurred, we cannot predict the ultimate outcome of this matter, we believe we have meritorious defenses and intend to vigorously contest this lawsuit. We have not established a reserve with respect to plaintiffs’ claims.
     We received a Notice of Proposed Adjustment from the Internal Revenue Service, or the “Service” in May 2007 advising us of proposed adjustments to federal income tax of approximately $2.0 million for the years 2004 and 2005. Subsequent discussions with the Service placed the issues contested in a development status. In November 2007, the Service issued a letter on the matter giving the company 30 days to agree or disagree with a final examination report. The final examination report reflected revisions of the previous proposed adjustments resulting in a reduced $1.1 million of additional income tax and interest charges. The decrease in proposed tax was the result of information supplied by us to the examiner as well as discussions of the applicable tax statutes and regulations. In December 2007, we filed a protest documenting our complete disagreement with the adjustments proposed on the final examination report and requested a conference with the appeals office of the Service. The examination office of the Service filed a response to our protest in February 2008 with the appeals office. On June 4, 2008, our representatives met with the Service’s Appeals Officer to review specific issues related to our calculation of net income from oil and gas and the associated treatment of certain deductions. During this meeting we were advised that a request to issue an “advisory opinion” had been submitted to the National Office of the Service. Pending issuance of this advisory opinion, we will submit an amendment to our initial protest in further support of our position. We intend to vigorously contest the adjustment proposed by the Service and believe that we will ultimately prevail in our position. We have not recorded a liability for tax, interest, or penalties related to this matter based on our analysis. If a liability for additional income tax should later be determined to be more likely than not, we anticipate the adjustment to increase the federal income tax liability would be offset by an increase to a deferred tax asset and would not result in a charge to earnings. Any interest or penalties resulting from a subsequent determination of increased tax liability would require a charge to earnings. We believe that the effects of this matter would not have a material effect on our results of operations for the fiscal quarter in which we actually incur or establish a reserve account for interest or penalties.
     We are also presently a named defendant in one other lawsuit arising out of our operations in the normal course of business, which we believe is not material.
     We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject, nor have we been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.
     Effective January 1, 2005, we established a 401(k) Plan and Trust for eligible employees. For the three months ended June 30, 2008 and June 30, 2007 we made contributions to the 401(k) Plan and Trust of approximately $77,000 and $67,000, respectively. For the six months ended June 30, 2008 and June 30, 2007, we made contributions to the 401(k) Plan and Trust of approximately $152,000 and $134,000, respectively.

(18)

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
     Use of Horizontal Drilling and Fracture Stimulation Activities in Gas Resource Plays. We believe the use of horizontal drilling and fracture stimulations has enabled us to develop reserves economically, such as our Barnett Shale and Wolfcamp Carbonate gas projects.
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

(19)

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
     For the three months ended June 30, 2008 (the “Current Quarter”), the sale price we received for

(20)

our crude oil production averaged $119.42 per barrel, compared with $59.24 per barrel for the three months ended June 30, 2007 (the “Comparable Quarter”). The average sales price we received for natural gas for the Current Quarter was $9.95 per Mcf, compared with $6.79 per Mcf for the Comparable Quarter. For information regarding prices received, refer to the selected operating data table under “-Results of Operations” on page 22.
     For the six months ended June 30, 2008 (the “Current Period”), the sale price we received for our crude oil production averaged $106.32 per barrel, compared with $55.56 per barrel for the six months ended June 30, 2007 (the “Comparable Period”). The average sales price we received for natural gas for the Current Period was $8.90 per Mcf, compared with $6.34 per Mcf for the Comparable Period. For information regarding prices received, refer to the selected operating data table under “-Results of Operations” on page 22.
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

(21)

     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three and six months ended June 30, 2008 and June 30, 2007.

	Three Months Ended		Six Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
	(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	237	270	484	543
Natural gas (Mcf)	2,790	1,679	5,452	3,200
BOE(1)	702	550	1,393	1,076
BOE per day	7.7	6.0	7.7	5.9

Sales Prices:
Oil (per Bbl)	$119.42	$59.24	$106.32	$55.56
Natural gas (per Mcf)	$9.95	$6.79	$8.90	$6.34
BOE price	$79.86	$49.81	$71.80	$46.89

Operating Revenues
Oil	$28,322	$15,956	$51,491	$30,167
Natural gas	27,753	11,398	48,525	20,303

	$56,075	$27,354	$100,016	$50,470

Operating Expenses:
Lease operating expense	$7,254	$5,576	$14,233	$9,975
Production taxes	2,996	1,194	5,285	2,248
Production tax refund	—	(1,209)	—	(1,209)
General and administrative	3,265	2,580	5,833	5,245
Depreciation, depletion and amortization	10,483	7,150	19,835	13,859

	$23,998	$15,291	$45,186	$30,118

Operating income	$32,077	$12,063	$54,830	$20,352

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.
RESULTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the Current and Comparable Quarters.

	Revenues		Production
	2008	2007	2008	2007
Oil	51%	58%	34%	49%
Natural gas	49%	42%	66%	51%

Total	100%	100%	100%	100%

(22)

     The following table shows our production volumes, product sales prices and operating revenues for the indicated periods.

	Three Months Ended June 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands except per unit data)

Production Volumes
Oil (Bbls)	237	270	(33)	(12)%
Natural gas (Mcf)	2,790	1,679	1,111	66%
BOE	702	550	152	28%
BOE/Day	7.7	6.0	1.7	28%

Sales Price
Oil (per Bbl)	$119.42	$59.24	$60.18	102%
Natural gas (per Mcf)	$9.95	$6.79	$3.16	47%
BOE price	$79.86	$49.81	$30.05	60%

Operating Revenues
Oil	$28,322	$15,956	$12,366	78%
Natural gas	27,753	11,398	16,355	143%

Total	$56,075	$27,354	$28,721	105%

Oil revenues
     Average wellhead realized crude oil prices increased $60.18 per Bbl, or 102%, to $119.42 per Bbl in the Current Quarter, over the Comparable Quarter. This price increase resulted in increased revenues by approximately $14.3 million for the Current Quarter, as compared to the Comparable Quarter. Oil production decreased 12%, which was attributable to natural production declines of approximately 33,000 Bbls. This decrease in production is largely due to natural declines in the Permian Basin area. The decrease in oil production resulted in decreased revenue of approximately $1.9 million for the Current Quarter.
Natural gas revenues
     Average realized wellhead natural gas prices increased $3.16 per Mcf, or 47%, to $9.95 per Mcf in the Current Quarter, over the Comparable Quarter. This price increase accounted for an increase in revenue of approximately $8.8 million. Natural gas production increased 66% in the Current Quarter primarily due to new wells in the New Mexico Wolf Camp and Barnett Shale areas where volumes were up approximately 444,000 Mcf and 743,000 Mcf, respectively, over the Comparable Quarter. The overall increase in natural gas volumes increased revenue approximately $7.6 million for the Current Quarter.
Cost and Expenses

	Three months ended June 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		($ in thousands)

Lease operating expense	$7,254	$5,576	$1,678	30%
Production taxes	2,996	1,194	1,802	151%
Production tax refund	—	(1,209)	1,209	(100)%
General and administrative	3,265	2,580	685	27%
Depreciation, depletion and amortization	10,483	7,150	3,333	47%

Total	$23,998	$15,291	$8,707	57%

(23)

Lease operating expense
     Lease operating expense increased approximately $1.7 million, or 30%, to $7.3 million during the Current Quarter, compared to $5.6 million for the Comparable Quarter. Lifting cost (excluding production taxes) increased to $10.33 per BOE for the Current Quarter, compared to $10.15 per BOE in the Comparable Quarter. The increase was due primarily to higher workover expense from casing repairs and an increase in gathering and treating costs associated with increased production in the New Mexico Wolfcamp area. Ad valorem taxes increased in the Current Quarter by $468,000 over the Comparable Quarter due to an overall increase in our producing property values.
Production taxes
     Production taxes increased $1.8 million for the Current Quarter, as compared to the Comparable Quarter. Production taxes were 5.3% of revenue for the Current Quarter compared to 4.4% of revenue for the Comparable Quarter. The increase is related to higher natural gas production and higher tax rates in the New Mexico area. Production taxes in future periods will be a function of product mix, production volumes, product prices and tax rates.
General and administrative
     General and administrative expenses increased 27%, or $685,000, for the Current Quarter, over the Comparable Quarter. This increase was primarily due to an increase in staffing, salary and stock based compensation. This increase over the Comparable Quarter was partially offset by lower franchise taxes, and fees associated with consulting and related services in the Current Quarter. On a BOE basis, general and administrative costs were $4.65 per BOE in the Current Quarter, as compared to $4.69 per BOE in the Comparable Quarter.
Depreciation, depletion and amortization
     Depreciation depletion and amortization expense increased 47%, or $3.3 million, in the Current Quarter, over the Comparable Quarter. Total depreciation, depletion and amortization per BOE was $14.93 for the Current Quarter and $13.00 for the Comparable Quarter. This increase is attributable to an overall increase in actual and anticipated drilling costs. Increased cost levels affect both the depletable amounts of capitalized costs in 2008 and the depletion attributable to amounts of estimated future development costs on proved undeveloped properties. Our drilling over the past year and our future drilling plans are focused on our natural gas resource projects which have higher associated per BOE drilling and development costs due to the nature of the wellbores. These factors, when combined with the increase in the absolute level of our capital expenditures during this time period, have led to a significant increase in our depletion rate per BOE.
Other income (expense)

	Three months ended June 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		($ in thousands)

Loss on derivatives not classified as hedges	$(71,609)	$(2,170)	$(69,439)	3,200%
Interest and other income	32	56	(24)	(43)%
Interest expense	(5,368)	(4,312)	(1,056)	24%
Other expense	(1)	21	(22)	(105)%
Equity in gain (loss) of pipelines and gathering system ventures	165	(289)	454	157%

Total	$(76,781)	$(6,694)	$(70,087)	1,047%

(24)

Loss on derivatives not classified as hedges
     We recorded a loss of $(71.6) million in the Current Quarter for derivatives not classified as hedges, as compared to a loss of $(2.2) million for the Comparable Quarter. The greatest impact of the change in fair market valuation was within our crude oil contracts due to the significant increase in oil prices through June 30, 2008. We settled in cash a net of $14.6 million in derivative contracts during the Current Quarter. See Note 6 to Consolidated Financial Statements.
Interest expense
     Interest expense increased approximately $1.1 million. The Current Quarter included higher interest expense of approximately $758,000 primarily due to higher average outstanding debt balances over the Comparable Quarter. The Current Quarter had increased bank fees and note discount of approximately $159,000 primarily due to the amortized discount on the Senior Notes. Capitalized interest for the Current Quarter was approximately $(19,000) and $(156,000) for the Comparable Quarter. Our weighted average interest rate decreased to 8.33% for the Current Quarter, from 8.53% for the Comparable Quarter.
Equity in gain (loss) of pipelines and gathering system ventures
     For the Current Quarter, our investment in the Hagerman Gas Gathering System Joint Venture recorded a gain of $162,000, compared to a loss of $(291,000) for the Comparable Quarter. This increase in earnings of $453,000 is the result of increased volumes flowing through the gathering system from period to period.
     In June 2008, we acquired all of the assets of the Hagerman Gas Gathering System. Subsequent to the acquisition, the results of operations of the Hagerman Gas Gathering System will be included in our operating income and not as an equity gain / loss item in our Consolidated Statement of Operations. See Note 10 to Consolidated Financial Statements.
Income taxes
     Income tax benefit was approximately $15.5 million in the Current Quarter, as compared to an expense of approximately $1.9 million in the Comparable Quarter. Income tax expense (benefit) for 2008 will be dependent on our earnings and is expected to be approximately 35% of income (loss) before income taxes.
Basic and diluted net income (loss)
     We had basic and diluted net income (loss) per share of $(.70) and $.09 for Current Quarter and the Comparable Quarter, respectively. Basic weighted average common shares outstanding increased from 37.8 million shares in the Comparable Quarter to 41.4 million shares in the Current Quarter. The increase in common shares was primarily due to our public offering of 3.0 million shares of common stock in December 2007 and the exercise of employee and nonemployee stock options in 2007 and 2008 and the exercise of warrants during 2008.

(25)

RESULTS OF OPERATIONS
For the Six Months Ended June 30, 2008 and 2007:
     Percentages of our revenues and production, by product mix, are shown in the following table for the Current Period and Comparable Period.

	Revenues		Production
	2008	2007	2008	2007

Oil	51%	60%	35%	50%
Natural gas	49%	40%	65%	50%

Total	100%	100%	100%	100%

     The following table shows our production volumes, product sale prices and operating revenues for the following periods.

	Six Months Ended June 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands except per unit data)
Production Volumes
Oil (Bbls)	484	543	(59)	(11)%
Natural gas (Mcf)	5,452	3,200	2,252	70%
BOE	1,393	1,076	317	29%
BOE/Day	7.7	5.9	1.8	31%

Sales Price
Oil (per Bbl)	$106.32	$55.56	$50.76	91%
Natural gas (per Mcf)	$8.90	$6.34	$2.56	40%
BOE price	$71.80	$46.89	$24.91	53%

Operating Revenues
Oil	$51,491	$30,167	21,324	71%
Natural gas	48,525	20,303	28,222	139%

Total	$100,016	$50,470	$49,546	98%

Oil revenues
     Oil revenues increased $21.3 million, or 71%, in the Current Period, over the Comparable Period. Oil production decreased largely due to natural declines in the Permian Basin area. The decrease in oil production decreased revenue approximately $3.3 million for 2008. Wellhead average realized crude oil prices increased $50.76 per Bbl, or 91%, to $106.32 per Bbl for 2008 over the Comparable Period. The increase in oil prices increased revenue approximately $24.6 million for the Current Period.
Natural gas revenues
     Natural gas revenues increased $28.2 million, or 139%, in the Current Period, over the Comparable Period. Natural gas production increased 70%, which was attributable to new wells in our New Mexico and Barnett Shale areas increasing production approximately 2.4 Bcf, partially offset by natural declines in our other producing areas. The increase in natural gas volumes increased revenue approximately $14.3 million in the Current Period. Average realized wellhead natural gas prices increased $2.56 per Mcf or 40% to $8.90 Mcf in the Current Period over the Comparable Period, causing an increase in revenue of $13.9 million in the Current Period.

(26)

Cost and Expenses

	Six months ended June 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	($ in thousands)

Lease operating expense	$14,233	$9,975	$4,258	43%
Production taxes	5,285	2,248	3,037	135%
Production tax refund	—	(1,209)	1,209	(100)%
General and administrative	5,833	5,245	588	11%
Depreciation, depletion and amortization	19,835	13,859	5,976	43%

Total	$45,186	$30,118	$15,068	50%

Lease operating expense
     Lease operating costs increased approximately $4.3 million, or 43%, to $14.2 million during the Current Period, from $10.0 million in the Comparable Period. Lifting cost (excluding production taxes) increased to $10.22 per BOE for the Current Period, compared to $9.27 per BOE in the Comparable Period. The increase was due primarily to higher workover expense from casing repairs and an increase in gathering and treating costs associated with increased production in the New Mexico Wolfcamp area. Ad valorem taxes increased in the Current Period by $900,000 over the Comparable Quarter due to an overall increase in our producing property values.
Production taxes
     Production tax increased $3.0 million, in the Current Period, over the Comparable Period primarily due to a $49.5 million increase in revenue. Production taxes in future periods will be a function of product mix, production volumes, product prices and tax rates.
     A production tax refund was received in June 2007 in the amount of $1.2 million for gas production taxes on non-operated wells in the Wilcox area of south Texas for production during the period from March 2005 through January 2007. These refunds were received by the operator of these wells after the operator’s application for tax abatement was approved by state regulatory agencies. The reduction in our production tax expense was recognized only when approval of the application for tax abatement was granted by the state.
General and Administrative
     Total general and administrative expenses increased 11%, or approximately $588,000, in the Current Period, over the Comparable Period. The increase in general and administrative costs is due to higher employee compensation, related benefit costs, stock based compensation and consulting and contract employees. General and administrative expenses capitalized to the full cost pool were $842,000 in the Current Period compared to $725,000 in the Comparable Period. On a BOE basis, general and administrative costs decreased to $4.19 per BOE in the Current Period from $4.87 per BOE in the Comparable Period.

(27)

Depreciation, depletion and amortization
     Depreciation, depletion and amortization expense increased 43%, or $6.0 million, in the Current Period, over the Comparable Period. Total depreciation, depletion and amortization expense per BOE was $14.24 for the Current Period and $12.88 for the Comparable Period. This increase is attributable to an overall increase in actual and anticipated drilling costs and related oilfield service costs. Increased cost levels affect both the depletable amounts of capitalized costs in 2008 and the depletion attributable to amounts of estimated future development costs on proved undeveloped properties. Our drilling over the past year and our future drilling plans are focused on our natural gas resource projects which have higher associated per BOE drilling and development costs than our drilling projects in the Permian Basin of west Texas and onshore gulf coast of south Texas due to the use of horizontal drilling and multi-stage stimulation techniques. These factors, when combined with the increase in the absolute level of our capital expenditures during this time period, have led to a significant increase in our depletion rate per BOE.
Other income (expense)

	Six months ended June 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		($ in thousands)

Loss on derivatives not classified as hedges	$(93,495)	$(6,605)	$(86,890)	1,316%
Interest and other income	65	108	(43)	(40)%
Interest expense	(10,886)	(8,020)	(2,866)	36%
Other expense	(1)	(15)	14	(93)%
Equity in gain (loss) of pipelines and gathering system ventures	382	(594)	976	(164)%

Total	$(103,935)	$(15,126)	$(88,809)	587%

Loss on derivatives not classified as hedges
     We recorded a loss of $(93.5) million in the Current Period for derivatives not classified as hedges, as compared to a loss of $(6.6) million for the Comparable Period. The greatest impact of the change in fair market valuation was within our crude oil contracts due to the significant increase in oil prices through June 30, 2008. We settled in cash a net of $22.8 million in derivative contracts during the Current Period. See Note 6 to Consolidated Financial Statements.
Interest expense
     Interest expense increased approximately $2.9 million. The Current Period included higher interest expense of approximately $2.1 million primarily due to higher average outstanding debt balances over the Comparable Period. The Current Period had increased bank fees and note discount of approximately $489,000 primarily due to the amortized discount on the Senior Notes. Capitalized interest for the Current Period was approximately $(44,000) and $(345,000) for the Comparable Period. Our weighted average interest rate increased to 8.78% for the Current Period, from 8.52% for the Comparable Period.
Equity in gain (loss) of pipelines and gathering system ventures
     For the Current Period, our investment in the Hagerman Gas Gathering System Joint Venture recorded a gain of $381,000. This gain compares to a loss of $(599,000) for the Comparable Period. This increase in earnings of $980,000 is the result of increased volumes flowing through the system from period to period.
     In June 2008, we acquired all of the assets of the Hagerman Gas Gathering System. Subsequent to the acquisition, the results of operations of the Hagerman Gas Gathering System will be included in our operating income and not as an equity gain/loss item in our Consolidated Statement of Operations. See Note 10 to Consolidated Financial Statements.

(28)

Income taxes
     Income tax benefit was $17.2 million in the Current Period, compared to an expense of $(1.9) million in the Comparable Period. Income tax benefit (expense) for 2008 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
Basic and diluted net income (loss)
     We had basic and diluted net income (loss) per share of $(0.77) and $0.09 for 2008 and 2007, respectively. Basic weighted average common shares outstanding increased from approximately 37.7 million shares in 2007 to approximately 41.4 million shares in 2008. The increase was primarily due to our public offering of 3.0 million shares of common stock in December 2007 and the exercise of employee and nonemployee stock options in 2007 and 2008 and warrant exercises in 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Our capital resources consist primarily of cash flows from our oil and natural gas properties and bank borrowings supported by our oil and natural gas reserves. Our level of earnings and cash flows depend on many factors, including the prices we receive for oil and natural gas we produce.
     Our working capital deficit increased approximately $27.7 million as of June 30, 2008, compared with December 31, 2007. Current liabilities exceeded current assets by approximately $60.9 million at June 30, 2008. The working capital deficit increase was due to an increase in accounts payable of approximately $15.1 million and an increase in current derivative obligations of approximately $32.5 million, offset by an increase in accounts receivable of approximately $8.3 million and an increase in deferred tax assets of approximately $11.2 million.
     We incurred net property costs of $125.0 million for the six months ended June 30, 2008, compared to $74.9 million for the same period in 2007. The increase is primarily related to drilling activity in the Barnett Shale and in the New Mexico Wolfcamp areas, as well as acquisitions in our core properties. Included in our property basis for the first six months of 2008 and 2007 were net changes in asset retirement costs of approximately $482,000 and $(385,000), respectively. See Note 8 to Consolidated Financial Statements.
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
     Stockholders’ equity at June 30, 2008 was $205.6 million, as compared to $235.3 million at December 31, 2007. The decrease is primarily attributable to our net loss of approximately $(31.9) million.

(29)

Bank Borrowings
     In the past, we have maintained two separate credit facilities. One of these credit facilities is our Fourth Amended and Restated Credit Agreement, dated May 16, 2008, or “Revolving Credit Agreement”, with a group of bank lenders which provide us with a revolving line of credit having a “borrowing base” limitation of $230.0 million at June 30, 2008. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $600.0 million or the borrowing base established by the lenders. At June 30, 2008, the principal amount outstanding under our revolving credit facility was $137.0 million, excluding $445,000 reserved for our letters of credit. Unamortized fees in the amount of $875,000 related to the prior Revolving Credit Agreement have been rolled into the current Revolving Credit Agreement, as amended, and will be amortized over the remaining term of five years.
     Our second credit facility was a five year term loan facility provided to us under a Second Lien Term Loan Agreement, or the “Second Lien Agreement”, with a group of banks and other lenders. The Second Lien Agreement was paid off and terminated on July 31, 2007 with our payment to the lenders of $50.2 million, including interest.
     Revolving Credit Facility
     Our Revolving Credit Agreement allows us to borrow, repay and reborrow amounts available under the revolving credit facility. The amount of the borrowing base is based primarily upon the estimated value of our oil and natural gas reserves. The borrowing base is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of our loans exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the outstanding principal of our revolving credit facility in an amount equal to the excess. Except for principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.
     Loans made to us under this revolving credit facility bear interest at the bank’s base rate or the “LIBOR” rate, at our election. Generally, the bank’s base rate is equal to its “prime rate” as announced by it from time to time.
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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.75%. At June 30, 2008, base rate plus the applicable margin, was 5.0% on $137.0 million, the outstanding principal amount of our revolving loan on that same date.
     In the case of base rate loans, interest is payable on the last day of each month. In the case of LIBOR loans, interest is payable on the last day of each applicable interest period; provided that if the applicable interest period is longer than three months, interest is payable at three-month intervals following the first day of such interest period.
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

(30)

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
     All outstanding principal and accrued and unpaid interest under the revolving credit facility is due and payable on December 31, 2013. The maturity date of our outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Revolving Credit Agreement.
     As of June 30, 2008 we were in compliance with all of the covenants in our Revolving Credit Agreement.
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
     Interest Accrued
     For the Current Period, the aggregate interest accrued under our Revolving Credit Agreement and our senior notes was approximately $10.3 million. Bank fees and note discount amortization was approximately $621,000 for the Current Period and interest capitalized was approximately $44,000.
Commodity Price Risk Management Transactions and Effects of Derivative Instruments
     The purpose of our derivative transactions is to provide a measure of stability in our cash flows. The derivative trade arrangements we have employed include collars, costless collars, floors or purchased puts, and oil, natural gas and interest rate swaps.
     At June 30, 2008 we had no derivatives in place that were designated as cash flow hedges. All commodity derivative contracts at June 30, 2008 were accounted for by “mark-to-market” accounting whereby changes in fair value were charged to earnings. Changes in the fair values of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in “Other income (expense),

(31)

net”. To the extent these trades relate to production in 2008 and beyond, and oil prices increase, we will report a loss currently, but if there are no further changes in prices, our revenue will be correspondingly higher (than if there had been no price increase) when the production is sold.
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
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
     We have contractual obligations and commitments that may affect our financial position. However, based on our assessment of the provisions and circumstances of our contractual obligations and commitments, we do not believe there will be an adverse effect on our consolidated results of operations, financial condition or liquidity.
     The following table is a summary of significant contractual obligations as of June 30, 2008:

	Obligation Due in Period
	Six Months
	ending
	December 31,	Years ended December 31,				After
Contractual Cash Obligations	2008	2009	2010	2011	2012	5 years	Total
	($ in thousands)
Revolving Credit Facility (secured)(1)	$3,444	$6,850	$6,850	$6,850	$6,869	$143,850	$174,713
Senior Notes (unsecured)(2)	7,688	15,375	15,375	15,375	15,375	180,750	249,938
Office Lease (Dinero Plaza)	135	271	107	31	—	—	544
Asset retirement obligations(3)	736	151	78	75	36	4,530	5,606
Derivative obligations	39,445	44,129	27,224	—	—	—	110,798
Put obligations(4)	—	646	1,378	1,689	—	—	3,713

Total	$51,448	$67,422	$51,012	$24,020	$22,280	$329,130	$545,312

(1)	Outstanding principal of $137.0 million due December 31, 2013 and estimated interest obligation calculated using the interest rate at June 30, 2008 of 5.0%.

(2)	Outstanding principal of $150.0 million due August 1, 2014 and interest obligation calculated at an interest rate of 10.25%.

(3)	Asset retirement obligations of oil and natural gas assets, excluding salvage value.

(4)	The put obligations above represent the undiscounted obligation to our counterparty. The will recognize $382,000 of interest associated with the put obligations over the remaining life of the contracts.
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

(32)

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
     For the six months ended June 30, 2007, the average realized sales price for our oil and natural gas was $46.89 per BOE. For the six months ended June 30, 2008, our average realized price was $71.80 per BOE.
     Production Trends
     Like all other oil and gas exploration and production companies, we experience natural production declines. We recognize that oil and gas production from a given well naturally decreases over time and that

(33)

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
     In recent periods, we have concentrated our drilling and development efforts on our resource natural gas projects in our Barnett Shale and New Mexico Wolfcamp projects. Due to limited development, our production has decreased in accordance with normal decline curves for our principal Permian Basin oil properties and south Texas gas properties. We expect our 2008 capital spending for our Permian Basin oil properties to increase.
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
     Interest Expense Trends
     On July 31, 2007 we completed a private offering of $150.0 million of senior notes that bear interest at 10.25%. As a result of the issuance of the notes and the increase in our current borrowings, we expect a corresponding increase in our annual interest expense. An increase in interest rates will also negatively impact our interest expense.
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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (“FAS 159”) which became effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This statement, for us, became effective in the first quarter of 2008 and it did not have any effect on our financial position or operating results as we did not elect to apply the Fair Value Method.

(34)

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
Critical Accounting Policies
     Our critical accounting policies are included and discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 20, 2008. These critical accounting policies should be read in conjunction with the financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

(35)

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

(36)

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
     The following quantitative and qualitative information is provided about market risks and derivative instruments to which we were a party at June 30, 2008, and from which we may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.
Interest Rate Sensitivity as of June 30, 2008
     Although we are currently protected from interest rate volatility through our senior notes and our interest rate swaps, we believe that in the future we will be exposed to interest rate volatility as our borrowings increase and as our interest rate swaps are settled. Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related interest rates by expected maturity dates. Refer to Note 3 of the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

					2012 and
	2008	2009	2010	2011	after	Total
	($ in thousands, except interest rates)
Revolving Credit Facility (secured)	$—	$—	$—	$—	$137,000	$137,000
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%
Senior notes	$—	$—	$—	$—	$150,000	$150,000
Average interest rate	10.25%	10.25%	10.25%	10.25%	10.25%
     At June 30, 2008, we had outstanding bank loans in the aggregate principal amount of $137.0 million at a base interest rate of 5.0%. Under our revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.00% to 2.50% per annum, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 4.75%.
     At June 30, 2008, we had outstanding senior notes in the aggregate principal amount of $150.0 million bearing interest at a rate of 10.25% per annum. The carrying value of our 10.25% senior notes at June 30, 2008 is approximately $145.6 million. Interest on our senior notes and their carrying value are not affected by changes in interest rates.
     We have employed fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contract. These contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. As of June 30, 2008, the fair market value of these interest rate swaps was a liability of approximately $2.1 million.

(37)

     A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at June 30, 2008 follows:

	Notional	Weighted Average	Estimated
Period of Time	Amounts	Fixed Interest Rates	Fair Market Value
	($ in millions)		($ in thousands)
July 1, 2008 through December 31, 2008	$100	4.86%	$(997)
January 1, 2009 through December 31, 2009	$50	5.06%	(774)
January 1, 2010 through October 31, 2010	$50	5.15%	(352)

Total Fair Market Value			$(2,123)

Commodity Price Sensitivity
     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. NYMEX closing oil prices ranged from a low of $50.48 per barrel to a high of $70.68 per barrel during the six months ended June 30, 2007. NYMEX closing natural gas prices during the six months ended June 30, 2007 ranged from a low of $6.16 per Mcf to a high of $8.19 per Mcf. During the six months ended June 30, 2008 NYMEX closing oil prices ranged from a low of $86.99 to a high of $140.21. NYMEX closing natural gas prices during the six months ended June 30, 2008 ranged from a low of $7.62 per Mcf to a high of $13.35 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of June 30, 2008, we had employed costless collars, puts and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
     At June 30, 2008 we had oil collar, put and swap derivative contracts in place covering future oil production of approximately 1.9 million barrels. Although oil futures prices have decreased since June 30, 2008, the estimated future settlement payments still continue to exceed the “capped” price for each of our collars. If futures prices remain at these levels we will be required to remit the excess of the NYMEX price for each settlement period over the “cap” price contained in the respective collar contract as detailed in the tables below. Changes in oil prices will also impact our net settlement payments under commodity swap contracts. While settlement payments on our collar and swap contracts could be significant, these payments should not significantly affect our cash flow since payments made to counterparties to these contracts should be substantially offset by commodity prices received on the actual sale of our production. Changes in oil prices will affect the fair value of our oil contracts as recorded in our balance sheet during future periods and, consequently, our reported net earnings. Changes in the recorded fair value of commodity derivatives are marked to market through earnings. If oil prices increase, this negative effect on earnings will become more significant. However, if oil prices decrease, the negative effect on earnings that we have experienced in recent periods will be reversed to the extent of the price change. We are currently unable to estimate the effects on earnings in future periods, but based on the volume of future oil production covered by the oil derivative contracts, the effects may be material.
     At June 30, 2008 we had natural gas collar derivative contracts in place covering future natural gas production of approximately 5.1 Bcf. Natural gas futures prices have decreased since the end of the quarter and we do not anticipate payment to our counterparties for a majority of these contracts at settlement date if prices remain at these levels. Changes in natural gas prices will affect the fair value of our natural gas contracts as recorded on our balance sheet during future periods and consequently, our reported net

(38)

earnings. Changes in the recorded fair value of commodity derivatives are marked to market through earnings. We are currently unable to estimate the effects on earnings in future periods, but based on the volume of future natural gas production covered by the natural gas derivative contracts, the effects may be material.
     Descriptions of our active commodity derivative contracts as of June 30, 2008 are set forth below:
     Put Options. Puts are an option to sell an asset. For any put transaction, the counterparty is required to make a payment to the Company if the reference floating price for any settlement period is less than the put or floor price for such contract.
     In June 2008 we entered into multiple put contracts with BNP Paribas. In lieu of making premium payments for the puts at the time of entering into our put contracts, we deferred payment until the settlement dates of the contract. Future payments will be netted against any payments that the counterparty may owe to us based on the floating price. We have accrued a liability as of June 30, 2008 of $3.331 million for the purchase price of the puts, and we will pay a premium for these puts due to the deferral of the payments until the settlement dates. The premiums associated with these puts will be treated as interest expense and will have an effective interest rate between 4.3% and 5.7%.
     A summary of our put positions at June 30, 2008 is as follows:

			Estimated
	Barrels of		Fair Market
Period of Time	Oil	Floor	Value
			($ in thousands)

January 1, 2009 through December 31, 2009	109,500	$100.00	$505
January 1, 2010 through December 31, 2010	134,100	$100.00	1,087
January 1, 2011 through December 31, 2011	146,000	$100.00	1,308

Total Fair Market Value			$2,900

     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     A summary of our collar positions at June 30, 2008 is as follows:

				Estimated
	Barrels of	NYMEX Oil Prices		Fair Market
Period of Time	Oil	Floor	Cap	Value
				($ in thousands)

July 1, 2008 through December 31, 2008	174,800	$63.42	$83.86	$(9,941)
January 1, 2009 through December 31, 2009	620,500	$63.53	$80.21	(36,970)
January 1, 2010 through October 31, 2010	486,400	$63.44	$78.26	(28,180)

	MMBtu of	WAHA Gas Prices
	Natural Gas	Floor	Cap

July 1, 2008 through December 31, 2008	1,840,000	$7.38	$9.28	(5,455)
January 1, 2009 through December 31, 2009	3,285,000	$7.06	$9.93	(7,472)

Total Fair Market Value				$(88,018)

(39)

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
     We have entered into oil swap contracts with BNP Paribas. A recap for the period of time, number of barrels, swap prices and fair market values as of June 30, 2008 for these swaps follows:

			Estimated
	Barrels of	NYMEX Oil	Fair Market
Period of Time	Oil	Swap Price	Value
			($ in thousands)

July 1, 2008 through December 31, 2008	220,800	$33.37	$(23,557)

ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by our management, with the participation of our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer), in accordance with rules of the Securities Exchange Act of 1934, as amended. Based on that evaluation, Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to ordinary routine litigation incidental to our business.
     On April 14, 2008, we were added as a defendant to a lawsuit filed in 2007, styled Brady Briscoe vs. Capstar Drilling, L.P. (“Capstar”), Cause No. 21,287, in the 259th District Court of Jones County, Texas. The plaintiff has alleged that he was injured as the result of an accident while he was working, as an employee of an unrelated third party, on a drilling rig operated by Capstar. Capstar was conducting drilling operations for us. The plaintiff has asserted general allegations of negligence as to Capstar and, specifically, a failure to properly equip its drilling rig, further alleging we were in charge of the drilling rig and the operational details of the plaintiff’s work. The plaintiff has sued for an amount of actual damages of up to $15.0 million, together with pre-judgment interest, post-judgment interest and exemplary damages. Capstar recently settled with the plaintiff and Capstar has been (or is soon to be) dismissed from the lawsuit. If judgment is entered against us, we would be entitled to a credit for the amount that the plaintiff has already received from Capstar.

(40)

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
     If a judgment adverse to the defendants was entered, as a working interest owner in the leases comprising the unit, we believe our liability would be proportionate to the ownership of the other working interest owners in the leases. We have filed an answer denying any liability. Although an initial exchange of discovery has occurred, we cannot predict the ultimate outcome of this matter, we believe we have meritorious defenses and intend to vigorously contest this lawsuit. We have not established a reserve with respect to plaintiffs’ claims.
     We received a Notice of Proposed Adjustment from the Internal Revenue Service, or the “Service” in May 2007 advising us of proposed adjustments to federal income tax of approximately $2.0 million for the years 2004 and 2005. Subsequent discussions with the Service placed the issues contested in a development status. In November 2007, the Service issued a letter on the matter giving the company 30 days to agree or disagree with a final examination report. The final examination report reflected revisions of the previous proposed adjustments resulting in a reduced $1.1 million of additional income tax and interest charges. The decrease in proposed tax was the result of information supplied by us to the examiner as well as discussions of the applicable tax statutes and regulations. In December 2007, we filed a protest documenting our complete disagreement with the adjustments proposed on the final examination report and requested a conference with the appeals office of the Service. The examination office of the Service filed a response to our protest in February 2008 with the appeals office. On June 4, 2008, our representatives met with the Service’s Appeals Officer to review specific issues related to our calculation of net income from oil and gas and the associated treatment of certain deductions. During this meeting we were advised that a request to issue an “advisory opinion” had been submitted to the National Office of the Service. Pending issuance of this advisory opinion, we will submit an amendment to our initial protest in further support of our position. We intend to vigorously contest the adjustment proposed by the Service and believe that we will ultimately prevail in our position. We have not recorded a liability for tax, interest, or penalties related to this matter based on our analysis. If a liability for additional income tax should later be determined to be more likely than not, we anticipate the adjustment to increase the federal income tax liability would be offset by an increase to a deferred tax asset and would not result in a charge to earnings. Any interest or penalties resulting from a subsequent determination of increased tax liability would require a charge to

(41)

earnings. We believe that the effects of this matter would not have a material effect on our results of operations for the fiscal quarter in which we actually incur or establish a reserve account for interest or penalties.
     We are also presently a named defendant in one other lawsuit arising out of our operations in the normal course of business, which we believe is not material.
     We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject, nor have we been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Form 10-K Report for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     At our annual meeting of stockholders held on May 28, 2008, the stockholders approved the Parallel Petroleum Corporation 2008 Long-Term Incentive Plan. As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2008, a portion of our non-employee Directors’ fees was paid on June 12, 2008, in the form of grants of shares of common stock having a fair market value of $40,000. The number of shares awarded to each non-employee Director was determined by dividing $40,000 by $20.91, the closing price of our common stock on the Nasdaq Global Market on the date of grant. A total of 7,648 shares of common stock were granted to four non-employee Directors as follows: Jeffrey G. Shrader — 1,912 shares; Edward A. Nash — 1,912 shares; Martin B. Oring — 1,912 shares; and Ray M. Poage — 1,912 shares. In addition, on that same date, an additional restricted stock award was granted to Mr. Nash for 10,000 shares of stock. These shares vest in four equal increments on June 12th of each year, commencing on June 12, 2008. The shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act.
     Under our 2004 Non-Employee Director Stock Grant Plan, each non-employee Director is entitled to receive an annual retainer fee consisting of shares of common stock that are automatically granted on the first day of July in each year. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Global Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year ($21.664). Effective July 1, 2008, in accordance with the terms of the plan, a total of 4,612 shares of common stock were granted to four non-employee Directors as follows: Jeffrey G. Shrader — 1,153 shares; Edward A. Nash — 1,153 shares; Martin B. Oring — 1,153 shares; and Ray M. Poage — 1,153 shares. The shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act. Generally, shares issued under this plan are not transferable as long as the non-employee Director holding the shares remains a Director of the Company.

(42)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on May 28, 2008. At the meeting, the following five persons were elected to serve as directors of Parallel for a term of one year expiring in 2009 and until their respective successors are duly qualified and elected: (1) Edward A. Nash, (2) Larry C. Oldham, (3) Martin B. Oring, (4) Ray M. Poage, and (5) Jeffrey G. Shrader. Set forth below is a tabulation of votes with respect to each nominee for director.

NAME	VOTES CAST FOR	VOTES WITHHELD

Edward A. Nash	37,556,042	544,485
Larry C. Oldham	37,719,715	380,812
Martin B. Oring	37,547,737	552,790
Ray M. Poage	37,548,187	552,340
Jeffrey G. Shrader	37,545,847	554,680
     Secondly, the stockholders voted on the approval of our 2008 Long-Term Incentive Plan. Set forth below is a tabulation of votes with respect to the approval of our 2008 Long-Term Incentive Plan:

			BROKER
VOTES FOR	VOTES AGAINST	ABSTENTIONS	NON-VOTES

30,677,807	1,250,362	177,501	5,994,857
     Also, the stockholders voted upon and ratified the appointment of BDO Seidman, LLP to serve as our independent public accountants for 2008. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of our independent public accountants:

VOTES FOR	VOTES AGAINST	ABSTENTIONS

37,896,866	120,348	83,313
ITEM 6. EXHIBITS
(a)	Exhibits
     The following exhibits are filed herewith or incorporated by reference, as indicated:

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

(43)

No.	Description of Exhibit

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

(44)

No.	Description of Exhibit

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.11):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.8	2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated March 27, 2008)

10.9	Form of Nonqualified Stock Option Agreement for nonqualified stock options granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.10	Form of Outside Director Stock Award Agreement for stock awards granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.11	Form of Outside Director Restricted Stock Agreement for restricted stock grants under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.12	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

(45)

No.	Description of Exhibit

10.13	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.14	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.15	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.16	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.17	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.18	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.19	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	Purchase and Sale Agreement, dated as of October 14, 2005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.21	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.22	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.23	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

(46)

No.	Description of Exhibit

10.24	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.25	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.26	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.27	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.28	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.29	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.30	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.31	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

10.32	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P. (Incorporated by reference to Exhibit 10.28 of Form 10-K of the Registrant for the fiscal year ended December 31, 2007)

10.33	Fourth Amended and Restated Credit Agreement, dated as of May 16, 2008, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland plc, and Texas Capital Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2008)

(47)

No.	Description of Exhibit

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

(48)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION
	BY:	/s/ Larry C. Oldham
Date: August 4, 2008		Larry C. Oldham
President and Chief Executive Officer

Date: August 4, 2008	BY:	/s/ Steven D. Foster
Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.

No.	Description of Exhibit

(Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.11):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

No.	Description of Exhibit

10.8	2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated March 27, 2008)

10.9	Form of Nonqualified Stock Option Agreement for nonqualified stock options granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.10	Form of Outside Director Stock Award Agreement for stock awards granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.11	Form of Outside Director Restricted Stock Agreement for restricted stock grants under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.12	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.13	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.14	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.15	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.16	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.17	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.18	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.19	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

No.	Description of Exhibit

10.20	Purchase and Sale Agreement, dated as of October 14, 2005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.21	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.22	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.23	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.24	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.25	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.26	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.27	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.28	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.29	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.30	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank,

No.	Description of Exhibit

Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.31	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

10.32	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P. (Incorporated by reference to Exhibit 10.28 of Form 10-K of the Registrant for the fiscal year ended December 31, 2007)

10.33	Fourth Amended and Restated Credit Agreement, dated as of May 16, 2008, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland plc, and Texas Capital Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2008)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.