Form 10-Q
period 2008-09-30
PARALLEL PETROLEUM CORP
filed 2008-11-03
CIK 750561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
     As of October 30, 2008, the registrant had outstanding 41,597,161 shares of common stock.

(i)

PART 1— FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
($ in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,717	$7,816

Accounts receivable:
Oil and natural gas sales	28,263	20,499
Joint interest owners and other, net of allowance for doubtful account of $50	2,736	2,460
Affiliates and joint ventures	5	3,970

	31,004	26,929
Other current assets	357	449
Derivatives	4,180	151
Deferred tax asset	5,894	10,293

Total current assets	52,152	45,638

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $128,464 and $86,402 not subject to depletion)	830,290	648,576
Other	3,317	2,877

	833,607	651,453
Less accumulated depreciation, depletion and amortization	(176,731)	(145,482)

Net property and equipment	656,876	505,971

Restricted cash	80	78
Investment in pipelines and gathering system ventures	332	8,638
Other assets, net of accumulated amortization of $1,469 and $1,193	4,204	2,768
Derivatives	5,013	—

	$718,657	$563,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
($ in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,868	$47,848
Asset retirement obligations	780	598
Derivative obligations	21,506	30,424
Put premium obligations	464	—

Total current liabilities	81,618	78,870

Long-term liabilities :
Revolving credit facility	162,500	60,000
Senior notes (principal amount $150,000)	145,758	145,383
Asset retirement obligations	5,058	4,339
Derivative obligations	19,357	13,194
Put premium obligations	2,906	—
Deferred tax liability	36,323	26,045

Total long-term liabilities	371,902	248,961

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 41,597,161 and 41,252,644	415	412
Additional paid-in capital	199,597	196,457
Retained earnings	65,125	38,393

Total stockholders‘ equity	265,137	235,262

	$718,657	$563,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Oil and natural gas revenues:
Oil and natural gas sales	$56,201	$29,487	$156,217	$79,957

Cost and expenses:
Lease operating expense	7,539	6,445	21,772	16,420
Production taxes	2,836	1,448	8,121	3,696
Production tax refund	—	—	—	(1,209)
General and administrative	3,125	2,492	8,958	7,737
Depreciation, depletion and amortization	11,551	7,821	31,386	21,680

Total costs and expenses	25,051	18,206	70,237	48,324

Operating income	31,150	11,281	85,980	31,633

Other income (expense), net:
Gain (loss) on derivatives not classified as hedges	65,661	(4,556)	(27,834)	(11,161)
Interest and other income	20	55	85	163
Interest expense	(6,139)	(5,429)	(17,025)	(13,449)
Cost of debt retirement	(102)	(760)	(102)	(760)
Other expense	(11)	(76)	(12)	(91)
Equity in gain (loss) of pipelines and gathering system ventures	(2)	(69)	380	(663)

Total other income (expense), net	59,427	(10,835)	(44,508)	(25,961)

Income before income taxes	90,577	446	41,472	5,672
Income tax expense, deferred	(31,900)	(153)	(14,740)	(2,011)

Net income	$58,677	$293	$26,732	$3,661

Net income per common share:
Basic	$1.41	$0.01	$0.65	$0.10

Diluted	$1.41	$0.01	$0.64	$0.09

Weighted average common shares outstanding:
Basic	41,566	38,033	41,429	37,791

Diluted	41,733	38,767	41,803	38,806

The accompanying notes are an integral part of these Consolidated Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Stockholders’ Equity
Year-Ended December 31, 2007 and as of September 30, 2008
(unaudited)
(in thousands)

	Common stock		Additional		Total
	Number of		paid-in	Retained	stockholders’
	shares	Amount	capital	earnings	equity
Balance
December 31, 2007	41,253	$412	$196,457	$38,393	$235,262
Common stock issued to directors	22	—	335	—	335
Warrants exercised, net of transaction costs	148	1	795	—	796
Options exercised	174	2	733	—	735
Stock offering costs	—	—	368	—	368
Stock option expense	—	—	772	—	772
Tax benefit of stock option exercise in excess of compensation	—	—	137	—	137
Net income	—	—	—	26,732	26,732

Balance
September 30, 2008	41,597	$415	$199,597	$65,125	$265,137

The accompanying notes are an integral part of these Consolidated Financial Statements.

(4)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(unaudited)
($ in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$26,732	$3,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	31,386	21,680
Gain on sale of automobiles	—	(25)
Accretion of asset retirement obligation	275	243
Accretion of senior notes discount	375	114
Deferred income tax expense	14,740	2,011
Loss on derivatives not classified as hedges	27,834	11,161
Amortization of deferred financing cost	509	372
Cost of debt retirement	102	760
Accretion of interest on put obligations	45	—
Common stock issued in lieu of cash for directors fees	335	96
Stock option expense	772	161
Equity in (gain) loss of pipelines and gathering system ventures	(380)	663
Bad debt expense	—	(30)
Changes in assets and liabilities:
Other assets, net	(1,409)	(146)
Restricted cash	(2)	272
Accounts receivable	(4,001)	3,438
Other current assets	92	713
Accounts payable and accrued liabilities	11,020	6,385

Net cash provided by operating activities	108,425	51,529

Cash flows from investing activities:
Additions to oil and natural gas properties	(172,381)	(110,015)
Proceeds from disposition of oil and natural gas properties and other property and equipment	—	1,711
Additions to other property and equipment	(577)	(340)
Settlements on derivative instruments	(36,306)	(9,875)
Net investment in pipelines and gathering system ventures	(21)	(2,830)

Net cash used in investing activities	(209,285)	(121,349)

Cash flows from financing activities:
Borrowings from bank line of credit	102,500	68,500
Payments on bank line of credit	—	(94,500)
Payment on term loan	—	(50,000)
Senior notes (principal amount $150,000)	—	145,186
Deferred financing cost	(270)	(2,346)
Proceeds from exercise of stock options and warrants	1,531	2,388

Net cash provided by financing activities	103,761	69,228

Net increase (decrease) in cash and cash equivalents	2,901	(592)
Cash and cash equivalents at beginning of period	7,816	5,910

Cash and cash equivalents at end of period	$10,717	$5,318

(5)

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows — Continued
Nine Months Ended September 30, 2008 and 2007
(unaudited)
($ in thousands)

Non-cash financing and investing activities:
Deferred purchase of derivative puts	$3,325	$—
Oil and natural gas properties asset retirement obligations	$626	$(505)
Property transfer:
Transfer to oil and natural gas properties	$8,707	$—
Transfer from equity investment	$(8,707)	$—
Non-cash exchange of oil and natural gas properties
Properties received in exchange	$—	$6,463
Properties delivered in exchange	$—	$(5,495)
Other transactions:
Interest paid	$19,385	$10,451
The accompanying notes are an integral part of these Consolidated Financial Statements.

(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
     The financial information included herein is unaudited. The balance sheet as of December 31, 2007 has been derived from our audited Consolidated Financial Statements as of December 31, 2007. The unaudited financial information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain 2007 amounts have been conformed to the 2008 financial statement presentation.
     Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Quarterly Report on Form 10-Q under certain rules and regulations of the Securities and Exchange Commission. The financial statements included in this report should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Options
     For the three months ended September 30, 2008 and 2007, we recognized compensation expense of approximately $545,000 and $101,000, respectively, with a tax benefit of approximately $185,000 and $34,000, respectively. For the nine months ended September 30, 2008 and 2007, Parallel recognized compensation expense of approximately $772,000 and $161,000, respectively, with a tax benefit of approximately $263,000 and $55,000, respectively, associated with our stock option grants.
     During June 2007, we revised our estimate of expected forfeitures of stock options granted to directors due to the resignation of a director and the subsequent forfeiture of 40,000 stock options held by the director. As a result, we revised our estimate of the grant date fair value of shares expected to ultimately vest under our stock option plan by approximately $283,000. As a consequence, general and administrative expenses during the three months ended June 30, 2007 were reduced by approximately $154,000 which

(7)

includes a cumulative adjustment for amounts previously expensed and associated with options estimated to be forfeited or surrendered.
     The following table presents future stock-based compensation expense for our outstanding stock options which we expect to recognize during the indicated vesting periods:

($ in thousands)
Fourth quarter 2008	549
2009	1,534
2010	789
2011 and 2012	480

Total	$3,352

     At September 30, 2008, options to purchase 293,000 shares of common stock were outstanding and vested. At that same date, options to purchase 446,000 shares were outstanding and unvested. During the nine months ended September 30, 2008, options to purchase 355,000 shares were granted to officers and employees, options to purchase 174,000 shares of common stock were exercised and no options expired or were forfeited.
     The fair value of each option award is estimated on the date of grant. The fair value of stock options granted prior to and remaining outstanding at September 30, 2008 and that covered shares subject to future vesting at that date were determined using the Black-Scholes option valuation method and the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected term of the options granted used in the Black-Scholes model represent the period of time that options granted are expected to be outstanding. Risk free rates are based on the U.S. Treasury, Daily Treasury Yield Curve Rate.

	2008	2007	2005	2001
Expected volatility	46.50%	52.52%	54.20%	57.95%
Weighted-average volatility	46.50%	52.52%	54.20%	57.95%
Expected dividends	0.00	0.00	0.00	0.00
Expected term (in years)	6.25	5.75	6.50	7.50
Risk-free rate	3.81%-3.86%	4.89%	4.20%	5.05%
     A summary of the stock option activity as of September 30, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
	(in thousands)		(years)	($ in thousands)
Outstanding December 31, 2007	558	$7.03
Granted	355	$21.02
Exercised	(174)	$4.23
Surrendered	—	$—

Outstanding September 30, 2008	739	$14.41	9.0	$1,095

Exercisable at September 30, 2008	293	$7.30	4.9	$995

($ in thousands)
Average weighted grant date fair value of options issued and unvested, September 30, 2008	$4,383
Average weighted grant date fair value of options issued and outstanding, September 30, 2008	$5,617

(8)

     We have outstanding stock options granted under six separate plans. Options expire 10 years from the date of grant and become exercisable at rates ranging from 10% each year up to 50% each year. The exercise price cannot be less than the fair market value per share of common stock on the date of grant.
     For the nine months ended September 30, 2008 cash received from the exercise of stock options was approximately $735,000 with an estimated $137,000 tax benefit.
     Restricted Stock
     On June 12, 2008, 10,000 shares of restricted stock were awarded to a non-employee director under our 2008 Long-Term Incentive Plan. The fair value of the restricted stock award was based on the last sales price of our common stock on the Nasdaq Global Market on the date of grant. For the three and nine months ended September 30, 2008, we recognized compensation expense of approximately $24,000 and $81,000, respectively for restricted stock. These shares vest in four equal increments on June 12th of each year, commencing on June 12, 2008.
     The following table presents future stock-based compensation expense for the restricted stock award, which we expect to recognize during the indicated vesting periods:

($ in thousands)
Fourth quarter 2008	24
2009	67
2010	29
2011	7

Total	$127

     A summary of restricted stock activity as of September 30, 2008 is presented below:

			Weighted
			Average
			Remaining
		Award Date	Contractual
	Restricted Stock	Fair Value	Term
			(years)
Outstanding December 31, 2007	—	$—
Granted	10,000	$20.91
Vested	(2,500)	$20.91
Surrendered	—	$—

Non-vested shares at September 30, 2008	7,500	$20.91	2.7

     Stock Awards
     For the three and nine months ended September 30, 2008, compensation expense related to stock awards totaled approximately $94,000 and $254,000, respectively.
     On June 12, 2008, each of our four non-employee directors was awarded 1,912 shares of common stock under our 2008 Long-Term Incentive Plan. The fair value of the common stock awarded of $20.91 per share was based on the last sales price of our common stock on the Nasdaq Global Market on the date of grant. The shares vested 100% on the date of the grant.
     On July 1, 2008, each of our four non-employee directors were awarded 1,153 shares of common stock under our 2004 Non-Employee Director Stock Grant Plan. The fair value of common stock awarded of $20.25 per share was based on the average of the high and low sales price of our common stock on the Nasdaq Global Market on the date of grant. The shares vested 100% on the date of the grant.

(9)

     Warrants
     On April 15, 2008, our registration statement relating to 300,030 shares of common stock issuable upon the exercise of outstanding warrants was declared effective by the Securities and Exchange Commission. The warrants were issued in our initial public offering in 1980, as a component of units of common stock and warrants that were sold by us. Under terms of the warrants, holders of the warrants were entitled to purchase one share of common stock for each warrant exercised. The warrants were exercisable at $6.00 per share at any time on or before 5:00 p.m., Mountain Time, on May 15, 2008, at which time the warrants expired. Between April 15, 2008 and May 15, 2008 a total of 148,757 warrants were exercised for net proceeds of approximately $796,000.
NOTE 3. CREDIT FACILITIES
     In the past, we have maintained two separate credit facilities. One of these credit facilities is our Fourth Amended and Restated Credit Agreement, dated May 16, 2008, or “Revolving Credit Agreement”, with a group of bank lenders that provide us with a revolving line of credit having a “borrowing base” limitation of $230.0 million at September 30, 2008. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $600.0 million or the borrowing base established by the lenders. At September 30, 2008, the principal amount outstanding under our revolving credit facility was $162.5 million, excluding $445,000 reserved for our letters of credit.
     Our second credit facility was a five year term loan facility provided to us under a Second Lien Term Loan Agreement, or the “Second Lien Agreement”, with a group of banks and other lenders. The Second Lien Agreement was paid in its entirety and terminated on July 31, 2007 with our payment to the lenders of $50.2 million, including interest.
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
     As of September 30, 2008, our group of bank lenders included Citibank, N.A., BNP Paribas, Compass Bank, Comerica Bank, Bank of Scotland plc, Texas Capital Bank, N.A. and Western National Bank.
     Descriptions of the principal terms of the Revolving Credit Agreement, prior to its amendment on October 31, 2008, are set forth in the following paragraphs.
     Loans made to us under this revolving credit facility bear interest at the base rate of Citibank, N.A. or the “LIBOR” rate, at our election. Generally, Citibank’s base rate is equal to its “prime rate” as announced by it from time to time.
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

(10)

than 50%, but less than 75% of the borrowing base, the margin is 2.25%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.00%.
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.75%. At September 30, 2008, our base rate, plus the applicable margin, was 5.0% on $162.5 million, the outstanding principal amount of our revolving loan on that same date.
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
     As of September 30, 2008 we were in compliance with our Revolving Credit Agreement.
     As a result of recent conditions in the capital markets and all of the surrounding uncertainties, we concluded that it would be prudent to draw an additional $62.5 million under our line of credit in order to assure availability of and access to these funds. However, in view of the difficulties experienced by many banking institutions, it is possible that we could also become exposed to certain risks faced by our bank lenders, including legal, political, regulatory, operational and other risks. We depend on our ability to withdraw funds on short notice to meet our obligations. A lender’s insolvency or inability to continue participating in our syndicate of banks in the ordinary course of business could have a material adverse effect on our financial condition and results of operations. Our lender group at September 30, 2008 was made up of seven lenders, and no one lender held more than 24% of the facility at September 30, 2008.
     For information about the amendment of the Revolving Credit Agreement on October 31, 2008, see Note 12 — Subsequent Events.
     Senior Notes
     On July 31, 2007, we completed a private offering of unsecured senior notes, or the “senior notes” in the principal amount of $150.0 million. At September 30, 2008, the carrying value of our senior notes was $145.8 million. The senior notes mature on August 1, 2014 and bear interest at 10.25%, per annum, which is payable semi-annually beginning on February 1, 2008. Prior to August 1, 2010, we may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 we may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. Generally,

(11)

the “make-whole” premium is an amount equal to the greater of (a) 1% of the principal amount of the senior notes being redeemed and (b) the excess of the present value of the redemption price of such notes as of August 1, 2011 plus all required interest payments due through August 1, 2011 (computed at a discount rate equal to a specified U.S. “Treasury Rate” plus 50 basis points), over the principal amount of the senior notes being redeemed.
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
     As of September 30, 2008 we were in compliance with our Senior Notes Agreement.
     Interest Accrued
     For the nine months ended September 30, 2008, the aggregate interest accrued under our revolving credit facility and our senior notes was approximately $16.2 million. Bank fees and note discount amortization was approximately $986,000 and interest capitalized was approximately $67,000 for the nine months ended September 30, 2008.
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

(12)

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
     At September 30, 2008, the net book value of our oil and gas properties, less related deferred income taxes, was below the calculated ceiling. As a result, we were not required to record a reduction of our oil and gas properties under the full cost method of accounting.
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the nine month periods ended September 30, 2008 and 2007, overhead costs capitalized were approximately $1.3 million and $1.1 million, respectively.
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
     Adoption of SFAS No. 157
     We adopted SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008 for all financial assets and liabilities. SFAS No. 157 provides standards and disclosures for assets and liabilities that are measured and reported at fair value. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities. Beginning January 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:
Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

(13)

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
     As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our derivative financial instruments by SFAS No. 157 pricing levels as of September 30, 2008 (in thousands):

	Quoted Prices in
	Active Markets
	for Identical	Other Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	September 30, 2008
Interest Swaps	$—	$(2,397)	$—	$(2,397)
Oil Puts	$—	$—	$5,867	$5,867
Oil & Gas Collars	$—	$—	$(27,787)	$(27,787)
Oil Swaps	$—	$(7,353)	$—	$(7,353)

	$—	$(9,750)	$(21,920)	$(31,670)

     The determination of the fair values above incorporates various factors required under SFAS No. 157. These factors include not only the impact of our nonperformance risk but also the credit standing of the counterparties involved in our derivative contracts.

(14)

     The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Derivative	Derivative	Derivative	Derivative
	Collars	Puts	Collars	Puts
Beginning balance	$(88,018)	$2,900	$(15,852)	$—
Total gains (losses)	56,649	2,967	(20,840)	2,542
Settlements	3,582	—	8,905	—
Purchases	—	—	—	3,325
Transfers in and/or out of level 3	—	—	—	—

Ending balance	$(27,787)	$5,867	$(27,787)	$5,867

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2008 (1)	$60,231	$2,967	$(11,935)	$2,542

(1)	Gains and losses (realized and unrealized) included in earnings for the three months and nine months ended September 30, 2008 are reported in other income on the Consolidated Statement of Operations.
     During periods of market disruption, including periods of volatile oil and gas prices, rapid credit contraction or illiquidity, it may be difficult to value certain of our derivative instruments if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with observable data that become illiquid due to the current financial environment. In such cases, more derivative instruments may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in valuations with less certainty. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
Interest Rate Sensitivity
     We have employed fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. These contracts are accounted for by “marked-to-market” accounting as prescribed in SFAS 133. We view these contracts as protection against future interest rate volatility. As of September 30, 2008, the fair market value of these interest rate swaps was a liability of approximately $2.4 million.
     The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of September 30, 2008.

		Weighted Average	Estimated
	Notional	Fixed	Fair
Period of Time	Amounts	Interest Rates	Market Value
	($ in millions)		($ in thousands)
October 1, 2008 thru December 31, 2008	$100	4.86%	$(264)
January 1, 2009 thru December 31, 2009	$100	4.22%	(1,084)
January 1, 2010 thru December 31, 2010	$100	4.71%	(822)
January 1, 2011 thru December 31, 2011	$100	4.60%	(227)

Total Fair Market Value			$(2,397)

(15)

Commodity Price Sensitivity
     All of our commodity derivatives are accounted for using “marked-to-market” accounting as prescribed in SFAS 133.
     Put Options. Puts are an option to sell an asset. For any put transaction, the counterparty is required to make a payment to the Company if the reference floating price for any settlement period is less than the put or floor price for such contract.
     In June 2008, we entered into multiple put contracts with BNP Paribas. In lieu of making premium payments for the puts at the time of entering into our put contracts, we deferred payment until the settlement dates of the contracts. Future premium payments will be netted against any payments that the counterparty may owe to us based on the floating price. Due to the deferral of the premium payments, we will pay a total amount of premiums of $3.713 million which is $388,000 greater than if the premiums had been paid at the time of entering into the contracts. The $388,000 difference is recorded as a discount to the put premium obligations and recognized as interest expense over the terms of the contracts using the interest method. Through September 30, 2008, we have accrued $45,000 to interest expense. Accordingly, the balance of the put premium obligations at September 30, 2008 including accrued interest is $3.370 million.
     A summary of our put positions at September 30, 2008 is as follows:

			Estimated
	Barrels of		Fair Market
Period of Time	Oil	Floor	Value
			($ in thousands)
January 1, 2009 through December 31, 2009	109,500	$100.00	$1,470
January 1, 2010 through December 31, 2010	134,100	$100.00	2,083
January 1, 2011 through December 31, 2011	146,000	$100.00	2,314

Total Fair Market Value			$5,867

      Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     A summary of our collar positions at September 30, 2008 is as follows:

				Estimated
	Barrels of	NyMex Oil Prices		Fair Market
Period of Time	Oil	Floor	Cap	Value
				($ in thousands)
October 1, 2008 thru December 31, 2008	87,400	$63.42	$83.86	(1,581)
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	(15,664)
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	(13,869)

	MM Btu of	WAHA Gas Prices
	Natural Gas	Floor	Cap
October 1, 2008 through December 31, 2008	920,000	$7.38	$9.28	1,793
January 1, 2009 through December 31, 2009	3,285,000	$7.06	$9.93	1,534

Total Fair Market Value				$(27,787)

(16)

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
     A recap for the period of time, number of barrels and swap prices are as follows:

			Estimated
	Number of	NyMex Oil	Fair Market
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
October 1, 2008 thru December 31, 2008	110,400	$33.37	(7,353)

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
     The following table provides the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share data)
Basic EPS Computation:
Numerator-
Net income	$58,677	$293	$26,732	$3,661

Denominator-
Weighted average common shares outstanding	41,566	38,033	41,429	37,791

Basic EPS:
Net income per share	$1.41	$0.01	$0.65	$0.10

Diluted EPS Computation:
Numerator-
Net income	$58,677	$293	$26,732	$3,661

Denominator-
Weighted average common shares outstanding	41,566	38,033	41,429	37,791
Employee stock options	167	521	300	749
Warrants	—	213	74	266

Weighted average common shares for diluted earnings per share assuming conversion	41,733	38,767	41,803	38,806

Diluted EPS:
Net income per share	$1.41	$0.01	$0.64	$0.09

(17)

NOTE 8. ASSET RETIREMENT OBLIGATIONS
     The following table summarizes our asset retirement obligation transactions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Beginning asset retirement obligation	$5,606	$4,842	$4,937	$5,063

Additions related to new properties	211	85	917	151

Revisions in estimated cash flows	(58)	(130)	(267)	(297)

Deletions related to property disposals	(9)	(74)	(24)	(358)

Accretion expense	88	79	275	243

Ending asset retirement obligation	$5,838	$4,802	$5,838	$4,802

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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.
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

(18)

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
NOTE 10. INVESTMENT IN GAS GATHERING SYSTEMS
     As of September 30, 2008 we had total equity investments of $332,000 in the West Fork Pipeline II, L.P. Our current investment percentage in this limited partnership is 23.25848%. For the three months ended September 30, 2008 we recorded a loss of approximately $(2,000), compared to no gain or loss in West Fork Pipeline II, for the three month period ended September 30, 2007. For the nine months ended September 30, 2008, we recorded a loss of approximately $(1,000) compared to a gain of $5,000 in the West Fork Pipeline II, for the nine month period ended September 30, 2007.
     In June 2008, we acquired all of the assets of the Hagerman Gas Gathering System Joint Venture, or the “Joint Venture”, in connection with winding up and terminating the Joint Venture. The winding up of the Joint Venture commenced on June 19, 2008. At the time of the winding up of the Joint Venture, the investment was transferred into oil and natural gas properties and subsequent results have been included in our operating income and not as an equity gain (loss) item in our Consolidated Statement of Operations.
     For the three months ended September 30, 2008, we recorded an equity loss of $(2,000), compared to a loss of $(69,000) in the West Fork Pipeline II and Hagerman Gas Gathering System Joint Venture for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we recorded a gain of $380,000, compared to a loss of $(663,000) in the West Fork Pipeline II and Hagerman Gas Gathering System Joint Venture for the nine months ended September 30, 2007. The increase in income from period to period is the result of greater gas volumes flowing through the Hagerman Gas Gathering System Joint Venture in 2008, as compared to 2007.

(19)

NOTE 11. COMMITMENTS AND CONTINGENCIES
     From time to time, we are party to ordinary routine litigation incidental to our business.
     On April 14, 2008, we were added as a defendant to a lawsuit filed in 2007, styled Brady Briscoe vs. Capstar Drilling, L.P. (“Capstar”), Cause No. 21,287, in the 259th District Court of Jones County, Texas. The plaintiff has alleged that he was injured as the result of an accident while he was working, as an employee of an unrelated third party, on a drilling rig operated by Capstar. Capstar was conducting drilling operations for us. The plaintiff has asserted general allegations of negligence as to Capstar and, specifically, a failure to properly equip its drilling rig, further alleging that we were in charge of the drilling rig and the operational details of the plaintiff’s work. The plaintiff has sued for an amount of actual damages of up to $15.0 million, together with pre-judgment interest, post-judgment interest and exemplary damages. Capstar recently settled with the plaintiff and Capstar has been dismissed from the lawsuit. If judgment is entered against us, we would be entitled to a credit for the amount that the plaintiff has already received from Capstar.
     Even though we cannot predict the ultimate outcome of this matter, we believe we have meritorious defenses and intend to vigorously contest this lawsuit. We have not established a reserve with respect to the plaintiff’s claims.
     On March 24, 2008, a lawsuit was filed in the 24th District Court of Jackson County, Texas, against us and twenty-two other defendants in Cause No. 07-6-13069, styled “Tony Kubenka, Carolyn Kubenka, Dennis J. Kallus, David J. Kallus, Mary L. Kallus, Patricia Kallus, Nova Deleon, Janie Figuerova, and Larkin Thedford, Plaintiffs v. Tri-C Resources, Inc., Marie S. Adian, Laura E. Adian, Glenn A. Fiew, Lynn Kramer, Debra Boysen, Carol J. Gleason, Alana Sue Curlee, Connie W. Marthiljohni, Claire E. Adian, Zachary D. Adian, Donald R. Starkweather, Inc., D.A. Webernick, Danette Bundick, Johnny A. Webernick, Donna Gail Glover, Sherry Shulze, William H. Webernick, Jr., TAC Resources, Inc., New Century Exploration, Inc., Allegro Investments, Inc., Parallel Petroleum Corporation and Welper Interests, LP”.
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
     If a judgment adverse to the defendants were entered, as a working interest owner in the leases comprising the unit, we believe our liability would be proportionate to the ownership of the other working interest owners in the leases. We have filed an answer denying any liability. Although an initial exchange of discovery has occurred, we cannot predict the ultimate outcome of this matter, we believe we have meritorious defenses and intend to vigorously contest this lawsuit. We have not established a reserve with respect to plaintiffs’ claims.
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

(20)

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
     Effective January 1, 2005, we established a 401(k) Plan and Trust for eligible employees. For the three months ended September 30, 2008 and September 30, 2007 we made contributions to the 401(k) Plan and Trust of approximately $79,000 and $67,000, respectively. For the nine months ended September 30, 2008 and September 30, 2007, we made contributions to the 401(k) Plan and Trust of approximately $231,000 and $201,000, respectively.
NOTE 12. SUBSEQUENT EVENTS
     As of September 30, 2008 the principal amount outstanding under our revolving credit facility was $162.5 million. In response to recent market conditions and to strengthen our liquidity, we drew a total of $62.5 million under our Revolving Credit Agreement in four separate borrowings from October 10, 2008 through October 20, 2008, bringing our total principal amount outstanding to $225.0 million at October 20, 2008. The majority of the $62.5 million has been temporarily invested in a demand deposit money market account. Accordingly, $5.0 million is available under the revolving credit facility. Our accounts with Citibank, N.A. are insured at the basic FDIC deposit insurance coverage limits of $250,000. We believe the possibility of a loss of our accounts with Citibank, N.A. is minimal.
     On October 31, 2008, we entered into a First Amendment to our Fourth Amended and Restated Credit Agreement. Generally, the amendment increases our annual interest rate by one-fourth of one percent (.25%). Loans made to us under our revolving credit facility bear interest at the base rate of Citibank, N.A. or the “LIBOR” rate, at our election. The base rate is generally equal to the sum of (a) Citibank’s “prime rate” as announced by it from time to time and (b) a specified Base Rate Margin, the amount of which depends upon the outstanding principal amount of our loans. The LIBOR rate is generally equal to the sum of (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered in one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a specified Libor Margin percentage, the amount of which depends upon the outstanding principal amount of our loans. In the First Amendment, the “Base Rate Margin” was amended from zero percent per annum to:

(21)

•	one-fourth of one percent (.25%) when the borrowing base usage is equal to or greater than 75%; and

•	zero percent when the borrowing base usage is less than 75%.

In addition, the “Libor Margin” was amended to mean:

•	2.75% when the borrowing base usage is equal to or greater than 75%;

•	2.50% per annum when the borrowing base usage is equal to greater than 50% but less than 75%; and

•	2.25% per annum when the borrowing base usage is less than 50%.
     The amendment also established our borrowing base at $230 million, which is the same as our previous borrowing base.
     Our bank lenders at October 31, 2008 include Citibank, N.A., BNP Paribas, Compass Bank, Bank of Scotland plc, Bank of America, N.A., Texas Capital Bank, N.A., Western National Bank and West Texas National Bank. None of the bank lenders held more than 21% of the facility at October 31, 2008.
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
     Use of Advanced Technologies and Production Techniques. We believe that 3-D seismic surveys, horizontal drilling, fracture stimulation and other advanced technologies and production techniques are useful tools that help improve normal drilling operations and enhance our production and returns. We believe that our use of these technologies and production techniques in exploring for, developing and exploiting oil and natural gas properties can reduce drilling risks, lower finding costs, provide for more efficient production of oil and natural gas from our properties and increase the probability of locating and producing reserves that might not otherwise be discovered.

(22)

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

(23)

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
     For the three months ended September 30, 2008 (the “Current Quarter”), the sale price we received for our crude oil production averaged $115.19 per barrel, compared with $69.45 per barrel for the three months ended September 30, 2007 (the “Comparable Quarter”). The average sales price we received for natural gas for the Current Quarter was $8.54 per Mcf, compared with $5.81 per Mcf for the Comparable Quarter. For information regarding prices received, refer to the selected operating data table under “-Results of Operations” on page 25.
     For the nine months ended September 30, 2008 (the “Current Period”), the sale price we received for our crude oil production averaged $109.52 per barrel, compared with $59.98 per barrel for the nine months ended September 30, 2007 (the “Comparable Period”). The average sales price we received for natural gas for the Current Period was $8.78 per Mcf, compared with $6.14 per Mcf for the Comparable Period. For information regarding prices received, refer to the selected operating data table under “-Results of Operations” on page 25.
     Our oil and natural gas producing activities are accounted for using the full cost method of accounting. Under this accounting method, we capitalize all costs incurred in connection with the acquisition of oil and natural gas properties and the exploration for and development of oil and natural gas reserves. These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling productive and non-productive wells, and overhead expenses directly related to land and property acquisition and exploration and development activities. Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless a disposition involves a material change in the relationship between capitalized costs and reserves, in which case the gain or loss is recognized.
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

(24)

Results of Operations
     Our business activities are characterized by frequent, and sometimes significant, changes in our:
•	reserve base;

•	sources of production;

•	product mix (gas versus oil volumes); and

•	the prices we receive for our oil and natural gas production.
     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition. The following table shows selected operating data for each of the three and nine months ended September 30, 2008 and September 30, 2007.

	Three Months Ended		Nine Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
		(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	274	254	758	797
Natural gas (Mcf)	2,886	2,043	8,338	5,243
BOE(1)	755	595	2,148	1,671
BOE per day	8.2	6.5	7.8	6.1

Sales Prices:
Oil (per Bbl)	$115.19	$69.45	$109.52	$59.98
Natural gas (per Mcf)	$8.54	$5.81	$8.78	$6.14
BOE price	$74.45	$49.62	$72.73	$47.86

Operating Revenues:
Oil	$31,552	$17,619	$83,043	$47,786
Natural gas	24,649	11,868	73,174	32,171

	$56,201	$29,487	$156,217	$79,957

Operating Expenses:
Lease operating expense	$7,539	$6,445	$21,772	$16,420
Production taxes	2,836	1,448	8,121	3,696
Production tax refund	—	—	—	(1,209)
General and administrative	3,125	2,492	8,958	7,737
Depreciation, depletion and amortization	11,551	7,821	31,386	21,680

	$25,051	$18,206	$70,237	$48,324

Operating income	$31,150	$11,281	$85,980	$31,633

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(25)

RESULTS OF OPERATIONS
For the Three Months Ended September 30, 2008 and 2007:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the Current and Comparable Quarters.
Oil and Gas Revenues

	Revenues		Production
	2008	2007	2008	2007
Oil (Bbls)	56%	60%	36%	43%
Natural gas (Mcf)	44%	40%	64%	57%

Total	100%	100%	100%	100%

     The following table shows our production volumes, product sales prices and operating revenues for the indicated periods.

	Three Months Ended September 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		(in thousands except per unit data)
Production Volumes
Oil (Bbls)	274	254	20	8%
Natural gas (Mcf)	2,886	2,043	843	41%
BOE (1)	755	595	160	27%
BOE/Day	8.2	6.5	1.7	26%

Sales Price
Oil (per Bbl)	$115.19	$69.45	$45.74	66%
Natural gas (per Mcf)	$8.54	$5.81	$2.73	47%
BOE price	$74.45	$49.62	$24.83	50%

Operating Revenues
Oil	$31,552	$17,619	$13,933	79%
Natural gas	24,649	11,868	12,781	108%

Total	$56,201	$29,487	$26,714	91%

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.
Oil revenues
     Average wellhead realized crude oil prices increased $45.74 per Bbl, or 66%, to $115.19 per Bbl in the Current Quarter, over the Comparable Quarter. This price increase resulted in increased revenues by approximately $12.5 million for the Current Quarter, as compared to the Comparable Quarter. Oil production increased by approximately 20,000 Bbls due primarily to new wells and the additional interest acquired in the Diamond M area, where volumes increased approximately 37,000 Bbls in the Current Quarter. This increase was partially offset with natural declines in the Andrews and Fullerton areas. The increase in production resulted in increased revenues of approximately $1.4 million in the Current Quarter over the Comparable Quarter.
Natural gas revenues
     Average realized wellhead natural gas prices increased $2.73 per Mcf, or 47%, to $8.54 per Mcf in the Current Quarter, over the Comparable Quarter. This price increase accounted for an increase in revenue of approximately $7.9 million. Natural gas production increased by approximately 843,000 Mcf primarily due to

(26)

new wells in the New Mexico Wolfcamp, Barnett Shale and the additional interest acquired in the Diamond M Deep areas in the Current Quarter. In June 2008, we acquired additional interests in the Diamond M Deep which also added to our natural gas revenues. The increase in production was offset with natural declines in the south Texas, Andrews and other Permian areas. The overall increase in natural gas volumes increased revenue approximately $4.9 million for the Current Quarter.
Cost and Expenses

	Three months ended September 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		($ in thousands)
Lease operating expense	$7,539	$6,445	$1,094	17%
Production taxes	2,836	1,448	1,388	96%
General and administrative	3,125	2,492	633	25%
Depreciation, depletion and amortization	11,551	7,821	3,730	48%

Total	$25,051	$18,206	$6,845	38%

Lease operating expense
     Lease operating expense increased approximately $1.1 million or 17%, to $7.5 million during the Current Quarter compared to $6.4 million for the Comparable Quarter.  The increase in expense was due to higher electricity, water injection and well repair costs associated with the increased production in the New Mexico Wolfcamp and Barnett Shale areas and the additional Diamond M interests acquired in June 2008.  Overall costs and volumes increased from the additional interest acquired in the Diamond M area and from the new wells drilled in the New Mexico Wolfcamp and Barnett Shale areas.  Lifting costs (excluding production taxes) per BOE decreased to $9.99 for the Current Quarter compared to $10.84 per BOE in the Comparable Quarter due to increased production. Ad valorem taxes increased in the Current Quarter by approximately $231,000 over the Comparable Quarter due to an overall increase in our producing property values.
Production taxes
     Production taxes increased $1.4 million for the Current Quarter, as compared to the Comparable Quarter. Production taxes were 5.0% of revenue for the Current Quarter compared to 4.9% of revenue for the Comparable Quarter. The increase is related to higher natural gas production and higher tax rates in the New Mexico area. Production taxes in future periods will be a function of product mix, production volumes, product prices and tax rates.
General and administrative
     General and administrative expenses increased 25%, or $633,000, for the Current Quarter, over the Comparable Quarter. This increase was primarily due to increased stock based compensation expense of approximately $466,000 and an increase in staffing and salary cost of approximately $188,000 over the Comparable Quarter. This increase over the Comparable Quarter was partially offset by lower franchise taxes, and fees associated with consulting and related services in the Current Quarter. On a BOE basis, general and administrative costs were $4.14 per BOE in the Current Quarter, as compared to $4.19 per BOE in the Comparable Quarter.
Depreciation, depletion and amortization
     Depreciation depletion and amortization expense increased 48%, or $3.7 million, in the Current Quarter, over the Comparable Quarter. Total depreciation, depletion and amortization per BOE was $15.30 for the Current Quarter and $13.14 for the Comparable Quarter. This increase is primarily attributable to an overall increase in actual and anticipated drilling costs. Increased cost levels affect both the depletable amounts of capitalized costs in 2008 and the depletion attributable to amounts of estimated future

(27)

development costs on proved undeveloped properties. Our drilling over the past year and our future drilling plans are focused on our natural gas resource projects which have higher associated per BOE drilling and development costs due to the nature of the wellbores. These factors, when combined with the increase in the absolute level of our capital expenditures during this time period, have led to a significant increase in our depletion rate per BOE.
Other income (expense)

	Three months ended September 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		($ in thousands)
Gain (loss) on derivatives not classified as hedges	$65,661	$(4,556)	$70,217	(1,541)%
Interest and other income	20	55	(35)	(64)%
Interest expense, net	(6,139)	(5,429)	(710)	13%
Cost of debt retirement	(102)	(760)	658	(87)%
Other expense	(11)	(76)	65	(86)%
Equity in loss of pipelines and gathering system ventures	(2)	(69)	67	(97)%

Total	$59,427	$(10,835)	$70,262	(648)%

Gain (loss) on derivatives not classified as hedges
     We recorded a gain of $65.7 million in the Current Quarter for derivatives not classified as hedges, as compared to a loss of $(4.6) million for the Comparable Quarter. The greatest impact of the change in fair market valuation was within our crude oil contracts due to the significant decrease in oil prices throughout the Current Quarter. We settled in cash a net payment of $13.5 million in derivative contracts during the Current Quarter. See Note 6 to Consolidated Financial Statements.
Interest expense
     Interest expense increased approximately $710,000. The Current Quarter resulted in a higher interest expense of approximately $664,000 primarily due to higher average outstanding debt balances over the Comparable Quarter. Capitalized interest for the Current Quarter was approximately $23,000 and $47,000 for the Comparable Quarter. Our weighted average interest rate decreased to 7.63% for the Current Quarter, from 9.27% for the Comparable Quarter.
     In the Comparable Quarter we wrote off the unamortized bank fees of $(760,000) associated with the Second Lien Term Loan that was retired in July 2007.
Equity in loss of pipelines and gathering system ventures
     For the Current Quarter, our equity investments recorded a loss of $(2,000), compared to a loss of $(69,000) for the Comparable Quarter. This increase in earnings of approximately $67,000 was primarily due to the equity investments in the Hagerman Gas Gathering System Joint Venture being operated at a loss in the Comparable Quarter.
     In June 2008, we acquired all of the assets of the Hagerman Gas Gathering System Joint Venture. The results of operations of the Hagerman Gas Gathering System are now included in our operating income and not as an equity gain / loss item in our Consolidated Statement of Operations. See Note 10 to Consolidated Financial Statements.
Income taxes, deferred
     Income tax expense was approximately $31.9 million in the Current Quarter, as compared to

(28)

approximately $153,000 in the Comparable Quarter. Income tax expense for 2008 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
Basic and diluted net income
     We had basic and diluted net income per share of $1.41 and $0.01 for the Current Quarter and the Comparable Quarter, respectively. Basic weighted average common shares outstanding increased from 38.0 million shares in the Comparable Quarter to 41.6 million shares in the Current Quarter. Diluted weighted average common shares outstanding increased from 38.8 million shares in the Comparable Quarter to 41.7 million shares in the Current Quarter. The increase in common shares was primarily due to our public offering of 3.0 million shares of common stock in December 2007, the exercise of employee and nonemployee stock options in 2007 and 2008 and the exercise of warrants during 2008.
RESULTS OF OPERATIONS
For the Nine Months Ended September 30, 2008 and 2007:
     Percentages of our revenues and production, by product mix, are shown in the following table for the Current Period and Comparable Period.
Oil and Gas Revenues

	Revenues		Production
	2008	2007	2008	2007
Oil (Bbls)	53%	60%	35%	48%
Natural gas (Mcf)	47%	40%	65%	52%

Total	100%	100%	100%	100%

      The following table shows our production volumes, product sale prices and operating revenues for the following periods.

	Nine Months Ended September 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		(in thousands except per unit data)
Production Volumes
Oil (Bbls)	758	797	(39)	(5)%
Natural gas (Mcf)	8,338	5,243	3,095	59%
BOE (1)	2,148	1,671	477	29%
BOE/Day	7.8	6.1	1.7	28%

Sales Price
Oil (per Bbl)	$109.52	$59.98	$49.54	83%
Natural gas (per Mcf)	$8.78	$6.14	$2.64	43%
BOE price	$72.73	$47.86	$24.87	52%

Operating Revenues
Oil	$83,043	$47,786	$35,257	74%
Natural gas	73,174	32,171	41,003	127%

Total	$156,217	$79,957	$76,260	95%

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(29)

Oil revenues
     Average wellhead realized crude oil prices increased $49.54 per Bbl, or 83%, to $109.52 per Bbl in the Current Period over the Comparable Period. This price increase caused an increase in revenue of approximately $37.6 million. Oil production decreased by approximately 39,000 Bbls this was primarily due from natural declines in the Fullerton, Andrews and other Permian and south Texas areas where volumes declined 17,000 Bbls, 35,000 Bbls, 6,000 Bbls and 8,000 Bbls, respectively. Production declines were partially offset with new wells and the additional interests acquired in the Diamond M area in June 2008, where volumes show an increase of approximately 31,000 Bbls. The decrease in production caused a decrease in revenues of approximately $(2.3) million for the Current Period.
Natural gas revenues
     Average realized natural gas prices increased $2.64 per Mcf, or 43%, to $8.78 per Mcf in the Current Period, over the Comparable Period. The price increase caused an increase in revenue of approximately $22.0 million. Natural gas production increased 59% which was attributable to new wells in our New Mexico and Barnett Shale areas increasing production approximately 3.4 Bcf, partially offset by natural declines in our other producing areas. The increase in natural gas volumes increased revenues approximately $19.0 million in the Current Period.
Cost and Expenses

	Nine months ended September 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		($ in thousands)
Lease operating expense	$21,772	$16,420	$5,352	33%
Production taxes	8,121	3,696	4,425	120%
Production tax refund	—	(1,209)	1,209	N/A
General and administrative	8,958	7,737	1,221	16%
Depreciation, depletion and amortization	31,386	21,680	9,706	45%

Total	$70,237	$48,324	$21,913	45%

Lease operating expense
     Lease operating costs increased approximately $5.4 million, or 33%, to $21.8 million during the Current Period, from $16.4 million in the Comparable Period. Lifting cost (excluding production taxes) increased to $10.14 per BOE for the Current Period, compared to $9.83 per BOE in the Comparable Period. The increase was due primarily to higher workover expenses from casing repairs in the Fullerton area and an increase in overall cost from new wells in the New Mexico Wolfcamp, Barnett Shale areas and the additional Diamond M interests acquired in June 2008. Ad valorem taxes increased in the Current Period by approximately $929,000 over the Comparable Period due to an overall increase in our producing property values.
Production taxes
     Production tax increased $4.4 million, in the Current Period, over the Comparable Period primarily due to a $76.3 million increase in revenue.  Production taxes were 5.2% of revenue for the Current Period compared to 4.6% of revenue for the Comparable Period. The increase is related to higher natural gas production and higher tax rates in the New Mexico area. Production taxes in future periods will be a function of product mix, production volumes, product prices and tax rates.
     A production tax refund was received in June 2007 in the amount of $1.2 million for gas production taxes on non-operated wells in the Wilcox area of south Texas for production during the period from March 2005 through January 2007.  These refunds were received by the operator of these wells after the operator’s

(30)

application for tax abatement was approved by state regulatory agencies.  The reduction in our production tax expense was recognized only when approval of the application for tax abatement was granted by the state.
General and Administrative
     Total general and administrative expenses increased 16%, or approximately $1.2 million, in the Current Period, over the Comparable Period. This increase was primarily due to increased stock based compensation expense of approximately $857,000, and an increase in staffing and salary cost of approximately $604,000 over the Comparable Period. General and administrative expenses capitalized to the full cost pool were $1.3 million in the Current Period compared to $1.1 million in the Comparable Period. On a BOE basis, general and administrative costs decreased to $4.17 per BOE in the Current Period from $4.63 per BOE in the Comparable Period.
Depreciation, depletion and amortization
     Depreciation, depletion and amortization expense increased 45%, or $9.7 million, in the Current Period, over the Comparable Period. Total depreciation, depletion and amortization expense per BOE was $14.61 for the Current Period and $12.98 for the Comparable Period. This increase is primarily attributable to an overall increase in actual and anticipated drilling costs and related oilfield service costs. Increased cost levels affect both the depletable amounts of capitalized costs in 2008 and the depletion attributable to amounts of estimated future development costs on proved undeveloped properties. Our drilling over the past year and our future drilling plans are focused on our natural gas resource projects which have higher associated per BOE drilling and development costs than our drilling projects in the Permian Basin of west Texas and onshore gulf coast of south Texas due to the use of horizontal drilling and multi-stage stimulation techniques. These factors, when combined with the increase in the absolute level of our capital expenditures during this time period, have led to a significant increase in our depletion rate per BOE.
Other income (expense)

	Nine months ended September 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		($ in thousands)
Loss on derivatives not classified as hedges	$(27,834)	$(11,161)	$(16,673)	149%
Interest and other income	85	163	(78)	(48)%
Interest expense, net	(17,025)	(13,449)	(3,576)	27%
Cost of debt retirement	(102)	(760)	658	(87)%
Other expense	(12)	(91)	79	(87)%
Equity in gain (loss) of pipelines and gathering system ventures	380	(663)	1,043	(157)%

Total	$(44,508)	$(25,961)	$(18,547)	71%

Loss on derivatives not classified as hedges
     We recorded a loss of $(27.8) million in the Current Period for derivatives not classified as hedges, as compared to a loss of $(11.2) million for the Comparable Period. The greatest impact was a result of lower fair market value for our settled tranches during the Current Period compared to the fair market value recorded at the beginning of the Current Period and an increase in crude oil prices during the Current Period for unsettled tranches. We also added new contracts during the Current Period that showed a gain to partially offset the loss. We settled in cash a net payment of $36.3 million in derivative contracts during the Current Period. See Note 6 to Consolidated Financial Statements.

(31)

Interest expense
     Interest expense increased approximately $3.6 million. The Current Period included higher interest expense of approximately $2.7 million primarily due to higher average outstanding debt balances over the Comparable Period. Capitalized interest for the Current Period was approximately $67,000 and $393,000 for the Comparable Period. Our weighted average interest rate decreased to 8.32% for the Current Period, from 8.79% for the Comparable Period.
     In the Comparable Period we wrote-off the unamortized bank fees of $(760,000) associated with the Second Lien Term Loan that was retired in July 2007.
Equity in gain (loss) of pipelines and gathering system ventures
     For the Current Period, our equity investments recorded a gain of $380,000. This gain compares to a loss of $(663,000) for the Comparable Period. This increase in earnings of approximately $1.0 million is the result of increased volumes flowing through the Hagerman Gas Gathering System Joint Venture during the first part of the Current Period.
     In June 2008, we acquired all of the assets of the Hagerman Gas Gathering System. The results of operations of the Hagerman Gas Gathering System are now included in our operating income and not as an equity gain/loss item in our Consolidated Statement of Operations. See Note 10 to Consolidated Financial Statements.
Income taxes, deferred
     Income tax expense was $14.7 million in the Current Period, compared to an expense of $2.0 million in the Comparable Period. Income tax expense for 2008 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes.
Basic and diluted net income
     We had basic net income per share of $0.65 and $0.10 and diluted net income per share of $0.64 and $0.09 for 2008 and 2007, respectively. Basic weighted average common shares outstanding increased from approximately 37.8 million shares in the Comparable Period to approximately 41.4 million shares in Current Period. Diluted weighted average common shares outstanding increased from approximately 38.8 million shares in the Comparable Period to approximately 41.8 million shares in the Current Period. The increase was primarily due to our public offering of 3.0 million shares of common stock in December 2007, the exercise of employee and nonemployee stock options in 2007 and 2008 and warrant exercises in 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Our capital resources consist primarily of cash flows from our oil and natural gas properties and bank borrowings supported by our oil and natural gas reserves. Our level of earnings and cash flows depend on many factors, including the prices we receive for oil and natural gas we produce.
     Our working capital deficit decreased approximately $(3.8) million as of September 30, 2008, compared with December 31, 2007. Current liabilities exceeded current assets by approximately $29.5 million at September 30, 2008. The working capital deficit decrease was due to a decrease in current derivative obligations of approximately $(8.9) million, an increase in accounts receivable of approximately $4.1 million and an increase in derivative assets of approximately $4.0 million partially offset by an increase in accounts payable of approximately $11.0 million and a decrease in deferred tax assets of approximately $(4.4) million.
     We incurred net property costs of approximately $173.0 million for the nine months ended September 30, 2008, compared to $111.5 million for the same period in 2007. The increase is primarily

(32)

related to drilling activity in the Barnett Shale and in the New Mexico Wolfcamp areas, as well as acquisitions in our core properties. Included in our property basis for the nine months of 2008 and 2007 were net changes in asset retirement costs of approximately $626,000 and $(505,000), respectively. See Note 8 to Consolidated Financial Statements.
     Our capital investment budget will be funded from our estimated operating cash flows and our bank borrowings. If our cash flows and bank borrowings are not sufficient to fund all of our estimated capital expenditures, we may fund any shortfall with proceeds from the sale of our debt or equity securities, reduce our capital budget or effect a combination of these alternatives. The amount and timing of our expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors. In response to recent market conditions, we have revised our 2008 capital expenditures downward from $171.6 million to $153.9 million.
     If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future drilling projects. We may, from time to time, seek additional financing, either in the form of increased bank borrowings, sale of debt or equity securities or other forms of financing and there can be no assurance as to the availability of any additional financing upon terms acceptable to us. To strengthen our liquidity in the current market environment we drew an additional $62.5 million against the revolving credit facility during the month of October 2008. See Note 12 – Subsequent Events.
     Stockholders’ equity at September 30, 2008 was $265.1 million, as compared to $235.3 million at December 31, 2007. The increase is primarily attributable to our net income of approximately $26.7 million.
Bank Borrowings
     In the past, we have maintained two separate credit facilities. One of these credit facilities is our Fourth Amended and Restated Credit Agreement, dated May 16, 2008, or “Revolving Credit Agreement”, with a group of bank lenders which provide us with a revolving line of credit having a “borrowing base” limitation of $230.0 million at September 30, 2008. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $600.0 million or the borrowing base established by the lenders. At September 30, 2008, the principal amount outstanding under our revolving credit facility was $162.5 million, excluding $445,000 reserved for our letters of credit.
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
     As of September 30, 2008, our group of bank lenders included Citibank, N.A., BNP Paribas, Compass Bank, Comerica Bank, Bank of Scotland plc, Texas Capital Bank, N.A. and Western National Bank.

(33)

     Loans made to us under this revolving credit facility bear interest at the base rate of Citibank, N.A. or the “LIBOR” rate, at our election. Generally, Citibank’s base rate is equal to its “prime rate” as announced by it from time to time.
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
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.75%. At September 30, 2008, our base rate, plus the applicable margin, was 5.0% on $162.5 million, the outstanding principal amount of our revolving loan on that same date.
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
     As of September 30, 2008 we were in compliance with our Revolving Credit Agreement.
     As a result of recent conditions in the capital markets and all of the surrounding uncertainties, we concluded that it would be prudent to draw an additional $62.5 million under our line of credit in order to assure availability of and access to these funds. However, in view of the difficulties experienced by many banking institutions, it is possible that we could also become exposed to certain risks faced by our bank lenders, including legal, political, regulatory, operational and other risks. We depend on our ability to withdraw funds on short notice to meet our obligations. A lender’s insolvency or inability to continue participating in our syndicate of banks in the ordinary course of business could have a material adverse effect on our financial condition and results of operations. Our lender group at September 30, 2008 was made up of seven lenders, and no one lender held more than 24% of the facility at September 30, 2008.

(34)

     On October 31, 2008, we entered into a First Amendment to our Fourth Amended and Restated Credit Agreement. Generally, the amendment increases our annual interest rate by one-fourth of one percent (.25%). Loans made to us under our revolving credit facility bear interest at the base rate of Citibank, N.A. or the “LIBOR” rate, at our election. The base rate is generally equal to the sum of (a) Citibank’s “prime rate” as announced by it from time to time and (b) a specified Base Rate Margin, the amount of which depends upon the outstanding principal amount of our loans. The LIBOR rate is generally equal to the sum of (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered in one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a specified Libor Margin percentage, the amount of which depends upon the outstanding principal amount of our loans. In the First Amendment, the “Base Rate Margin” was amended from zero percent per annum to:
•	one-fourth of one percent (.25%) when the borrowing base usage is equal to or greater than 75%; and

•	zero percent when the borrowing base usage is less than 75%.

In addition, the “Libor Margin” was amended to mean:

•	2.75% when the borrowing base usage is equal to or greater than 75%;

•	2.50% per annum when the borrowing base usage is equal to greater than 50% but less than 75%; and

•	2.25% per annum when the borrowing base usage is less than 50%.
     The amendment also established our borrowing base at $230 million, which is the same as our previous borrowing base.
     Our bank lenders at October 31, 2008 include Citibank, N.A., BNP Paribas, Compass Bank, Bank of Scotland plc, Bank of America, N.A., Texas Capital Bank, N.A., Western National Bank and West Texas National Bank. None of the bank lenders held more than 21% of the facility at October 31, 2008.
     Senior Notes
     On July 31, 2007, we completed a private offering of unsecured senior notes, or the “senior notes”, in the principal amount of $150.0 million. At September 30, 2008, the carrying value of our senior notes was $145.8 million. The senior notes mature on August 1, 2014 and bear interest at 10.25%, per annum, which is payable semi-annually beginning on February 1, 2008. Prior to August 1, 2010, we may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 we may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. Generally, the “make-whole” premium is an amount equal to the greater of (a) 1% of the principal amount of the senior notes being redeemed and (b) the excess of the present value of the redemption price of such notes as of August 1, 2011 plus all required interest payments due through August 1, 2011 (computed at a discount rate equal to a specified U.S. “Treasury Rate” plus 50 basis points), over the principal amount of the senior notes being redeemed.
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
     As of September 30, 2008 we were in compliance with our Senior Notes Agreement.

(35)

     Interest Accrued
     For the Current Period, the aggregate interest accrued under our Revolving Credit Agreement and our senior notes was approximately $16.2 million. Bank fees and note discount amortization was approximately $986,000 for the Current Period and interest capitalized was approximately $67,000.
Commodity Price Risk Management Transactions and Effects of Derivative Instruments
     The purpose of our derivative transactions is to provide a measure of stability in our cash flows. The derivative trade arrangements we have employed include collars, costless collars, floors or purchased puts, and oil, natural gas and interest rate swaps.
     At September 30, 2008 we had no derivatives in place that were designated as cash flow hedges. All commodity derivative contracts at September 30, 2008 were accounted for by “mark-to-market” accounting whereby changes in fair value were charged to earnings. Changes in the fair values of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in “Other income (expense), net”. To the extent these trades relate to production in 2008 and beyond, and oil prices increase, we will report a loss currently, but if there are no further changes in prices, our revenue will be correspondingly higher (than if there had been no price increase) when the production is sold.
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
     During periods of market disruption, including periods of volatile oil and gas prices, rapid credit contraction or illiquidity, it may be difficult to value certain of our derivative instruments if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with observable data that become illiquid due to the current financial environment. In such cases, more derivative instruments may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in valuations with less certainty. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
     Management of risk requires, among other things, policies and procedures to record properly and verify a number of transactions and events. We have devoted resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated and our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business. See “Quantitative and Qualitative Disclosures About Market Risk” under Item 3 in this Form 10-Q and in our 2007 Form 10-K.

(36)

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
     The following table is a summary of significant contractual obligations as of September 30, 2008:

	Obligation Due in Period
	Three months
	ending
	December 31,	Years ending December 31,				After
Contractual Cash Obligations	2008	2009	2010	2011	2012	5 years	Total
			(in thousands)
Revolving Credit Facility (secured)(1)	$2,042	$8,125	$8,125	$8,125	$8,147	$170,625	$205,189
Senior Notes (unsecured)(2)	—	15,375	15,375	15,375	15,375	180,750	242,250
Office Lease (Dinero Plaza)	67	271	107	31	—	—	476
Asset retirement obligations(3)	662	223	44	91	33	4,785	5,838
Derivative Obligations	9,198	16,748	14,691	226	—	—	40,863
Put premium obligations(4)	—	646	1,378	1,689	—	—	3,713

Total	$11,969	$41,388	$39,720	$25,537	$23,555	$356,160	$498,329

(1)	Outstanding principal of $162.5 million due December 31, 2013 and estimated interest obligation calculated using the interest rate at September 30, 2008 of 5.0%. See Note 12 — Subsequent Events.

(2)	Outstanding principal of $150.0 million due August 1, 2014 and interest obligation calculated at an interest rate of 10.25%.

(3)	Assets retirement obligations of oil and natural gas assets, excluding salvage value and accretion.

(4)	The put premium obligations above rep resent the undiscounted obligation to our counterparty. We have recognized $45,000 of interest for the nine months ended September 30, 2008 and will recognize $343,000 interest associated with the put premium obligations over the remaining life of the contracts.
     At September 30, 2008, we had no off-balance sheet debt or other off-balance sheet arrangements.
Trends and Outlook
     Our business is influenced by trends that affect the oil and gas industry. In particular, recent declines in oil and natural gas prices and recent economic trends could adversely affect our business, liquidity, results of operations and financial conditions.
     Our business is increasingly subject to the adverse trends that have taken place in the global capital markets recently. The recent events in the credit and stock markets indicate a high likelihood of a continuation of, and probable further expansion of, the economic weakness in the U.S. economy that began over one year ago. The spillover of deepening fears about our banking system may adversely impact investor confidence in us, our banking relationships, and the liquidity and financial condition of third parties with whom we conduct operations.
     We expect to face the continuing challenges of weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various financial issuers, unresolved issues with structured investment vehicles, deleveraging of financial institutions and hedge funds and dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, defaults, market liquidity, declines in equity prices, and the strengthening or

(37)

weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our liquidity, results of operations, financial condition or cash flows through realized losses, and impairments.
     In response to current market conditions, we have:
•	revised our 2008 capital expenditures downward from $171.6 million to $153.9 million, of which:
•	$14.2 million is associated with a 9 gross (9.0 net) well decrease in our previously planned drilling activity in the New Mexico Wolfcamp project;

•	$2.3 million is associated with the deferral of 3 gross (2.6 net) wells in the Diamond M Canyon Reef project due to the unavailability of a drilling rig until November 15, 2008; and

•	$1.2 million is associated with the deferral of 3 gross (2.9 net) wells in the Utah/Colorado project due to delays in permitting;
•	adopted a less aggressive capital expenditure budget of $118.8 million for 2009;

•	drawn an additional $62.5 million under our Revolving Credit Agreement and invested the majority of the $62.5 million in a demand deposit money market account for the purpose of strengthening our liquidity; and

•	requested that our bank lenders not increase our borrowing base at the present time because of the associated interest rate and fee increases that our lenders advised us would accompany any such borrowing base increase.
     The oil and natural gas industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of oil and natural gas reserves. Historically, our capital expenditures have been financed primarily with:
•	internally generated cash from operations;

•	proceeds from bank borrowings; and

•	proceeds from sales of equity and debt securities.
     The continued availability of these capital sources depends upon a number of variables, including:
•	our proved reserves;

•	the volumes of oil and natural gas we produce from existing wells;

•	the prices at which we sell oil and natural gas;

•	our ability to acquire, locate and produce new reserves; and

•	events occurring within the global capital markets.
     Each of these variables materially affects our borrowing capacity. We may from time to time seek additional financing in the form of:
•	increased bank borrowings;

•	additional sales of our debt or equity securities;

•	sales of non-core properties;

•	other forms of financing; or

(38)

•	a combination of the above.
     Except for the revolving credit facility we have with our bank lenders, we do not currently have any agreements for any future financing and there can be no assurance as to the availability or terms of any such future financing.
     Oil and Natural Gas Price Trends
     Changes in oil and natural gas prices significantly affect our revenues, financial condition, cash flows and borrowing capacity. Markets for oil and natural gas have historically been volatile and we expect this trend to continue. Prices for oil and natural gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our control. Although we are unable to accurately predict the prices we receive for our oil and natural gas, any significant or sustained declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. A decline in oil or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. See Note 12 – Subsequent Events.
     Our capital expenditure budgets are highly dependent on future oil and natural gas prices.
     For the nine months ended September 30, 2007, the average realized sales price for our oil and natural gas was $47.86 per BOE. For the nine months ended September 30, 2008, our average realized price was $72.73 per BOE.
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
     Lease Operating Expense Trends
     The level of drilling, workover and maintenance activity in the primary areas in which we operate and produce continues at a historically high level. Service rates charged by oil field service companies have increased significantly during recent periods and electrical cost has also increased. These increased cost levels have affected our per BOE lease operating expense. While we do not expect the rate of increase of service costs to continue at the same pace as in recent periods, further increases are possible and could significantly impact our lease operating expense.

(39)

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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.
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

(40)

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

(41)

     We have based these forward-looking statements on our current assumptions, expectations and projections about future events.
     We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” “present value,” “future” or “reserves” or other similar words to identify forward-looking statements. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:
•	difficult and adverse conditions in the global and domestic capital and credit markets;

•	continued volatility and further deterioration of the capital and credit markets;

•	uncertainty about the effectiveness of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions;

•	the impairment of financial institutions;

•	exposure to financial and capital market risk;

•	changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital and generate operating cash flow;

•	unanticipated changes in industry trends;

•	fluctuations in prices of oil and natural gas;

•	dependent on key personnel;

•	reliance on technological development and technology development programs;

•	demand for oil and natural gas;

•	losses due to potential or future litigation;

•	future capital requirements and availability of financing;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	competition;

•	general economic conditions;

•	governmental regulations and liability for environmental matters;

•	receipt of amounts owed to us by purchasers of our production and counterparties to our hedging contracts;

•	hedging decisions, including whether or not to hedge;

•	events similar to 911;

•	actions of third party co-owners of interests in properties in which we also own an interest; and

(42)

•	fluctuations in interest rates and availability of capital.
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
     Before you invest in our common stock, you should be aware that there are various risks associated with an investment. We have described some of these risks under Item 1A. Risk Factors on page 48 of this Quarterly Report and under “Risks Related to Our Business” beginning on page 13 of our Form 10-K for the year ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following quantitative and qualitative information is provided about market risks and derivative instruments to which we were a party at September 30, 2008, and from which we may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.
Interest Rate Sensitivity as of September 30, 2008
     Although we are currently protected from interest rate volatility up to $250.0 million through our senior notes and our interest rate swaps, we are exposed to interest rate volatility on lending above this level. Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related interest rates by expected maturity dates. Refer to Note 3 of the Consolidated Financial Statements for further discussion of our debt that is sensitive to interest rates.

					2012 and
	2008	2009	2010	2011	after	Total
		($ in thousands, except interest rates)
Revolving Credit Facility (secured)	$—	$—	$—	$—	$162,500	$162,500
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%
Senior notes	$—	$—	$—	$—	$150,000	$150,000
Average interest rate	10.25%	10.25%	10.25%	10.25%	10.25%
     At September 30, 2008, we had outstanding bank loans in the aggregate principal amount of $162.5 million at a base interest rate of 5.0%, including applicable margin. Under our revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate or the LIBOR rate, plus a margin ranging from 2.00% to 2.50% per annum, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 4.75%. A change in the interest rate of one percent could cause an approximate $600,000 change in interest expense on an annual basis on the current amount of borrowings, when factoring in the interest rate protection we have with our interest rate swaps.
     At September 30, 2008, we had outstanding senior notes in the aggregate principal amount of $150.0 million bearing interest at a rate of 10.25% per annum. The carrying value of our 10.25% senior notes at September 30, 2008 was approximately $145.8 million. Interest on our senior notes and their carrying value are not affected by changes in interest rates.
     We have employed fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contract. These contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. As of September 30, 2008, the fair market value of these interest rate swaps was a liability of approximately $2.4 million.

(43)

     A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at September 30, 2008 follows:

		Weighted Average	Estimated
	Notional	Fixed	Fair
Period of Time	Amounts	Interest Rates	Market Value
	($ in millions)		($ in thousands)
October 1, 2008 thru December 31, 2008	$100	4.86%	$(264)
January 1, 2009 thru December 31, 2009	$100	4.22%	(1,084)
January 1, 2010 thru December 31, 2010	$100	4.71%	(822)
January 1, 2011 thru December 31, 2011	$100	4.60%	(227)

Total Fair Market Value			$(2,397)

Commodity Price Sensitivity
     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. NYMEX closing oil prices ranged from a low of $56.59 per barrel to a high of $83.32 per barrel during the nine months ended September 30, 2007. NYMEX closing natural gas prices during the nine months ended September 30, 2007 ranged from a low of $5.38 per Mcf to a high of $8.19 per Mcf. During the nine months ended September 30, 2008 NYMEX closing oil prices ranged from a low of $87.14 to a high of $145.29. NYMEX closing natural gas prices during the nine months ended September 30, 2008 ranged from a low of $7.22 per Mcf to a high of $13.58 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of September 30, 2008, we had employed costless collars, puts and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
     At September 30, 2008 we had crude oil collar, put and swap derivative contracts in place covering future oil production of approximately 1.7 million barrels. Crude oil futures prices have continued to decrease since September 30, 2008. If prices stay at current levels, the settlement price will be within the price range of the collar contracts, thus allowing for no cash payment at settlement date for either the company or our counterparties. In addition at current price levels, the settlement price will cause our counterparty to pay us at settlement date for our put contracts. However, we will continue to make payment at settlement date for our swap contracts. The swap contracts are set to expire at December 31, 2008.
     At September 30, 2008 we had natural gas collar derivative contracts in place covering future natural gas production of approximately 4.2 Bcf. Natural gas futures prices have continued to decrease since September 30, 2008 and if prices stay at current levels, the company anticipates that we will either make no cash payment or we will receive payment from our counterparties for these natural gas derivative contracts at settlement date.
     Changes in commodity prices will affect the fair value of our derivative contracts as recorded on our balance sheet during future periods and, consequently, our reported net earnings. The changes in the recorded fair value of the commodity derivatives are marked to market through earnings. If commodity prices decrease, this commodity price change will have a positive impact to our earnings. Conversely, if

(44)

commodity prices increase, this commodity price change will have a negative effect on earnings. Each derivative contract is evaluated separately to determine its own fair value. Due to the current volatility of both crude oil and natural gas prices, we are currently unable to estimate the effects on earnings in future periods, but based on the volume of our future oil and gas production covered by commodity derivative contracts, the effects may be material.
     Descriptions of our active commodity derivative contracts as of September 30, 2008 are set forth below:
     Put Options. Puts are an option to sell an asset. For any put transaction, the counterparty is required to make a payment to the Company if the reference floating price for any settlement period is less than the put or floor price for such contract.
     In June 2008, we entered into multiple put contracts with BNP Paribas. In lieu of making premium payments for the puts at the time of entering into our put contracts, we deferred payment until the settlement dates of the contracts. Future premium payments will be netted against any payments that the counterparty may owe to us based on the floating price. Due to the deferral of the premium payments, we will pay a total amount of premiums of $3.713 million which is $388,000 greater than if the premiums had been paid at the time of entering into the contracts. The $388,000 difference is recorded as a discount to the put premium obligations and recognized as interest expense over the terms of the contracts using the interest method. Through September 30, 2008, we have accrued $45,000 to interest expense. Accordingly, the balance of the put premium obligations at September 30, 2008 including accrued interest is $3.370 million.
     A summary of our put positions at September 30, 2008 is as follows:

			Estimated
	Barrels of		Fair Market
Period of Time	Oil	Floor	Value
			($ in thousands)
January 1, 2009 through December 31, 2009	109,500	$100.00	$1,470
January 1, 2010 through December 31, 2010	134,100	$100.00	2,083
January 1, 2011 through December 31, 2011	146,000	$100.00	2,314

Total Fair Market Value			$5,867

     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     A summary of our collar positions at September 30, 2008 is as follows:

				Estimated
	Barrels of	NyMex Oil Prices		Fair Market
Period of Time	Oil	Floor	Cap	Value
				($ in thousands)
October 1, 2008 thru December 31, 2008	87,400	$63.42	$83.86	(1,581)
January 1, 2009 thru December 31, 2009	620,500	$63.53	$80.21	(15,664)
January 1, 2010 thru October 31, 2010	486,400	$63.44	$78.26	(13,869)

	M M Btu of	WAHA Gas Prices
	Natural Gas	Floor	Cap
October 1, 2008 through December 31, 2008	920,000	$7.38	$9.28	1,793
January 1, 2009 through December 31, 2009	3,285,000	$7.06	$9.93	1,534

Total Fair Market Value				$(27,787)

(45)

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
     A recap for the period of time, number of barrels, swap prices and fair market values as of September 30, 2008 for these swaps follows:

			Estimated
	Number of	NyMex Oil	Fair Market
Period of Time	Barrels of Oil	Swap Price	Value
			($ in thousands)
October 1, 2008 thru December 31, 2008	110,400	$33.37	(7,353)

ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by our management, with the participation of our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer), in accordance with rules of the Securities Exchange Act of 1934, as amended. Based on that evaluation, Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to ordinary routine litigation incidental to our business.
     On April 14, 2008, we were added as a defendant to a lawsuit filed in 2007, styled Brady Briscoe vs. Capstar Drilling, L.P. (“Capstar”), Cause No. 21,287, in the 259th District Court of Jones County, Texas. The plaintiff has alleged that he was injured as the result of an accident while he was working, as an employee of an unrelated third party, on a drilling rig operated by Capstar. Capstar was conducting drilling operations for us. The plaintiff has asserted general allegations of negligence as to Capstar and, specifically, a failure to properly equip its drilling rig, further alleging we were in charge of the drilling rig and the operational details of the plaintiff’s work. The plaintiff has sued for an amount of actual damages of up to $15.0 million, together with pre-judgment interest, post-judgment interest and exemplary damages. Capstar recently settled with the plaintiff and Capstar has been dismissed from the lawsuit. If judgment is entered against us, we would be entitled to a credit for the amount that the plaintiff has already received from Capstar.

(46)

     Even though we cannot predict the ultimate outcome of this matter, we believe we have meritorious defenses and intend to vigorously contest this lawsuit. We have not established a reserve with respect to the plaintiff’s claims.
     On March 24, 2008, a lawsuit was filed in the 24th District Court of Jackson County, Texas, against us and twenty-two other defendants in Cause No. 07-6-13069, styled “Tony Kubenka, Carolyn Kubenka, Dennis J. Kallus, David J. Kallus, Mary L. Kallus, Patricia Kallus, Nova Deleon, Janie Figuerova, and Larkin Thedford, Plaintiffs v. Tri-C Resources, Inc., Marie S. Adian, Laura E. Adian, Glenn A. Fiew, Lynn Kramer, Debra Boysen, Carol J. Gleason, Alana Sue Curlee, Connie W. Marthiljohni, Claire E. Adian, Zachary D. Adian, Donald R. Starkweather, Inc., D.A. Webernick, Danette Bundick, Johnny A. Webernick, Donna Gail Glover, Sherry Shulze, William H. Webernick, Jr., TAC Resources, Inc., New Century Exploration, Inc., Allegro Investments, Inc., Parallel Petroleum Corporation and Welper Interests, LP”.
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

(47)

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
ITEM 1A. RISK FACTORS
     You should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our annual Report on Form 10-K for 2007. Except as set forth below, there have been no material changes during the quarter ended September 30, 2008, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for 2007.
     General economic conditions could adversely impact our capital expenditure program which would affect our results of operations.
     A further slowdown in the U.S. economy or other economic conditions affecting capital markets, such as declining oil and gas prices, failing or weakened financial institutions, inflation, deteriorating business conditions, interest rates and tax rates, may adversely affect our business and financial condition by reducing overall public confidence in our financial strength, by causing us to further reduce our capital expenditure program and curtail planned drilling activities or by causing the oil field service sector of the domestic oil and gas industry to reduce equipment, labor and services that would otherwise be available to us. Further, some of our properties are operated by third parties whom we depend upon for timely performance of drilling and other contractual obligations and, in some cases, for distribution to us of our proportionate share of revenues from sales of oil and gas we produce. If current economic conditions adversely impact our third party operators, we are exposed to the risk that drilling operations or revenue disbursements to us could be delayed. This “trickle down” effect could significantly harm our business, financial condition and results of operation.
     Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
     The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.
     We need liquidity to pay our operating expenses and interest on our debt. Without sufficient liquidity, we could be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity have been cash flow from our operations, bank borrowings and proceeds from the sale of our debt and equity securities.
     If cash flow from operations and bank borrowings do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the exploration and production segment of the oil and gas industry, our credit ratings and credit capacity, and the possibility that our lenders could develop a negative perception of our long or short-term financial prospects if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if rating agencies take negative actions against us. Our internal sources of

(48)

liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
     Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our drilling operations. Such market conditions may limit our ability to: replace, in a timely manner, oil and gas reserves that we produce; meet maturing liabilities; generate revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue more debt or equity securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly impair financing alternatives available to us. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.
     Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.
     Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.
Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, capital markets have experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probabilities of default. These events and the continuing market upheavals may have an adverse effect on us because our liquidity and ability to fund our capital expenditures is dependent in part upon our bank borrowings and access to the public capital markets. Our revenues are likely to decline in such circumstances. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
     Factors such as business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower corporate earnings and lower business investment, our operations could be negatively impacted. Purchasers of our oil and gas production may delay or be unable to make timely payments to us. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.
     There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

(49)

     In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
     The impairment of financial institutions could adversely affect us.
     We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the commercial banking industry. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to our secured bank borrowings, our credit risk may be exacerbated when the collateral held by our lenders cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan due to it.
     If the counterparties to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.
     We use derivative instruments to mitigate our risks in various circumstances. We enter into a variety of derivative instruments, including swaps, puts and collars with a number of counterparties. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2007 Form 10-K. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such failure could have a material adverse effect on our financial condition and results of operations. We cannot provide assurance that our counterparties will honor their obligations now or in the future. A counterparty’s insolvency, inability or unwillingness to make payments required under terms of derivative instruments with us could have a material adverse effect on our financial condition and results of operations. At the date of filing this Form 10-Q Report with the Securities and Exchange Commission, our counterparties included Citibank, N.A. and BNP Paribas. As of September 30, 2008, we had a net derivative liability to Citibank, N.A. of $21.6 million and a net derivative liability to BNP Paribas of $13.4 million.
     The fluctuation and volatility of oil and natural gas prices may adversely affect our business, the value of our mineral properties, our revenues and profitability.
     Our business, the value of our oil and natural gas properties and our revenues and profitability are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Volatile oil and natural gas prices make it difficult to estimate the value of producing properties for acquisition and often causes disruption in the market for acquiring oil and natural gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for acquisitions, development and exploitation projects. From September 30, 2006 thru September 30, 2008, oil prices have fluctuated from a low of approximately $51 to a high of approximately $145 per barrel for oil traded on the New York Mercantile Exchange (NYMEX). Subsequent to June 30, 2008, the prices of oil and natural gas traded on NYMEX have declined significantly. Between June 30, 2008 and October 27, 2008, oil prices have fallen 55% from $140 per barrel to $63.22 per barrel, and gas prices have fallen 54% from $13.35 per Mcf to $6.12 per Mcf. If commodity prices continue to decline to the point of reaching or falling below breakeven profitability levels, our financial condition and results of operation would be materially

(50)

and adversely affected. In addition, any further and extended decline in the price of oil and natural gas could have an adverse effect on our business, the value of our properties, our borrowing capacity, revenues, profitability and cash flows from operations.
ITEM 6. EXHIBITS
(a) Exhibits
     The following exhibits are filed herewith or incorporated by reference, as indicated:

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

(51)

No.	Description of Exhibit

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.11):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

(52)

No.	Description of Exhibit

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.8	2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated March 27, 2008)

10.9	Form of Nonqualified Stock Option Agreement for nonqualified stock options granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.10	Form of Outside Director Stock Award Agreement for stock awards granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.11	Form of Outside Director Restricted Stock Agreement for restricted stock grants under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.12	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.13	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.14	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.15	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.16	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.17	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.18	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

(53)

No.	Description of Exhibit

10.19	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.20	Purchase and Sale Agreement, dated as of October 14, 2005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.21	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.22	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.23	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.24	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.25	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.26	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.27	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.28	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.29	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

(54)

No.	Description of Exhibit

10.30	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.31	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

10.32	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P. (Incorporated by reference to Exhibit 10.28 of Form 10-K of the Registrant for the fiscal year ended December 31, 2007)

10.33	Fourth Amended and Restated Credit Agreement, dated as of May 16, 2008, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland plc, and Texas Capital Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2008)

*10.34	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 31, 2008, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Filed herewith.

(55)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION
BY: /s/ Larry C. Oldham
Date: November 3, 2008	Larry C. Oldham
President and Chief Executive Officer

Date: November 3, 2008	BY: /s/ Steven D. Foster
Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A.

No.	Description of Exhibit

(Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.11):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Merrill Lynch, Pierce, Fenner & Smith Incorporated Prototype Simplified Employee Pension Plan (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.3	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.4	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.5	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.6	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.7	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

No.	Description of Exhibit

10.8	2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated March 27, 2008)

10.9	Form of Nonqualified Stock Option Agreement for nonqualified stock options granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.10	Form of Outside Director Stock Award Agreement for stock awards granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.11	Form of Outside Director Restricted Stock Agreement for restricted stock grants under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.12	First Amended and Restated Credit Agreement, dated December 20, 2002, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank and BNP Paribas (Incorporated by reference to Exhibit 10.2 of Form 8-K of the Registrant, dated December 20, 2002)

10.13	Guaranty dated December 20, 2002, between Parallel, L.L.C. and First American Bank, SSB, as Agent (Incorporated by reference to Exhibit 10.3 of Form 8-K of the Registrant, dated December 20, 2002)

10.14	First Amendment to First Amended and Restated Credit Agreement, dated as of September 12, 2003, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, Western National Bank, and BNP Paribas (Incorporated by reference to Exhibit 10.29 of Form 10-Q of the Registrant for the quarter ended September 30, 2003)

10.15	Second Amended and Restated Credit Agreement, dated September 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 27, 2004 and filed with the Securities and Exchange Commission on October 1, 2004)

10.16	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.17	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 27, 2004, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated December 30, 2004 and filed with the Securities and Exchange Commission on December 30, 2004)

10.18	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C., First American Bank, SSB, BNP Paribas, Citibank, F.S.B. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated April 4, 2005 and filed with the Securities and Exchange Commission on April 8, 2005)

10.19	Third Amendment to Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated October 4, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

No.	Description of Exhibit

10.20	Purchase and Sale Agreement, dated as of October 14, 2005, among Parallel, L.P., Lynx Production Company, Inc., Elton Resources, Inc., Cascade Energy Corporation, Chelsea Energy, Inc., William P. Sutter, Trustee, William P. Sutter Trust, J. Leroy Bell, E. L. Brahaney, Brent Beck, Cavic Interests, LLC and Stanley Talbott (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.21	Ancillary Agreement to Purchase and Sale Agreement, dated October 14, 2005, between Parallel, L.P. and Lynx Production Company, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.22	Guarantee of Parallel, L.P., dated October 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.23	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.24	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.25	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.26	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.27	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.28	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.29	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.30	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank,

No.	Description of Exhibit

Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.31	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

10.32	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P. (Incorporated by reference to Exhibit 10.28 of Form 10-K of the Registrant for the fiscal year ended December 31, 2007)

10.33	Fourth Amended and Restated Credit Agreement, dated as of May 16, 2008, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland plc, and Texas Capital Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2008)

*10.34	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 31, 2008, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Filed herewith.