Form 10-K
period 2008-12-31
PARALLEL PETROLEUM CORP
filed 2009-02-23
CIK 750561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number: 000 — 13305
PARALLEL PETROLEUM CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-1971716 (I.R.S. Employer Identification No.)

1004 N. Big Spring, Suite 400 Midland, Texas (Address of Principal Executive Offices	79701 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (432) 684-3727
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value Rights to Purchase Series A Preferred Stock	Nasdaq Global Select Market
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of February 2, 2009 was approximately $99,401,654, based on the closing price of the common stock on the same date.
     At February 17, 2009 there were 41,597,161 shares of common stock outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement to be filed with respect to the annual meeting of stockholders to be held on or about May 20, 2009 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
PARALLEL PETROLEUM CORPORATION

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
     We use the words “may”, “will”, “expect”, “could”, “anticipate”, “estimate”, “believe”, “continue”, “intend”, “plan”, “budget”, “future”, “present value”, “reserves” and other similar words to identify forward-looking statements. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our assumptions and expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:
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
(i)

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
     Before you invest in our common stock or our 10 1/4% senior notes, you should be aware that there are various risks associated with an investment. We have described some of these risks in other sections of this Annual Report on Form 10-K and under “Item 1A. Risk Factors”, beginning on page 17.
     Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we”, “us”, “our”, “Parallel” or “Company” mean the registrant, Parallel Petroleum Corporation and, where applicable, its former consolidated subsidiaries.

(ii)

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
     Throughout this report, we refer to some terms that are commonly used and understood in the oil and natural gas industry. These terms and their meanings are:
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
     Our executive offices are located at 1004 N. Big Spring, Suite 400, Midland, Texas 79701. Our telephone number is (432) 684-3727.
Available Information
     You may read and copy any materials we file with, or furnish to, the Securities and Exchange Commission, or the SEC, at the SEC’s public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including Parallel, that file electronically with the SEC.
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

(1)

furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
     We will provide electronic or paper copies of our SEC filings free of charge upon request made to Cindy Thomason, Manager of Investor Relations, cindyt@plll.com, 1-800-299-3727.
Developments in 2008 and 2009
     Adverse Economic Environment. In the last half of 2008, we, along with others in the oil and gas exploration and production industry, began to feel the “fall-out” of the credit crisis, which is ongoing. During this past year, U.S. equity markets dropped sharply, as evidenced by the trading prices of our common stock. During the period from January 1, 2008 to June 30, 2008, the closing price of our stock ranged from a high of $23.22 to a low of $13.15 per share. During the period from July 1, 2008 to December 31, 2008, the closing price of our stock ranged from a high of $20.79 to a low of $1.61 per share. The landscape for companies such as ours changed drastically as a direct result of market turbulence and declines in the financial sector, and steep declines in the price of oil and natural gas. In anticipation of difficult times in the exploration and production segment of the oil and gas industry, we have reduced our capital expenditure budget, and we declined an increase in our borrowing base. In addition, as a result of recent conditions in the capital markets and all of the surrounding uncertainties, we concluded that it would be prudent to draw an additional $62.5 million under our line of credit in order to assure availability of and access to these funds. However, in view of the difficulties experienced by many banking institutions, it is possible that we could also become exposed to certain risks faced by our bank lenders, including legal, political, regulatory, operational and other risks. We depend on our ability to withdraw funds on short notice to meet our obligations. A lender’s insolvency or inability to continue participating in our syndicate of banks in the ordinary course of business could have a material adverse effect our financial condition and results of operations. For more information about the steps we have taken in response to the recent financial downturn, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Trends and Outlook”.
     Amended and Restated Credit Agreement. In May 2008, we entered into a Fourth Amended and Restated Credit Agreement, or the “Credit Agreement”, with Citibank, N.A., BNP Paribas, Comerica Bank, Compass Bank, Bank of Scotland, plc, Texas Capital Bank, N.A. and Western National Bank.
     The Credit Agreement provided us with a revolving line of credit which had a “borrowing base” limitation of $230.0 million at the time we entered into the Credit Agreement. The total amount that we could borrow and have outstanding at any one time is limited to the lesser of $600.0 million or the “borrowing base” established by the lenders.
     First Amendment to Credit Agreement. On October 31, 2008, we entered into a First Amendment to our Fourth Amended and Restated Credit Agreement, or the “Revolving Credit Agreement”, amending the Credit Agreement from May 2008 described above. Generally, the Revolving Credit Agreement increased our annual interest rate by one-fourth of one percent (.25%). The borrowing base limitation of $230.0 million remained unchanged with the total amount available to borrow and have outstanding at any one time being limited to the lesser of $600.0 million or the “borrowing base” established by the lenders.
     Second Amendment to Credit Agreement. On February 19, 2009, but effective as of December 31, 2008, we entered into a Second Amendment to our Revolving Credit Agreement. Generally, the Second Amendment increased our annual interest rate for Libor loans by one-fourth of one percent (0.25%). In addition, the Second Amendment modified one of the financial covenants that we must comply with. Before the amendment, our ratio of consolidated funded debt to consolidated EBITDA (calculated at the end of each fiscal quarter using the results of the immediately preceding twelve-month period, each a “test period”) was not allowed to exceed 4.00 to 1.00. After the Second Amendment, this

(2)

ratio is not allowed to exceed 4.25 to 1.00 as of December 31, 2008 and for any test period during 2009 and 2010, or 4.00 to 1.00 during the year 2011 and thereafter. See Note 19- “Subsequent Events”.
     The next redetermination of our borrowing base is scheduled to be April 1, 2009. Each borrowing base determination is primarily based upon our then existing quantities of proved oil and gas reserves and commodity prices. However, our lenders are entitled to take into account in their determination of the borrowing base other credit factors that the lenders customarily consider in similar loan facilities, such as cash flow, liabilities, our business and our prospects. Given the current financial crisis in the U.S. economy and the continued uncertainty and volatility in the U.S. capital markets, along with recent declines in oil and gas prices, these other credit factors may become more important to our lenders in their evaluation and determination of any future borrowing base, which could cause any future borrowing base to be lower than expected relative to the value of our oil and gas reserves.
     Our bank lenders at February 2, 2009 included Citibank, N.A., BNP Paribas, Compass Bank, Bank of Scotland plc, Bank of America, N.A., Texas Capital Bank, N.A., Western National Bank and West Texas National Bank. None of the bank lenders held more than 21% of the facility at February 2, 2009. At February 2, 2009, the principal amount outstanding under the revolving credit facility was $225.0 million, excluding $445,000 reserved for our letters of credit; our borrowing base was $230.0 million; and our interest rate was 4.75%, based on Citibank N.A.’s prime rate. For further information regarding our credit facility please refer to Note 11- “Credit Arrangements”.
     Exercise of Warrants. In May 2008, warrants were exercised for a total of 148,757 shares of common stock in a non-underwritten public offering. The shares were issued upon exercise of outstanding warrants that we originally issued in our initial public offering in 1980. Under terms of the warrants, holders of the warrants were entitled to purchase one share of common stock for each warrant exercised. The warrants were exercisable at $6.00 per share on or before May 15, 2008. Net proceeds from the offering, which we used for general corporate purposes, were approximately $796,000. Warrants to purchase 151,273 shares were not exercised and expired by their own terms on May 15, 2008. See Note 13- “Stockholders’ Equity”.
     Acquisitions and Divestitures. In June 2008 we purchased additional interests in our operated Diamond M properties in Scurry County, Texas, effective May 1, 2008. The purchase price of approximately $35.5 million was financed with borrowings under our Credit Agreement. The additional interests acquired represented proved reserves of approximately 2.0 million BOE. The acquired interests consisted of two components, the first component being an 89% working interest in the Base production and reserves, and the second component being a 22.3% working interest in the production and reserves above the Base. The “Base” production and reserves generally means future production and reserves defined by an established base production decline curve as of December 19, 2001. Prior to this acquisition, we did not own an interest in the Base production and reserves but owned a 65.7% working interest in the production and reserves above the Base. This acquisition resulted in an increase in our ownership in the Base production and reserves from zero to an approximate 89% working interest (77% net revenue interest), and an increase in the production and reserves above the Base from a 65.7% working interest to an 88% working interest (76% net revenue interest). See Note 4- “Property Exchange and Acquisitions”.
     Exchange of Senior Notes. In July 2007, we completed a private offering of unsecured senior notes (the “senior notes” or “10 1/4% senior notes”) in the principal amount of $150.0 million. The senior notes mature on August 1, 2014 and bear interest at 10 1/4% which is payable semi-annually beginning on February 1, 2008. Prior to August 1, 2010, we may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 we may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed,

(3)

plus a make-whole premium, plus any accrued and unpaid interest. We agreed to use our reasonable best efforts to exchange the senior notes for registered, freely tradable notes having substantially identical terms to the senior notes, and a registration statement on Form S-4 allowing holders of the “old” senior notes to exchange the “old” senior notes for freely tradable senior notes became effective on January 29, 2008. We completed the exchange of the “old” senior notes for “new” registered, freely tradable senior notes on March 4, 2008. See Note 11- “Credit Arrangements”.
     Barnett Shale Farmout Agreement. On February 11, 2009, we entered into a farmout agreement with Chesapeake Energy Corporation, or “Chesapeake”, related to our approximate 35% interest in the Barnett Shale gas project. Under the farmout agreement, for all wells drilled on our Barnett Shale leasehold from November 1, 2008 through December 31, 2016, we have agreed to assign to Chesapeake 100% of our leasehold in the Barnett Shale, subject to the following terms:
•	all wells drilled from November 1, 2008 through December 31, 2009, and all wells drilled during each succeeding calendar year through 2016 will be treated as a separate project or payout period, creating eight separate projects or payout periods;

•	at the time Chesapeake commences the drilling of a well during one of the payout periods, we will assign to Chesapeake 100% of our leasehold interest within the subject unit or lease, reserving and retaining a 50% reversionary interest that will vest after Chesapeake recovers 150% of its costs for a particular payout period. Until 150% payout has been reached, Chesapeake will fund 100% of our costs for drilling, completing and operating wells during the payout period;

•	on each project, Chesapeake is entitled to receive all revenues from our reversionary interest until Chesapeake receives revenues totaling 150% of the drilling, completion and operating costs Chesapeake incurs in funding our reversionary interest;

•	upon reaching the 150% payout level for a given project, 50% of the interest assigned to Chesapeake will revert back to us;

•	after 150% project payout, we will pay all costs and receive all revenues attributable to our 50% reversionary interest in each project;

•	for wells drilled after January 1, 2017, we will pay all costs and receive all revenues attributable to our 50% reversionary interest; and

•	we will retain all of our interest in wells commenced prior to November 1, 2008, except for 3 wells commenced in late October 2008. We will retain all of our interest in approximately 90 gross (22.4 net) producing wells and 31 gross (9.49 net) wells in progress.
     As non-operator, we do not control the timing of investment in the Barnett Shale gas project. Therefore, we entered into the farmout agreement with Chesapeake. This farmout agreement had a minimal effect on our proved reserves as of December 31, 2008.
     We estimate that our Barnett Shale leasehold acreage operated by Chesapeake and subject to the farmout agreement is approximately 25,600 gross (9,300 net) acres. We anticipate that approximately 61 gross (10.0 net) wells will be drilled and included in the 2009 payout period from November 1, 2008 through December 31, 2009. Payout of each project will depend on drilling and completion costs, timing of completion and pipeline connection to sales, and natural gas prices, among other things.

(4)

2009 Capital Budget
     Our 2009 capital investment budget for properties we owned at February 1, 2009 is estimated to be approximately $29.1 million. The budget will be funded from our estimated operating cash flows. If our cash flows are not sufficient to fund all of our estimated capital expenditures, we may fund any shortfall with bank borrowings and proceeds from the sale of our debt or equity securities or sale of oil and natural gas properties, reduce our capital budget or effect a combination of these alternatives. The amount and timing of our expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors.
     We routinely adjust our capital expenditure budget in response to changes in oil and natural gas prices, drilling and acquisition costs, cash flow, drilling results and borrowing base redeterminations under our revolving credit facility.
Proved Reserves as of December 31, 2008
     Cawley, Gillespie & Associates, Inc., our independent petroleum engineers, estimated the total proved reserves attributable to all of our oil and natural gas properties to be approximately 21.2 MMBbls of oil and approximately 71.8 Bcf of natural gas as of December 31, 2008.
     Approximately 64% of our proved reserves are oil and approximately 64% are categorized as proved developed reserves.
About Our Business and Strategy
     We have positioned our property portfolio on acreage in established geologic trends where we use our engineering, operational, financial and technical expertise to provide consistent long-term production and attractive returns on our investments. We prefer obtaining positions in long-lived oil and natural gas reserves to properties that have shorter reserve lives. We manage financial, reservoir, drilling and geological risks by emphasizing lower-risk acquisition, exploitation, enhancement and development drilling opportunities over higher-risk exploration projects. Furthermore, aggressive application of advanced technologies and production techniques, such as horizontal drilling and multi-stage fracture stimulation techniques have allowed us to achieve productivity in areas that we believe would not have been productive without the use of these advanced technologies and production techniques.
     Our experienced executive management team, together with our technical staff, has significantly grown our asset base, accumulating large acreage positions and working interests in high-quality oil and natural gas properties that demonstrate attractive returns on investment. From 2001 to 2008, we have replaced approximately 337% of our production. For the year ended December 31, 2008, our depletion per BOE was $15.56, and our related lifting costs, excluding production taxes, were $9.98 per BOE. Our long-lived Permian Basin reserves demonstrate shallow decline profiles, high margins, low replacement costs and consistent positive cash flows. We continue to utilize this reliable stream of cash flows from our oil production to support the development of our natural gas resource plays. We believe we are positioned in some of the most attractive areas of both the Barnett Shale and Wolfcamp Carbonate plays. Chesapeake Energy Corporation, or Chesapeake, as the operator of the majority of our interests in the Barnett Shale natural gas resource play, provides substantial operating expertise in the development of this project. We believe we have significant long-term growth potential through the development of our existing core oil and natural gas properties.

(5)

     Approximately 68% of our proved reserves are assigned to our Permian Basin long-lived oil properties and 31% are assigned to our two emerging resource gas projects, the Barnett Shale gas project and the Wolfcamp gas project. As of December 31, 2008, our standardized measure of discounted future net cash flows was $307.9 million. The following table presents proved reserves as of December 31, 2008 by our areas of operation.

	Proved Reserves as of December 31, 2008(1)
	Oil	Natural Gas	Total	% of Total
	(M Bbl)	(M M cf)	(M Boe)	M Boe
Resource projects:
Barnett Shale	—	26,008	4,335	13%
New Mexico Wolfcamp	1	34,742	5,791	18%

Total resource projects	1	60,750	10,126	31%
Permian Basin of West Texas	21,122	8,931	22,610	68%
Onshore Gulf Coast of South Texas	83	2,152	442	1%

Total	21,206	71,833	33,178	100%

(1)	NYMEX prices, as of December 31, 2008, were $44.60 per Bbl and $5.62 per MMBtu.
     In 2008, we spent $230.6 million on oil and natural gas related capital expenditures, which includes $41.5 million for proved acquisitions, and our 2009 capital budget is $29.1 million. We have primarily focused our efforts on achieving substantial growth in our production and proved reserves including our growth gas resource plays in the north Texas Barnett Shale and New Mexico Wolfcamp Carbonate regions. In 2009 we plan to complete 37 gross wells that were in progress at December 31, 2008, drill 7 gross new wells and to perform approximately 22 gross well workovers, or conversions-to-injection. We plan to allocate our $29.1 million capital budget for 2009 as follows:
•	$10.2 million for the completion of wells that were in progress at year-end in our north Texas Barnett Shale project;

•	$5.2 million for the completion of wells that were in progress at year-end, pipeline construction, seismic and leasehold acquisitions in our New Mexico Wolfcamp Carbonate project;

•	$12.1 million for the completion of wells that were in progress at year-end, the drilling and completion of new wells and workovers of existing wells in our Permian Basin of west Texas properties; and

•	$1.6 million for the drilling and completion of new wells in our Yegua/Frio and Cotton Valley Reef projects and lease maintenance on our Utah/Colorado project.
Business Segments
     Our operations are conducted in one business segment, oil and natural gas exploration and production.
Our Strategy
     Our strategy has not changed from prior years; however, the activities and acquisitions described below are being impacted by the adverse economic environment developments discussed above and elsewhere in this Annual Report on Form 10-K.
     Conduct Exploitation Activities on Our Existing Assets. We seek to maximize economic return on our existing assets by maximizing production rates and ultimate recovery, while managing operational efficiency to minimize direct lifting costs. For the year ended December 31, 2008, our lease operating

(6)

expense per BOE produced was approximately $9.98, excluding production taxes. Development and production growth activities include infill and extension drilling of new wells, re-completion, pay adds and re-stimulation of existing wells and implementation and management of enhanced oil recovery projects such as waterflood operations. Operational efficiencies and cost reduction measures include optimization of surface facilities, such as fluid handling systems, gas compression or artificial lift installations. Efficiencies are also increased through aggressive monitoring and management of electrical power consumption, injection water quality programs, chemical and corrosion prevention programs and the use of production surveillance equipment and software. In all instances, a proactive approach is taken to achieve the desired result while ensuring minimal environmental impact.
     Use of Horizontal Drilling and Fracture Stimulation Activities in Gas Resource Plays. We believe the use of horizontal drilling and fracture stimulations has enabled us to develop reserves economically, such as our Barnett Shale and Wolfcamp gas projects. The successful application of these technologies has increased net production in the Wolfcamp to an average of 14.7 MMcf per day and in the Barnett Shale to an average of 10.3 MMcf per day during the quarter ended December 31, 2008 since the inception of these projects. Our current budget calls for the completion of approximately 31 gross (9.5 net) wells that were in progress at year-end in the Barnett Shale. In the Wolfcamp Carbonate we anticipate completing 3 gross (1.8 net) wells that were in progress at year-end and to refrac 3 gross (2.6 net) wells.
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
     Conduct Exploratory Activities. Although we do not emphasize exploratory drilling, we will selectively undertake exploratory projects that have known geological and reservoir characteristics which are in close proximity to existing wells so data from the existing wells can be correlated with seismic data on or near the prospect being evaluated, and that could have a potentially meaningful impact on our reserves.
Drilling Activities in 2008
     The following table shows our gross wells drilled, by geographic area, during 2008 and the number of gross wells in process at December 31, 2008.

(7)

					Number of Gross
				Number of	Wells Drilling or	Gross
	Depth			Gross	Waiting on Completion	Productive	Gross
Area	Range (feet)			Wells Drilled	at December 31, 2008	Wells	Dry Wells
North Texas
Barnett Shale	7,000	—	8,000	63	39 (1)	24	—
Permian Basin of West Texas and New Mexico
Carm-Ann	4,000	—	4,500	5	—	5	—
Harris	4,000	—	4,500	10	—	10	—
Fullerton	4,000	—	5,000	5	—	5	—
Wolfcamp Gas	4,300	—	4,500	23	3	20	—
Diamond M Deep	7,000	—	8,000	9	2	7	—
Onshore Gulf Coast of Texas
Frio/Yegua/Wilcox	5,000	—	10,000	2	1	—	1

				117	45	71	1

(1)	Includes 13 wells that were included in the Barnett Shale Farmout Agreement, dated February 11, 2009, with Chesapeake Energy Corporation. See Note19- “Subsequent Events”.
Drilling and Acquisition Costs
     The table below shows our oil and natural gas property acquisition, exploration and development costs for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Proved property acquisition costs	$41,481	$—	$27,370
Unproved property acquisition costs	41,568	36,750	30,058
Exploration costs	59,290	55,827	71,003
Development costs	88,235	61,766	69,285

	$230,574	$154,343	$197,716

Current Drilling Projects
     Summarized below are our more significant current projects, including our capital budget for these projects in 2009:
     Fort Worth Basin of North Texas
•	Barnett Shale Gas Project, Tarrant County, Texas
     Our 2009 budget for the Barnett Shale project is approximately $10.2 million for the completion of the 31gross (9.5 net) wells that were in progress at year-end including 5 gross (1.56 net) wells that were work-in-progress at the end of 2007.
     Permian Basin of New Mexico
•	Wolfcamp Gas Project, Eddy and Chaves Counties, New Mexico

(8)

     Our 2009 New Mexico budget is approximately $5.2 million for the completion of the 3 gross (1.8 net) wells that were in progress at year-end, the re-frac workover of 3 gross (2.6 net) existing wells, the installation of pipelines and related infrastructure, the acquisition and maintenance of leasehold, and the processing and interpretation of 3-D seismic data.
     Permian Basin of West Texas
     Our significant producing properties in the Permian Basin of west Texas are described below.
•	Diamond M Canyon Reef Unit & Shallow Leases, Scurry County, Texas
     Our 2009 budget for the Diamond M Canyon Reef and Shallow projects is approximately $7.0 million for the completion of 2 gross (1.8 net) wells that were in progress at year-end, the drilling and completion of 4 gross (3.5 net) new wells, and the workover or deepening of approximately 7 gross (6.2 net) existing wells. Parallel is the operator of these properties with an average working interest of approximately 88%.
•	Carm-Ann San Andres Field, Andrews and Gaines Counties, Texas
     Our 2009 budget for the Carm-Ann San Andres project is approximately $0.9 million for lease and well equipment, telemetry, and unitization costs. Parallel is the operator of these properties with an average working interest of approximately 77%.
•	Harris San Andres Field, Andrews and Gaines Counties, Texas
     Our 2009 budget for the Harris San Andres project is approximately $2.1 million for lease and well equipment, telemetry, unitization costs and the workover of 7 gross (6.3 net) existing wells. Parallel is the operator of these properties with an average working interest of approximately 90%.
•	Fullerton San Andres Field, Andrews County, Texas
     Our 2009 budget for the Fullerton San Andres project is approximately $1.3 million for the drilling of 1 gross (0.4 net) new well and the workover of 5 gross (4.3 net) existing wells. Parallel owns an 85% average working interest in these properties.
     Onshore Gulf Coast of South Texas
•	Yegua/Frio/Wilcox and Cook Mountain Gas Projects, Jackson, Wharton and Liberty Counties, Texas
Our 2009 budget for the south Texas projects is approximately $0.8 million for the drilling of 2 gross (0.5 net) new wells.
     Other Projects
•	East Texas Cotton Valley Reef Gas Project, Leon, Freestone and Anderson Counties, Texas
     Our 2009 budget for the east Texas gas project is approximately $0.7 million for the completion of 1 gross (0.2 net) well that was in progress at year-end.
•	Utah/Colorado Conventional Oil & Gas and Heavy Oil Sands Projects, Uinta Basin
     Our 2009 budget for the Utah/Colorado project is approximately $0.1 million for the maintenance of leasehold. Parallel owns and operates 97.5% of this project.

(9)

Oil and Natural Gas Prices
     The average wellhead prices we received for the oil and natural gas we produced in 2008, 2007 and 2006 are shown in the table below.

	Average Price Received for the
	Year Ended December 31,
	2008	2007	2006
Oil (Bbl)	$95.25	$65.97	$59.86

Natural gas (M cf)	$7.74	$6.29	$6.19
     The average price we received during January 2009 for our oil sales was approximately $33.72 per Bbl. At the same date, the average price we were receiving for our natural gas was approximately $5.57 per Mcf.
     Future oil and natural gas prices continue to trend downward. Although this will have a negative impact on our future physical commodity sales values, our derivative contracts will provide a measure of protection by reducing these price fluctuations. We cannot provide any guidance as to where future prices will settle in any given future month.
Employees and Consultants
     At February 2, 2009, we had 46 full time employees. We also retain independent land, geological, geophysical, engineering, drilling and financial consultants from time to time and expect to continue to do so in the future. Additionally, we retain contract pumpers on a month-to-month basis.
     We consider our employee relations to be satisfactory. None of our employees are represented by a union and we have not experienced work stoppages or strikes.
Wells Drilled
     The following table shows our gross and net wells drilled during the three-year period ended December 31, 2008.

	Exploratory Wells (1)				Development Wells (2)
Year Ended	Productive		Dry		Productive		Dry
December 31,	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2008	39	10.65	1	0.13	77	37.73	—	—

2007	36	13.93	1	1.00	67	32.29	1	0.37

2006	5	2.87	3	1.42	122	68.35	1	0.08

(1)	An exploratory well is a well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

(2)	A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
     All of our drilling is performed on a contract basis by third-party drilling contractors. We do not own any drilling equipment. We maintain a limited number of supervisory and field personnel to oversee drilling and production operations. Our plans to drill additional wells are determined in part by the anticipated availability of acceptable drilling equipment and crews. We do not currently have any contractual commitments that ensure we will have adequate drilling equipment or crews to achieve our

(10)

drilling plans. We believe that we currently can secure commitments from drilling companies that will make equipment available to us for drilling wells on our operated projects. In the case of our non-operated properties, we also believe that the operators of these other properties will be able to secure equipment for drilling on our non-operated properties. However, we can provide no assurance that our expectations regarding the availability of drilling equipment from these companies will be met.
     At February 2, 2009, we were participating in the completion of 4 gross (1.68 net) wells, 20 gross (8.40 net) wells were awaiting completion, 12 gross (3.78 net) wells were shut-in waiting on pipelines and 2 gross (1.13 net) wells were in process of drilling, excluding 21 wells subject to the Barnett Shale Farmout Agreement. See Note 19- “Subsequent Events”.
Volumes, Prices and Lifting Costs
     The following table shows certain information about our oil and natural gas production volumes, average sales prices per Mcf of natural gas and Bbl of oil and the average lifting (production) cost per BOE for the three-year period ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per unit data)
Production, Prices and Lifting Costs:
Oil (Bbls)	1,027	1,051	1,137
Natural gas (M cf)	10,944	7,422	6,539
BOE	2,851	2,288	2,227
Oil price (per Bbl) (1)	$95.25	$65.97	$59.86
Natural gas price (per M cf) (1)	$7.74	$6.29	$6.19
BOE price (1)	$64.02	$50.72	$48.73
Average Lifting Cost (including production taxes) per BOE	$13.18	$11.60	$10.06

(1)	Average price received at the wellhead for our oil and natural gas.
     In 2008, approximately 36% of the volume of our production was oil and 64% was natural gas. The majority of the oil production is from our Permian Basin longer-lived oil assets. The majority of the natural gas production is from our Barnett Shale and New Mexico Wolfcamp assets.
     The following table summarizes our revenues by product sold for each year in the three year period ended December 31, 2008.

	2008	2007	2006
	($ in thousands)
Oil revenue	$97,799	$69,315	$68,076
Effect of oil hedges	—	—	(11,512)
Natural gas revenue	84,716	46,716	40,461

	$182,515	$116,031	$97,025

     Our oil sales in 2008 represented approximately 54% of our combined oil and natural gas revenues (not considering the effect of hedging) for the year ended December 31, 2008, as compared to 60% in 2007, and 63% in 2006.

(11)

Markets and Customers
     Our oil and natural gas production is sold at the well site on an as produced basis at market-related prices in the areas where the producing properties are located.
     In the table below, we show the purchasers and operators that accounted for 10% or more of our revenues during the specified years.

	2008	2007	2006
Chesapeake Operating, Inc.	22%	12%	(1)
Conoco, Inc.	18%	21%	20%
Dale Operating Company	(1)	(1)	10%
Occidental Energy Marketing	10%	(1)	(1)
Texland Petroleum, Inc.	29%	30%	30%
Tri-C Resources, Inc.	(1)	(1)	12%

(1)	Less than 10%.
     We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and natural gas we produce because other purchasers are available in our areas of operations. However, we also believe the current economic downturn has curtailed overall demand for oil and natural gas produced by us and our competitors, a trend we expect will continue for the foreseeable future.
     Our future ability to market our oil and natural gas production depends upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. We are not obligated to provide a fixed or determinable quantity of oil under any existing arrangements or contracts.
     We manage the credit risk associated with our largest customers by using a credit risk monitoring tool to actively monitor credit ratings, including S&P and Moody’s, financial statement filings, financial position, bankruptcy filings and current news.
     Our business does not require us to maintain a backlog of products, customer orders or inventory.
Office Facilities
     Our principal executive offices are located in Midland, Texas, where we lease approximately 28,474 square feet of office space at 1004 North Big Spring, Midland, Texas 79701 under two separate leases. Our total current rental rate is $22,401 per month. The first lease covering 22,200 square feet expires on February 28, 2010 and the second lease covering 6,274 square feet expires on May 31, 2011.
     We have three field offices and storage facilities that we own. These three offices are located in Andrews and Snyder, Texas and Hagerman, New Mexico.
Competition
     The oil and natural gas industry is highly competitive, particularly in the areas of acquiring exploratory and development prospects and producing properties. The principal competitive factors in the acquisition of oil and gas properties include the staff and data necessary to identify, evaluate and acquire such properties and the financial resources necessary to acquire and develop the properties. The principal means of competing for the acquisition of oil and natural gas properties are the amount and terms of the consideration offered. Our competitors include major oil companies, independent oil and natural gas firms and individual producers and operators. Many of our competitors have financial resources, staffs and facilities much larger than ours.

(12)

     We are also affected by competition for drilling rigs and the availability of related equipment and securing of qualified labor to conduct our field operations. During periods of relatively high oil and natural gas prices, the oil and natural gas industry typically experiences shortages of drilling rigs, equipment, pipe and qualified field personnel. Although we are unable to predict when or to what extent our exploration and development activities will be affected by rig, equipment or labor shortages, we have in the past experienced delays in some of our planned activities and operations because of these shortages.
     Intense competition among independent oil and natural gas producers requires us to react quickly to available exploration and acquisition opportunities. We try to position for these opportunities by maintaining:
•	adequate capital resources for projects in our core areas of operations;

•	the technological capabilities to conduct a thorough evaluation of a particular project; and

•	a small staff that can respond quickly to exploration and acquisition opportunities.
     The principal resources we need for acquiring, exploring, developing, producing and selling oil and natural gas are:
•	leasehold prospects under which oil and natural gas reserves may be discovered or developed;

•	drilling rigs and related equipment to explore for such reserves;

•	data necessary to identify, evaluate and acquire properties and the financial resources necessary to carry out the purchase and development of the properties; and

•	knowledgeable and experienced personnel to conduct all phases of oil and natural gas operations.
Oil and Natural Gas Regulations
     Our operations are regulated by certain federal and state agencies. Oil and natural gas production and related operations are or have been subject to:
•	price controls;

•	taxes; and

•	environmental and other laws relating to the oil and natural gas industry.
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

(13)

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

(14)

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

(15)

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

Wastes containing naturally occurring radioactive materials (“NORM”) may also be generated in connection with our operations. Certain processes used to produce oil and gas may enhance the radioactivity of NORM, which may be present in oilfield wastes. NORM is not subject to regulation under the Atomic Energy Act of 1954, or the Low Level Radioactive Waste Policy Act. NORM is subject primarily to individual state radiation control regulations. In addition, NORM handling and management activities are governed by regulations promulgated by the Occupational Safety and Health Administration (“OSHA”). These state and OSHA regulations impose certain requirements concerning work protection; the treatment, storage and disposal of NORM waste; the management of waste piles, containers and tanks containing NORM; and restrictions on the uses of land with NORM contamination.
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
     Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Methane, a primary

(16)

component of natural gas, and carbon dioxide, a byproduct of the burning of fossil fuels, are examples of greenhouse gases. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least nine states in the Northeast and five states in the West including New Mexico have declined to wait on Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations and demand for our products.
ITEM 1A. RISK FACTORS
     The following risk factors should be considered carefully along with the other information provided in this Annual Report on Form 10-K in reaching a decision regarding an investment in our securities.
Risks Related to Our Business
General economic conditions could adversely impact our results of operations.
     A further slowdown in the U.S. economy or other economic conditions affecting capital markets, such as declining oil and gas prices, failing or weakened financial institutions, inability to access cash in our bank accounts, inflation, deteriorating business conditions, interest rates and tax rates, may adversely affect our business and financial condition by reducing overall public confidence in our financial strength, by causing us to further reduce our capital expenditure program and curtail planned drilling activities or by causing the oil field service sector of the domestic oil and gas industry to reduce equipment, labor and services that would otherwise be available to us. Further, some of our properties are operated by third parties whom we depend upon for timely performance of drilling and other contractual obligations and, in some cases, for distribution to us of our proportionate share of revenues from sales of oil and gas we produce. If current economic conditions adversely impact our third party operators, we are exposed to the risk that drilling operations or revenue disbursements to us could be delayed. This “trickle down” effect could significantly harm our business, financial condition and results of operations.
     The consequences of a recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenue, liquidity and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital. These events increase the likelihood that we could become highly vulnerable to further adverse general economic consequences and industry conditions and that our cash flows and financial condition may be materially adversely affected as a result thereof.
     In addition, the instability and uncertainty in the financial markets has made it difficult for us to follow through with drilling operations and other business activities that we had planned on implementing before the current financial crisis. Lower oil and gas prices, the financial markets and U.S. economy have altered our ability and willingness to continue drilling operations at a pace consistent with 2007 and 2008 levels.

(17)

     The economic situation could also have an impact on our customers and suppliers, causing them to fail to meet their obligations to us, and on our operating partners, resulting in delays in operations or failure to make required payments. Additionally, the current economic situation could lead to reduced demand for oil and natural gas or further reductions in the prices of oil and natural gas, or both, which could have a negative impact on our financial position, results of operations and cash flows. While the ultimate outcome and impact of the current financial crisis cannot be predicted, it may have a material adverse effect on our future liquidity and financial condition.
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
     The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.
     We need liquidity to pay our operating expenses and interest on our debt. Without sufficient liquidity, we could be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity have been cash flow from our operations, bank borrowings and proceeds from the sale of our debt and equity securities.
     If cash flow from operations and bank borrowings do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the exploration and production segment of the oil and natural gas industry, our credit ratings and credit capacity, and the possibility that our lenders could develop a negative perception of our long or short-term financial prospects if the level of our business activity decreases significantly due to market downturns. Similarly, our access to funds may be impaired if rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
     Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our drilling operations. Such market conditions may limit our ability to: replace, in a timely manner, oil and natural gas reserves that we produce; meet maturing liabilities; generate revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue more debt or equity securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly impair financing alternatives available to us. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.
Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.
     Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2008 has continued and substantially increased during the first quarter of 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.

(18)

     Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, capital markets have experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probabilities of default. These events and the continuing market upheavals may have an adverse effect on us because our liquidity and ability to fund our capital expenditures is dependent in part upon our bank borrowings and access to the public capital markets. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
     Factors such as business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower corporate earnings and lower business investment, our operations could be negatively impacted. Purchasers of our oil and gas production may delay or be unable to make timely payments to us. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.
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
     We have exposure to counterparties in the financial services industry, including commercial banks that we rely upon for our credit facilities. In the event of default of one or more of these counterparties, we may have exposure in the form of our ability to withdraw funds on short notice to meet our obligations and short-term investments. We also have exposure to these financial institutions in the form of derivative transactions in that the collectibility of amounts owed to us by a defaulting counterparty may be delayed or impaired. However, our derivative instruments provide rights of setoff of amounts we owe under our credit facilities against amounts owed to us by a counterparty under our derivative transactions.
If the counterparties to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.

(19)

     We use derivative instruments to mitigate our risks in various circumstances. We enter into a variety of derivative instruments, including swaps, puts and collars with counterparties who are also bank lenders under our credit facility. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such failure could have a material adverse effect on our financial condition and results of operations. We cannot provide assurance that our counterparties will honor their obligations now or in the future. A counterparty’s insolvency, inability or unwillingness to make payments required under terms of derivative instruments with us could have a material adverse effect on our financial condition and results of operations. However, our derivative instruments allow us to setoff amounts owed to us by a counterparty against amounts that are owed by us to a counterparty under our credit facility. At the date of filing this Annual Report on Form 10-K with the Securities and Exchange Commission, our counterparties included Citibank, N.A. and BNP Paribas. As of December 31, 2008, we had a net derivative asset with Citibank, N.A. of $18.7 million and a net derivative asset with BNP Paribas of $5.6 million.
The fluctuation and volatility of oil and natural gas prices may adversely affect our business, the value of our mineral properties, our revenues and profitability.
     Our business, the value of our oil and natural gas properties and our revenues and profitability are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Volatile oil and natural gas prices make it difficult to estimate the value of producing properties for acquisition and often causes disruption in the market for acquiring oil and natural gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for acquisitions, development and exploitation projects. Over the last two years oil prices have fluctuated from approximately $34.00 to approximately $145.00 per barrel. Subsequent to June 30, 2008, the prices of oil and natural gas have declined significantly. Between June 30, 2008 and December 31, 2008, oil prices fell 68% from $140.00 per barrel to $44.60 per barrel, and natural gas prices fell 58% from $13.35 per Mcf to $5.62 per Mcf. If commodity prices continue to decline our financial condition and results of operation would be materially and adversely affected. In addition, any further and extended decline in the price of oil and natural gas could have an adverse effect on our business, the value of our properties, our borrowing capacity, revenues, profitability and cash flows from operations.
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

(20)

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

(21)

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

(22)

     Substantially all of our business activities are conducted through joint operating agreements under which we own partial interests in oil and natural gas wells. As of December 31, 2008, we owned interests in 533 gross (472.36 net) oil and natural gas wells for which we were the operator and 644 gross (306.79 net) oil and natural gas wells where we were not the operator. Included in these wells are 258 gross (131.30 net) wells which are shut in or temporarily abandoned and 161 gross (134.29 net) injection wells. Furthermore, we are not the operator of any of our interests in the Barnett Shale project.
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

(23)

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

(24)

diversion of management attention, increasing the scope, geographic diversity and complexity of our operations and incurrence of additional debt.
     Our business strategy includes growing our reserve base through acquisitions. Our failure to integrate acquired properties successfully into our existing business, or the expense incurred in consummating future acquisitions, could result in unanticipated expenses and losses. In addition, we may assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions. The scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.
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
     A substantial portion of our proved oil and natural gas reserves are located in the Permian Basin of west Texas and eastern New Mexico. Specifically, as of December 31, 2008, approximately 83% of the present value of our estimated future net revenues from our proved reserves relates to our proved reserves located in the Permian Basin. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs, significant governmental regulation, including any curtailment of production, or interruption of transportation of oil or natural gas produced from the wells.

(25)

Our derivative activities create a risk of financial loss.
     In order to manage our exposure to price risks in the marketing of our oil and natural gas, we have in the past and expect to continue to enter into oil and natural gas price risk management arrangements with respect to a portion of our expected production. We use derivative arrangements such as swaps, puts and collars that generally result in a fixed price or a range of minimum and maximum price limits over a specified time period. Certain derivative contracts may limit the benefits we could realize if actual prices received are above the contract price. In a typical derivative transaction utilizing a swap arrangement, we will have the right to receive from the counterparty the excess of the fixed price specified in the contract over a floating price based on a market index, multiplied by the quantity identified in the derivative contract. If the floating price exceeds the fixed price, we are required to pay the counterparty this difference multiplied by the quantity identified in the derivative contract. Derivative arrangements could prevent us from receiving the full advantage of increases in oil or natural gas prices above the fixed amount specified in the derivative contract. In addition, these transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:
•	production is less than the hedged volumes;
•	the counterparties to our future contracts fail to perform under the contract; or
•	a sudden, unexpected event materially impacts oil or natural gas prices.
     In the past, some of our derivative contracts required us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations exceeded certain levels. Future collateral requirements are uncertain but will depend on arrangements with our counterparties and highly volatile oil and natural gas prices.
     In addition, increases in oil and natural gas prices negatively affect the fair value of certain of our derivatives contracts as recorded in our balance sheet and, consequently, our reported net income. Changes in the recorded fair value of certain of our derivatives contracts are marked to market through earnings and the decrease in the fair value of these contracts during any period could result in significant charges to earnings. The increase in oil and natural gas prices will cause this negative effect on earnings to become more significant. We are currently unable to estimate the effects on earnings in future periods, but the effects could be significant.
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

(26)

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
     We use the full cost method of accounting to account for our oil and natural gas operations. This means that we capitalize the costs to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the ceiling) equal to the sum of: (i) The after tax present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off shall not be reinstated for any subsequent increase in the cost center ceiling. This non-cash write-off does not affect cash flow from operating activities, but it does reduce stockholders’ equity.
     The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices decline. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.
     As a result of the steep decline in oil and natural gas prices during 2008, we recognized an impairment of $300.5 million for the fiscal year ended December 31, 2008. We cannot assure you that we will not experience further ceiling test write-downs in the future.
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

(27)

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
     We do not have employment agreements with any of our officers or other key employees. Without these agreements, our ability to obtain and retain qualified officers and employees may be adversely affected, especially in periods of competitive market conditions.
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
     Our revenues, cash flows and profitability are substantially dependent on prevailing oil and natural gas prices, which are volatile. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem. Because approximately 70% of our estimated future revenues from our proved reserves as of December 31, 2008 are from oil production, we will be more affected by movements in oil prices.
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

(28)

development operations, all or any one of which could harm our business financial condition and results of operations.
Risks Related to Our Common Stock
We do not pay dividends on our common stock.
     We have never paid dividends on our common stock, and do not intend to pay cash dividends on the common stock in the foreseeable future. Net income from our operations, if any, will be used for the development of our business, including capital expenditures and to retire debt. Any decisions to pay dividends on the common stock in the future will depend upon our profitability at the time, the available cash and other factors. Our ability to pay dividends on our common stock is further limited by the terms of our revolving credit facility and the Indenture governing our 10 1/4% senior notes.
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
     On October 5, 2000, our Board of Directors adopted a stockholder rights plan. The plan is designed to protect Parallel from unfair or coercive takeover attempts and to prevent a potential acquirer from gaining control of Parallel without fairly compensating all of the stockholders. The plan authorized 50,000 shares of $0.10 par Series A Preferred Stock Purchase Rights. A dividend of one Right for each share of our outstanding common stock was distributed to stockholders of record at the close of business on October 16, 2000. If a public announcement is made that a person has acquired 15% or more of our common stock, or a tender or exchange offer is made for 15% of more of the common stock, each Right entitles the holder to purchase from the company one one-thousandth of a share of Series A Preferred Stock, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment. In addition, under certain circumstances, the rights entitle the holders to buy Parallel’s stock at a 50% discount. We are authorized to issue 10.0 million shares of preferred stock. There are no outstanding preferred shares as of December 31, 2008. Our Board of Directors has total discretion in the issuance and the determination of the rights and privileges of any shares of preferred stock which might be issued in the future, which rights and privileges may be detrimental to the holders of the common stock. It is not possible to state the actual effect of the authorization and issuance of a new series of preferred stock upon the rights of holders of the common stock and other series of preferred stock unless and until the Board of Directors determines the attributes of any new series of preferred stock and the specific rights of its holders. These effects might include:
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

(29)

     The issuance of preferred stock in the future could discourage, delay or prevent a tender offer, proxy contest or other similar transaction involving a potential change in control of Parallel that might be viewed favorably by stockholders.
Future sales of our common stock could adversely affect our stock prices.
     Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. These potential sales could include sales of our common stock by our directors and officers, who beneficially owned approximately 3.10% of the outstanding shares of our common stock as of February 17, 2009.
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
Risks Related to Our 10 1/4% Senior Notes and Our Other Indebtedness
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt, including our 10 1/4% senior notes.
     As of December 31, 2008, we had total debt of approximately $370.9 million (of which $145.9 million consisted of our 10 1/4% senior notes due 2014 net of $4.1 million in unamortized issue discount and $225.0 million consisted of borrowings under our revolving credit facility, excluding letters of credit). Our level of debt could have important consequences for you, including the following:
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

(30)

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
     We may be able to incur substantially more debt in the future. Although the Indenture governing our 10 1/4% senior notes and the amended and restated credit agreement governing our revolving credit facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2008, after taking into consideration our outstanding letters of credit, we have approximately $4.6 million of additional borrowing capacity under our revolving credit facility, subject to specific requirements, including compliance with financial covenants. In addition, the Indenture governing our 10 1/4% senior notes and our revolving credit facility do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new indebtedness is added to our current indebtedness levels, the risks described above could substantially intensify.
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
     If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. The Indenture governing our 10 1/4% senior notes and the amended and restated credit agreement governing our revolving credit facility restricts our ability to dispose of assets and use the proceeds from the disposition. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness, including our revolving credit facility, would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. If we fail to meet our payment obligations under our revolving credit facility, those lenders would be entitled to foreclose on substantially all of our assets and liquidate those assets. Under those circumstances, our cash flow and capital resources could be insufficient for payment of interest on and principal of our debt in the future, including payments on our 10 1/4% senior notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations, impair our liquidity, or cause the holders of our 10 1/4% senior notes to lose a portion of or the entire value of their investment.
     A default on our obligations could result in:
•	our debt holders declaring all outstanding principal and interest due and payable;

(31)

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

(32)

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
     Our revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion, based upon projected revenues from the oil and natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility. Any increase in the borrowing base requires the consent of all lenders. If all lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base determined by any lender. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and natural gas properties as additional collateral. Given the current conditions in the credit markets and lower commodity prices, it is possible that the borrowing base under our bank credit facility may be reduced at the time of the next redetermination of our borrowing base, which is scheduled to be April 1, 2009. We do not currently have any substantial properties that are not pledged and no assurance can be given that we would be able to make any mandatory principal prepayments required under the revolving credit facility.
     The lenders under our revolving credit facility have liens on substantially all of our assets. Additionally, the revolving credit facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We are also required to comply with certain financial covenants and ratios under this facility. Although we were in compliance with these covenants at December 31, 2008, in the past we have had to request waivers from our banks because of our non-compliance with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. As a result of the liens held by our lenders, if we fail to meet our payment or other obligations under this credit facility, including our failure to meet any of the required financial covenants or ratios, the lenders would be entitled to foreclose on substantially all of our assts and liquidate those assets. Our failure to comply with any of the restrictions and covenants under the revolving credit facility could result in a default under both the revolving credit facility and the Indenture governing our 10 1/4% senior notes, which could cause all of our existing indebtedness to be immediately due and payable.
Our 10 1/4% senior notes are structurally subordinated to any of our secured indebtedness to the extent of the assets securing such indebtedness.
     Our obligations under the 10 1/4% senior notes are unsecured, but our obligations under our revolving credit facility are secured by liens on substantially all of our assets. Holders of this indebtedness and any other secured indebtedness that we may incur in the future will have claims with respect to our assets constituting collateral for such indebtedness that are prior to claims of holders of the 10 1/4% senior notes. In the event of a default on such secured indebtedness or our bankruptcy, liquidation or reorganization, those assets would be available to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the 10 1/4% senior notes. Accordingly, any such secured indebtedness will effectively be senior to the 10 1/4% senior notes to the extent of the value of the collateral securing the indebtedness. While the Indenture governing the 10 1/4% senior notes places some limitations on our ability to create liens, there are significant exceptions to these limitations that will allow us to secure some kinds of indebtedness without equally and ratably securing the 10 1/4% senior notes, including any future indebtedness we may incur under a credit facility. To the extent the value of

(33)

the collateral is not sufficient to satisfy our secured indebtedness, the holders of that indebtedness would be entitled to share with the holders of the 10 1/4% senior notes and the holders of other claims against us with respect to our other assets. As of December 31, 2008, we had approximately $225.0 million in secured indebtedness outstanding under our revolving credit facility, excluding letters of credit.
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

(34)

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

(35)

     The map below shows our areas of operations.

(36)

Producing Wells and Acreage
     We have presented the table below to provide you with a summary of the producing oil and natural gas wells and the developed and undeveloped acreage in which we owned an interest at December 31, 2008. We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests.

	Producing Wells(1)				Acreage
	Oil(2)		Gas		Developed		Undeveloped
	Gross	Net(3)	Gross	Net(3)	Gross	Net(4)	Gross	Net(4)
Resource Projects
Barnett Shale	—	—	90	22.40	5,450	1,401	28,151	8,936
New Mexico	—	—	90	51.74	18,105	13,386	79,777	64,115

Total Resource Projects	—	—	180	74.14	23,555	14,787	107,928	73,051

Permian Basin of West Texas
Fullerton	170	144.54	—	—	3,683	3,155	—	—
Carm-Ann/N. Means Queen	95	81.69	—	—	4,431	3,949	378	294
Harris	84	74.94	—	—	1,637	1,476	3,428	3,217
Diamond M	103	91.10	—	—	5,805	5,096	—	—
Other Permian	60	27.57	13	10.80	22,439	15,429	—	—

Total Permian Basin	512	419.84	13	10.80	37,995	29,105	3,806	3,511

Onshore Gulf Coast of South Texas
Yegua/Frio/Wilcox	3	0.62	27	6.48	4,332	1,895	2,643	1,036
Cook Mountain	—	—	10	1.04	1,482	166	74	14

Total Onshore Gulf Coast of South Texas	3	0.62	37	7.52	5,814	2,061	2,717	1,050

Other Projects
Cotton Valley	—	—	2	0.30	1,121	100	19,726	3,544
Utah/Colorado	11	0.34	—	—	160	156	179,932	175,786

Total Other Projects	11	0.34	2	0.30	1,281	256	199,658	179,330

Grand Total	526	420.80	232	92.76	68,645	46,209	314,109	256,942

(1)	Does not include 258 gross (131.30 net) wells that were shut in or temporarily abandoned as of December 31, 2008.

(2)	Does not include 161 gross (134.29 net) injection wells as of December 31, 2008.

(3)	Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(4)	Net acres are computed by multiplying the number of gross acres by our working interest in the gross acres.
     At December 31, 2008, we owned interests in 533 gross (472.36 net) oil and natural gas wells for which we were the operator and 644 gross (306.79 net) oil and natural gas wells where we were not the operator.
     The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator receives fees from other working interest owners as reimbursement for general and administrative expenses for operating the wells.
     Except for our oil and natural gas leases and related seismic data, we do not own any patents, licenses, franchises or concessions which are significant to our oil and natural gas operations.
     For a more detailed description of our exploration and development activities, you should read “Item 1. Business — Current Drilling Projects” beginning on page 8 of this Annual Report on Form 10-K.

(37)

Title to Properties
     As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time they are acquired. These cursory title reviews, while consistent with industry practices, are necessarily incomplete. We believe that it is not economically feasible to review in depth every individual property we acquire, especially in the case of producing property acquisitions covering a large number of leases. Ordinarily, when we acquire producing properties, we focus our review efforts on properties believed to have higher values and will sample the remainder. However, even an in-depth review of all properties and records may not necessarily reveal existing or potential defects nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. In the case of producing property acquisitions, inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. In the case of undeveloped leases or prospects we acquire, before any drilling commences, we will usually cause a more thorough title search to be conducted, and any material defects in title that are found as a result of the title search are generally remedied before drilling a well on the lease commences. We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. The oil and natural gas properties we own are also typically subject to consents to assignment, preferential purchase rights, liens for current taxes not yet due and payable, royalty and other similar non-cost bearing interests customary in the industry. We do not believe that any of these encumbrances or burdens materially affect our ownership or the use of our properties.
Oil and Natural Gas Reserves
     For the year ended December 31, 2008, our oil and natural gas reserves were estimated by an independent engineering firm, Cawley, Gillespie & Associates, Inc., Fort Worth, Texas.
     At December 31, 2008, our total estimated proved reserves were approximately 21.2 MMBbls of oil and approximately 71.8 Bcf of natural gas, or 33.2 MMBOE.
     The information in the following table provides you with certain information regarding our proved oil and natural gas reserves as estimated by Cawley, Gillespie & Associates, Inc. at December 31, 2008.

	Proved Developed	Proved Developed	Proved	Total
	Producing	Non-Producing	Undeveloped	Proved
Oil (MBbls)	11,235	902	9,069	21,206
Gas (MMcf)	53,111	2,640	16,082	71,833
MBOE	20,087	1,342	11,749	33,178
     Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made).
     Proved developed oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(38)

     Proved undeveloped oil and natural gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
     The table below shows the production from our oil and natural gas properties for the year ended December 31, 2008 and the proved reserves attributable to those properties as of December 31, 2008.

				Reserves
	Production			Total Proved		Proved Developed
		Natural			Natural		Natural
	Oil	Gas		Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	MBOE	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Resource Projects
Barnett Shale	—	5,049	842	—	26,008	—	20,262
New Mexico Wolfcamp	1	4,596	767	1	34,742	1	28,302

Total Resource Projects	1	9,645	1,609	1	60,750	1	48,564

Permian Basin of West Texas

Fullerton	518	91	533	7,628	1,208	7,286	1,143
Carm-Ann San
Andres/N. Means Queen	122	60	132	3,424	1,600	919	299
Harris	185	38	191	5,093	677	1,617	269
Diamond M	144	182	174	4,731	3,138	1,986	1,017
Other Permian Basin	37	254	80	246	2,308	245	2,308

Total Permian Basin	1,006	625	1,110	21,122	8,931	12,053	5,036

Onshore Gulf Coast of South Texas	20	674	132	83	2,152	83	2,151

Total	1,027	10,944	2,851	21,206	71,833	12,137	55,751

     Estimates of our proved reserves and future net revenues are made using sales prices and costs, estimated to be in effect as of the date of our reserve estimates that are held constant throughout the life of the properties, except to the extent a contract specifically provides for escalation of prices or costs. The average prices, as adjusted for location differentials, utilized in the estimation of our reserve calculations as of December 31, 2008 were $40.00 per Bbl of oil and $5.18 per Mcf of natural gas.
     For additional information concerning our estimated proved oil and natural gas reserves, you should read Item 7. Management’s Discussion and Analysis-Critical Accounting Policies and Practices and Note 17- “Supplemental Oil and Natural Gas Reserve Data (Unaudited)”.
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

(39)

     We do not have any oil or natural gas reserves outside the United States. Our oil and natural gas reserves and production are not subject to any long term supply or similar agreements with foreign governments or authorities.
     Our estimated reserves have not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.
ITEM 3. LEGAL PROCEEDINGS
     On April 14, 2008, we were added as a defendant to a lawsuit filed in 2007, styled Brady Briscoe vs. Capstar Drilling, L.P. (“Capstar”), Cause No. 21,287, in the 259th District Court of Jones County, Texas. The plaintiff alleged that he was injured as the result of an accident while he was working, as an employee of an unrelated third party, on a drilling rig operated by Capstar. Capstar was conducting drilling operations for us. The plaintiff asserted general allegations of negligence as to Capstar and, specifically, a failure to properly equip its drilling rig, further alleging we were in charge of the drilling rig and the operational details of the plaintiff’s work. The plaintiff sued for an amount of actual damages of up to $15.0 million, together with pre-judgment interest, post-judgment interest and exemplary damages. Capstar recently settled with the plaintiff and Capstar was dismissed from the lawsuit. If judgment is entered against us, we would be entitled to a credit for the amount that the plaintiff has already received from Capstar. On November 13, 2008, the plaintiff filed notice of non-suit, without prejudice, of all claims and causes of action asserted against us.
     On March 24, 2008, a lawsuit was filed in the 24th District Court of Jackson County, Texas, against us and twenty-two other defendants in Cause No. 07-6-13069, styled “Tony Kubenka, Carolyn Kubenka, Dennis J. Kallus, David J. Kallus, Mary L. Kallus, Patricia Kallus, Nova Deleon, Janie Figuerova, and Larkin Thedford, Plaintiffs v. Tri-C Resources, Inc., Marie S. Adian, Laura E. Adian, Glenn A. Fiew, Lynn Kramer, Debra Boysen, Carol J. Gleason, Alana Sue Curlee, Connie W. Marthiljohni, Claire E. Adian, Zachary D. Adian, Donald R. Starkweather, Inc., D.A. Webernick, Danette Bundick, Johnny A. Webernick, Donna Gail Glover, Sherry Shulze, William H. Webernick, Jr., TAC Resources, Inc., New Century Exploration, Inc., Allegro Investments, Inc., Parallel Petroleum Corporation and Welper Interests, LP”. The nine plaintiffs in this lawsuit have named us and the other working interest owners, including Tri-C Resources, Inc., the operator, as defendants. The plaintiffs in this lawsuit allege that they are royalty owners under oil and gas leases which are part of a pooled gas unit (the “unit”) located in Jackson County, Texas, and that the defendants, including us, are owners of the leasehold estate under the plaintiffs’ leases and others forming the unit. Plaintiffs also assert that one of the leases (other than plaintiffs’ leases) forming part of the unit has been terminated and, as a result, the defendants have not properly computed the royalties due to plaintiffs from unit production and have failed to properly pay royalties due to them. Plaintiffs have sued for an unspecified amount of damages, including exemplary damages, under theories of breach of contract (including breach of express and implied covenants of their leases) and conversion, and seek an accounting, a declaratory judgment to declare the rights of the parties under the leases, and attorneys’ fees, interest and court costs. If a judgment adverse to the defendants were entered, as a working interest owner in the leases comprising the unit, we believe our liability would be proportionate to the ownership of the other working interest owners in the leases. We have filed an answer denying any liability. Although an initial exchange of discovery has occurred, we cannot predict the ultimate outcome of this matter, but believe we have meritorious defenses and intend to vigorously contest this lawsuit. We have not established a reserve with respect to plaintiffs’ claims.
     We received a Notice of Proposed Adjustment from the Internal Revenue Service, or the “Service” in May 2007 advising us of proposed adjustments to federal income tax of approximately $2.0 million for the years 2004 and 2005. Subsequent discussions with the Service placed the issues contested in a development status. In November 2007, the Service issued a letter on the matter giving us 30 days to agree or disagree with a final examination report. The final examination report reflected revisions of the previous proposed adjustments resulting in a reduced $1.1 million of additional income tax and interest

(40)

charges. The decrease in proposed tax was the result of information supplied by us to the examiner as well as discussions of the applicable tax statutes and regulations. In December 2007, we filed a protest documenting our complete disagreement with the adjustments proposed on the final examination report and requested a conference with the appeals office of the Service. The examination office of the Service filed a response to our protest in February 2008 with the appeals office. In response, the additional tax was further reduced by the examination office to $720,000. In June and November of 2008, our representatives met with the Service’s Appeals Officer to review specific issues related to the alternative minimum tax items in dispute. During these meetings we submitted supplements to our initial protest in further support of our position. Currently, the IRS appeals office is considering our information as well as data supplied at the request of the appeals officer. We intend to vigorously contest the adjustment proposed by the Service and believe that we will ultimately prevail in our position. We have not recorded a liability for tax, interest, or penalties related to this matter based on our analysis. If a liability for additional income tax should later be determined to be more likely than not, we anticipate the adjustment to increase the federal income tax liability would be offset by an increase to a deferred tax asset and would not result in a charge to earnings. Any interest or penalties resulting from a subsequent determination of increased tax liability would require a charge to earnings. We believe that the effects of this matter would not have a material effect on our results of operations for the fiscal quarter in which we actually incur or establish a reserve account for interest or penalties.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We did not submit any matter to a vote of our stockholders during the fourth quarter of 2008.

(41)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock trades on the Nasdaq Global Select Market under the symbol “PLLL”. The following table shows, for the periods indicated, the high and low closing price per share for our common stock as reported on the Nasdaq Global Select Market.

	Closing Price Per Share
	High	Low
2006
First Quarter	$21.13	$15.67
Second Quarter	$25.56	$18.47
Third Quarter	$26.39	$18.90
Fourth Quarter	$20.96	$16.34

2007
First Quarter	$23.31	$16.00
Second Quarter	$24.69	$21.79
Third Quarter	$22.88	$16.76
Fourth Quarter	$20.96	$16.65

2008
First Quarter	$19.88	$13.15
Second Quarter	$23.22	$19.21
Third Quarter	$20.79	$8.62
Fourth Quarter	$8.87	$1.61
     The closing price of our common stock on February 19, 2009 was $1.99 per share, as reported on the Nasdaq Global Select Market.
     As of February 19, 2009, there were approximately 1,323 stockholders of record. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.
Dividends
     We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. We intend to retain earnings to fund our capital expenditures and for general corporate purposes. Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. Our revolving credit facility and the Indenture governing our 10 1/4% senior notes prohibit our ability to pay dividends on our common stock. See “Risks Related to Our Common Stock — We do not pay dividends on our common stock” on page 29.
Sale of Unregistered Securities
     At our annual meeting of stockholders held on June 22, 2004, our stockholders approved the Parallel Petroleum Corporation 2004 Non-Employee Director Stock Grant Plan. Only Directors of Parallel who are not employees of Parallel or any of its subsidiaries are eligible to participate in this plan. Under this plan, each non-employee Director is entitled to receive shares of common stock that are automatically granted on the first day of July in each year. The actual number of shares received is

(42)

determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Global Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year. On July 1, 2008, and in accordance with the terms of the plan, a total of 4,612 shares of common stock were granted to four non-employee Directors as follows: Jeffrey G. Shrader — 1,153 shares; Edward A. Nash — 1,153 shares; Martin B. Oring — 1,153 shares; and Ray M. Poage — 1,153 shares. The shares of common stock were issued without registration under the Securities Act of 1933, as amended or, the “Securities Act”, in reliance on the exemption provided by Section 4(2) of the Securities Act. Generally, shares issued under this plan are not transferable as long as the non-employee Director holding the shares remains a Director of Parallel. You can find more information about the 2004 Non-Employee Director Stock Grant Plan on page F-36.
     As a further part of the overall compensation of our non-employee Directors, we granted and issued an additional 7,648 shares of common stock to our four non-employee Directors on June 12, 2008. These stock grants were awarded under our 2008 Long-Term Incentive Plan which was approved by our stockholders at last year’s annual meeting held on May 28, 2008. Each non-employee Director was awarded 1,912 shares of common stock, representing $40,000 divided by $20.91, the closing price of our common stock on the date of grant. In addition to the stock grants described above, Edward A. Nash was also awarded a one-time restricted stock grant of 10,000 shares of common stock. This stock grant vests in four equal annual installments beginning on June 12, 2008, the date of grant. The shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2). You can find more information about the 2008 Long-Term Incentive Plan on page F-37.
Repurchase of Equity Securities
     Neither we nor any “affiliated purchaser” repurchased any of our equity securities during the fiscal year ended December 31, 2008.

(43)

ITEM 6. SELECTED FINANCIAL DATA
     In the table below, we provide you with selected historical financial data for each of the years in the five-year period ended December 31, 2008. We have prepared this information using our audited Consolidated Financial Statements for the five-year period ended December 31, 2008. It is important that you read this financial data along with our audited Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. The selected financial data provided are not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2008(1)	2007	2006(2)	2005	2004
	(in thousands, except per share and per unit data)
Consolidated Income Statement Data:
Operating revenues	$182,515	$116,031	$97,025	$66,150	$35,837
Operating expenses	$392,761	$67,066	$56,606	$32,805	$23,571
Net income (loss)	$(131,894)	$(4,661)	$26,155	$(1,589)	$2,271
Cumulative preferred stock dividend	$—	$—	$—	$(271)	$(572)
Net income (loss)	$(131,894)	$(4,661)	$26,155	$(1,860)	$1,699

Income (loss) per common share
Basic	$(3.18)	$(0.12)	$0.73	$(0.06)	$0.07
Diluted	$(3.18)	$(0.12)	$0.71	$(0.06)	$0.07

Weighted average common stock and common stock equivalents outstanding
Basic	41,471	38,120	35,888	32,253	25,323
Diluted	41,471	38,120	36,756	32,253	25,688

Cash dividends — common stock	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data:
Total assets	$550,576	$563,093	$442,818	$253,008	$170,671
Total liabilities	$443,530	$327,831	$259,036	$163,506	$110,677
Long-term debt, less current maturities	$370,890	$205,383	$165,000	$100,000	$79,000
Total stockholders’ equity	$107,046	$235,262	$183,782	$89,502	$59,994

Consolidated Statement of Cash Flow Data:
Cash provided by (used in)
Operating activities	$121,041	$74,119	$68,186	$35,359	$17,415
Investing activities	$(258,297)	$(164,897)	$(194,548)	$(83,190)	$(68,777)
Financing activities	$165,743	$92,684	$125,854	$49,468	$38,765

Operating Data:
Product Sales
Oil (Bbls)	1,027	1,051	1,137	923	729
Gas (M cf)	10,944	7,422	6,539	3,592	2,690
BOE	2,851	2,288	2,227	1,522	1,177
Average sales price(3)
Oil (per Bbl)	$95.25	$65.97	$59.86	$51.78	$39.05
Gas (per M cf)	$7.74	$6.29	$6.19	$8.54	$5.85
Proved reserves
Oil (Bbls)	21,206	28,434	28,721	21,192	18,916
Gas (M cf)	71,833	57,234	58,896	25,237	16,825

(44)

(1)	Includes $300.5 million impairment of oil and natural gas properties. See Note 5- “Oil and Natural Gas Properties”

(2)	Results include $9.0 million of equity in income of pipeline and gathering systems representing our share of net gain on sale of certain pipeline assets.

(3)	Excludes the effects of hedging.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is intended to assist you in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2008. You should read the following discussion and analysis in conjunction with our selected financial data and our accompanying audited Consolidated Financial Statements and the related notes to those financial statements included elsewhere in this report.
     The following discussion and analysis contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see “Cautionary Statement Regarding Forward-Looking Statements” on page (i).
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
     Our primary objective is to increase stockholder value by increasing reserves, production, cash flow and earnings. We attempt to target our investments in properties expected to produce consistently over the longer term, as contrasted to investments in properties having high rates of production in early years followed by rapid production declines. We also attempt to reduce our financial risks by dedicating a smaller portion of our capital to high risk projects, while reserving the majority of our available capital for acquisitions, exploitation and development drilling opportunities. Obtaining positions in long-lived oil and natural gas reserves are given priority over properties that might provide more cash flow in the early years of production, but which have shorter reserve lives. We also attempt to further reduce risk by emphasizing acquisition possibilities over high risk exploration projects.
     Rather than emphasizing high risk exploration activities, we focus on established geologic trends where we can utilize the engineering, operational, financial and technical expertise of our entire staff. Although we expect to continue participating in exploratory drilling activities from time to time, reducing financial, reservoir, drilling and geological risks and diversifying our property portfolio are important criteria in the execution of our business plan. In summary, our current business plan:
•	focuses on projects having less geologic risk;

•	emphasizes acquisition, exploitation, development and enhancement activities;

•	includes the utilization of horizontal and fracture stimulation technologies on certain types of reservoirs;

•	focuses on acquiring producing properties; and

•	expands the scope of operations by diversifying our exploratory and development efforts, both in and outside of our primary areas of operation.

(45)

     In addition to directing our exploration and development activities towards lower-risk development opportunities, we continually seek ways to maintain our expenses at levels we believe to be compatible with the size of our overall operations, utilize advanced technologies, serve as operator in appropriate circumstances, and reduce operating costs.
     The extent to which we are able to implement and follow through with our business plan is influenced by:
•	the prices we receive for the oil and natural gas we produce;

•	the results of reprocessing and reinterpreting our 3-D seismic data;

•	the results of our drilling activities;

•	the costs of obtaining high quality field services;

•	our ability to find and consummate acquisition opportunities;

•	our ability to negotiate and enter into “work to earn” arrangements, joint ventures or other similar arrangements on terms acceptable to us; and

•	sources and availability of funds to conduct operations and complete acquisitions.
     Significant changes in the prices we receive for our oil and natural gas, or the occurrence of unanticipated events beyond our control, such as the recent and dramatic downturn in the financial markets, can cause us to defer or deviate from our business plans, including the amounts we have budgeted for our activities. In this regard, please read “Item 1. Business — Developments in 2008 and 2009” and “- 2009 Capital Budget”.
Operating Performance
     Our operating performance is influenced by several factors, the most significant of which are the prices we receive for our oil and natural gas and the quantities of oil and natural gas that we are able to produce. The world price for oil has overall influence on the prices that we receive for our oil production. The prices received for different grades of oil are based upon the world price for oil, which is then adjusted based upon the particular grade. Typically, light oil is sold at a premium, while heavy grades of crude are discounted. Natural gas prices we receive are influenced by:
•	seasonal demand;

•	weather;

•	hurricane conditions in the Gulf of Mexico;

•	availability of pipeline transportation to end users;

•	proximity of our wells to major transportation pipeline infrastructures; and

•	to a lesser extent, world oil prices.
     Additional factors influencing our overall operating performance include:
•	production expense;

•	overhead requirements;

•	costs of capital; and

•	effects of our derivative contracts.

(46)

Results of Operations
     Our oil and natural gas reserves at the end of 2008 were approximately 33.2 MMBoe with a reserves to production ratio of approximately 11.6 to 1. Our reserve to production ratio was 16.6 to 1 in 2007. The drop in this ratio from 2007 to 2008 was primarily the result of the decline in commodity prices in 2008. As described on page 21 of this Annual Report on Form 10-K, the failure to replace oil and natural gas reserves may negatively affect our business. We monitor this risk by comparing the quantity of our oil and natural gas reserves at the end of each year to our production for that year. This comparison, which is made in the form of a reserves to production ratio, helps us measure our ability to offset produced volumes with new reserves that will be produced in the future. The reserves to production ratio is calculated by dividing the total proved reserves at the end of a year by the actual production for the same year. The annual change in this ratio provides us with an indication of our performance in replenishing annual production volumes. The reserves to production ratio is a statistical indicator that has limitations. The ratio is limited because it can vary widely based on the extent and timing of new discoveries and property acquisitions. In addition, the ratio does not take into account the cost or timing of future production of new reserves and commodity pricing. For that reason, the ratio does not, and is not intended to, provide a measurement of value. For the year ended December 31, 2007, our production was 54% natural gas and 46% oil, as compared to approximately 64% natural gas and 36% oil for the year ended December 31, 2008.
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
     The following table shows selected operating data and operating income comparisons for each of the three years ended December 31, 2008.

(47)

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	1,027	1,051	1,137
Natural gas (Mcf)	10,944	7,422	6,539
BOE	2,851	2,288	2,227
BOE per day	7.8	6.3	6.1
Sale Prices:
Oil (per Bbl)(1)	$95.25	$65.97	$59.86
Natural gas (per Mcf)(1)	$7.74	$6.29	$6.19
BOE Price(1)	$64.02	$50.72	$48.73
BOE Price(2)	$64.02	$50.72	$43.56
Operating Revenues:
Oil	$97,799	$69,315	$68,076
Effect of oil hedges	—	—	(11,512)
Natural gas	84,716	46,716	40,461

	182,515	116,031	97,025

Operating Expenses:
Lease operating expense	28,454	22,200	16,819
Production taxes	9,135	5,545	5,577
Production tax refund	(1,958)	(1,209)	—
General and administrative	11,907	10,415	9,523
Depreciation, depletion and amortization	44,691	30,115	24,687
Impairment of oil and natural gas properties	300,532	—	—

	392,761	67,066	56,606

Operating income (loss)	$(210,246)	$48,965	$40,419

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
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
     Use of Critical Accounting Estimates in the Preparation of Consolidated Financial Statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. We define a critical accounting estimate as one that is both important to our financial condition and results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain.

(48)

     Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of undeveloped properties, income taxes, bad debts, derivatives, contingencies and litigation.
     Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.
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
     At the end of each quarter, capitalized costs, less accumulated amortization and related deferred income taxes, are limited to an amount (the ceiling) equal to the sum of: (i) The after tax present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off shall not be reinstated for any subsequent increase in the cost center ceiling. A ceiling test write-down is a non-cash charge to earnings. It reduces earnings and impacts stockholders’ equity in the period of occurrence and may result in lower depreciation, depletion and amortization expense in future periods. At December 31, 2008, the net book value of our oil and natural gas properties, less related deferred income taxes, was above the calculated ceiling. As a result, we were required to record an impairment of our oil and natural gas properties under the full cost method of accounting in the amount of $300.5 million for the year ended December 31, 2008. See Note 5- “ Oil and Natural Gas Properties”.
     The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices decline. If commodity prices decline further, it is possible that we could incur additional impairments in future periods.
     Depletion. Provision for depletion of oil and natural gas properties under the full cost method is calculated using the unit of production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measurement based upon relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. The cost of any impaired property is transferred to the balance of oil and natural gas properties subject to depletion. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value. Oil and natural gas properties included $137.2 million and $86.4 million at December 31, 2008 and 2007, respectively, of unevaluated properties not subject to depletion.

(49)

     In arriving at rates under the unit of production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by our geologists and engineers and require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in our methodology of calculating the depletion of oil and natural gas properties under the full cost method during the three years ended December 31, 2008.
     Proved Reserve Estimates. The discounted present value of our proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. Our year-end reserve estimates are prepared by independent petroleum engineers.
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
     Income Taxes. We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Additionally, the amount and availability of our loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests. The utilization of such carryforwards could be limited or lost upon certain changes in ownership and the passage of time. Although we believe it is more likely than not that we will be able to utilize all our loss carryforwards available to us, no assurance can be given concerning the realization of such loss carryforwards, or whether or not such loss carryforwards will be available in the future.
     Asset Retirement Obligations. Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset,

(50)

depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, changes in the estimated timing of the cash flows, acquisition or construction of assets, and settlement of obligations.
     Stock Based Compensation. We account for stock based compensation in accordance with the Financial Accounting Standards Board (FASB) SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”). We adopted SFAS 123(R) effective January 1, 2006, applying the modified prospective method, whereby compensation cost associated with the unvested portion of awards granted during the period of June 2001 to December 2002 were recognized over the remaining vesting period. Under this method, prior periods were not revised for comparative purposes.
     Litigation and Other Contingency Reserves. We estimate our reserves related to litigation and other contingencies based on the facts and circumstances specific to the litigation and contingency and our past experience with similar claims. The actual outcome of litigation and contingencies could differ significantly from estimated amounts.
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. These estimated allowances are periodically reviewed, on a case by case basis, analyzing the customer’s payment history and information regarding customer’s creditworthiness known to us. In addition, we record a reserve based on the size and age of all receivable balances against which we do not have specific reserves. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowances may be required.
     Derivatives. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities on Amendment of FASB Statement No. 133” (“SFAS 138”) that requires all derivative instruments to be recorded on the balance sheet at their respective fair values. We adopted SFAS 133 on January 1, 2001. To measure fair value we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008 for all financial assets and liabilities. In determining the fair value of our derivative contracts, we evaluate our counterparty and third party service provider valuations and adjust for credit risk when appropriate. We classify our fair value measurements as Level 3 if we do not have sufficient corroborating market evidence for volatility to support classifying these assets and liabilities as Level 2. See Note 9- “Derivatives”.
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

(51)

Years Ended December 31, 2008 and December 31, 2007
     The following discussion compares our result for the year ended December 31, 2008 to the year ended December 31, 2007. Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective annual periods.
     Our oil and natural gas revenues and production product mix are shown in the following table for 2008 and 2007.
          Oil and Gas Revenues

	Revenues		Production
	2008	2007	2008	2007
Oil (Bbls)	54%	60%	36%	46%
Natural gas (M cf)	46%	40%	64%	54%

Total	100%	100%	100%	100%

     The following table shows our production volumes, product sale prices and operating revenues for the periods indicated.

				%
	Year Ended December 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	1,027	1,051	(24)	(2)%
Natural gas (M cf)	10,944	7,422	3,522	47%
BOE	2,851	2,288	563	25%
BOE per day	7.8	6.3	1.5	24%
Sale Prices:
Oil (per Bbl)	$95.25	$65.97	$29.28	44%
Natural gas (per M cf)	$7.74	$6.29	$1.45	23%
BOE price	$64.02	$50.72	$13.30	26%
Operating Revenues:
Oil	$97,799	$69,315	$28,484	41%
Natural gas	84,716	46,716	38,000	81%

Total	$182,515	$116,031	$66,484	57%

Oil revenues
     Average wellhead realized crude oil prices increased $29.28 per Bbl, or 44% to $95.25 per Bbl in 2008 as compared to 2007. This price increase caused an increase in revenue of approximately $30.1 million. Oil production declined 24,000 Bbls due primarily to natural declines in the Andrews, Fullerton and south Texas areas which was partially offset by drilling activity and the additional interest acquired in June 2008 in the Diamond M area which resulted in a production increase of approximately 63,700 Bbls. The decrease in production caused a decrease in revenue of $(1.6) million when applying 2007 pricing.
Natural gas revenues
     Average realized natural gas prices increased $1.45 per Mcf, or 23%, to $7.74 per Mcf in 2008 as compared to 2007. The price increase caused an increase in revenue of approximately $15.9 million. Natural gas production increased by 3,522 MMcf which was due primarily from the drilling activity in the two resource plays, the New Mexico Wolfcamp and Barnett Shale areas. Additional interest was also

(52)

acquired in June 2008 in the Diamond M area. Increase in production was offset with natural declines in the south Texas area. The increase in production caused an increase in revenue of $22.1 million when applying 2007 pricing.
Costs and Expenses

				%
	Year Ended December 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
		($ in thousands)
Lease operating expense	$28,454	$22,200	$6,254	28%
Production taxes	9,135	5,545	3,590	65%
Production tax refund	(1,958)	(1,209)	(749)	62%
General and administrative	11,907	10,415	1,492	14%
Depreciation, depletion and amortization	44,691	30,115	14,576	48%
Impairment of oil and natural gas properties	300,532	—	300,532	N/A

Total	$392,761	$67,066	$325,695	486%

Lease operating expense
     Lease operating costs increased approximately $6.3 million, or 28%, to $28.5 million in 2008 as compared to 2007. Lifting cost (excluding production taxes) increased to $9.98 per BOE in 2008 compared to $9.70 per BOE in 2007. Overall costs are up for the Diamond M area as a result of the acquisition of the additional interest in June 2008. In addition we spent approximately $808,000 on additional workovers in the Fullerton area. Costs for the Barnett Shale and New Mexico Wolfcamp areas are up due to the new wells drilled. Ad valorem taxes increased in 2008 by approximately $538,000 from 2007.
Production taxes
     Production tax increased $3.6 million, in 2008 compared to 2007 primarily due to a $66.5 million increase in revenue. Production taxes were 5.0% of revenue for 2008 compared to 4.8% of revenue for 2007. The rate increase is related to higher natural gas production and higher tax rates in the New Mexico area. Production taxes in future periods will be a function of product mix, production volumes, product prices and tax rates.
     A production tax refund was received in June 2007 in the amount of $1.2 million for natural gas production taxes on non-operated wells in the Wilcox area of south Texas for production during the period from March 2005 through January 2007. During the fourth quarter 2008 production tax refunds were received in the amount of approximately $1.5 million for oil and approximately $482,000 for natural gas on non-operated wells in the Fullerton and Barnett Shale areas, respectively for production during the period from March 2007 through August 2008. The refunds were received by the operator of these wells after the operator’s application for tax abatement was approved by state regulatory agencies. The reduction in our production tax expense was recognized when approval of the application for tax abatement was granted by the various state agencies.
General and Administrative
     Total general and administrative expenses increased 14%, or approximately $1.5 million, in 2008 compared to 2007. This increase was primarily due to increased stock based compensation expense of approximately $1.1 million, and an increase in staffing and salary cost of approximately $569,000 over 2007. General and administrative expenses capitalized to the full cost pool were $1.9 million in 2008 compared to $1.5 million in 2007. On a BOE basis, general and administrative costs decreased to $4.18 per BOE in 2008 from $4.55 per BOE in 2007.

(53)

Depreciation, depletion and amortization
     Depreciation, depletion and amortization expense increased 48%, or $14.6 million, in 2008 compared to 2007. Total depreciation, depletion and amortization expense per BOE was $15.68 for 2008 and $13.16 for 2007. This increase is primarily attributable to an overall increase in actual and anticipated drilling costs and related oilfield service costs. Increased cost levels affected the depletable amounts of capitalized costs in 2008. Our drilling over the past year have been focused on our natural gas resource projects which have higher associated per BOE drilling and development costs than our drilling projects in the Permian Basin of west Texas and onshore gulf coast of south Texas due to the use of horizontal drilling and multi-stage stimulation techniques. This factor, along with a reduction in reserve estimates due to commodity prices at year-end December 31, 2008, have led to a significant increase in our depletion rate per BOE.
Impairment of oil and natural gas properties
     Due to lower commodity prices an impairment expense of $300.5 million was recognized in the fourth quarter of 2008. No impairment was recognized in 2007.
Other income (expense)

				%
	Year Ended December 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
	($ in thousands)
Gain (loss) on derivatives not classified as hedges	$32,018	$(36,776)	$68,794	187%
Interest and other income	278	197	81	41%
Interest expense, net of capitalized interest	(23,750)	(19,177)	(4,573)	24%
Cost of debt retirement	(286)	(760)	474	(62)%
Other expense	(12)	(118)	106	(90)%
Equity in income (loss) of pipelines and gathering system ventures	380	(311)	691	(222)%

Total	$8,628	$(56,945)	$65,573	(115)%

Gain (loss) on derivatives not classified as hedges
     We recorded a gain of $32.0 million in 2008 for derivatives not classified as hedges, as compared to a loss of $(36.8) million in 2007. We settled $35.9 million in derivatives payments during 2008 compared to $16.6 during 2007. During 2008, the gain was due primarily to a decrease in oil and natural gas prices which increased the value of our derivatives. During 2008, the gain was due primarily to a decrease in oil and natural gas prices which increased the value of our derivatives. During 2007, the loss was due primarily to an increase in oil and natural gas prices which decreased the value of our derivatives. See Note 9- “Derivative Instruments”.
Interest expense
     Interest expense increased 24%, or $4.6 million, in 2008 as compared to 2007. The higher interest expense was primarily due to higher average outstanding debt balances during 2008. This was partially offset with a lower average interest rate in 2008. Capitalized interest for 2008 was approximately $81,000 and $423,000 during 2007. Our weighted average interest rate decreased to 7.92% for 2008, from 8.92% for 2007.
Cost of debt retirement
     Until July 31, 2007, we had a $50.0 million term loan available to us under our Second Lien Term Loan Agreement, or the “Second Lien Agreement”. Upon completion of our senior notes offering, described below under “Liquidity and Capital Resources — Senior Notes”, we paid off and terminated this

(54)

facility with $50.2 million of the net proceeds from the offering. As a result, we charged to earnings $760,000 of previously capitalized debt issuance cost. In 2008, we expensed the remaining unamortized bank fees of $286,000 associated with the change in participating banks in our revolving credit facility.
Equity in income (loss) of pipelines and gathering system ventures
     For 2008, our equity investment recorded a net gain of $380,000 which was attributable to a $381,000 gain associated with the Hagerman Gas Gathering System and a loss of $(1,000) associated with the West Fork Pipeline II. This compared to a loss of $(601,000) for the Hagerman Gas Gathering System for 2007. This increase in earnings is the result of increased volumes flowing through the Hagerman Gas Gathering System during the first part of the 2008. In June 2008, we acquired all of the assets of the Hagerman Gas Gathering System. Subsequent to this acquisition, the results of operations of the Hagerman Gas Gathering System are included in our operating income and not as an equity gain/loss item in our Consolidated Statement of Operations. See Note 10- “Investment in Gas Gathering Systems”.
     In 2007, we received final disbursements associated with the sale of the partnership assets in West Fork Pipeline I and West Fork Pipeline V of $161,000 and $126,000 respectively. The sale of these investments occurred in 2006.
Income taxes, deferred
     Income tax benefit was $69.7 million in 2008, compared to a benefit of $3.3 million in 2007. Income tax expense for 2009 will be dependent on our earnings and is expected to be approximately 35% of income before income taxes. In 2008 and 2007 our effective rate was approximately 35% and 42%, respectively. The 2007 tax rate was higher due to the recognition of a State NOL which we did not believe would be recognized until 2007 when Texas issued final rules related to its new Texas Margin Tax legislation.
Basic and diluted net loss
     We had basic and diluted net loss per share of $(3.18) and $(0.12), for 2008 and 2007, respectively. Basic and diluted weighted average common shares outstanding increased from approximately 38.1 million shares in 2007 to approximately 41.5 million shares in 2008. The increase in weighted average common shares was primarily due to our public offering of 3.0 million shares of common stock in December 2007.
Years Ended December 31, 2007 and December 31, 2006
     The following discussion compares our result for the year ended December 31, 2007 to the year ended December 31, 2006. Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective annual periods.
     Percentages of our oil and natural gas revenues and production, by product mix, are shown in the following table for 2007 and 2006.
          Oil and Gas Revenues

	Revenues(1)		Production
	2007	2006	2007	2006
Oil (Bbls)	60%	58%	46%	51%
Natural gas (M cf)	40%	42%	54%	49%

Total	100%	100%	100%	100%

(1)	Includes the effects of derivative transactions accounted for as hedges.

(55)

     The following table shows our production volumes, product sale prices and operating revenues for the periods indicated.

				%
	Year Ended December 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands, except per unit data)
Production Volumes:
Oil (Bbls)	1,051	1,137	(86)	(8)%
Natural gas (M cf)	7,422	6,539	883	14%
BOE	2,288	2,227	61	3%
BOE per day	6.3	6.1	0.2	3%

Sale Prices:
Oil (per Bbl)(1)	$65.97	$59.86	$6.11	10%
Natural gas (per M cf)(1)	$6.29	$6.19	$0.10	2%
BOE price(1)	$50.72	$48.73	$1.99	4%
BOE price(2)	$50.72	$43.56	$7.16	16%

Operating Revenues:
Oil	$69,315	$68,076	$1,239	2%
Effect of oil hedges	—	(11,512)	11,512	(100)%
Natural gas	46,716	40,461	6,255	15%

Total	$116,031	$97,025	$19,006	20%

(1)	Excludes hedge transactions.

(2)	Includes hedge transactions.
Oil revenues
     Average wellhead realized crude oil prices increased $6.11 per Bbl, or 10%, to $65.97 per Bbl for 2007, as compared to 2006. This price increase resulted in increased revenues by approximately $6.4 million in 2007, as compared to 2006. Oil production decreased 8% attributable to a decline of approximately 43,000 Bbls, 41,000 Bbls and 33,000 Bbls in the Diamond M Deep, Carm-Ann and south Texas area, respectively comparing 2007 to 2006. These decreases were a result of natural declines and limited developmental activity occurring within these areas. These decreases were partially offset with increases in the Harris field where we benefited from our development programs in 2006 and late 2007. The decrease in oil production reduced revenue approximately $5.2 million for 2007.
Natural gas revenues
     Average realized wellhead natural gas prices received were up slightly to $6.29 per Mcf for 2007 from $6.19 per Mcf received for 2006. This slight price increase accounted for an increase in revenue of approximately $742,000. Natural gas production increased 14% primarily due to new wells in the New Mexico Wolfcamp area where volumes were up 1.7 Bcf and the Barnett Shale area where volumes were up approximately 628,000 Mcf. These increases were offset by a production decline of approximately 1.2 Bcf in our south Texas wells comparing 2007 to 2006. The net increase in natural gas volumes increased revenue approximately $5.5 million for 2007.
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

(56)

accounted for as cash flow hedges and, therefore, the changes in their fair values and any settlement amounts are recorded to other income (expense) as described below.
Costs and Expenses

				%
	Year Ended December 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	($ in thousands)
Lease operating expense	$22,200	$16,819	$5,381	32%
Production taxes	5,545	5,577	(32)	(1)%
Production tax refund	(1,209)	—	(1,209)	N/A
General and administrative	10,415	9,523	892	9%
Depreciation, depletion and amortization	30,115	24,687	5,428	22%

Total	$67,066	$56,606	$10,460	18%

Lease operating expense
     Lease operating expenses were higher in 2007 when compared to 2006 partly due to new wells. Of the $5.4 million increase, $2.3 million of these charges are on wells that were completed in 2007 or completed late in 2006. Therefore, the costs are higher for 2007 compared to 2006. Well repair, workover expenses, salt water disposal and compressor expense increased approximately $4.0 million for 2007 compared to 2006. Overall higher costs for well repair and workover result from our refocused efforts on lease maintenance and away from developmental activity during 2007 on our oil properties. Salt water disposal and compression charges increased significantly during 2007 resulting from new well activity in the south New Mexico area and Barnett Shale area. These amounts are included in the previously discussed $2.3 million increase for new wells. Lifting costs (excluding production taxes) were $9.70 per BOE in 2007 compared to $7.55 per BOE in 2006.
Production taxes
     Production taxes showed no significant change even though revenue increased $7.5 million from 2006 to 2007. The expected increase was offset by qualifying lower severance tax rates used during 2007. The lower severance tax rates were a result of certain properties qualifying for state tax incentive programs. The lower tax rates will continue on a forward basis until the term of the tax incentives are expired.
     A production tax refund was received in June 2007 in the amount of $1.2 million for natural gas production taxes on non-operated wells in the Wilcox area of south Texas for production during the period from March 2005 through January 2007. This refund was received by the operator of these wells only after the operator’s application for tax abatement was approved by state regulatory agencies. The reduction in our production tax expense was recognized only when approval of the application for tax abatement was granted by state regulatory authorities.
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
     Offsetting the above general and administrative expense increases were the following two items. First, during the second quarter of 2006, we determined that stock options to purchase 30,000 shares of common stock that had been granted in 2003 to four of our employees under our 1998 Stock Option Plan, were not available for issuance under the plan. In June 2006, the Board of Directors authorized us to

(57)

enter into settlement and release agreements with the four employees. Under these agreements, we made a one-time lump sum cash payment to each employee in an amount equal to the “spread” between the exercise price of the options and the closing price of our stock on June 21, 2006. The total cash payments were approximately $511,000. This amount was charged to general and administrative expense during the second quarter of 2006. Secondly, during the second quarter of 2007, we revised our estimates of expected forfeitures of stock options granted to directors due to the resignation of a director and the subsequent forfeiture of 40,000 stock options held by him. As a result we reduced our estimate of the grant date fair value of shares expected to ultimately vest under our stock option plan by approximately $283,000.
Depreciation, depletion and amortization
     Depreciation, depletion and amortization expense increased 22%, or $5.4 million, for 2007 as compared to 2006. Depletion per BOE was $13.02 for 2007 and $10.88 for 2006. This increase was attributable to an overall increase in actual and anticipated drilling costs and related oilfield service costs. Increased cost levels affect both the depletable amounts of capitalized costs in 2007 and the depletion attributable to amounts of estimated future development costs on proved undeveloped properties. Throughout 2006 and 2007, the majority of our drilling activity was in our natural gas resource projects in the Permian Basin of west Texas and the Barnett Shale areas. These areas have higher associated per BOE drilling and development costs due to the use of horizontal drilling and multi-stage stimulation techniques. These factors, when combined with the increase in the absolute level of our capital expenditures during this time period led to a significant increase in our depletion rate per BOE from 2006 to 2007.
Other income (expense)

				%
	Year Ended December 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	($ in thousands)
Gain (loss) on derivatives not classified as hedges	$(36,776)	$2,802	$(39,578)	(1,412)%
Gain (loss) on ineffective portion of hedges	—	626	(626)	(100)%
Interest and other income	197	158	39	25%
Interest expense, net of capitalized interest	(19,177)	(12,360)	(6,817)	55%
Cost of debt retirement	(760)	—	(760)	N/A
Other expense	(118)	(189)	71	(38)%
Equity in income (loss) of pipelines and gathering system ventures	(311)	8,593	(8,904)	(104)%

Total	$(56,945)	$(370)	$(56,575)	15,291%

Gain (loss) on derivatives not classified as hedges
     We recorded a loss of $36.8 million in 2007 for derivatives not classified as hedges as compared to a gain of $2.8 million for 2006. The greatest impact of the change in fair market valuation was within our crude oil contracts due to the significant increase in oil prices during 2007. We settled in cash a net of $16.6 million in derivative contracts during the year ended December 31, 2007.
     The ineffective portion of our hedges was a gain of approximately $626,000 in 2006. As of December 31, 2006, all cash flow hedge contracts were settled.
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

(58)

     Capitalized interest on work in progress decreased interest expense by $423,000 in 2007, a decrease of $214,000 compared to 2006.
Cost of debt retirement
     Cost of debt retirement represent the write off of previously capitalized debt issuance costs associated with our Second Lien Agreement that was retired with the proceeds of our senior notes offering.
Equity in income (loss) of pipelines and gathering system ventures
     Since 2004, we had invested in four pipelines and gathering system joint ventures. During 2006, the assets of two of these ventures were sold. As a result, we recognized our share of net gains on sale of $9.0 million in 2006.
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
     Included in the $3.3 million income tax benefit amount was a net state tax benefit of the $592,000. Prior to 2007, we had not recognized a tax credit for state net operating loss carryovers due to the uncertainty about their ultimate realization. However, with the State of Texas revising its state tax laws in 2007 and our election to utilize the credit, we recognized this credit as we now expect to realize this benefit over future periods. See Note 12- “Income Taxes”.
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
Liquidity and Capital Resources
     Primary cash requirements we have are for exploration, development and acquisition of oil and natural gas properties, payment of derivative loss settlements and repayment of principal and interest on our debt. Our capital resources consist primarily of cash flows from our oil and natural gas properties, bank borrowings supported by our oil and natural gas reserves, proceeds from derivative gain settlements, proceeds from sales of debt and equity securities and, to a lesser extent, proceeds from sales of non-core

(59)

assets. Our level of earnings and cash flows depend on many factors, including the prices we receive for oil and natural gas we produce. Although we expect these same capital resources to support our future activities, we continually review and consider alternative methods of financing.
     Working capital increased approximately $61.8 million as of December 31, 2008 compared with December 31, 2007. Current assets exceeded current liabilities by $28.5 million at December 31, 2008. The working capital increase was due primarily to the increase in cash of $28.5 million. As of December 31, 2008, and December 31, 2007, we had approximately $36.3 million and $7.8 million, respectively, in cash and cash equivalents. We also experienced an increase in short term derivative value of $32.4 million, when the deferred tax asset and liability are taken into account. This change in value was largely due to the decreases in pricing of crude oil and natural gas. Finally, reductions in accrued liabilities of $7.4 million due to a reduction in drilling and completion activities, commodity pricing and timing of payments also contributed to the increase in working capital. These increases were partially offset with a decrease in oil and natural gas sales receivables of $7.1 million which was adversely affected by the lower oil and natural gas prices. Also, a decrease in accounts receivable primarily associated with a joint venturer paying down its outstanding amounts offset the increase in working capital by $3.6 million. We actively manage our cash flow by monitoring joint owner and purchaser receivables, major purchaser credit ratings and financial information along with actively managing spending levels as needed in the existing economic climate.
     We maintain our cash in bank deposit and brokerage accounts which, at times, may exceed federally insured limits. As of December 31, 2008 accounts were guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2008, we had deposits in excess of the FDIC and SIPC limits in the amount of $26.7 million. In addition we had short-term investments in United States Treasury bills of $5.0 million at December 31, 2008 versus no similar investments at December 31, 2007.
     The following table summarizes our cash flows from operating, investing and financing activities:

	Year ended December 31,
	2008	2007	2006
	($ in thousands)
Operating activities	$121,041	$74,119	$68,186

Investing activities	$(258,297)	$(164,897)	$(194,548)

Financing activities	$165,743	$92,684	$125,854
     Cash flow from operating activities increased primarily due to the increased average price the Company received for its oil and natural gas sales throughout 2008 as well as the increase in production compared to 2007. The increase of cash flow from operating activities over net income is primarily due to the impairment of oil and natural gas properties, partially offset by the gain on derivatives caused by lower oil prices and the recognized income tax benefit for the year ended December 31, 2008. See Results of Operations beginning on page 47 for a more complete discussion of these changes.
     Cash used in investing activities increased by approximately $93.4 million in 2008 compared to 2007 primarily as a result of the $35.5 million acquisition of the additional interest in the Diamond M field in Snyder, Texas, an increase in settlements of our derivative contracts in the amount of $19.3 million, an increase of short term investments in U.S Treasuries of $5.0 million and increased investments in our resource gas plays by approximately $15.7 million in 2008.

(60)

     Cash provided by financing activities increased in 2008 compared to 2007 primarily as a result of an increase in borrowings against our revolving credit facility of approximately $73.0 million, including the $62.5 million draw down to enhance our liquidity as described below.
     Our 2009 capital investment budget will be funded from our operating cash flows. If our cash flows are not sufficient to fund all of our estimated capital expenditures, we may fund any shortfall with available cash, short-term investments, bank borrowings, proceeds from the sale of our debt or equity securities or sale of our oil and natural gas properties, reduce our capital budget or effect a combination of these alternatives. The amount and timing of our expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors. In response to recent market conditions, our 2009 capital expenditure budget will be $29.1 million compared to the $230.6 million we spent on oil and natural gas related capital expenditures. Although we cannot predict the outcome of our planned 2009 capital spending, we do not anticipate significant change in our 2009 production levels compared to our 2008 production levels. Cash flow from operating activities will be highly dependent on the success of this spending as well as on commodity pricing.
     If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future drilling projects. Our borrowing base is scheduled to be re-determined on April 1, 2009 and given the current conditions in the credit markets and lower commodity prices our borrowing base may be reduced to an amount less than our outstanding borrowings at which time we would have to immediately repay any excess of our outstanding borrowings over our borrowing base. We may, from time to time, seek additional financing, either in the form of increased bank borrowings, sale of debt or equity securities or other forms of financing and there can be no assurance as to the availability of any additional financing upon terms acceptable to us. To strengthen our liquidity in the current market environment we drew an additional $62.5 million against the revolving credit facility during the month of October 2008. See Note 11- “Credit Arrangements”.
     Shelf Registration Statement
     On November 6, 2007, the United States Securities and Exchange Commission declared effective a shelf registration statement on Form S-3 filed by us to register $250.0 million of securities for potential future issuance. The available balance of our $250.0 million universal shelf registration statement was $194.5 million as of December 31, 2008. In the future, we may, in one or more offerings, offer and attempt to sell debt securities and additional equity securities under our shelf registration statement. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings, if any. However, our shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any debt securities, preferred stock, common stock or warrants depends upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us. However, because of current economic conditions, as well as the recent prices of our outstanding common stock, the type and amount of any securities offering under the registration statement may be limited.
     Revolving Credit Facility
     Our Fourth Amended and Restated Credit Agreement, dated May 16, 2008, as amended by the First Amendment to Fourth Amended and Restated Credit Agreement, dated October 31, 2008, and as further amended by Second Amendment to Fourth Amended and Restated Credit Agreement, or the “Revolving Credit Agreement”, with a group of bank lenders provides us with a revolving line of credit having a “borrowing base” limitation of $230.0 million at December 31, 2008. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $600.0 million or the borrowing base established by the lenders. At December 31, 2008, the principal amount outstanding

(61)

under our revolving credit facility was $225.0 million, excluding $445,000 reserved for our letters of credit. We have pledged substantially all of our producing oil and natural gas properties to secure the repayment of our indebtedness under the Revolving Credit Agreement.
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
     As of December 31, 2008, our group of bank lenders included Citibank, N.A., BNP Paribas, Compass Bank, Bank of Scotland plc, Bank of America, N.A., Texas Capital Bank, N.A., Western National Bank and West Texas National Bank. None of the bank lenders held more than 21% of our outstanding loans at December 31, 2008.
     Loans made to us under this revolving credit facility bear interest based on the base rate of Citibank, N.A. or the “LIBOR” rate, at our election.
     The base rate is generally equal to the sum of (a) Citibank’s “prime rate” as announced by it from time to time and (b) a specified margin, the amount of which depends upon the outstanding principal amount of our loans. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 0.25%. If the borrowing base usage is less than 75%, the margin is zero percent.
     The LIBOR rate is generally equal to the sum of (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered in one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.50% to 3.00%, depending upon the outstanding principal amount of our loans. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 3.00%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.75%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.50%.
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.75%. At December 31, 2008, our base rate, plus the applicable margin, was 4.75% on $225.0 million, the outstanding principal amount of our revolving loan on that date.
     In the case of base rate loans, interest is payable on the last day of each month. In the case of LIBOR loans, interest is payable on the last day of each applicable interest period.
     If the total outstanding borrowings under the revolving credit facility are less than the borrowing base, we are required to pay an unused commitment fee to the lenders in an amount equal to 0.25% of the daily average of the unadvanced portion of the borrowing base. The fee is payable quarterly.
     If the borrowing base is increased, we are also required to pay a fee of 0.375% on the amount of any such increase.
     All outstanding principal and accrued and unpaid interest under the revolving credit facility is due and payable on December 31, 2013. The maturity date of our outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Revolving Credit Agreement.

(62)

     The Revolving Credit Agreement presently contains financial covenants and other restrictions, some of which prohibit us from:
•	creating, incurring, assuming or permitting to exist any lien, security interest or other encumbrance on any of our assets or properties, except specified permitted liens;

•	selling, leasing, transferring or otherwise disposing of any of our assets, except (a) our oil and natural gas properties between scheduled determinations of the borrowing base having an aggregate value not exceeding the lesser of (i) 5% of the value of all of our proved producing oil and natural gas reserves, or (ii) $20.0 million; (b) extracted petroleum hydrocarbons sold in the ordinary course of our business; (c) worthless or obsolete equipment; (d) transfers to us or any subsidiary; and (e) our assets and the assets of any subsidiary having an aggregate fair market value not exceeding $10.0 million;
•	allowing our current ratio (as adjusted for available borrowing and unrealized derivative losses) to be less than 1.0 to 1.0 as of the end of any fiscal quarter;

•	allowing our ratio of consolidated funded debt to consolidated EBITDA for any fiscal quarter (calculated at the end of each fiscal quarter using the results of the immediately preceding twelve-month period) to exceed 4.25 to 1.00 as of December 31, 2008 and for any test period during 2009 and 2010, or 4.00 to 1.00 during the year 2011 and thereafter. See Note 19- “Subsequent Events”;

•	allowing our adjusted consolidated net worth to be less than the sum of (a) $175.0 million, plus (b) 75% of the net proceeds from the sale of any equity securities, plus (c) 50% of our consolidated net income for each fiscal quarter determined on a cumulative basis from January 1, 2008;

•	forming or acquiring any new subsidiary or consolidating or merging with or into any other entity, except for certain intra-company consolidations or mergers where we are the surviving entity;

•	becoming liable in respect of any indebtedness, or guaranteeing or otherwise in any manner becoming liable for indebtedness, liabilities or other obligations of any other person, except for (a) indebtedness incurred in connection with our revolving credit facility; (b) taxes, assessments and government charges; (c) obligations arising out of interest rate management transactions permitted under our revolving credit facility; (d) indebtedness evidenced by our 10 1/4% senior notes due 2014 not to exceed the aggregate principal amount of $150.0 million; (e) indebtedness incurred in the ordinary course of business that is not more than 60 days past due; or (f) other indebtedness not exceeding $1.0 million in the aggregate;

•	declaring, paying or making any loans, advances, distributions or dividends to our equity owners, or purchasing, acquiring, redeeming or retiring any stock or other security issued by us, except for certain purchases of the notes and certain intra-company dividends or distributions from our subsidiaries to us;

•	making or permitting to remain outstanding any loans or advances to any person or entity, except (a) advances made in the ordinary course of our business; (b) other loans or advances to a third party not to exceed $1.0 million in the aggregate; or (c) intra-company loans;

•	discounting, or selling with recourse, or selling for less than market value, any of our notes receivable or accounts receivable;

(63)

•	permitting any material change in the character of our business;

•	entering into transactions with our affiliates, except transactions upon terms that are no less favorable than could be obtained in a transaction negotiated at arm’s length with an unrelated third party;

•	entering into commodity hedging or interest rate management transactions, except transactions required by our revolving credit facility, consented to by our lenders, or transactions designed to hedge, provide a floor price for, or swap crude oil or natural gas, provided certain conditions are satisfied;

•	making any investments in any person or entity, except (a) investments with maturities of not more than 180 days in direct obligations of the United States of America or any agency thereof; (b) investments in certain certificates of deposit; (c) our existing investments at May 16, 2008; (d) investments after May 16, 2008 in Hagerman Gas Gathering System, not to exceed $5.0 million in the aggregate; (e) investments in any subsidiary; (f) other investments not to exceed $5.0 million in the aggregate during any calendar year when aggregated with loans and advances permitted to be made or remain outstanding under our revolving credit facility;

•	permitting any material amendment or alteration to our organizational or governing documents;

•	permitting any plan subject to ERISA to (a) engage in any “prohibited transaction” as such term is defined in Section 4975 of the Internal Revenue Code of 1986, as amended; (b) incur any “accumulated funding deficiency” as such term is defined in Section 302 of ERISA; or (c) terminate in a manner which could result in the imposition of a lien on its property pursuant to Section 4068 of ERISA;

•	permitting any change in accounting method or fiscal year;

•	allowing our subsidiaries to issue or sell to any third party any equity interest in them, or any option, warrant or other right to acquire any such equity interest;

•	making any amendment or entering into any agreement to amend or otherwise change the Indenture governing our 10 1/4% senior notes due 2014, failing to comply with the terms of the Indenture, or, except as specifically required by the Indenture, making any prepayment of amounts owing under such notes; or

•	permitting or incurring any lease obligations which would cause the aggregate amount of all payments pursuant to all such leases to exceed $1.0 million in any twelve month period during the life of such leases, except for oil and gas related leases.
     As of December 31, 2008 we were in compliance with our Revolving Credit Agreement.
     Senior Notes
     Purchase Agreement. On July 26, 2007, we entered into a Purchase Agreement among us and Jefferies & Company, Inc., Merrill, Lynch Pierce Fenner and Smith Incorporated and BNP Paribas Securities Corp., or the “Initial Purchasers”, relating to the sale and issuance of $150.0 million principal amount of 10 1/4% Senior Notes due 2014, or the “senior notes”. The Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions. The Initial Purchasers or their respective affiliates have provided, and may in the future from time to time provide, financial advisory, investment banking or commercial banking services to us or our affiliates, for which they have received, and we expect will receive, customary fees. In particular, an affiliate of BNP Paribas

(64)

Securities Corp. acts as agent and lender under our revolving credit facility and, prior to its termination, our Second Lien Agreement, and has received and will continue to receive fees for their services.
     On July 31, 2007, we completed the private offering of the senior notes in the principal amount of $150.0 million. The net proceeds, after payment of typical transaction expenses, of the senior notes of approximately $143.5 million were used first to retire all of our indebtedness under our Second Lien Agreement, with the remainder being applied to the repayment of indebtedness under our revolving credit facility. The senior notes were recorded at the principal amount net of underwriters discount and related expenses of $4.8 million.
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
     On or after August 1, 2011, we may redeem all or a part of the senior notes at any time or from time to time at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest on the senior notes, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning August 1 of the years indicated:

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
     In addition, at any time prior to August 1, 2011, we may redeem all or part of the senior notes at a redemption price equal to:
     (i) 100% of the principal amount thereof, plus
     (ii) a “make-whole” premium, and accrued and unpaid interest, if any, to, the redemption date. Generally, the “make-whole” premium is an amount equal to the greater of (a) 1% of the principal amount of the senior notes being redeemed or (b) the excess of the present

(65)

value of the redemption price of such notes as of August 1, 2011 plus all required interest payments due through August 1, 2011 (computed at a discount rate equal to a specified U.S. “Treasury Rate” plus 50 basis points), over the principal amount of the senior notes being redeemed.
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

(66)

•	consummate a merger, consolidation or sale of all or substantially all of our assets;

•	enter into transactions with affiliates; and

•	engage in businesses other than the oil and gas business.
     As of December 31, 2008 we were in compliance with the covenants in the Indenture.
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
     All of our obligations under the Registration Rights Agreement were satisfied on March 4, 2008 when we completed the exchange of freely tradable senior notes for the restricted senior notes initially issued under the Indenture.
     Debt Ratings. We receive debt credit ratings from Standard & Poor’s Ratings Group, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), which are subject to regular reviews. S&P’s rating for Parallel is B with a negative outlook. Moody’s Long-Term Corporate rating is B3 with a negative outlook. S&P and Moody’s consider many factors in determining our ratings, including production growth opportunities, liquidity, debt levels and asset and reserve mix. A reduction in our debt ratings could negatively impact our ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. As of December 31, 2008, we were in compliance with all of the debt covenants covering our senior notes.
Commodity Price and Interest Rate Risk Management Transactions and Effects of Derivative Instruments
     The purpose of our derivative transactions is to provide a measure of stability in our cash flows. The derivative trade arrangements we have employed include collars, costless collars, floors or purchased puts, oil and interest rate swaps. In 2003, we designated our derivative trades as cash flow hedges under the provisions of SFAS 133, as amended. Although our purpose for entering into derivative trades has remained the same, contracts entered into after June 30, 2004 have not been designated as cash flow hedges.
     Since January 1, 2007, we had no derivatives in place that were designated as cash flow hedges. All commodity derivative contracts at December 31, 2008 were accounted for by “mark-to-market” accounting whereby changes in fair value are charged to earnings. Changes in the fair values of derivatives are recorded in our Consolidated Statements of Operations as these changes occur in “Other income (expense), net”. To the extent commodity prices in 2009 and beyond increase, we will report a loss on these derivatives but if there are no further changes in prices, our revenue will be correspondingly higher (than if there had been no price increase) when the production is sold.
     All interest rate swaps that we have entered into for 2008 and future years are accounted for by “mark-to-market” accounting as prescribed in SFAS 133.

(67)

     We are exposed to credit risk in the event of nonperformance by the counterparties to our derivative trade instruments. We actively monitor our credit risks related to financial institutions and counterparties including monitoring credit agency ratings, financial position and current news to mitigate this credit risk. We minimize credit risk in derivative instruments by entering into transactions with counterparties that are parties to our credit facility.
     We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008 to measure the fair value of our derivatives, which had no significant effect on our financial position or operating results. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).
     This statement requires fair value measurements to be classified and disclosed in categories of Level 1, Level 2 or Level 3, with Level 1 reflecting fair value measurements based on the most observable and active markets. During periods of market disruption, including periods of volatile oil and natural gas prices, rapid credit contraction or illiquidity, it may be difficult to value certain of our derivative instruments if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with observable data that become illiquid due to the current financial environment. In such cases, more derivative instruments may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in valuations with less certainty. Further, rapidly changing commodity and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition. You should read Note 9- “Derivative Instruments” for additional information about the different categories of our fair value measurements under SFAS 157.
     Management of risk requires, among other things, policies and procedures to properly record and verify a number of transactions and events. We have devoted resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated and our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business. For more information about our derivative instruments and price risk management transactions, please read “Quantitative and Qualitative Disclosures About Market Risk” under Item 7A in this Annual Report on Form 10-K, beginning on page 74.
Future Capital Requirements
     Our capital expenditure budget for 2009 is approximately $29.1 million and is highly dependent on future oil and natural gas prices. The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. In addition to the impact that oil and natural gas prices will have on our budget, these expenditures will also be subject to:
•	our internally generated cash flows;

(68)

•	the availability of additional borrowings under our revolving credit facility or from other sources;

•	the availability of supplies and services;

•	additional sources of funding; and

•	our future drilling successes.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
     We have contractual obligations and commitments that affect our financial condition. However, based on our assessment of the provisions and circumstances of our contractual obligations and commitments in existence at December 31, 2008, we do not believe there will be an adverse effect on our consolidated results of operations, financial condition or liquidity. The following table is a summary of our significant contractual obligations as of December 31, 2008.

	Obligation Due in Period
Contractual Cash Obligations	2009	2010	2011	2012	2013	After 5 years	Total
				($ in thousands)
Revolving Credit Facility (secured)(1)	$10,688	$10,688	$10,688	$10,688	$235,688	$—	$278,440
Senior Notes (unsecured)(2)	15,375	15,375	15,375	15,375	15,375	165,375	242,250
Office Lease (Dinero Plaza)	271	107	31	—	—	—	409
Asset Retirement Obligations(3)	158	1,966	129	296	40	8,790	11,379
Derivative Obligations	3,004	2,821	2,315	—	—	—	8,140
Put Premium Obligations(4)	646	2,341	1,689	—	—	—	4,676
Hagerman Gas Gathering System earn out(5)	—	—	532	—	—	—	532

Total	$30,142	$33,298	$30,759	$26,359	$251,103	$174,165	$545,826

(1)	Outstanding principal of $225.0 million due December 31, 2013 and estimated interest obligation calculated using the interest rate at December 31, 2008 of 4.75%. See Note 11- “Credit Arrangements”.

(2)	Outstanding principal of $150.0 million due August 1, 2014 and interest obligation calculated at an interest rate of 10 1/4%.

(3)	Asset retirement obligations of oil and natural gas assets, excluding salvage value and accretion.

(4)	The put premium obligations above represent the undiscounted obligation to our counterparty. We have recognized $97,000 of interest for the year ended December 31, 2008 and will recognize $394,000 of additional interest associated with the put premium obligations over the remaining life of the contracts.

(5)	Estimated earn out obligation due an unaffiliated third party based on the operation efficiency of the Hagerman Gas Gathering System.
     Deferred taxes are not included in the table above. The utilization of net operating loss carryforwards combined with our plans for development and acquisitions may offset any major cash outflows. However, the ultimate timing of the settlements cannot be precisely determined.
     The amounts above include principal payment obligations under the revolving credit facility and senior notes noted in the table above, and interest payments on such indebtedness. See Note 11- “Credit Arrangements”.
     Our contractual obligations include long-term debt, operating leases, drilling commitments, and derivative obligations. From time-to-time, we enter into off-balance sheet arrangements and transactions

(69)

that can give rise to material off-balance sheet obligations. As of December 31, 2008, the material off-balance sheet arrangements and transactions that we had entered into included (i) undrawn letters of credit, (ii) operating lease agreements and, (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.
Trends and Outlook
     Our business is influenced by trends that affect the oil and natural gas industry. In particular, recent declines in oil and natural gas prices and recent economic trends could adversely affect our business, liquidity, results of operations and financial condition.
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
     We expect to face the continuing challenges of weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various financial issuers, unresolved issues with structured investment vehicles, deleveraging of financial institutions and hedge funds and dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, defaults, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our liquidity, results of operations, financial condition or cash flows through realized losses, and impairments.
     In response to deteriorating market conditions we:
•	revised our 2009 capital expenditures downward to $29.1 million of which:
•	$10.2 million for the completion of wells that were in progress at year-end in our North Texas Barnett Shale project;

•	$5.2 million for the completion of wells that were in progress at year-end, pipeline construction, seismic and leasehold acquisitions in our New Mexico Wolfcamp Carbonate project;

•	$12.1 million for the completion of wells that were in progress at year-end, the drilling and completion of new wells and workovers of existing wells in our Permian Basin of West Texas properties; and

•	$1.6 million for the drilling and completion of new wells in our Yegua/Frio and Cotton Valley Reef projects and lease maintenance on our Utah/Colorado project
•	drew an additional $62.5 million under our Revolving Credit Agreement and invested the majority of the $62.5 million in a demand deposit money market account for the purpose of strengthening our liquidity;

•	did not request an increase in our borrowing base at the present time because of the associated interest rate and fee increases; and

•	entered into the Barnett shale Farmout Agreement described on page 4.

(70)

     Although we expect to experience a reduction in the level of our activity in 2009, we believe the steps we have taken to date in response to the global slowdown in the oil and natural gas industry will positively impact our ability to follow through with our business strategy without being forced to implement additional significant countermeasures, such as work force layoffs. Other potential steps that could be implemented in light of the current recession, if we deem it necessary, could include selling assets or entering into more farmout and joint venture agreements with industry partners to reduce our costs.
     The oil and natural gas industry is capital intensive. We make, and anticipate that we will continue to make, substantial capital expenditures in the exploration for, development and acquisition of oil and natural gas reserves. Historically, our capital expenditures have been financed primarily with:
•	internally generated cash from operations;

•	proceeds from bank borrowings;

•	industry joint venture arrangements;

•	proceeds from sales of equity and debt securities; and

•	proceeds from sales of non-core assets.
The continued availability of these capital sources depends upon a number of variables, including:
•	our proved reserves;

•	the volumes of oil and natural gas we produce from existing wells;

•	the prices at which we sell oil and natural gas;

•	our ability to acquire, locate and produce new reserves; and

•	events occurring within the global capital markets.
     Each of these variables materially affects our borrowing capacity. We may from time to time seek additional financing in the form of:
•	increased bank borrowings;

•	additional sales of our debt or equity securities;

•	sales of non-core properties;

•	other forms of financing; or

•	a combination of any of the above.
     Except for the existing revolving credit facility we have with our bank lenders, we do not currently have any agreements for any future financing and there can be no assurance as to the availability or terms of any such future financing.
     Oil and Natural Gas Price Trends
     Changes in oil and natural gas prices significantly affect our revenues, financial condition, cash flows and borrowing capacity. Markets for oil and natural gas have historically been volatile and we expect this trend to continue. Prices for oil and natural gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond our

(71)

control. We are unable to accurately predict the prices we receive for our oil and natural gas. Accordingly, any significant or sustained declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. A decline in oil or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital.
     Our capital expenditure budgets are highly dependent on future oil and natural gas prices.
     For the twelve months ended December 31, 2008, the average realized sales price for our oil and natural gas was $64.02 per BOE. For the year ended December 31, 2007, our average realized sales price was $50.72 per BOE.
     Production Trends
     Like all other oil and natural gas exploration and production companies, we experience natural production declines. We recognize that oil and natural gas production from a given well naturally decreases over time and that a downward trend in our overall production could occur unless these natural declines are offset by additional production from drilling, workover or recompletion activity, or acquisitions of producing properties. If any production declines we experience are other than a temporary trend, and if we cannot economically replace our reserves, our results of operations may be materially adversely affected and our stock price may decline. Our future growth will depend upon our ability to continue to add oil and natural gas reserves in excess of production at a reasonable cost.
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
     Lease Operating Expense Trends
     The level of drilling, workover and maintenance costs in the primary areas in which we operate and produce continues at a historically high level. Service rates charged by oil field service companies have increased significantly during recent periods and electrical cost has also increased. These increased cost levels have affected our per BOE lease operating expense. While we do not expect a continued increase in service costs since activities have slowed due to oil and natural gas prices, service cost increases are possible and could significantly impact our lease operating expense.
     Interest Expense Trends
     As a result of having increased our borrowings by $62.5 million at the end of the fourth quarter of 2008, we expect a corresponding increase in our annual interest expense. An increase in interest rates would also negatively impact our interest expense.
Inflation
     Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. Our costs and expenses tend to react to activity levels in our industry and commodity price movements.

(72)

Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. We adopted SFAS 157 effective January 1, 2008 and the adoption did not have a significant effect on our financial position or operating results.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which became effective on January 1, 2008. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This statement did not have any effect on our financial position or operating results as we did not elect to apply the fair value method.
     In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 clarifies that a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 was effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of FSP FIN 39-1 did not have a material impact on our consolidated financial statements.
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
     In February 2008, the FASB issue Financial Staff Positions (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 is effective for the Company beginning January 1, 2009. We do not anticipate that this pronouncement will have a material impact on our results of operations or consolidated financial position.

(73)

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide expanded disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. This statement will have no impact on our financial results. We will apply SFAS 161 beginning January 1, 2009.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which becomes effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles”. This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). We do not anticipate that this pronouncement will have a material impact on our results of operations or consolidated financial position.
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS 128, “Earnings per Share”. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company’s earnings per share calculations.
     In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting”. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculaions.
     The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The Company has not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices, on its disclosures, financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Below, we have provided certain quantitative and qualitative information about market risks and our derivative instruments at December 31, 2008 from which we may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.

(74)

     Derivative transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular derivative transaction necessarily depend upon the terms of the transaction and our particular circumstances. In general, however, all derivative transactions involve some combination of market risk, credit risk, funding risk and operational risk.
     Market risk is the risk that the value of a transaction will be adversely affected by fluctuations in the level or volatility of, or correlation or relationship between, one or more market prices, rates or indices or other market factors or by illiquidity in the market for the relevant transaction or in a related market.
     Credit risk is the risk that a counterparty will fail to perform its obligations to us when due.
     Funding risk is the risk that, as a result of mismatches or delays in the timing of cash flows due from or to our counterparties in derivative transactions or related hedging, trading, collateral or other transactions, we or our counterparty will not have adequate cash available to fund current obligations.
     Operational risk is the risk of loss to us arising from inadequacies in or failures of our internal systems and controls for monitoring and quantifying the risks and contractual obligations associated with derivative transactions, for recording and valuing derivative and related transactions, or for detecting human error, systems failure or management failure.
     Depending upon the terms of a specific transaction, there may be other risks which could be significant. Highly customized derivative transactions, in particular, may increase liquidity risk and introduce other significant risk factors of a complex nature. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor.
     Another important consideration in evaluating the risks and contractual obligations associated with a particular derivative transaction is that a derivative transaction may be modified or terminated only by mutual consent of the parties to the transaction and subject to agreement on individually negotiated terms. Accordingly, it may not be possible for us to modify, terminate or offset our obligations or our exposure to the risks associated with a transaction prior to its scheduled termination date.
     Derivative transactions are not obligations of or guaranteed or insured by the U.S. Government, the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other federal, state or other governmental agency.
     Derivative transactions are not deposits of our counterparties or any of their affiliates.
Non-derivative Financial Instruments
     We borrow funds under fixed rate and variable rate debt instruments that give rise to interest rate risk. Our objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing our costs of capital. See Note 11- “Credit Arrangements” for a discussion of our debt instruments.
Derivative Financial Instruments
     We utilize interest rate and commodity price derivative contracts to hedge interest rate and commodity price risks in accordance with parameters recommended by management and approved by our Board. Our management recommends the timing, type and extent of hedge transactions.

(75)

Interest Rate Sensitivity as of December 31, 2008
     Although we are currently protected from interest rate volatility up to $250.0 million through our senior notes and our interest rate swaps, we are exposed to interest rate volatility on lending above this level. Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related interest rates by expected maturity dates. Refer to Note 9- “Derivative Instruments” for further discussion of our debt that is sensitive to interest rates.

					2013 and
	2009	2010	2011	2012	after	Total
Revolving Credit Facility (secured)	$—	$—	$—	$—	$225,000	$225,000
Interest rate	4.75%	4.75%	4.75%	4.75%	4.75%

Senior notes	$—	$—	$—	$—	$150,000	$150,000
Interest rate	10.25%	10.25%	10.25%	10.25%	10.25%
     At December 31, 2008, we had outstanding bank loans in the aggregate principal amount of $225.0 million at a base interest rate of 4.75%, including applicable margin. Under our amended revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate, plus a margin ranging from 0% to 0.25%, or the LIBOR rate, plus a margin ranging from 2.50% to 3.00% per annum, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 4.75%. A change in the interest rate of one percent could cause an approximate $1.3 million change in interest expense on an annual basis on the current amount of borrowings, when factoring in the interest rate protection we have with our interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value.
     At December 31, 2008, we had outstanding senior notes in the aggregate principal amount of $150.0 million bearing interest at a rate of 10 1/4% per annum. The carrying value of our 10 1/4% senior notes at December 31, 2008 is approximately $145.9 million and their estimated fair value is approximately $99.0 million. Fair value is estimated based on market trades at or near December 31, 2008. Interest on our senior notes and their carrying value are not affected by changes in interest rates. However, the fair value of the senior notes increases as interest rates decrease and their fair value decreases as interest rates increase. Because we have no present plan or intent to redeem the senior notes, changes in their fair value are not expected to have any effect on our cash flow in the foreseeable future.
     We have employed fixed interest rate swap contracts with BNP Paribas and Citibank, NA based on the 90-day LIBOR rates at the time of the contracts. These contracts are accounted for by “mark—to- market” accounting as prescribed in SFAS 133. We receive interest based on a 90-day LIBOR rate and pay the fixed rates shown below. We view these contracts as protection against future interest rate volatility. As of December 31, 2008, the fair market value of these interest rate swaps was a liability of approximately $8.1 million.

(76)

     A recap for the period of time, notional amounts, fixed interest rates and the fair market value of these contracts as of December 31, 2008 follows:

	Notional	Weighted Average	Estimated
Period of Time	Amounts	Fixed Interest Rates	Fair Market Value
	($ in millions)		($ in thousands)
January 1, 2009 through December 31, 2009	$100	4.22%	$(3,004)
January 1, 2010 through October 31, 2010	$100	4.71%	(2,517)
November 1, 2010 through December 31, 2010	$50	4.26%	(216)
January 1, 2011 through December 31, 2011	$100	4.67%	(2,315)

Total Fair Market Value			$(8,052)

Commodity Price Sensitivity
     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. NYMEX closing oil prices ranged from a low of $50.48 per barrel to a high of $98.18 per barrel during the twelve months ended December 31, 2007. NYMEX closing natural gas prices during the twelve months ended December 31, 2007 ranged from a low of $5.38 per Mcf to a high of $8.64 per Mcf. During the twelve months ended December 31, 2008 NYMEX closing oil prices ranged from a low of $33.87 to a high of $145.29. NYMEX closing natural gas prices during the twelve months ended December 31, 2008 ranged from a low of $5.29 per Mcf to a high of $13.58 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We employ various derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. As of December 31, 2008, we had employed collars and puts in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against this price volatility, all contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133.
     At December 31, 2008 we had crude oil collar and put derivative contracts in place covering future oil production of approximately 1.8 million barrels. Crude oil futures prices have stabilized since December 31, 2008. If prices stay at current levels, the settlement price will be below the price range of the collar contracts, thus causing our counterparties to make payments at settlement date for these contracts. In addition, at current price levels, the settlement price will cause our counterparty to pay us at settlement date for our put contracts.
     At December 31, 2008 we had natural gas collar derivative contracts in place covering future natural gas production of approximately 3.3 Bcf. Natural gas futures prices have continued to decrease since December 31, 2008 and as prices have decreased, we could receive larger payments from our counterparties for these natural gas derivative contracts at settlement date than are currently recorded as of December 31, 2008.
     Changes in commodity prices will affect the fair value of our derivative contracts as recorded on our balance sheet during future periods and, consequently, our reported net earnings. The changes in the recorded fair value of the commodity derivatives are marked to market through earnings. If commodity prices decrease, this commodity price change could have a positive impact to our earnings. Conversely, if commodity prices increase, this commodity price change could have a negative effect on earnings. Each derivative contract is evaluated separately to determine its own fair value. Due to the current volatility of

(77)

both crude oil and natural gas prices, we are currently unable to estimate the effects on earnings in future periods, but based on the volume of our future oil and natural gas production covered by commodity derivative contracts, the effects may be material. A 10% change in commodity prices would have changed our commodity derivative valuation contracts by approximately $3.7 million.
     Descriptions of our active commodity derivative contracts as of December 31, 2008 are set forth below:
     Put Options. Puts are options to sell assets. For any put transaction, the counterparty is required to make a payment to the Company if the reference floating price for any settlement period is less than the put or floor price for such contract.
     In June 2008, we entered into multiple put contracts with BNP Paribas and in October 2008 we entered into a put contract with Citibank, N.A. In lieu of making premium payments for the puts at the time of entering into our put contracts, we deferred payment until the settlement dates of the contracts. Future premium payments will be netted against any payments that the counterparty may owe to us based on the floating price. Due to the deferral of the premium payments, we will pay a total amount of premiums of $4.68 million, which is $491,000 greater than if the premiums had been paid at the time of entering into the contracts. The $491,000 difference is recorded as a discount to the put premium obligations and recognized as interest expense over the terms of the contracts using the effective interest method. Through December 31, 2008, we have accrued $97,000 of interest expense. Accordingly, the recorded balance of the put premium obligations at December 31, 2008 is $4.28 million.
     A summary of our put positions at December 31, 2008 is as follows:

	Barrels of		Estimated
Period of Time	Oil	Floor	Fair Market Value
			($ in thousands)
January 1, 2009 through December 31, 2009	109,500	$100.00	$5,112
January 1, 2010 through December 31, 2010	280,100	$84.36	6,405
January 1, 2011 through December 31, 2011	146,000	$100.00	5,139

Total Fair Market Value			$16,656

     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing. Citibank, N.A. and BNP Paribas are the counterparties used for oil and natural gas collar contracts.
     A summary of our collar positions at December 31, 2008 is as follows:

(78)

	Barrels of	NYMEX Oil Prices		Estimated
Period of Time	Oil	Floor	Ceiling	Fair Market Value
				($ in thousands)
January 1, 2009 through December 31, 2009	766,500	$65.71	$82.93	$10,942
January 1, 2010 through October 31, 2010	486,400	$63.44	$78.26	2,449

	M M Btu of	WAHA Gas Prices
	Natural Gas	Floor	Ceiling

January 1, 2009 through December 31, 2009	3,285,000	$7.06	$9.93	6,611

Total Fair Market Value				$20,002

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
     Our independent public accountants, BDO Seidman, LLP, are engaged to audit our financial statements and to express an opinion thereon. Their audit is conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) to enable them to report whether the financial statements present fairly, in all material respects, our financial position and results of operations in accordance with accounting principles generally accepted in the United States.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There were no changes in or disagreements with accountants on accounting and financial disclosure as of December 31, 2008 and 2007.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by our management, with the participation of our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer), in accordance with rules of the Securities Exchange Act of 1934, as amended. Based on that evaluation, Mr. Oldham and Mr. Foster have concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as

(79)

amended, is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
     Management assessed the effectiveness of Parallel’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of this assessment, management determined that Parallel’s internal control over financial reporting, as of December 31, 2008, was effective based on those criteria.
     BDO Seidman, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2008, which is set forth below under “Attestation Report”.
Changes in Internal Controls
     During the fourth quarter of fiscal year 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(80)

Attestation Report
Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
Board of Directors and Stockholders
Parallel Petroleum
Midland, Texas
We have audited Parallel Petroleum Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Parallel Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on Parallel Petroleum Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Parallel Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Parallel Petroleum Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

(81)

BDO Seidman, LLP
Houston, Texas
February 23, 2009
ITEM 9B. OTHER INFORMATION
     There is no other information to disclose as of December 31, 2008 and 2007.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our Directors and executive officers at February 1, 2009 are as follows:

		Director
Name	Age	Since	Position with Company
Jeffrey G. Shrader(1)	58	2001	Director and Chairman of the Board of Directors

Larry C. Oldham(2)	55	1979	Director, President and Chief Executive Officer

Donald E. Tiffin	51	—	Chief Operating Officer

Steven D. Foster	53	—	Chief Financial Officer

Eric A. Bayley	60	—	Vice President of Corporate Engineering

John S. Rutherford	48	—	Vice President of Land and Administration

Edward A. Nash(1)	60	2007	Director

Martin B. Oring(1)	63	2001	Director

Ray M. Poage(1)	61	2003	Director

(1)	Member of Hedging and Acquisitions Committee, Compensation Committee, Audit Committee and the Corporate Governance and Nominating Committee.

(2)	Member of Hedging and Acquisitions Committee.
     Mr. Shrader has been a shareholder in the law firm of Sprouse Shrader Smith, Amarillo, Texas, since January 1993. He has also served as a director of Hastings Entertainment, Inc. since 1992. Mr. Shrader has served as Chairman of the Board of Directors since August 2007. At February 1, 2009, Mr. Shrader was Chairman of the Corporate Governance and Nominating Committee of the Board of Directors.
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

(82)

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
     Mr. Nash served as a consultant to TOTAL Petrochemicals, Inc. from February 2004 until December 2006, providing advisory services primarily in the areas of corporate relocation, construction, safety and communications. He also served as a consultant to Clayton Williams Energy, Inc. from September 2003 to September 2004, primarily in the area of acquisitions. From 2000 to March 2003, Mr. Nash was employed by TOTAL as a Senior Vice President of Special Projects and as Senior Vice President of its U.S. onshore division. From 1974 to 2000, Mr. Nash was employed by Fina, Inc. in various capacities, including serving as Vice President of Human Resources, Vice President Exploration and Production from April 1998 to 2000 and as President of Fina Natural Gas Company from 1999 to 2000. Mr. Nash graduated from Texas A&M University in 1970 with a Bachelors of Science degree in Mechanical Engineering. He is a registered professional engineer in petroleum and mechanical engineering. At February 1, 2009, Mr. Nash was Chairman of the Compensation Committee.
     Mr. Oring is an owner and managing member of Wealth Preservation, LLC, a financial counseling firm founded by Mr. Oring in January 2001. From 1998 to December 2000, Mr. Oring was Managing Director Executive Services of Prudential Securities Incorporated, and from 1996 to 1998, Mr. Oring was Managing Director Capital Markets of Prudential Securities Incorporated. From 1989 to 1996, Mr. Oring was Manager of Capital Planning for The Chase Manhattan Corporation. Mr. Oring is also a director and member of the audit committees of PetroHunter Energy Corporation and Searchlight Minerals Corp. At February 1, 2009, Mr. Oring was Chairman of the Hedging and Acquisitions Committee of the Board of Directors.
     Mr. Poage was a partner in KPMG LLP from 1980 to June 2002 when he retired. Mr. Poage’s responsibilities included supervising and managing both audit and tax professionals and providing services, primarily in the area of taxation, to private and publicly held companies engaged in the oil and natural gas industry. He is also a Director and Chairman of the Audit Committee of the Board of Directors of Concho Resources, Inc. At February 1, 2009, Mr. Poage was Chairman of the Audit Committee of the Board of Directors.

(83)

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
Corporate Governance
     Under the Delaware General Corporation Law and Parallel’s bylaws, our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of Parallel’s business through discussions with the Chairman of the Board, the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. We currently have five members of the Board, including Edward A. Nash, Larry C. Oldham, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader. The Board has determined that all of our Directors, other than Mr. Oldham, are “independent” for purposes of NASD Rule 4200(a)(15), the independent standards applicable to us. The Board based these determinations primarily on responses of the Directors and executive officers to questions regarding employment and compensation history, affiliations and family and other relationships, comparisons of the independence criteria under NASD Rule 4200(a)(15) to the particular circumstances of each Director and on discussions among the Directors.
Committees of the Board of Directors
     The Board has four separately-designated standing committees, which include:
•	the Audit Committee;

•	the Corporate Governance and Nominating Committee;

•	the Compensation Committee; and

•	the Hedging and Acquisitions Committee.
     Audit Committee
     The Audit Committee of the Board of Directors oversees our accounting and financial reporting processes and reviews the results of the annual audit of our Consolidated Financial Statements and recommendations of the independent auditors with respect to our accounting practices, policies and procedures. As prescribed by our Audit Committee Charter, the Audit Committee also assists the Board of Directors in fulfilling its oversight responsibilities, reviewing our systems of internal accounting and financial controls, and the independent audit of our Consolidated Financial Statements. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the auditors.

(84)

     The Audit Committee of the Board of Directors consists of four Directors, all of whom have no financial or personal ties to Parallel (other than director compensation and equity ownership as described or incorporated in this Annual Report on Form 10-K) and meet the Nasdaq standards for independence. The Board of Directors has determined that at least one member of the Audit Committee, Ray M. Poage, meets the criteria of an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K, and is independent for purposes of Nasdaq listing standards and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. Mr. Poage’s background and experience includes service as a partner of KPMG LLP where Mr. Poage participated extensively in accounting, auditing and tax matters related to the oil and natural gas business. The Audit Committee operates under a charter which can be viewed in our website on www.plll.com.
     The current members of the Audit Committee are Edward A. Nash, Martin B. Oring, Ray M. Poage (Chairman) and Jeffrey G. Shrader.
     Corporate Governance and Nominating Committee
     The Board’s Corporate Governance and Nominating Committee operates under a charter outlining the functions and responsibilities of the committee, including recommending to the full Board of Directors nominees for election as directors of Parallel, and making recommendations to the Board of Directors from time to time as to matters of corporate governance. The current members of this committee are Edward A. Nash, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader (Chairman). A copy of the charter can be viewed in our website at www.plll.com.
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
     Compensation Committee
     The current members of the Compensation Committee are Edward A. Nash (Chairman), Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader. The Compensation Committee of the Board of Directors administers and approves all elements of compensation and awards for our executive officers. The Committee has the responsibility to review and approve the corporate goals and objectives relevant to each executive officer’s compensation, evaluates individual performance of each executive in light of those goals and objectives, and determines and approves each executive’s compensation based on this evaluation.

(85)

     Members of the Committee are non-management directors who, in the opinion of the Board, satisfy the independence standards of the Nasdaq Global Market. The Committee has the sole authority to retain consultants and advisors as it may deem appropriate in its discretion, and sole authority to approve related fees and retention terms for these advisors.
     Generally, on its own initiative the Compensation Committee reviews the performance and compensation of all of our executives and then reviews and discusses its conclusions and recommendations with management. A copy of the Compensation Committee charter can be viewed on our website at www.plll.com.
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
Director Attendance at Annual Meetings
     We typically schedule a Board meeting in conjunction with our annual meeting of stockholders. Although we do not have a formal policy on the matter, we expect our Directors to attend each annual meeting, absent a valid reason, such as illness or a schedule conflict. Last year, all of the individuals then serving as Directors attended our annual meeting of stockholders.

(86)

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and officers to file periodic reports with the Securities and Exchange Commission. These reports show the Directors’ and officers’ ownership, and the changes in ownership, of our common stock and other equity securities. To our knowledge, all Section 16(a) filing requirements were complied with during 2008, except that Mr. Bayley filed one Form 4 report twelve days late. The transaction reported was the exercise by Mr. Bayley on April 23, 2008 of a warrant to purchase 200 shares of common stock.
ITEM 11. EXECUTIVE COMPENSATION
     The information required in response to this item will be set forth in Parallel’s definitive proxy statement for the annual meeting of stockholders to be held during May 2009 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The table below shows information as of February 17, 2009 about the beneficial ownership of common stock by (1) each person known by us to own beneficially more than five percent of our outstanding common stock; (2) our executive officers (3) each Director of Parallel; and (4) all of our executive officers and Directors as a group.

Name and Address	Amount and Nature		Percent
of Beneficial Owner	of Beneficial Ownership(1)		of Class(2)
Larry C. Oldham	631,090	(3)	1.52%
1004 N. Big Spring, Suite 400 Midland, Texas 79701

Donald E. Tiffin	67,400	(4)	*
1004 N. Big Spring, Suite 400 Midland, Texas 79701

Eric A. Bayley	153,690	(5)	*
1004 N. Big Spring, Suite 400 Midland, Texas 79701

Steven D. Foster	11,000	(6)	*
1004 N. Big Spring, Suite 400 Midland, Texas 79701

John S. Rutherford	44,000	(7)	*
1004 N. Big Spring, Suite 400 Midland, Texas 79701

Edward A. Nash	33,615	(8)	*
16214 Lafone Spring, Texas 77379

Martin B. Oring	158,774	(9)	*
10817 Grande Blvd. West Palm Beach, Florida 33417

(87)

Name and Address	Amount and Nature		Percent
of Beneficial Owner	of Beneficial Ownership(1)		of Class(2)
Ray M. Poage	131,028	(10)	*
4711 Meandering Way Colleyville, Texas 76034

Jeffrey G. Shrader	68,460	(11)	*
801 S. Filmore, Suite 600 Amarillo, Texas 79105

Neuberger Berman, Inc.	3,080,089	(12)	7.40%
605 Third Avenue New York, New York 10158

Noah Malone Mitchell, 3rd	3,400,572	(13)	8.18%
4801 Gaillardia Parkway, Suite 225 Oklahoma City, Oklahoma 73142

Reid S. Walker	3,325,745	(14)	8.00%
300 Crescent Court, Suite 1111 Dallas, Texas 75201

G. Stacy Smith	3,325,745	(14)	8.00%
300 Crescent Court, Suite 1111 Dallas, Texas 75201

Barrow, Hanley, Mewhinney & Strauss, Inc.	2,169,780	(15)	5.22%
200 Ross Avenue, 31st Floor Dallas, Texas 75201-2761

Barclays Global Investors, NA	2,498,253	(16)	6.01%
400 Howard Street San Francisco, California 94105

All Executive Officers and Directors	1,299,057	(17)	3.10%
as a Group (9 persons)

*	Less than one percent.

(1)	Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers.

(2)	Securities not outstanding, but included in the beneficial ownership of each such person, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Shares of common stock that may be acquired within sixty days of February 17, 2009, upon exercise of outstanding stock options are deemed to be outstanding.

(3)	Includes 375,000 shares of common stock held indirectly through Oldham Properties, Ltd., a limited partnership, and as to which Mr. Oldham disclaims beneficial ownership. Also included are 22,500 shares of common stock underlying a presently exercisable stock option held by Mr. Oldham. At February 17, 2009, a total of 150,000 shares of common stock were pledged as collateral to secure repayment of loans.

(88)

(4)	Of the total number of shares shown, 57,400 shares are held indirectly through Mr. Tiffin’s individual retirement account.

(5)	Includes 50,000 shares of common stock underlying a presently exercisable stock option. A total of 6,790 shares of common stock are held indirectly by Mr. Bayley through an individual retirement account and 408(k) Plan.

(6)	Includes 400 shares of common stock held by Mr. Foster’s spouse and 9,000 shares held in his 408(k) Plan.

(7)	All of such shares may be acquired upon exercise of a presently exercisable stock option.

(8)	Includes 19,450 shares of common stock held indirectly by Mr. Nash through an individual retirement account. Also included are 7,500 shares underlying a restricted stock award which vests in increments of 2,500 shares on each of June 12, 2009, June 12, 2010 and June 12, 2011, but as to which Mr. Nash has sole voting power.

(9)	Of the total number of shares shown, 82,019 shares are held by Wealth Preservation, LLC, a limited liability company owned and controlled by Mr. Oring and his wife, and 30,000 shares may be acquired by Mr. Oring upon exercise of stock options that are presently exercisable.

(10)	Includes 20,068 shares of common stock held indirectly by Mr. Poage through his individual retirement account. Also included are 97,500 shares that may be acquired upon exercise of presently exercisable stock options.

(11)	Includes 30,000 shares of common stock that may be acquired upon exercise of a presently exercisable stock option.

(12)	Based on Amendment No. 3 to Schedule 13G filed by Neuberger Berman, Inc., Neuberger Berman, LLC, Neuberger Berman Management, LLC, and Neuberger Berman Equity Funds with the Securities and Exchange Commission on February 12, 2009, Neuberger Berman, Inc., or “NBI”, reported beneficial ownership of 3,080,089 shares of common stock. Of these shares, NBI and Neuberger Berman, LLC each reported sole voting power with respect to 740 shares; shared voting power with respect to 2,610,170 shares; and shared dispositive power with respect to 3,080,089 shares. Neuberger Berman Management, LLC reported shared voting and dispositive powers with respect to 2,610,170 shares and Neuberger Berman Equity Funds reported shared voting and dispositive powers with respect to 2,598,470 shares. NBI is the parent company of Neuberger Berman, LLC, an investment advisor and broker-dealer, and Neuberger Berman Management LLC, an investment advisor to a series of public mutual funds. Neuberger Berman, LLC is deemed to be a beneficial owner of such shares since it has shared dispositive power, and in some cases the sole power to vote such shares. Neuberger Berman Management LLC is deemed to be a beneficial owner of such shares since it has shared dispositive and voting power. The holdings of Lehman Brothers Asset Management LLC, and Lehman Brothers Asset Management Inc., affiliates of Neuberger Berman LLC, are also included in the total number of shares shown.

(13)	Based on Schedule 13G filed with the Securities and Exchange Commission on January 9, 2009, Mr. Mitchell and his wife, Amy Mitchell, reported shared voting and dispositive powers with respect to such shares.

(14)	Based on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009, Reid S. Walker and G. Stacy Smith each reported shared voting powers and shared dispositive powers with respect to such shares.

(15)	Based on Amendment No. 1 to Schedule 13G filed by Barrow, Hanley, Mewhinney & Strauss, Inc. with the Securities and Exchange Commission on February 12, 2009,

(89)

Barrow, Hanley, Mewhinney & Strauss, Inc. or “BHMSI”, reported beneficial ownership of 2,169,780 shares of common stock. Of these shares BHMSI reported sole voting power of 953,880 shares; shared voting power with respect to 1,215,900 shares; and sole dispositive powers with respect to 2,169,780 shares.

(16)	Based on Schedule 13G filed by Barclays Global Investors, NA, Barclays Global Funds Advisors, Barclays Global Investors, Ltd. Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investor Australia Limited and Barclays Global Investors (Deutschland) AG with the Securities and Exchange Commission on February 5, 2009, Barclays Global Investors, NA reported beneficial ownership of 2,498,253 shares of common stock. Of these shares Barclays Global Investors, NA reported sole voting power of 1,418,350 shares and sole dispositive power of 1,575,562 shares, Barclays Global Fund Advisors reported sole voting and dispositive powers with respect to 922,691 shares.

(17)	Includes 274,000 shares of common stock underlying stock options that are presently exercisable. The unexercisable portion of stock options held by our officers and directors do not become exercisable within the next sixty days.
Equity Compensation Plans
     At December 31, 2008, a total of 2,436,160 shares of common stock were authorized for issuance under our equity compensation plans. In the table below, we describe certain information about these shares and the equity compensation plans which provide for their authorization and issuance. You can find additional information about our stock grant and stock option plans beginning on page F-35.

			(c)
			Number of securities
			remaining available for
			future issuance under
	(a)	(b)	equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
Plan category	of outstanding options	outstanding options	column (a))
Equity compensation plans approved by security holders	615,000 (1)	$16.31	1,697,160 (2)

Equity compensation plans not approved by security holders	124,000 (3)	$4.97	0

Total	739,000	$14.41	1,697,160

(1)	Includes shares of common stock issuable upon exercise of stock options granted under our 1997 Nonemployee Directors Stock Option Plan, 1998 Stock Option Plan, 2001 Nonemployee Directors Stock Option Plan and 2008 Long-Term Incentive Plan.

(2)	Of these shares, 69,808 shares of common stock are available for future issuance under our 2004 Non-Employee Director Stock Grant Plan and 1,627,352 shares of common stock are available for future awards under our 2008 Long-Term Incentive Plan.

(3)	These shares represent shares of common stock underlying stock options granted on June 20, 2001 to non-officer employees under our 2001 Employee Stock Option Plan. The 2001 Employee Stock Option Plan is the only equity compensation plan in effect that we have adopted without approval of our stockholders. Our directors and officers are not eligible to participate in this plan. A description of the material features of this plan can be found under the caption “2001 Employee Stock Option Plan” on page F-36.

(90)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions
     In December 2001, and prior to his employment with us in June 2002, Donald E. Tiffin, our Chief Operating Officer, received from an unaffiliated third party a 3% working interest in our Diamond M project in Scurry County, Texas for services rendered in connection with assembling the project. In August 2002, shortly after his employment with us, and due to the personal financial exposure associated with the ownership of the working interest and to prevent the interest from being acquired by a third party, Mr. Tiffin assigned two-thirds of his ownership interest in the project to us at no cost, leaving him with a 1% working interest. We acquired our initial interest in the Diamond M Project from the same third party in December 2001, but did not become operator of the project until March 1, 2003. As with other nonaffiliated interest owners, we invoice Mr. Tiffin on a monthly basis, without interest, for his share of drilling, development and lease operating expenses. During 2008, we billed Mr. Tiffin a total of approximately $95,000 for his proportionate share of capital expenditures and lease operating expenses, and Mr. Tiffin paid us approximately $89,000 for these drilling and development expenses, which included approximately $5,000 attributable to expenses billed to Mr. Tiffin in 2007. During 2008, we disbursed to Mr. Tiffin approximately $116,000 in oil and natural gas revenues related to his interest in this project. The largest aggregate amount outstanding and owed to us by Mr. Tiffin at any one time during 2008 was approximately $22,000. At December 31, 2008, Mr. Tiffin owed us approximately $12,000.
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

(91)

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
Director Independence
     Under the Delaware General Corporation Law and our bylaws, our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of our business through discussions with the Chairman of the Board, the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. In 2008, five individuals served as a Director of Parallel throughout the entire year. These individuals were Edward A. Nash, Larry C. Oldham, Martin B. Oring, Ray M. Poage and Jeffrey G. Shrader.
     The Board has determined that Messrs. Nash, Oring, Poage and Shrader meet the definition of an “independent director” for purposes of NASD Rule 4200(a)(15), the independence standards applicable to us. The Board based these determinations primarily on responses of the Directors to questions regarding employment and compensation history, affiliations and family and other relationships, comparisons of the independence criteria under NASD Rule 4200(a)(15) to the particular circumstances of each Director and on discussions among the Directors.
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

(92)

     The aggregate fees we paid or accrued for professional services rendered by our principal accountants, BDO Seidman, LLP, for 2008 and 2007 were:

Types of Fees	2008	2007
	($ in thousands)
Audit fees	$571	$736
Audit-related fees	—	13
Tax fees	—	—
All other fees	—	—

Total	$571	$749

     We retained an independent third party to assist us in our Sarbanes-Oxley 404 readiness and assessment of internal control over financial reporting. The aggregate fees for services provided in connection with the internal control over financial reporting for 2008 and 2007 were approximately $92,000 and $75,000, respectively, including associated expenses.
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
(a)(3) Exhibits
     See Item 15(b) below.
(b) Exhibits
The exhibits to this Annual Report on Form 10-K required to be filed pursuant to Item 15(b) are listed below and in the “Index to Exhibits” attached hereto.

(c)	No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K or they are inapplicable.

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

(93)

No.	Description of Exhibit

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock – 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

(94)

No.	Description of Exhibit

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.11):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.3	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.4	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.5	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.6	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.7	2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated March 27, 2008)

10.8	Form of Nonqualified Stock Option Agreement for nonqualified stock options granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.9	Form of Outside Director Stock Award Agreement for stock awards granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.10	Form of Outside Director Restricted Stock Agreement for restricted stock grants under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.11	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

(95)

No.	Description of Exhibit

10.12	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.13	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.14	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.15	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.16	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.17	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.18	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.19	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.20	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

10.21	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P. (Incorporated by reference to Exhibit 10.28 of Form 10-K of the Registrant for the fiscal year ended December 31, 2007)

10.22	Fourth Amended and Restated Credit Agreement, dated as of May 16, 2008, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland plc, and Texas Capital Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2008)

(96)

No.	Description of Exhibit

10.23	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 31, 2008, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank (Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-Q Report for the third fiscal quarter ended September 30, 2008)

*10.24	Second Amendment to Fourth Amended and Restated Credit Agreement, executed as of February 19, 2009, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*23.1	Consent of BDO Seidman, LLP

*23.2	Consent of Cawley, Gillespie & Associates Inc. Independent Petroleum Engineers

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(97)

PARALLEL PETROLEUM CORPORATION
All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

Report of Independent Registered Public Accounting Firm
Board of Directors
Parallel Petroleum Corporation
Midland, Texas
We have audited the accompanying consolidated balance sheets of Parallel Petroleum Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parallel Petroleum Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parallel Petroleum Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2009 expressed an unqualified opinion thereon.
BDO Seidman, LLP
Houston, Texas
February 23, 2009

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets
($ in thousands)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$36,303	$7,816
Short-term investments	5,002	—

Accounts receivable:
Oil and natural gas sales	13,399	20,499
Joint interest owners and other, net of allowance for doubtful accounts of $50	2,805	2,460
Affiliates and joint ventures	12	3,970

	16,216	26,929
Other current assets	430	449
Derivatives	22,665	151
Deferred tax asset	—	10,293

Total current assets	80,616	45,638

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $137,202 and $86,402 not subject to depletion)	878,722	648,576
Other	3,172	2,877

	881,894	651,453
Less accumulated depreciation, depletion and amortization	(490,566)	(145,482)

Net property and equipment	391,328	505,971

Restricted cash	81	78
Investment in pipelines and gathering system ventures	337	8,638
Other assets, net of accumulated amortization of $1,443 and $1,193	3,566	2,768
Deferred tax asset	60,567	—
Derivatives	14,081	—

	$550,576	$563,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Balance Sheets (continued)
($ in thousands)

	December 31,
	2008	2007
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable trade	$13,560	$12,264
Accrued liabilities	21,742	29,135
Accrued interest on senior notes	6,407	6,449
Asset retirement obligations	158	598
Derivative obligations	3,004	30,424
Put premium obligations	628	—
Deferred tax liability	6,597	—

Total current liabilities	52,096	78,870

Revolving credit facility	225,000	60,000
Senior notes (principal amount $150,000)	145,890	145,383
Asset retirement obligations	11,221	4,339
Derivative obligations	5,136	13,194
Put premium obligations	3,655	—
Deferred tax liability	—	26,045
Termination obligation	532	—

Total long-term liabilities	391,434	248,961

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 41,597,161 and 41,252,644	415	412
Additional paid-in capital	200,132	196,457
Retained earnings (deficit)	(93,501)	38,393

Total stockholders’ equity	107,046	235,262

	$550,576	$563,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Operations
($ in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Oil and natural gas revenues:
Oil and natural gas sales	$182,515	$116,031	$97,025

Costs and expenses:
Lease operating expense	28,454	22,200	16,819
Production taxes	9,135	5,545	5,577
Production tax refund	(1,958)	(1,209)	—
General and administrative	11,907	10,415	9,523
Depreciation, depletion and amortization	44,691	30,115	24,687
Impairment of oil and natural gas properties	300,532	—	—

Total costs and expenses	392,761	67,066	56,606

Operating income (loss)	(210,246)	48,965	40,419

Other income (expense), net:
Gain (loss) on derivatives not classified as hedges	32,018	(36,776)	2,802
Gain on ineffective portion of hedges	—	—	626
Interest and other income	278	197	158
Interest expense, net of capitalized interest	(23,750)	(19,177)	(12,360)
Cost of debt retirement	(286)	(760)	—
Other expense	(12)	(118)	(189)
Equity in gain (loss) of pipelines and gathering system ventures	380	(311)	8,593

Total other income (expense), net	8,628	(56,945)	(370)

Income (loss) before income taxes	(201,618)	(7,980)	40,049

Income tax benefit (expense)	69,724	3,319	(13,894)

Net income (loss)	$(131,894)	$(4,661)	$26,155

Net income (loss) per common share:
Basic	$(3.18)	$(0.12)	$0.73

Diluted	$(3.18)	$(0.12)	$0.71

The accompanying notes are an integral part of these Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2008, 2007 and 2006
(amounts in thousands)

					Accumulated
	Common stock		Additional	Retained	Other	Total
	Number of		paid-in	earnings	Comprehensive	stockholders’
	shares	Amount	capital	(deficit)	Loss	equity
Balance, January 1, 2006	34,749	$347	$78,699	$16,899	$(6,443)	$89,502
Common stock issued, net of transaction costs	2,500	25	60,242	—	—	60,267
Common stock issued for services	5	—	118	—	—	118
Cashless exercise of warrants	117	1	(1)	—	—	—
Options exercised	176	2	764	—	—	766
Stock option expense	—	—	531	—	—	531
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	6,443	6,443
Net income	—	—	—	26,155	—	26,155

Balance, January 1, 2007	37,547	375	140,353	43,054	—	183,782
Common stock issued, net of transaction costs	3,000	30	52,492	—	—	52,522
Common stock issued for services	4	—	96	—	—	96
Cashless exercise of warrants	83	1	(1)	—	—	—
Options exercised	619	6	2,454	—	—	2,460
Stock option expense	—	—	247	—	—	247
Tax benefit of stock option exercise in excess of compensation	—	—	816	—	—	816
Net loss	—	—	—	(4,661)	—	(4,661)

Balance, January 1, 2008	41,253	412	196,457	38,393	—	235,262
Common stock issued for services	22	—	358	—	—	358
Options exercised	174	2	733	—	—	735
Warrants exercised, net of transaction costs	148	1	795	—	—	796
Reduction in estimated stock offering costs	—	—	468	—	—	468
Stock option expense	—	—	1,321	—	—	1,321
Net loss	—	—	—	(131,894)	—	(131,894)

Balance, December 31, 2008	41,597	$415	$200,132	$(93,501)	$—	$107,046

The accompanying notes are an integral part of these Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows
($ in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(131,894)	$(4,661)	$26,155
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	44,691	30,115	24,687
Impairment of oil and natural gas properties	300,532	—	—
Gain on sale of automobiles	—	(30)	—
Accretion of asset retirement obligation	401	324	248
Accretion of senior notes discount	507	197	—
Deferred income tax (benefit) expense	(69,724)	(3,319)	13,894
(Gain) loss on derivatives not classified as hedges	(32,018)	36,776	(2,802)
(Gain) loss on ineffective portion of hedges	—	—	(626)
Amortization of deferred financing costs	567	493	492
Cost of debt retirement	286	760	—
Accretion of interest on put obligations	97	—	—
Common stock issued in lieu of cash for directors fees	358	96	118
Stock option expense	1,321	247	531
Equity in (gain) loss in pipelines and gathering system ventures	(380)	311	(8,593)
Return on investment in pipelines and gathering system ventures	—	287	9,000
Bad debt expense	—	(30)	71

Changes in assets and liabilities:
Other assets, net	(861)	(114)	1,075
Restricted cash	(3)	247	(50)
Accounts receivable	10,713	2,253	(15,151)
Other current assets	19	1,070	(153)
Accounts payable and accrued liabilities	(3,571)	9,097	19,290

Net cash provided by operating activities	121,041	74,119	68,186

Cash flows from investing activities:
Additions to oil and natural gas properties	(217,393)	(146,798)	(189,396)
Use of restricted cash for acquisition of oil and natural gas properties	—	—	2,366
Proceeds from disposition of oil and natural gas properties and other property and equipment	427	1,677	130
Additions to other property and equipment	(434)	(379)	(210)
Settlements of derivative instruments	(35,869)	(16,615)	(3,902)
Short-term investments	(5,002)	—	—
Net investment in pipelines and gathering system ventures	(26)	(2,782)	(11,260)
Return of investment in pipelines and gathering system ventures	—	—	7,724

Net cash used in investing activities	(258,297)	(164,897)	(194,548)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Cash Flows (Continued)
($ in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Borrowings from bank line of credit	165,000	92,000	117,000
Payments on bank line of credit	—	(147,000)	(52,000)
Payment on term loan	—	(50,000)	—
Senior notes (principal amount $150,000 in 2008 and 2007)	—	145,186	—
Deferred financing costs	(788)	(813)	(179)
Deferred debt offering	—	(1,671)	—
Proceeds from exercise of stock options and warrants	1,531	2,460	766
Proceeds (net) from common stock issued	—	52,522	60,267

Net cash provided by financing activities	165,743	92,684	125,854

Net increase (decrease) in cash and cash equivalents	28,487	1,906	(508)

Cash and cash equivalents at beginning of year	7,816	5,910	6,418

Cash and cash equivalents at end of year	$36,303	$7,816	$5,910

Non-cash financing and investing activities:
Deferred purchase of derivative puts	$4,186	$—	$—
Oil and natural gas properties asset retirement obligation	$6,041	$(450)	$2,320
Additions to oil and natural gas properties accrued	$(2,100)	$2,500	$6,000
Termination obligation capitalized to oil and natural gas properties	$532	$—	$—
Transfer to oil and natural gas properties	$8,707	$—	$—
Transfer from equity investment	$(8,707)	$—	$—
Non-cash exchange of oil and natural gas properties:
Properties received in exchange	$—	$6,463	$—
Properties delivered in exchange	$—	$(5,495)	$—
Other transactions:
Interest paid	$22,609	$13,096	$12,255
Taxes paid	$40	$—	$40
The accompanying notes are an integral part of these Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)

	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$(131,894)	$(4,661)	$26,155

Other comprehensive income (loss):
Unrealized losses on derivatives	—	—	(1,648)
Reclassification adjustment for losses on derivatives included in net income (loss)	—	—	11,409

Change in fair value of derivatives	—	—	9,761
Income tax expense, deferred	—	—	(3,318)

Total other comprehensive income	—	—	6,443

Total comprehensive income (loss)	$(131,894)	$(4,661)	$32,598

The accompanying notes are an integral part of these Consolidated Financial Statements.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization, Business and Summary of Significant Accounting Policies
     Organization and Business
(a)	Nature of Operations

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

(b)	Concentration of Credit Risk

The Company’s cash and short term investments are subject to credit risk through our exposure with the financial institutions which hold these assets. The Company had approximately $36.3 million in cash and cash equivalents as of December 31, 2008. The Company maintains its cash in bank deposit and brokerage accounts which, at times, may exceed federally insured limits. As of December 31, 2008, the Company had deposits in excess of the FDIC and SIPC limits in the amount of $26.7 million. In addition, the Company had short-term investments in United States Treasury bills of $5.0 million.

The Company is also exposed to credit risk from its unsecured accounts receivable from working interest owners and crude oil and natural gas purchasers. The activities and payment patterns of these owners and purchasers are monitored by the Company.

The Company has entered into various derivative contracts with financial institutions. These contracts are intended to reduce the Company’s exposure to commodity price and interest rate fluctuations. The risk of nonperformance by the Company’s counterparties is mitigated by the fact that such counterparties (or their affiliates) are also bank lenders under the Company’s Revolving Credit Agreement and the derivative instruments with these counterparties allow the Company to setoff amounts owed by the counterparty against any obligation of the Company owed to the counterparty under the Company’s Revolving Credit Agreement.

The Company manages the credit risk associated with its largest customers by using a credit risk monitoring tool to actively monitor credit ratings, including S&P and Moody’s, financial statement filings, financial position, bankruptcy filings and current news. Additionally, the Company actively monitors the information discussed above for some competitors, oil service companies, banks and other financial institutions that the Company does business with to help minimize its exposure to overall business risk and, in some cases, counterparty risk.
     Significant Accounting Policies
(c)	Basis of Consolidation

The accompanying financial statements present the consolidated accounts of Parallel Petroleum Corporation, a Delaware Corporation, and its wholly owned subsidiaries, Parallel L.P. and Parallel, L.L.C. (collectively “the Company” or Parallel) prior to their dissolution and merger into Parallel on July 2, 2007. All significant inter-company account balances and transactions have been eliminated.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the ceiling) equal to the sum of: (i) the after tax present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off shall not be reinstated for any subsequent increase in the cost center ceiling. Under rules and regulations of the Securities and Exchange Commission, the excess above the ceiling may be limited or eliminated if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that such excess above the ceiling would not have existed if the increased prices were used in the calculations.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and engineers which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in the methodology used by the Company in calculating depletion of oil and gas properties under the full cost method during the three years ended December 31, 2008.

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

(e)	Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 required companies to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as part of the cost of the related oil and natural gas properties. The Company recognizes the legal obligation of the dismantlement, restoration and abandonment costs associated with its oil and natural gas properties with its asset retirement obligation. These costs are impacted by our estimate of remaining lives as well as current market conditions associated with these costs. Accretion expense is recognized as a component of lease operating expense.

(f)	Income Taxes

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

Under SFAS 109, the Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Interest recorded, if any, will be charged to interest expense, and penalties recorded will be charged to other expense in the Company’s statement of operations.

(g)	Equity Investments

Investments in affiliated companies with a 20% to 50% ownership interest were accounted for under the equity method and, accordingly, net income included the Company’s proportionate share of its income or loss. In addition, the Company had an investment in a joint venture which was accounted for by the equity method because the Company did not have effective control or voting interest although the Company had owned approximately 76 1/2% of the joint venture economic interest. See Note 10 - “Investment in Gas Gathering Systems”.

(h)	Deferred financing costs

Costs associated with obtaining financing under long-term debt under revolving credit facilities and senior notes are deferred and expensed over the term of the applicable long-term debt facility or the term of the notes.

(i)	Stock-Based Compensation

Parallel accounts for stock based compensation in accordance with the SFAS No. 123 (revised 2004), Share-Based Payment,(“ SFAS 123(R)”). Parallel adopted SFAS 123(R) effective January 1, 2006, applying the modified prospective method, whereby compensation cost associated with the unvested portion of awards granted during the period of June 2001 to December 2002 was recognized over the remaining vesting period. Under this method, prior periods were not revised for comparative purposes.

(j)	Environmental Expenditures

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.

(k)	Earnings Per Share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
share is computed similar to basic earnings per share; however, diluted earnings per share reflects the assumed conversion of all potentially dilutive securities.

The Company uses the treasury stock method described in SFAS No. 128, “Earnings per Share”, (“SFAS 128”) to calculate the dilutive effect of stock options, stock warrants, convertible debentures and non-vested restricted stock. This method requires that the Company compute the presumed proceeds from the exercise of options and other dilutive instruments, including the expected tax benefit to us and assumes that we used the net proceeds to purchase shares of our common stock at the average price during the period. These assumed net shares issued are then included in the calculation of the diluted weighted average shares outstanding for the period, if the effect is dilutive.

(l)	Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the balance sheet and the amounts of revenues and expenses recognized during the reporting period. The Company analyzes its estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates.

Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, income taxes, bad debts, derivatives, contingencies and litigation.

Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have number our inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

(m)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(n)	Restricted Cash

Cash that is restricted as to withdrawal, such as certificates of deposit, would not be included with cash because of the time restrictions. Also, cash must be available for current use in order to be classified as a current asset. Cash that is restricted in use would not be included in current assets unless its restrictions will expire with the operating cycle. Cash restricted for a noncurrent use, such as cash designated for the purchase of property or equipment would be recorded as a noncurrent asset.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(o)	Short-Term Investments

Short-term investments represent certificates of deposit and U.S. government securities with maturities of less than twelve months. Each of the investments are carried at amortized cost as management has the intention and ability to hold these to maturity.

(p)	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. These estimated allowances are periodically reviewed, on a case by case basis, analyzing the customer’s payment history and information regarding customer’s creditworthiness known to the Company. In addition, the Company records a reserve based on the size and age of all receivable balances against which the Company does not have specific reserves. If the financial condition of its customers was to deteriorate, resulting in their inability to make payments, additional allowances may be required.

(q)	Reclassifications

Certain reclassifications have been made to prior years amounts to conform with current year presentation.

(r)	Derivative Financial Instruments

Derivative financial instruments, utilized to manage or reduce commodity price risk related to the Company’s production and interest rate risk related to the Company’s long-term debt are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities", and related interpretations and amendments. Under this Statement, derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in oil and natural gas sales for commodity trades and in interest expense for interest rate swaps when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in other expense. If the derivative is not designated as a hedge, changes in the fair value are recognized in other income (expense).

(s)	Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. For the period ended December 31, 2008, 2007 and 2006, the Company did not have any significant oil or natural gas imbalances. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and, (iv) collectibility is reasonably assured.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes revenue for each of the three years ended December 31 by product sold.

	2008	2007	2006
	($ in thousands)
Oil revenue	$97,799	$69,315	$68,076
Effects of oil hedges	—	—	(11,512)
Natural gas revenue	84,716	46,716	40,461

	$182,515	$116,031	$97,025

(t)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. The Company adopted SFAS 157 effective January 1, 2008 and the adoption did not have a significant effect on its financial position or operating results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which became effective on January 1, 2008. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This statement did not have any effect on the Company’s financial position or operating results as the Company did not elect to apply the fair value method.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 clarifies that a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 was effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of FSP FIN 39-1 did not have a material impact on the Company’s consolidated financial statements.

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

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Company’s fiscal year 2009. Based upon the Company’s balance sheet, the statement would have no impact.

In February 2008, the FASB issue Financial Staff Positions (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 is effective for the Company beginning January 1, 2009. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide expanded disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. This statement will have no impact to the Company’s financial results of operations. The Company will apply SFAS 161 beginning January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which becomes effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles". This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS 128 “Earnings per Share”. FSP 03-6-1 is effective for

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company’s earnings per share calculations.

In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting”. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations.

The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The Company has not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices on its disclosures financial position or results of operations.
(2)	Earnings Per Share

The following table provides the computation of basic and diluted earnings per share for the years ended December 31:

	2008	2007	2006
	(in thousands, except per share data)
Basic EPS Computation:
Numerator-
Net income (loss)	$(131,894)	$(4,661)	$26,155

Denominator-
Weighted average common shares outstanding	41,471	38,120	35,888

Basic EPS:
Net income (loss) per share	$(3.18)	$(0.12)	$0.73

Diluted EPS Computation:
Numerator-
Net income (loss)	$(131,894)	$(4,661)	$26,155

Denominator -
Weighted average common shares outstanding	41,471	38,120	35,888
Employee stock options	—	—	599
Warrants	—	—	269

Weighted average common shares for diluted earnings per share assuming conversion	41,471	38,120	36,756

Diluted EPS:
Net income (loss) per share	$(3.18)	$(0.12)	$0.71

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2008 and 2007, the effects of all potentially dilutive securities (including options and warrants) were excluded from the computation of diluted earnings per share because the Company had a net loss and, therefore, the effect would have been anti-dilutive. Approximately 286,000 and 878,000 options and warrants were excluded from the computation of diluted earnings per share in 2008 and 2007, respectively.

(3)	Fair Value of Financial Instruments

The fair values and methods and assumptions used to estimate the fair values for each class of financial instruments are as follows. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between two willing parties.

The carrying amount of cash, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

The carrying amount of long-term debt outstanding under the Company’s revolving credit facility in 2008 and 2007 approximated fair value because the Company’s borrowing rate on this financial instrument is based on a variable market rate of interest.

The carrying value of the Company’s 10 1/4% senior notes at December 31, 2008 is approximately $145.9 million and their estimated fair value is approximately $99.0 million. Fair value is estimated based on market trades at or near December 31, 2008.

The Company also has derivative instruments which are described in Note 9 - “Derivative Instruments”.

(4)	Property Exchange and Acquisitions

In January, 2006, Parallel acquired additional interest in the Harris San Andres Field properties located in Andrews and Gaines counties, Texas for a net purchase price of approximately $23.4 million, including adjustments. The 2006 purchase was made utilizing Parallel’s restricted cash and revolving credit facility. In March 2006, Parallel purchased additional interests in the Barnett Shale Gas Project located in Tarrant County, Texas. The additional interests were acquired from five unaffiliated parties for a total cash purchase price of approximately $5.5 million. In April 2006, Parallel acquired an additional interest in the Barnett Shale Gas Project located in Tarrant County, Texas from one other unaffiliated third party for approximately $570,000.

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

On June 26, 2008 we exercised a preferential right and purchased additional the interests owned by an unrelated third party in our operated Diamond M properties in Scurry County, Texas, effective May 1, 2008. The purchase price, approximately $35.5 million, was financed with borrowings under our revolving credit facility. The additional interest acquired represented proved reserves of approximately 2.0 million BOE.

The acquired interest consisted of two components, including an 89% working interest in the Base production and reserves and a 22.3% working interest in the production and reserves above the

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As described in Note 10 - “Investment in Gas Gathering Systems”, in June 2008 we acquired all of the assets of the Hagerman Gas Gathering System Joint Venture.

(5)	Oil and Natural Gas Properties

The following table reflects capitalized costs related to the oil and natural gas properties as of December 31:

	2008	2007
	($ in thousands)
Proved properties	$741,520	$562,174
Unproved properties, not subject to depletion	137,202	86,402

	878,722	648,576
Accumulated depletion (1)	(488,168)	(143,264)

	$390,554	$505,312

(1)	Includes $300.5 million impairment of oil and natural gas properties in 2008.
At December 31, 2008, the net book value of the Company’s oil and natural gas properties, less related deferred income taxes, was above the calculated ceiling. As a result, the Company was required to record an impairment of its oil and natural gas properties under the full cost method of accounting in the amount of $300.5 million for the year ended December 31, 2008.
The following table reflects, by category of cost, amounts excluded from the depletion base as of December 31, 2008:

			Prepaid
			Drilling
			Costs and
	Leasehold	Geological and	Work-in-
Year Incurred	Costs	Geophysical	Progress	Total
	($ in thousands)
2008	$35,866	$5,334	$39,103	$80,303
2007	34,195	2,088	3,665	39,948
2006	15,415	989	—	16,404
Prior	496	51	—	547

	$85,972	$8,462	$42,768	$137,202

At December 31, 2008 and 2007, unevaluated costs of approximately $137.2 million and $86.4 million, respectively, were excluded from the depletion base. These costs consist primarily of acreage acquisition, related geological and geophysical costs, prepaid drilling costs and work-in-progress. The majority of these costs relate to the Company’s New Mexico and Barnett Shale

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
leasehold positions. The Company transfers these costs to the full cost pool as wells are drilled or as proven well locations are identified. The timing of these transfers is highly dependent on the Company’s future drilling program.
Certain directly identifiable internal costs of property acquisition, exploration, and development activities are capitalized. Such costs capitalized in 2008, 2007 and 2006 totaled approximately $1.9 million, $1.9 million and $2.3 million, respectively, including $55,000, $394,000 and $620,000 of capitalized interest for the years ended December 31, 2008, 2007 and 2006, respectively.
Depletion per equivalent unit of production (BOE) was $15.56, $13.02 and $10.88 for 2008, 2007 and 2006, respectively. Accordingly, depletion expense, excluding the impact of the impairment write-down, was approximately $44.4 million, $29.8 million and $24.3 million in 2008, 2007 and 2006, respectively.
The following table reflects costs incurred in oil and natural gas property acquisition, exploration, and development activities for each of the years in the three year period ended December 31:

	2008	2007	2006
	($ in thousands)
Proved property acquisition costs	$41,481	$—	$27,370
Unproved property acquisition costs	41,568	36,750	30,058
Exploration costs	59,290	55,827	71,003
Development costs	88,235	61,766	69,285

	$230,574	$154,343	$197,716

(6)	Other Assets

Below are the components of other assets as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	($ in thousands)
Revolving credit facility deferred financing costs, net	$1,306	$1,185
Senior notes deferred financing costs, net	1,432	1,575
Other	828	8

	$3,566	$2,768

Amortization expense was approximately $567,000, $493,000, and $492,000 in 2008, 2007 and 2006, respectively.

(7)	Other Accrued Liabilities

Below are the components of other accrued liabilities as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	($ in thousands)
Revenue payable to joint interest owners	$8,004	$9,062
Accrued capital expenditures	9,275	11,907
Accrued lease operating expense	2,223	1,581
Other	2,240	6,585

	$21,742	$29,135

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	Asset Retirement Obligations

The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment and site restoration on oil and natural gas properties.

The following table summarizes the Company’s asset retirement obligation transactions for the years ended December 31:

	2008	2007	2006
	($ in thousands)
Beginning asset retirement obligation	$4,937	$5,063	$2,495
Additions related to new properties	1,152	257	406
Revisions in estimated cash flows	4,949	(342)	1,979
Deletions related to property disposals	(60)	(365)	(65)
Accretion expense	401	324	248

Ending asset retirement obligation	$11,379	$4,937	$5,063

(9)	Derivative Instruments

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

Derivative contracts not designed as cash flow hedges are “marked to market” at each period end and the increases or decreases in fair values are recorded to earnings. No derivative contracts entered into subsequent to June 30, 2004, have been designated as cash flow hedges.

Adoption of SFAS No. 157

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008 for all financial assets and liabilities. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining the fair value of its derivative contracts the Company evaluates its counterparty and third party service provider valuations and adjusts for credit risk when appropriate SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that are valued using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and interest rate swaps.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). The Company’s valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as commodity price collars and puts. These instruments are considered Level 3 because the Company does not have sufficient corroborating market evidence for volatility to support classifying these assets and liabilities as Level 2.
As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.
The following table summarizes the fair market valuation of the Company’s derivative financial assets (liabilities) by SFAS 157 valuation levels as of December 31, 2008 (in thousands):

	Quoted Prices in
	Active Markets
	for Identical	Other Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	December 31, 2008
Interest Swaps	$—	$(8,052)	$—	$(8,052)
Oil Puts	—	—	16,656	16,656
Oil & Gas Collars	—	—	20,002	20,002

	$—	$(8,052)	$36,658	$28,606

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts. The risk of nonperformance by the Company’s counterparties is mitigated by the fact that such counterparties (or their affiliates) are also bank lenders under the Company’s Revolving Credit Agreement and the derivative instruments with these counterparties allow the Company to setoff amounts owed by the counterparty to it against any obligation of the Company owed to the counterparty under the Company’s Revolving Credit Agreement.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Twelve Months Ended
	December 31, 2008
	Derivative	Derivative
	Collars	Puts
Beginning balance	$(15,852)	$—
Total gains	30,453	12,470
Settlements	5,401	—
Purchases	—	4,186

Ending balance	$20,002	$16,656

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of December 31, 2008(1)	$35,854	$12,470

(1)	Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2008 are reported in other income on the Consolidated Statement of Operations.
During periods of market disruption, including periods of volatile oil and natural gas prices, rapid credit contraction or illiquidity, it may be difficult to value certain of the Company’s derivative instruments if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with observable data that become illiquid due to the current financial environment. In such cases, more derivative instruments may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in valuations with less certainty. Further, rapidly changing commodity and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
Interest Rates
Under the Company’s revolving credit facility, the Company may elect an interest rate based upon the agent bank’s base lending rate, plus a margin ranging from 0% to 0.25%, or the LIBOR rate, plus a margin ranging from 2.25% to 2.75% per annum, depending on the Company’s borrowing base usage. The interest rate the Company is required to pay, including the applicable margin, may never be less than 4.75%. Under the Company’s second lien term loan facility, the Company had the option to elect an interest rate based upon an alternate base rate, or the LIBOR rate, plus a margin of 4.50%. The second lien term loan facility was paid in its entirety and terminated on July 31, 2007 with the Company’s payment to the lenders of $50.2 million, including interest.
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

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The table below recaps the nature of these interest rate swaps and the fair market value of these contracts as of December 31, 2008.

	Notional	Weighted Average	Estimated
Period of Time	Amounts	Fixed Interest Rates	Fair Market Value
	($ in millions)		($ in thousands)
January 1, 2009 through December 31, 2009	$100	4.22%	$(3,004)
January 1, 2010 through October 31, 2010	$100	4.71%	(2,517)
November 1, 2010 through December 31, 2010	$50	4.26%	(216)
January 1, 2011 through December 31, 2011	$100	4.67%	(2,315)

Total Fair Market Value			$(8,052)

Commodity Prices
All of the Company’s commodity derivatives are accounted for using “mark-to-market” accounting as prescribed in SFAS 133.
Put Options. Puts are options to sell assets. For any put transaction, the counterparty is required to make a payment to the Company if the reference floating price for any settlement period is less than the put or floor price for such contract.
In June 2008, the Company entered into multiple put contracts with BNP Paribas and in October 2008 the Company entered into a put contract with Citibank, N.A. In lieu of making premium payments for the puts at the time of entering into its put contracts, the Company deferred payment until the settlement dates of the contracts. Future premium payments will be netted against any payments that the counterparty may owe to the Company based on the floating price. Due to the deferral of the premium payments, the Company will pay a total amount of premiums of $4.68 million which is $491,000 greater than if the premiums had been paid at the time of entering into the contracts. The $491,000 difference is recorded as a discount to the put premium obligations and recognized as interest expense over the terms of the contracts using the effective interest method. Through December 31, 2008, the Company has accrued $97,000 of interest expense. Accordingly, the recorded balance of the put premium obligations at December 31, 2008 is $4.28 million.
A summary of the Company’s put positions at December 31, 2008 is as follows:

	Barrels of		Estimated
Period of Time	Oil	Floor	Fair Market Value
			($ in thousands)
January 1, 2009 through December 31, 2009	109,500	$100.00	$5,112
January 1, 2010 through December 31, 2010	280,100	$84.36	6,405
January 1, 2011 through December 31, 2011	146,000	$100.00	5,139

Total Fair Market Value			$16,656

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on “ceiling” and “floor” pricing. Citibank, N.A. and BNP Paribas are the counterparties to the Company’s oil and natural gas collar contracts.
A summary of the Company’s collar positions at December 31, 2008 is as follows:

	Barrels of	NYMEX Oil Prices		Estimated
Period of Time	Oil	Floor	Ceiling	Fair Market Value
				($ in thousands)
January 1, 2009 through December 31, 2009	766,500	$65.71	$82.93	$10,942
January 1, 2010 through October 31, 2010	486,400	$63.44	$78.26	2,449

	M M Btu of	WAHA Gas Prices
	Natural Gas	Floor	Ceiling
January 1, 2009 through December 31, 2009	3,285,000	$7.06	$9.93	6,611

Total Fair Market Value				$20,002

(10)	Investment in Gas Gathering Systems

Prior to 2006, the Company had three separate partnership investments to construct pipeline systems which gather natural gas, primarily on its leaseholds in the Barnett Shale area. The partnership investments included West Fork Pipeline Company I, L.P., West Fork Pipeline Company II, L.P. and West Fork Pipeline Company V, L.P. These investments were recorded as equity method investments.

In the fourth quarter of 2006, substantially all of the assets of West Fork Pipeline I and West Fork Pipeline V were sold. The Company received distributions of $16.0 million and $683,000, respectively, as a result of these asset sales. The total of these distributions, approximately $16.7 million, is reported in the accompanying statement of cash flows for 2006 in “Cash flows from operating activities” as “Return on investment in pipelines and gathering systems ventures” in the amount of $9.0 million, which represents the excess of distributions received over the Company’s cash investments in these ventures, and in “Cash flows from investing activities” as “Return of investment in pipelines and gathering systems ventures” in the amount of $7.7 million, representing the return through distribution of the Company’s previous cash investments in the two joint ventures.

The Company had a total equity investment of $337,000 in West Fork Pipeline II at December 31, 2008. The Company’s investment percentage in the West Fork Pipeline II is 23.25848%.

The Company had a net investment of $8.7 million in the Hagerman Gas Gathering System Joint Venture (“Hagerman”) to construct pipelines on certain of its leaseholds in New Mexico. The Company’s investment percentage in Hagerman was 76.50%. In June 2008, the Company acquired all of the assets of the Hagerman Gas Gathering System Joint Venture, or the “Joint Venture”, for the purchase price of $3.2 million, in connection with winding up and terminating the Joint Venture. The winding up of the Joint Venture commenced on June 19, 2008. At the time of the winding up of the Joint Venture, the investment was transferred into oil and natural gas properties and subsequent results have been included in the Company’s operating income and not as an equity gain (loss) item in the Company’s Consolidated Statement of Operations.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Until June 2008, the Company’s investment in Hagerman was accounted for by the equity method because the Company did not have voting control. All significant actions taken by Hagerman had to be approved by the Company plus one of the two other equity owners. Consequently, the remaining equity owners prevented voting control by the Company.
The Company’s equity investments for the periods indicated consisted of the following:

	December 31,
	2008	2007
	($ in thousands)
West Fork Pipeline Company II, L.P.	$337	$312
Hagerman Gas Gathering System	—	8,326

	$337	$8,638

The Company’s earnings from equity investments for the periods indicated were as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
West Fork Pipeline Company I, L.P.(1)	$—	$161	$9,286
West Fork Pipeline Company II, L.P.	(1)	3	(50)
West Fork Pipeline Company V, L.P.(2)	—	126	(147)
Hagerman Gas Gathering System(3)	381	(601)	(496)

	$380	$(311)	$8,593

(1)	Included in the Company’s earnings for 2007 is its proportionate share of a final cash distribution of $161,000 received in the fourth quarter of 2007. Included in the Company’s earnings for 2006 is its proportionate gain in the sale of the partnership assets of approximately $9.1 million.

(2)	Included in the Company’s earnings for 2007 was its proportionate share of a final cash distribution of $126,000 received in the fourth quarter of 2007. Included in the Company’s earnings for 2006 is its proportionate loss in the sale of the partnership assets of approximately $90,000.

(3)	Includes the Company’s proportionate share of earnings before the acquisition of the remaining assets in June 2008.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized combined financial information for the Company’s equity investments (listed above) is reported below. Amounts represent 100% of the investees’ financial information:

	December 31,
	2008	2007
	($ in thousands)
Balance Sheet

Current assets	$78	$62
Account receivables — affiliates	—	696

Total current assets	78	758
Plan and pipeline costs	707	10,917

Total assets	$785	$11,675

Current liabilities	$—	$50
Accounts payable — affiliates	—	523

Total current liabilities	—	573
Partner capital	785	11,102

Total liabilities and partner capital	$785	$11,675

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Income Statement

Revenues	$1,188	$847	$2,402
Costs and expenses	(699)	(1,654)	(2,597)
Gain/loss on sale of assets	—	782	23,780

Net income (loss)	$489	$(25)	$23,585

(11)	Credit Arrangements

In the past, the Company has maintained two separate credit facilities. One of these credit facilities is the Fourth Amended and Restated Credit Agreement, dated May 16, 2008, as amended on October 31, 2008 described below, or the “Revolving Credit Agreement”. This Revolving Credit Agreement provides the Company with a revolving line of credit having a “borrowing base” limitation of $230.0 million.

The Company’s second credit facility was a five year term loan facility provided to it under a Second Lien Term Loan Agreement, or the “Second Lien Agreement”, with a group of banks and other lenders. The Second Lien Agreement was paid in its entirety and terminated on July 31, 2007 with the Company’s payment to the lenders of $50.2 million, including interest.

On July 31, 2007, the Company completed a private offering of unsecured senior notes in the principal amount of $150.0 million.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The senior notes have a fixed rate of 10 1/4% throughout the life of the notes. The revolving credit facility has varying interest rates and consisted of the following bank’s base rate and LIBOR tranches at December 31:

	2008	2007
	($ in thousands)
Revolving Credit Facility note payable to banks,
Agent bank’s base lending rate of 4.75%	$225,000	$—
Libor Tranche at 6.84%	—	60,000
Senior notes (principal amount $150,000) rate of 10 1/4%	145,890	145,383

Total notes payable to banks	$370,890	$205,383

Revolving Credit Facility
The Revolving Credit Agreement, with a group of bank lenders provides the Company with a revolving line of credit having a “borrowing base” limitation of $230.0 million at December 31, 2008. The total amount that the Company can borrow and have outstanding at any one time is limited to the lesser of $600.0 million or the borrowing base established by the lenders. At December 31, 2008, the principal amount outstanding under its revolving credit facility was $225.0 million, excluding $445,000 reserved for our letters of credit. The Company has pledged substantially all of its producing oil and natural gas properties to secure the repayment of its indebtedness under the Revolving Credit Agreement.
The Revolving Credit Agreement allows the Company to borrow, repay and reborrow amounts available under the revolving credit facility. The amount of the borrowing base is based primarily upon the estimated value of the Company’s oil and natural gas reserves. The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at the Company’s request. If, as a result of the lenders’ redetermination of the borrowing base, the outstanding principal amount of the Company’s loans exceeds the borrowing base, the Company must either provide additional collateral to the lenders or repay the outstanding principal of its loans in an amount equal to the excess. Except for the principal payments that may be required because of the Company’s outstanding loans being in excess of the borrowing base, interest only is payable monthly.
As of December 31, 2008, the Company’s group of bank lenders included Citibank, N.A., BNP Paribas, Compass Bank, Bank of Scotland plc, Bank of America, N.A., Texas Capital Bank, N.A., Western National Bank and West Texas National Bank. None of the bank lenders hold more than 21% of the facility at December 31, 2008.
Loans made to the Company under this revolving credit facility bear interest based on the base rate of Citibank, N.A. or the “LIBOR” rate, at the Company’s election.
The base rate is generally equal to the sum of (a) Citibank’s “prime rate” as announced by it from time to time and (b) a specified margin, the amount of which depends upon the outstanding principal amount of the Company’s loan. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 0.25%. If the borrowing base usage is less than 75%, the margin is zero percent.
The LIBOR rate is generally equal to the sum of (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered in one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.25% to 2.75%, depending upon the outstanding principal amount of the Company’s loans. If the principal amount outstanding

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
is equal to or greater than 75% of the borrowing base, the margin is 2.75%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 2.50%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.25%.
The interest rate the Company is required to pay on its borrowings, including the applicable margin, may never be less than 4.75%. At December 31, 2008, the Company’s base rate, plus the applicable margin, was 4.75% on $225.0 million, the outstanding principal amount of its revolving loan on that date.
In the case of base rate loans, interest is payable on the last day of each month. In the case of LIBOR loans, interest is payable on the last day of each applicable interest period.
If the total outstanding borrowings under the revolving credit facility are less than the borrowing base, the Company is required to pay an unused commitment fee to the lenders in an amount equal to 0.25% of the daily average of the unadvanced portion of the borrowing base. The fee is payable quarterly.
If the borrowing base is increased, the Company is also required to pay a fee of 0.375% on the amount of any such increase.
All outstanding principal and accrued and unpaid interest under the revolving credit facility is due and payable on December 31, 2013. The maturity date of the Company’s outstanding loans may be accelerated by the lenders upon the occurrence of an event of default under the Revolving Credit Agreement.
The Revolving Credit Agreement contains various restrictive covenants, including (i) maintenance of a minimum current ratio, (ii) maintenance of a maximum ratio of funded indebtedness to earnings before interest, income taxes, depreciation, depletion and amortization, (iii) maintenance of a minimum net worth, (iv) prohibition of payment of dividends and (v) restrictions on incurrence of additional debt. The Company has pledged substantially all of its producing oil and natural gas properties to secure the repayment of its indebtedness under the revolving credit facility.
As of December 31, 2008, the Company was in compliance with its Revolving Credit Agreement.
On February 19, 2009, but effective as of December 31, 2008 the Company entered into a Second Amendment to its Revolving Credit Agreement. See Note 19 — “Subsequent Events”.
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
Upon completion of the Company’s senior notes offering, the Company paid off and terminated this facility with $50.2 million of the net proceeds from the offering. As a result the Company charged to earnings $760,000 of previously capitalized deferred financing costs.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes
On July 31, 2007, the Company completed a private offering of unsecured senior notes, or the “senior notes,” in the principal amount of $150.0 million. At December 31, 2008, the carrying value of the Company’s senior notes, net of remaining unamortized discount, was $145.9 million. The senior notes mature on August 1, 2014 and bear interest at 10 1/4%, per annum, which is payable semi-annually beginning on February 1, 2008. Prior to August 1, 2010, the Company may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 the Company may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, the Company may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. Generally, the “make-whole” premium is an amount equal to the greater of (a) 1% of the principal amount of the senior notes being redeemed or (b) the excess of the present value of the redemption price of such notes as of August 1, 2011 plus all required interest payments due through August 1, 2011 (computed at a discount rate equal to a specified U.S. “Treasury Rate” plus 50 basis points), over the principal amount of the senior notes being redeemed. If the Company experiences a change of control, it will be required to make an offer to repurchase the senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.
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
As of December 31, 2008 the Company was in compliance with the covenants in the indenture.
The Company agreed, pursuant to a Registration Rights Agreement with the initial purchasers of the senior notes, to use its commercially reasonable efforts to prepare and file with the Securities and Exchange Commission, within 180 days after July 31, 2007, a registration statement with respect to a registered offer to exchange freely tradable notes having substantially identical terms as the senior notes and to use its reasonable best efforts to cause the registration statement to be declared effective within 210 days after July 31, 2007. The registration statement became effective on January 29, 2008. All of the Company’s obligations under the Registration Rights Agreement were satisfied on March 4, 2008 when the Company completed the exchange of freely tradable senior notes for the restricted senior notes initially issued under the indenture.
Interest Incurred
For the year ended December 31, 2008, the aggregate interest incurred under the Company’s revolving credit facility and its senior notes was approximately $22.5 million. Deferred financing costs and note discount amortization was approximately $1.1 million, $690,000 and $492,000 and interest capitalized was approximately $81,000, $423,000 and $637,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12)	Income Taxes

The Company’s income tax benefit (expense) consists of the following:

	2008	2007	2006
	($ in thousands)
Federal income tax benefit of net operating loss carryforward	$7,974	$8,428	$13,252
State income tax benefit (expense) of net operating loss carryforward	2	(80)	—

Total tax benefit of current net operating loss carryforward	$7,976	$8,348	$13,252

Deferred Federal tax benefit (expense)	$60,005	$(6,006)	$(26,993)
Deferred State tax benefit (expense)	1,743	977	(153)

Total deferred tax benefit (expense)	$61,748	$(5,029)	$(27,146)

Total income tax benefit (expense)	$69,724	$3,319	$(13,894)

Income tax benefit (expense) differs from the amount computed at the federal statutory rate as follows:

	2008	2007	2006
	($ in thousands, except tax rate)
Income tax benefit (expense) at statutory rate	$68,525	$2,713	$(13,606)
Permanent differences	(20)	(103)	(203)
State tax, net of Federal benefit (expense)	1,152	592	(101)
Other	67	117	16

Actual income tax benefit (expense)	$69,724	$3,319	$(13,894)

Effective tax rate	34.60%	41.60%	34.72%

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

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31 are as follows:

	2008	2007
	($ in thousands)
Current:
Deferred tax assets:
Fair market value losses on derivatives expected to be settled within one year	$—	$10,293
Deferred tax liabilities:
Fair market value gains on derivatives expected to be settled within one year	(6,597)	—

Net current deferred tax assets (liabilities)	$(6,597)	$10,293

Noncurrent:
Deferred tax assets:
Property and equipment, principally due to differences in basis, expensing of intangible drilling costs for tax purposes, depletion and impairment of oil and natural gas properties	$34,217	$—
Federal operating loss carryforwards	22,611	15,081
State operating loss credit carryforwards	1,764	1,805
Statutory depletion carryforwards	2,639	2,609
Alternative minimum tax credit carryforwards	157	157
Fair market value losses on derivatives not expected to be settled within one year	—	5,275
Asset retirement obligations	489	350
Other	946	73

Total noncurrent deferred tax assets	62,823	25,350

Deferred tax liabilities:
Property and equipment, principally due to differences in basis, expensing of intangible drilling costs for tax purposes and depletion	—	(50,368)
Fair market value gain on derivatives not expected to be settled within one year	(1,645)	—
Federal impact of state operating loss credit carryforwards	(600)	(614)
Partnership investments	(11)	(413)

Total noncurrent deferred tax liabilities	(2,256)	(51,395)

Net noncurrent deferred income tax assets (liabilities)	$60,567	$(26,045)

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2008, the Company had net operating loss (NOL) carry forwards for regular tax and alternative minimum taxable income (AMT) purposes available to reduce future taxable income.
These carry forwards expire as follows:

	Net operating	AMT
	loss	operating loss
	($ in thousands)
2019	$2,566	$2,918
2021	4,576	4,498
2022	44	44
2023	8	332
2024	3,718	3,806
2025	6,258	5,008
2026	27,849	26,003
2027	23,452	21,921

	$68,471	$64,530

Included in the Federal NOL is $2.0 million of NOLs associated with stock based compensation deductions pursuant to SFAS 109 and SFAS 123(R). The tax benefit associated with this NOL will be recorded to Additional Paid-In Capital when utilized.
The Company continually assesses its ability to use all of its federal net operating loss carryforwards and state operating loss credit carryforwards that result from substantial income tax deductions and prior year losses. The Company considers future federal and state taxable income in making such assessments. If the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, they will be reduced by a valuation allowance. The Company believes that it is more likely than not that it will utilize all of these federal net operating loss carryforwards and state operating loss credit carryforwards in connection with federal and state income tax generated in the future. The Company based this conclusion on an evaluation of its future cash flows, from its year-end reserve report, estimates related to general and administrative costs and the interest expenses it anticipates to incur.
As of December 31, 2008, the Company had approximately $157,000 of AMT credit carryforwards that have no expiration date.
Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.
The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In addition, should the Company determine that any of its tax positions are uncertain it may record related interest and penalties that may be assessed.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13)	Stockholders’ Equity

Sale of Equity Securities

On December 6, 2007, the Company sold 3,000,000 shares of its common stock in an underwritten public offering at a price of $18.50. The Company used the net proceeds for general corporate purposes and for conducting exploitation, development and acquisition activities in certain core areas such as the Company’s Permian Basin properties and its Barnett Shale gas project.

Stock Compensation, Warrants and Rights

Parallel accounts for stock based compensation in accordance with the SFAS 123(R).

The Company awards incentive stock options, nonqualified stock options, restricted stock and stock awards to selected key employees, officers, and directors. The options are awarded at an exercise price equal to the closing price of the Company’s common stock on the date of grant. These options vest over a period of two to ten years with a ten-year exercise period. As of December 31, 2008, options expire beginning in 2011 and extending through 2018. The stock options, restricted stock and stock awards’ fair values are described below for each grant. Stock based compensation expense is classified as general and administrative expenses in the Consolidated Statements of Operations.
(a)	Plans

•	1997 Nonemployee Directors Stock Option Plan. The 1997 Nonemployee Directors Stock Option Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in May 1997. This plan provides for granting to Directors who are not employees of Parallel options to purchase up to an aggregate of 500,000 shares of common stock. Options granted under this plan are not incentive stock options within the meaning of the Internal Revenue Code.

Under provisions of the plan, the option exercise price must be the fair market value of the stock subject to the option on the grant date. Options are not transferable other than by will or the laws of descent and distribution.

At December 31, 2007, there were no shares of common stock available for future option grants under the 1997 Stock Option Plan.

At December 31, 2008, options to purchase a total of 92,500 shares of common stock were outstanding under this plan.

•	1998 Stock Option Plan. In June 1998, the Company’s stockholders adopted the 1998 Stock Option Plan. The 1998 Plan provides for the granting of options to purchase up to 850,000 shares of common stock. Stock options granted under the 1998 Plan may be either incentive stock options or stock options which do not constitute incentive stock options.

Under provisions of the plan, the option exercise price must be the fair market value of the stock subject to the option on the grant date. Options are not transferable other than by will or the laws of descent and distribution.

Options may not be granted under the 1998 Plan after March 11, 2008. However, at May 29, 2003, there were no shares of common stock available for future option grants under the 1998 Stock Option Plan.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2008, options to purchase a total of 42,500 shares of common stock were outstanding under this plan.

•	2001 Nonemployee Directors Stock Option Plan. The 2001 Nonemployee Directors Stock Option Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2001. This plan provides for granting to Directors who are not employees of Parallel options to purchase up to an aggregate of 500,000 shares of common stock. Options granted under the plan will not be incentive stock options within the meaning of the Internal Revenue Code.

Under provisions of the plan, the option exercise price must be the fair market value of the stock subject to the option on the grant date. Options are not transferable other than by will or the laws of descent and distribution.

Options may not be granted under this plan after May 2, 2011. However, as of August 23, 2005, no shares of common stock were available for future option grants under this plan.

At December 31, 2008, options to purchase 125,000 shares of common stock were outstanding under this plan.

•	2001 Employee Stock Option Plan. In June 2001, our Board of Directors adopted the 2001 Employee Stock Option Plan. This plan authorized the grant of options to purchase up to 200,000 shares of common stock, or less than 1.00% of our outstanding shares of common stock. Directors and officers are not eligible to receive options under this plan. Only employees are eligible to receive options. Stock options granted under this plan are not incentive stock options.

This plan was implemented without stockholder approval.

Under provisions of the plan, the purchase price of common stock issued under each option must not be less than the fair market value of the common stock at the time of grant. Options granted under this plan are not transferable other than by will or the laws of descent and distribution.

The Employee Stock Option Plan will expire on June 20, 2011. However, as of June 20, 2001, no shares of common stock were available for future option grants under this plan.

At December 31, 2008, options to purchase 124,000 shares of common stock were outstanding under this plan.

•	2004 Non-Employee Director Stock Grant Plan. The 2004 Non-Employee Directors Stock Grant Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in June 2004. Under this plan, each non-employee Director is entitled to receive an annual retainer fee consisting of shares of common stock that will be automatically granted on the first day of July in each year. The total number of shares of common stock initially available for grant under the plan was 116,000 shares, subject to adjustment as described in the plan. The plan will remain in effect until terminated by the Board, although no additional share of common stock may be issued after the 116,000 shares subject to the plan have been issued.

Under provisions of the plan, the purchase price of common stock issued under each option must not be less than the fair market value of the common stock at the time of grant. Options granted under this plan are not transferable other than by will or the laws of descent and distribution.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2008, the Company had 69,808 remaining shares of common stock available to issue to directors under this plan.
•	2008 Long-Term Incentive Plan. The Company’s 2008 Long-Term Incentive Plan was approved by the Company’s stockholders at the annual meeting of stockholders held on May 28, 2008. This plan provides for granting of nonqualified and incentive stock options, restricted stock awards, performance awards and other awards to selected officers, employees, consultants and outside directors. The maximum number of shares of common stock that may be delivered pursuant to awards granted under the plan is 2,000,000 shares.

The option price for shares of common stock that may be purchased under a nonqualified or incentive stock option must be at least equal to the fair market value of the shares on the date of grant. The exercise price of an option may be paid in cash, in shares of Parallel’s common stock or a combination of both. Unless terminated earlier, stock options granted under the plan expire no more than ten years from the date of the grant.

The plan will remain in effect until May 28, 2018, unless sooner terminated by the Board of Directors of the Company. No award may be made under the plan after its expiration date. No awards under the plan may be repriced or exchanged for awards with lower exercise prices because of a drop in market prices since grant, unless such repricings or exchanges are approved by the stockholders of the Company.

At December 31, 2008, options to purchase 355,000 shares of common stock were outstanding under this plan and 1,627,352 shares were available for future awards.

(b)	Stock Options

For the twelve months ended December 31, 2008, 2007 and 2006, the Company recognized compensation expense of approximately $1.3 million, $247,000 and $531,000 with tax benefits of approximately $449,000, $84,000 and $181,000, respectively, associated with its stock option grants.

During June 2007, the Company revised its estimate of expected forfeitures of stock options granted to directors due to the resignation of a director and the subsequent forfeiture of 40,000 stock options held by the director. As a result, the Company revised its estimate of the grant date fair value of shares expected to ultimately vest under its stock option plan by approximately $283,000. As a consequence, general and administrative expenses during the three months ended June 30, 2007 were reduced by approximately $154,000 which included a cumulative adjustment for amounts previously expensed and associated with options estimated to be forfeited or surrendered.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s employee stock options as of December 31, 2008, 2007 and 2006, and changes during the years ended on those dates is presented below:

	Year ended		Year ended		Year ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price
	(in thousands)		(in thousands)		(in thousands)
Stocks options:
Outstanding at beginning of year	558	$7.03	1,199	$5.40	1,405	$5.22
Granted	355	21.02	18	22.89	—	—
Exercised	(174)	4.23	(619)	3.98	(176)	4.35
Surrendered	—	—	(40)	12.27	(30)	3.09

Outstanding at end of year	739	$14.41	558	$7.03	1,199	$5.40

Exercisable at end of year	293	$7.30	420	$5.39	1,001	$4.32

Weighted average fair value of options granted during the year		$10.63		$12.45		$—
The following table summarizes information about the Company’s employee stock options outstanding and exercisable at December 31, 2008:

	Average	Intrinsic
	Remaining Life	Value
		(in thousands)
Stock options outstanding as of December 31, 2008	8.8	$—

Currently exercisable as of December 31, 2008	4.6	$—

The following table presents the future stock-based compensation expense for the Company’s outstanding stock options which it expects to recognize during the indicated vesting periods:

($ in thousands)
2009	$1,534
2010	789
2011	375
2012	105

Total	$2,803

The fair value of each option award is estimated on the date of grant. The fair values of stock options were determined using the Black-Scholes option valuation method and the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected term of the options granted used in

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Black-Scholes model represent the period of time that options granted are expected to be outstanding. The Company utilizes the simplified method for calculating the expected life of its options as the Company does not have sufficient historical data to provide a basis upon which to estimate term. As illustrated in Staff Accounting Bulletin 107, the simplified method for calculating the expected life is ((vesting term + original contractual term)/2). Risk free rates are based on the U.S. Treasury, Daily Treasury Yield Curve Rate.

	2008	2007	2005	2001
Expected volatility	46.50%	52.52%	54.20%	57.95%

Expected dividends	0.00	0.00	0.00	0.00

Expected term (in years)	6.25	5.75	6.5	7.5

Risk free rate	3.81%-3.86%	4.89%	4.20%	5.05%

($ in thousands)
Intrinsic Value of Options Exercised Year Ended December 31, 2008	$2,336
Intrinsic Value of Options Exercised Year Ended December 31, 2007	$10,071
Intrinsic Value of Options Exercised Year Ended December 31, 2006	$2,855

Fair Market Value of Options Granted Year Ended December 31, 2008	$3,774
Fair Market Value of Options Granted Year Ended December 31, 2007	$218
Fair Market Value of Options Granted Year Ended December 31, 2006	$—

Average Weighted Grant Date Fair Value of Options Issued and Unvested, December 31, 2008	$4,383
Average Weighted Grant Date Fair Value of Options Issued and Outstanding, December 31, 2008	$5,618
(c)	Restricted Stock

On June 12, 2008, 10,000 shares of restricted stock were awarded to a non-employee director under the Company’s 2008 Long-Term Incentive Plan. The fair value of the restricted stock award was approximately $209,000 and based on the last sales price of the Company’s common stock on the Nasdaq Global Market on the date of grant. For the twelve months ended December 31, 2008 the Company recognized compensation expense of approximately $106,000 for restricted stock. These shares vest in four equal increments on June 12th of each year, commencing on June 12, 2008.

The following table presents future stock-based compensation expense for the restricted stock award, which we expect to recognize during the indicated vesting periods:

($ in thousands)
2009	$67
2010	29
2011	7

Total	$103

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of restricted stock activity as of December 31, 2008 is presented below:

			Weighted
			Average
			Remaining
		Award Date	Contractual
	Restricted Stock	Fair Value	Term
			(years)
Outstanding December 31, 2007	—	$—
Granted	10,000	$20.91
Vested	(2,500)	$20.91
Surrendered	—	$—

Non-vested shares at December 31, 2008	7,500	$20.91	1.4

(d)	Stock Awards

For the twelve months ended December 31, 2008, 2007 and 2006, the Company recognized compensation expense of approximately $253,000, $96,000 and $118,000 associated with restricted stock awards.

Effective July 1, 2004, the Company began paying an annual retainer fee to each non-employee Director in the form of shares of the Company’s common stock. Under the 2004 Non-Employee Director Stock Grant Plan, each non-employee Director is entitled to receive an annual retainer fee in the form of shares of common stock having a value of $25,000. The shares of stock are automatically granted on the first day of July in each year. The Company has 69,808 remaining shares of common stock available to issue to directors under this arrangement.

On July 1, 2008, each of our four non-employee directors were awarded 1,153 shares of common stock under our 2004 Non-Employee Director Stock Grant Plan. The fair value of common stock awarded of $20.25 per share was based on the average of the high and low sales price of our common stock on the Nasdaq Global Market on the date of grant. The shares vested 100% on the date of the grant.

On July 1, 2007, each of our four non-employee directors were awarded 1,100 shares of common stock under our 2004 Non-Employee Director Stock Grant Plan. The fair value of common stock awarded of $21.79 per share was based on the average of the high and low sales price of our common stock on the Nasdaq Global Market on the date of grant. The shares vested 100% on the date of the grant.

On July 1, 2006, each of our four non-employee directors were awarded 1,174 shares of common stock under our 2004 Non-Employee Director Stock Grant Plan. The fair value of common stock awarded of $25.23 per share was based on the average of the high and low sales price of our common stock on the Nasdaq Global Market on the date of grant. The shares vested 100% on the date of the grant.

From time to time the Board of Directors authorizes stock awards to the non-employee directors for compensation other than the annual retainer. On June 12, 2008, each of our four non-employee directors was awarded 1,912 shares of common stock under our 2008 Long-Term Incentive Plan. The fair value of the common stock awarded of $20.91 per share was based on the last sales price of our common stock on the Nasdaq Global Market on the date of grant. The shares vested 100% on the date of the grant.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(e)	Stock Warrants

The Company had 300,030 warrants outstanding at December 31, 2007, which were issued as part of the Company’s initial public offering in 1980. Each warrant allowed the holder to buy one share of common stock for $6.00. The warrants were exercisable for a 30 day period commencing on the date a registration statement covering exercise was declared effective. The warrants contained antidilution provisions. On April 15, 2008, the Company’s registration statement relating to 300,030 shares of common stock issuable upon the exercised of outstanding warrants was declared effective by the Securities and Exchange Commission. The warrants were exercisable at $6.00 per share at any time on or before 5:00 p.m., Mountain Time, on May 15, 2008, at which time the warrants expired. Between April 15, 2008 and May 15, 2008 a total of 148,757 warrants were exercised for net proceeds of approximately $796,000. Warrants to purchase 151,273 shares were not exercised and expired by their terms on May 15, 2008.

The Company had 100,000 warrants outstanding at July 11, 2007 and December 31, 2006 which were issued as partial payment for services rendered for financial and investment advice for the Company’s private placement offering in December, 2003. The warrants had a term of five years from date of issuance and vesting period of one year. The warrants had an exercise price of $3.98 per share and contained a provision for cashless exercise. The fair value related to these warrants in the amount of $157,000 was recorded in other expenses in 2003 based on the estimated fair value on the date of grant using the Black-Scholes option pricing model. The holders of these warrants elected to exercise during 2007 through cashless exercise as allowed under the terms of the warrants. As a result, 82,734 common shares were issued to the warrant holders.

(f)	Stock Rights

On October 5, 2000, the board of directors adopted a Stockholder Rights Plan (the “Plan”) and declared a dividend of one Stock Right for each outstanding share of the Company’s common stock. Generally, the Plan is designed to protect the Company from unfair or coercive takeover attempts, prevent a potential acquiror from gaining control of the Company without fairly compensating all of the Company’s stockholders, and encourage third parties that may have an interest in acquiring the Company to negotiate with the Company’s board of directors. In particular, the Plan is intended to (i) reduce the risk of coercive or partial tender offers that may not offer fair value to all stockholders; (ii) deter purchasers who through open market or private purchase may attempt to achieve a position of substantial influence or control over the Company without paying a fair control premium to selling or remaining stockholders; and (iii) preserve the board of directors’ bargaining power and flexibility to deal with acquirors and otherwise to seek to maximize value for all stockholders. The Plan is intended to achieve these goals by confronting a potential acquiror of the Company’s common stock with the possibility that the Company or its stock-holders will be able to substantially dilute the acquiror’s equity interest by using the Stock Rights to acquire additional Company common stock, or in certain cases stock of the acquiror, at a 50% discount.

If a person acquires 15% or more of the Company’s common stock or a tender offer or exchange offer is made for 15% or more of the common stock, each Stock Right will entitle the holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.10 per share, at an exercise price of $26.00 per one one-thousandth of a share, subject to adjustment.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At issuance, the Stock Rights had no determinable value and, therefore, no accounting entry was required. The Stock Rights have not had, nor does the Company anticipate that the Stock Rights will have, a material effect on its results of operations.
(14)	Related Party Transactions

In December, 2001, and prior to his employment with Parallel, Donald E. Tiffin, Parallel’s Chief Operating Officer, received a 3% working interest from an unaffiliated third party in the Diamond M Project in Scurry County, Texas for services rendered in connection with assembling the project. In August, 2002, shortly after his employment with Parallel, and due to the personal financial exposure in the Diamond M Project and to prevent the interest from being acquired by a third party, Mr. Tiffin assigned two-thirds of his ownership interest in the project to Parallel at no cost, leaving him with a 1% working interest. Parallel acquired its initial interest in the Diamond M Project in December, 2001. In 2008, 2007 and 2006, the Company charged approximately $95,000, $45,000 and $111,000, respectively, for capital expenditures and lease operating expenses and paid approximately $116,000, $65,000 and $100,000, respectively, in oil and natural gas revenues related to this project. In addition, $5,000 of this balance was for outstanding joint interest billings to an executive officer as of December 31, 2007. This receivable was collected within one month of billing.

As of December 31, 2008 and 2007, the Company had accounts receivable of $12,000 and $4.0 million, respectively, from affiliates. Joint interest receivables from a joint interest owner (who was also a joint venture partner in Hagerman) represented $0 and $3.4 million of these balances at December 31, 2008 and 2007, respectively.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15)	Major Customers and Concentrations

The following purchasers and operators accounted for 10% or more of the Company’s oil and natural gas sales for the years ended December 31:

	2008	2007	2006
Chesapeake Operating, Inc.	22%	12%	(1)
Conoco, Inc.	18%	21%	20%
Dale Operating Company	(1)	(1)	10%
Occidental Energy Marketing	10%	(1)	(1)
Texland Petroleum, Inc.	29%	30%	30%
Tri-C Resources, Inc.	(1)	(1)	12%

(1)	Less than 10%.
A substantial portion of Parallel’s oil and natural gas reserves and production are located in the Permian Basin and the Fort Worth Basin. The Company may be disproportionally exposed to the impact of delays of interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs and significant governmental regulations, including any curtailment of production or interruption of transportation of oil or natural gas produced from these wells.

The Company manages the credit risk associated with its largest customers by using a credit risk monitoring tool to actively monitor credit ratings, including S&P and Moody’s, financial statement filings, financial position, bankruptcy filings and current news.

(16)	Commitments and Contingencies

On April 14, 2008, the Company was added as a defendant to a lawsuit filed in 2007, styled Brady Briscoe vs. Capstar Drilling, L.P. (“Capstar”), Cause No. 21,287, in the 259th District Court of Jones County, Texas. The plaintiff alleged that he was injured as the result of an accident while he was working, as an employee of an unrelated third party, on a drilling rig operated by Capstar. Capstar was conducting drilling operations for the Company. The plaintiff asserted general allegations of negligence as to Capstar and, specifically, a failure to properly equip its drilling rig, further alleging the Company was in charge of the drilling rig and the operational details of the plaintiff’s work. The plaintiff sued for an amount of actual damages of up to $15.0 million, together with pre-judgment interest, post-judgment interest and exemplary damages. Capstar recently settled with the plaintiff and Capstar was dismissed from the lawsuit. If judgment is entered against the Company, it would be entitled to a credit for the amount that the plaintiff has already received from Capstar. On November 13, 2008, the plaintiff, filed notice of non-suit, without prejudice, of all claims and causes of action asserted against the Company.

On March 24, 2008, a lawsuit was filed in the 24th District Court of Jackson County, Texas, against the Company and twenty-two other defendants in Cause No. 07-6-13069, styled “Tony Kubenka, Carolyn Kubenka, Dennis J. Kallus, David J. Kallus, Mary L. Kallus, Patricia Kallus, Nova Deleon, Janie Figuerova, and Larkin Thedford, Plaintiffs v. Tri-C Resources, Inc., Marie S. Adian, Laura E. Adian, Glenn A. Fiew, Lynn Kramer, Debra Boysen, Carol J. Gleason, Alana Sue Curlee, Connie W. Marthiljohni, Claire E. Adian, Zachary D. Adian, Donald R. Starkweather, Inc., D.A. Webernick, Danette Bundick, Johnny A. Webernick, Donna Gail Glover, Sherry Shulze, William H. Webernick, Jr., TAC Resources, Inc., New Century Exploration, Inc., Allegro Investments, Inc.,

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Parallel Petroleum Corporation and Welper Interests, LP”. The nine plaintiffs in this lawsuit have named the Company and the other working interest owners, including Tri-C Resources, Inc., the operator, as defendants. The plaintiffs in this lawsuit allege that they are royalty owners under oil and gas leases which are part of a pooled gas unit (the “unit”) located in Jackson County, Texas, and that the defendants, including the Company, are owners of the leasehold estate under the plaintiffs’ leases and others forming the unit. Plaintiffs also assert that one of the leases (other than plaintiffs’ leases) forming part of the unit has been terminated and, as a result, the defendants have not properly computed the royalties due to plaintiffs from unit production and have failed to properly pay royalties due to them. Plaintiffs have sued for an unspecified amount of damages, including exemplary damages, under theories of breach of contract (including breach of express and implied covenants of their leases) and conversion, and seek an accounting, a declaratory judgment to declare the rights of the parties under the leases, and attorneys’ fees, interest and court costs. If a judgment adverse to the defendants were entered, as a working interest owner in the leases comprising the unit, we believe our liability would be proportionate to the ownership of the other working interest owners in the leases. The Company has filed an answer denying any liability. Although an initial exchange of discovery has occurred, the Company cannot predict the ultimate outcome of this matter, but believe we have it has meritorious defenses and intend to vigorously contest this lawsuit. The Company has not established a reserve with respect to plaintiffs’ claims.
The Company received a Notice of Proposed Adjustment from the Internal Revenue Service, or the “Service” in May 2007 advising it of proposed adjustments to federal income tax of approximately $2.0 million for the years 2004 and 2005. Subsequent discussions with the Service placed the issues contested in a development status. In November 2007, the Service issued a letter on the matter giving the company 30 days to agree or disagree with a final examination report. The final examination report reflected revisions of the previous proposed adjustments resulting in a reduced $1.1 million of additional income tax and interest charges. The decrease in proposed tax was the result of information supplied by the Company to the examiner as well as discussions of the applicable tax statutes and regulations. In December 2007, the Company filed a protest documenting its complete disagreement with the adjustments proposed on the final examination report and requested a conference with the appeals office of the Service. The examination office of the Service filed a response to the Company’s protest in February 2008 with the appeals office. In the response the additional tax was further reduced by the examination office to $720,000. In June and November of 2008, the Company’s representatives met with the Service’s Appeals Officer to review specific issues related to the alternative minimum tax items in dispute. During these meetings the Company submitted supplements to its initial protest in further support of the Company’s position. Currently the IRS appeals office is considering the Company’s information as well as data supplied at the request of the appeals officer. The Company intends to vigorously contest the adjustment proposed by the Service and believe that it will ultimately prevail in its position. The Company has not recorded a liability for tax, interest, or penalties related to this matter based on its analysis. If a liability for additional income tax should later be determined to be more likely than not, the Company anticipates the adjustment to increase the federal income tax liability would be offset by an increase to a deferred tax asset and would not result in a charge to earnings. Any interest or penalties resulting from a subsequent determination of increased tax liability would require a charge to earnings. The Company believes that the effects of this matter would not have a material effect on its results of operations for the fiscal quarter in which the Company actually incurs or establishes a reserve account for interest or penalties.
The Company is also presently a named defendant in one other lawsuit arising out of its operations in the normal course of business, which the Company believes is not material.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 1, 2005 the Company established a 401(k) Plan and Trust for eligible employees. During 2008, 2007 and 2006, the Company contributed an aggregate of approximately $317,000, $274,000 and $240,000, respectively, to the 401(k) Plan.

The Company leases office space under two non-cancelable operating leases with one expiring in 2010 and the second lease expiring in 2011. Future annual payments under these operating leases are approximately $271,000, $107,000 and $31,000 for the years ending December 31, 2009 through May 31, 2011, respectively. Rental expense under the Company’s current leases totaled approximately $240,000, $200,000 and $194,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company has three field offices and storage facilities. These facilities are located in Andrews and Snyder, Texas and Hagerman, New Mexico. Rental expense totaled approximately $6,000, $23,000 and $23,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has an Incentive and Retention Plan which provides for the payment to eligible officers and employees of a one time performance bonus and retention payment upon the occurrence of a change of control as defined in the Plan. Because of the uncertainty of the occurrence of a change of control or corporate transaction within the meaning of the plan, the amount of these bonuses is undeterminable. As of December 31, 2008, the per share closing price of the Company’s stock was $2.01. This closing price is under the base of $3.73 and $8.62. Therefore, the officers and employees would not receive any monetary compensation under this plan.

In January 2006, the Company adopted a Non-officer Employee Severance Plan for the purpose of providing the Company’s non-officer employees with an incentive to remain employed with the Company. This Plan provides for a one-time severance payment to the non-officer employees equal to one year of their then “current base salary” upon the occurrence of a change of control within the meaning of the Plan. Based on the aggregate non-officer base salaries in effect as of December 31, 2008, the total severance amount payable under the plan would have been approximately $4.4 million.

(17)	Supplemental Oil and Natural Gas Reserve Data (Unaudited)

The Company has presented the reserve estimates utilizing an oil price of $40.00, $89.93 and $54.67 per Bbl and a natural gas price of $5.18, $6.77 and $5.00 per Mcf as of December 31, 2008, 2007 and 2006, respectively. Information for oil is presented in barrels (Bbl) and for natural gas in thousands of cubic feet (Mcf).

The estimates of the Company’s proved oil and natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants as of December 31, 2008, 2007 and 2006. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of changes in reserve balances is presented below:

	Oil and Condensate (Bbls)
	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Proved developed and undeveloped reserves
Beginning of year	28,434	28,721	21,192
Purchase of oil and natural gas properties	1,839	—	3,270
Sales of oil and natural gas properties	(1)	(75)	—
Extensions and discoveries	243	1,146	8,182
Revisions of previous estimates	(8,282)	(307)	(2,786)
Production	(1,027)	(1,051)	(1,137)

End of year	21,206	28,434	28,721

Proved developed reserves at year end	12,137	14,378	14,932

	Natural Gas (MCF)
	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Proved developed and undeveloped reserves
Beginning of year	57,234	58,896	25,237
Purchase of oil and natural gas properties	1,008	—	4,355
Sales of oil and natural gas properties	(188)	(3,105)	—
Extensions and discoveries	24,105	25,905	38,159
Revisions of previous estimates	618	(17,040)	(2,316)
Production	(10,944)	(7,422)	(6,539)

End of year	71,833	57,234	58,896

Proved developed reserves at year end	55,751	41,556	28,741

The Company made significant acquisitions in 2006 that resulted in additions to its estimated proved reserves for that year. In 2006, the Company acquired additional interests in Harris San Andres Field located in Andrews and Gaines Counties, Texas. Also in 2006, the Company purchased additional interests in the Barnett Shale Gas Project located in Tarrant County, Texas. In 2008, the Company exercised a preferential right and purchased the interest owned by an unrelated third party, in its operated Diamond M properties in Scurry County, Texas that resulted in additions to its estimated proved reserves for that year.
The Company’s drilling programs over the last three years have resulted in significant natural gas discoveries and extensions in the Company’s Barnett Shale resource natural gas project and the Company’s New Mexico projects. Over this same time period, the Company’s drilling in the Carm-Ann, Harris and Diamond M fields of west Texas resulted in significant increases in extensions and discoveries in the Company’s oil reserves.
The Company experienced downward revisions in estimated proved natural gas reserves in 2007. This was the result of two factors. First, the Company changed its method of recognizing proved undeveloped reserves related to its horizontal drilling of natural gas projects in March 2007. Under this new method, which the Company believes conforms with regulatory requirements applicable to “horizontal well” reserve booking practices for publicly owned exploration and production companies, estimates of proved undeveloped reserves from horizontal wells are limited to two

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
parallel offset wells to a productive horizontal well, unless productive continuity is demonstrated through pressure communication between wells more than an offset location away and on either side of a future horizontal well. Secondly, the Company adjusted its reserve estimates on certain New Mexico Wolfcamp and Barnett Shale wells where performance did not meet 2007 production estimates.
The Company experienced downward revisions in estimated proved crude oil in 2008. These downward revisions were as a result of crude oil prices utilized for the reserve estimate decreasing by 56% between year-end 2007 and year-end 2008.
The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and natural gas reserves required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities". The future cash flows are based on estimated oil and natural gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.
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
Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves
($ in thousands)

	December 31,
	2008	2007	2006
Future cash inflows	$1,220,173	$2,944,746	$1,864,860

Future costs:
Production	(535,074)	(824,261)	(606,138)
Development	(92,001)	(117,981)	(138,715)
Future income taxes	(20,782)	(536,227)	(292,954)

Future net cash flows	572,316	1,466,277	827,053
10% annual discount for estimated timing of cash flows	(264,396)	(831,839)	(490,565)

Standardized measure of discounted future net cash flows	$307,920	$634,438	$336,488

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in Standardized Measure of
Discounted Future Net Cash Flows From Proved Reserves
($ in thousands)

	December 31,
	2008	2007	2006
Increase (decrease):
Purchases of minerals in place	$20,149	$—	$20,698
Extensions and discoveries and improved recovery, net of future production and development costs	45,387	97,918	104,622 (1)
Accretion of discount	88,392	46,996	47,281
Net change in sales prices net of production costs	(537,396)	341,421	(78,387)
Changes in estimated future development costs	43,696	28,424	12,726
Revisions of quantity estimates	(87,091)	(64,408)	(44,561)
Net change in income taxes	245,791	(116,010)	(21,452)
Sales, net of production costs	(147,284)	(89,818)	(86,130)
Changes of production rates (timing) and other	1,838	53,427	20,901 (1)

Net increase	(326,518)	297,950	(24,302)
Standardized measure of discounted future net cash flows:
Beginning of year	634,438	336,488	360,790

End of year	$307,920	$634,438	$336,488

(1)	During 2006, the Company revised its method of calculating “Extensions and discoveries and improved recovery, net of future production and development costs”.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18)	Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
	($ in thousands, except per share data)
2008
Oil and natural gas revenues	$43,941	$56,075	$56,201	$26,298
Total costs and expenses	21,188	23,998	25,051	322,524

Operating income (loss)	22,753	32,077	31,150	(296,226	)(1)

Gain (loss) on derivatives not classified as hedges	$(21,886)	$(71,609)	$65,661	$59,852

Net income (loss)	$(2,740)	$(29,205)	$58,677	$(158,626)

Net income (loss) per common share — basic	$(0.07)	$(0.70)	$1.41	$(3.81	)(1)

Net income (loss) per common share — diluted	$(0.07)	$(0.70)	$1.41	$(3.81	)(1)

2007
Oil and natural gas revenues	$23,116	$27,354	$29,487	$36,074
Total costs and expenses	14,827	15,291	18,206	18,742

Operating income	8,289	12,063	11,281	17,332

Gain (loss) on derivatives not classified as hedges	$(4,435)	$(2,170)	$(4,556)	$(25,615)

Net income (loss)	$(96)	$3,464	$293	$(8,322)

Net income (loss) per common share — basic	$—	$0.09	$0.01	$(0.21)

Net income (loss) per common share — diluted	$—	$0.09	$0.01	$(0.21)

(1)	Fourth quarter 2008 results includes a $300.5 million impairment to the Company’s oil and natural gas properties. See Note 5— “Oil and Natural Gas Properties”.
(19)	Subsequent Events

Second Amendment to Credit Agreement. On February 19, 2009, but effective as of December 31, 2008, the Company entered into a Second Amendment to its Revolving Credit Agreement (the “Second Amendment”). Generally, the Second Amendment increased the Company’s annual interest rate for Libor loans by one-fourth of one percent (0.25%). In addition, the Second Amendment modified one of the financial covenants that the Company must comply with. Before the amendment, the Company’s ratio of consolidated funded debt to consolidated EBITDA (calculated at the end of each fiscal quarter using the results of the immediately preceding twelve-month period, each a “test period”) was not allowed to exceed 4.00 to 1.00. After the Second Amendment, this ratio is not allowed to exceed 4.25 to 1.00 as of December 31, 2008 and for any test period during 2009 and 2010, or 4.00 to 1.00 during the year 2011 and thereafter. The bank fees associated with this second amendment to credit agreement were $575,000.

PARALLEL PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Barnett Shale Farmout Agreement. On February 11, 2009, the Company entered into a farmout agreement with Chesapeake Energy Corporation, or “Chesapeake”, related to the Company’s approximate 35% interest in the Barnett Shale gas project. Under the farmout agreement, for all wells drilled on the Company’s Barnett Shale leasehold from November 1, 2008 through December 31, 2016, the Company has agreed to assign to Chesapeake 100% of its leasehold in the Barnett Shale, subject to the following terms:
•	all wells drilled from November 1, 2008 through December 31, 2009, and all wells drilled during each succeeding calendar year through 2016 will be treated as a separate project or payout period, creating eight separate projects or payout periods;

•	at the time Chesapeake commences the drilling of a well during one of the payout periods, the Company will assign to Chesapeake 100% of its leasehold interest within the subject unit or lease, reserving and retaining a 50% reversionary interest that will vest after Chesapeake recovers 150% of its costs for a particular payout period. Until 150% payout has been reached, Chesapeake will fund 100% of the Company’s costs for drilling, completing and operating wells during the payout period;

•	on each project, Chesapeake is entitled to receive all revenues from the Company’s reversionary interest until Chesapeake receives revenues totaling 150% of the drilling, completion and operating costs Chesapeake incurs in funding the Company’s reversionary interest;

•	upon reaching the 150% payout level for a given project, 50% of the interest assigned to Chesapeake will revert back to the Company;

•	after 150% project payout, the Company will pay all costs and receive all revenues attributable to its 50% reversionary interest in each project;

•	for wells drilled after January 1, 2017, the Company will pay all costs and receive all revenues attributable to its 50% reversionary interest; and

•	the Company will retain all of its interest in wells commenced prior to November 1, 2008, except for 3 wells commenced in late October 2008. The Company will retain all of its interest in approximately 90 gross (22.4 net) producing wells and 31 gross (9.49 net) wells in progress.
As non-operator, the Company does not control the timing of investment in the Barnett Shale gas project. Therefore, the Company entered into the farmout agreement with Chesapeake. This farmout agreement had minimal effect on the Company’s proved reserves as of December 31, 2008.
The Company estimates that its Barnett Shale leasehold acreage operated by Chesapeake and subject to the farmout agreement is approximately 25,600 gross (9,300 net) acres. The Company anticipates that approximately 61 gross (10.0 net) wells will be drilled and included in the 2009 payout period from November 1, 2008 through December 31, 2009. Payout of each project will depend on drilling and completion costs, timing of completion and pipeline connection to sales, and natural gas prices, among other things.
Natural Gas Hedge. On February 18, 2009, the Company executed a trade for 10,000 MMBTU/day natural gas (WAHA) for calendar 2010 costless collars with a floor of $4.75 and a ceiling of $5.90 with a total volume of 3,650,000 MMBTU.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION
February 23, 2009	By:	/s/ Larry C. Oldham
Larry C. Oldham
President and Chief Executive Officer

February 23, 2009	By:	/s/ Steven D. Foster
Steven D. Foster
Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jeffrey G. Shrader	Director and Chairman of	February 23, 2009
Jeffrey G. Shrader	the Board of Directors

/s/ Larry C. Oldham	President and Chief Executive Officer	February 23, 2009
Larry C. Oldham	(Principal Executive Officer)

/s/ Steven D. Foster	Chief Financial Officer	February 23, 2009
Steven D. Foster	(Principal Financial and Accounting Officer)

/s/ Edward A. Nash Edward A. Nash	Director	February 23, 2009

/s/ Martin B. Oring Martin B. Oring	Director	February 23, 2009

/s/ Ray M. Poage Ray M. Poage	Director	February 23, 2009

INDEX TO EXHIBITS
(a)      Exhibits

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock – 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

No.	Description of Exhibit

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.11):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.3	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.4	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.5	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.6	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.7	2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated March 27, 2008)

10.8	Form of Nonqualified Stock Option Agreement for nonqualified stock options granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.9	Form of Outside Director Stock Award Agreement for stock awards granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.10	Form of Outside Director Restricted Stock Agreement for restricted stock grants under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

No.	Description of Exhibit

10.11	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.12	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.13	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.14	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.15	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.16	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.17	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.18	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.19	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.20	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

10.21	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P. (Incorporated by reference to Exhibit 10.28 of Form 10-K of the Registrant for the fiscal year ended December 31, 2007)

10.22	Fourth Amended and Restated Credit Agreement, dated as of May 16, 2008, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland plc, and Texas Capital Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2008)

10.23	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 31, 2008, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank,

No.	Description of Exhibit

Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank (Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-Q Report for the third fiscal quarter ended September 30, 2008)

*10.24	Second Amendment to Fourth Amended and Restated Credit Agreement, executed as of February 19, 2009, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*23.1	Consent of BDO Seidman, LLP

*23.2	Consent of Cawley, Gillespie & Associates Inc. Independent Petroleum Engineers

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.