Form 10-Q
period 2009-06-30
PARALLEL PETROLEUM CORP
filed 2009-08-04
CIK 750561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
     As of July 30, 2009, the registrant had 41,646,445 shares of common stock outstanding.

(i)

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARALLEL PETROLEUM CORPORATION
Balance Sheets
(unaudited)
($ in thousands)
Assets

	June 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$28,774	$36,303
Short-term investments	5,000	5,002

Accounts receivable:
Oil and natural gas sales	10,084	13,399
Joint interest owners and other, net of allowance for doubtful account of $50	1,596	2,805
Affiliates and joint ventures	6	12

	11,686	16,216
Other current assets	702	430
Derivatives	8,825	22,665

Total current assets	54,987	80,616

Property and equipment, at cost:
Oil and natural gas properties, full cost method (including $136,046 and $137,202 not subject to depletion)	888,676	878,722
Other	3,314	3,172

	891,990	881,894
Less accumulated depreciation, depletion and amortization	(533,171)	(490,566)

Net property and equipment	358,819	391,328

Restricted cash	82	81
Investment in pipeline venture	349	337
Other assets, net of accumulated amortization of $1,754 and $1,443	3,312	3,566
Deferred tax asset	71,336	60,567
Derivatives	8,616	14,081

	$497,501	$550,576

The accompanying notes are an integral part of these Financial Statements.

(1)

PARALLEL PETROLEUM CORPORATION
Balance Sheets (continued)
(unaudited)
($ in thousands)
Liabilities and Stockholders’ Equity

	June 30,	December 31,
	2009	2008
Current liabilities :
Accounts payable trade	$2,103	$13,522
Accrued liabilities	14,423	21,780
Accrued interest on senior notes	6,406	6,407
Asset retirement obligations	158	158
Derivative obligations	4,737	3,004
Put premium obligations	1,036	628
Deferred tax liability	1,058	6,597

Total current liabilities	29,921	52,096

Long-term liabilities:
Revolving credit facility	225,000	225,000
Senior notes (principal amount $150,000)	146,166	145,890
Asset retirement obligations	9,846	11,221
Derivative obligations	5,041	5,136
Put premium obligations	3,031	3,655
Termination obligation	385	532

Total long-term liabilities	389,469	391,434

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock — par value $0.10 per share, authorized 50,000 shares	—	—
Common stock — par value $0.01 per share, authorized 60,000,000 shares, issued and outstanding 41,597,161 for 2009 and 2008	415	415
Additional paid-in capital	201,198	200,132
Retained deficit	(123,502)	(93,501)

Total stockholders’ equity	78,111	107,046

	$497,501	$550,576

The accompanying notes are an integral part of these Financial Statements.

(2)

PARALLEL PETROLEUM CORPORATION
Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Oil and natural gas revenues:
Oil and natural gas sales	$19,861	$56,075	$38,090	$100,016

Costs and expenses:
Lease operating expense	5,541	7,254	13,627	14,233
Production taxes	761	2,996	1,334	5,285
General and administrative	3,281	3,265	6,714	5,833
Depreciation, depletion and amortization	5,398	10,483	12,179	19,835
Impairment of oil and natural gas properties	—	—	30,426	—

Total costs and expenses	14,981	23,998	64,280	45,186

Operating income (loss)	4,880	32,077	(26,190)	54,830

Other income (expense), net:
Loss on derivatives not classified as hedges	(13,286)	(71,609)	(7,521)	(93,495)
Interest and other income	30	32	99	65
Interest expense, net of capitalized interest	(6,360)	(5,368)	(12,690)	(10,886)
Other expense	(5)	(1)	(5)	(1)
Equity in gain of pipelines and gathering system ventures	—	165	1	382

Total other income (expense), net	(19,621)	(76,781)	(20,116)	(103,935)

Loss before income taxes	(14,741)	(44,704)	(46,306)	(49,105)
Income tax benefit	5,101	15,499	16,305	17,160

Net loss	$(9,640)	$(29,205)	$(30,001)	$(31,945)

Net loss per common share:
Basic	$(0.23)	$(0.70)	$(0.72)	$(0.77)

Diluted	$(0.23)	$(0.70)	$(0.72)	$(0.77)

Weighted average common shares outstanding:
Basic	41,597	41,446	41,597	41,359

Diluted	41,597	41,446	41,597	41,359

The accompanying notes are an integral part of these Financial Statements.

(3)

PARALLEL PETROLEUM CORPORATION
Statements of Stockholders’ Equity
As of December 31, 2008 and for the six months ended June 30, 2009
(unaudited)
(in thousands)

	Common stock		Additional		Total
	Number of		paid-in	Retained	stockholders’
	shares	Amount	capital	deficit	equity

Balance, December 31, 2008	41,597	$415	$200,132	$(93,501)	$107,046
Restricted stock expense	—	—	45	—	45
Stock option expense	—	—	1,021	—	1,021
Net loss	—	—	—	(30,001)	(30,001)

Balance, June 30, 2009	41,597	$415	$201,198	$(123,502)	$78,111

The accompanying notes are an integral part of these Financial Statements.

(4)

PARALLEL PETROLEUM CORPORATION
Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(unaudited)
($ in thousands)

	2009	2008
Cash flows from operating activities:
Net loss	$(30,001)	$(31,945)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	12,179	19,835
Gain on sale of automobiles	—	(4)
Impairment of oil and natural gas properties	30,426	—
Accretion of asset retirement obligation	425	187
Accretion of senior notes discount	276	247
Deferred income tax benefit	(16,305)	(17,160)
Loss on derivatives not classified as hedges	7,521	93,495
Amortization of deferred financing cost	312	374
Accretion of interest on put obligations	105	6
Common stock issued to directors	—	160
Restricted stock expense	45	57
Stock option expense	1,021	227
Equity in gain of pipelines and gathering system ventures	(1)	(382)

Changes in assets and liabilities:
Other assets, net	632	(854)
Restricted cash	(1)	(2)
Accounts receivable	4,530	(8,316)
Other current assets	(272)	(99)
Accounts payable and accrued liabilities	(11,380)	14,069

Net cash (used in) provided by operating activities	(488)	69,895

Cash flows from investing activities:
Additions to oil and natural gas properties	(19,301)	(123,727)
Additions to other property and equipment	(142)	(273)
Settlements on derivative instruments	10,785	(22,839)
Short-term investments	(5,000)	—
Maturity of short-term investments	5,002	—
Net investment in pipelines and gathering system ventures	(11)	(15)

Net cash used in investing activities	(8,667)	(146,854)

Cash flows from financing activities:
Borrowings from bank line of credit	—	77,000
Deferred financing cost	(690)	(270)
Proceeds from exercise of stock options	—	1,323
Settlements on derivative instruments with financing elements	2,316	—

Net cash provided by financing activities	1,626	78,053

Net (decrease) increase in cash and cash equivalents	(7,529)	1,094
Cash and cash equivalents at beginning of period	36,303	7,816

Cash and cash equivalents at end of period	$28,774	$8,910

The accompanying notes are an integral part of these Financial Statements.

(5)

Parallel Petroleum Corporation
Statements of Cash Flows (continued)
Six Months Ended June 30, 2009 and 2008
(unaudited)
($ in thousands)

	2009	2008
Non-cash financing and investing activities:
Deferred purchase of derivative puts	$—	$3,325
Oil and natural gas properties asset retirement obligations	$(1,800)	$482
Additions to oil and natural gas properties accrued	$(7,400)	$1,000
Termination obligation capitalized to oil and natural gas properties	$(147)	$—
Property transfer:
Transfer to oil and natural gas properties	$—	$8,707
Transfer from equity investment	$—	$(8,707)
Other transactions:
Interest paid	$13,040	$9,901
Taxes paid	$75	$—
The accompanying notes are an integral part of these Financial Statements.

(6)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS — NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
     Parallel awards incentive stock options, nonqualified stock options, restricted stock and stock awards to selected key employees, officers, and directors. Stock options are awarded at exercise prices equal to the closing price of our common stock on the date of grant. These options vest over a period of two to ten years with a ten-year exercise period. As of June 30, 2009, options expire beginning in 2011 and extending through 2019. The stock options and restricted stock awards’ fair values are described below for each grant. Stock based compensation expense is classified as a general and administrative expense in the Statements of Operations.
     Options
     For the three months ended June 30, 2009 and 2008, we recognized compensation expense of approximately $499,000 and $145,000, respectively, with a tax benefit of approximately $170,000 and $49,000, respectively. For the six months ended June 30, 2009 and 2008, we recognized compensation expense of approximately $1.0 million and $227,000, respectively, with a tax benefit of approximately

(7)

$347,000 and $77,000, respectively, associated with our stock option grants.
     The following table presents future stock-based compensation expense for our outstanding stock options which we expect to recognize during the indicated vesting periods:

Future
Compensation
Expense
($ in thousands)
Third quarter 2009	$352
Fourth quarter 2009	345
2010	999
2011	486
2012	159
2013	14

Total	$2,355

     At June 30, 2009, options to purchase 397,750 shares of common stock were outstanding and vested. At that same date, options to purchase 805,450 shares were outstanding and unvested. During the six months ended June 30, 2009, options to purchase 464,200 shares were granted to officers and employees, and none of the options expired or were forfeited.
     The fair value of each option award is estimated on the date of grant. The fair values of stock options granted prior to and outstanding at June 30, 2009 and that covered shares subject to future vesting at that date were determined using the Black-Scholes option valuation method from traded options and historical volatility of our stock. The expected term of the options used in the Black-Scholes model represents the period of time that options granted are expected to be outstanding. Risk free rates are based on the U.S. Treasury, Daily Treasury Yield Curve Rate.

	2009	2008	2005	2001
Expected volatility	63.94%	46.50%	54.20%	57.95%
Expected dividends	0.00	0.00	0.00	0.00
Expected term (in years)	6.25	6.25	6.5	7.5
Risk-free rate	3.19%	3.81%-3.86%	4.20%	5.05%
     A summary of the stock option activity for the six months ended June 30, 2009 is presented below:

			Weighted
			Average
	Number of Shares of	Weighted	Remaining
	Common Stock	Average Exercise	Contractual	Aggregate
	Underlying Options	Price	Term	Intrinsic Value
	(in thousands)		(years)	($ in thousands)
Outstanding December 31, 2008	739	$14.41
Granted	464	$2.00
Exercised	—	$—
Surrendered	—	$—

Outstanding June 30, 2009	1,203	$9.62	9.0	$—

Exercisable at June 30, 2009	398	$10.66	7.3	$—

(8)

($ in thousands)
Average weighted grant date fair value of options issued and unvested, June 30, 2009	$3,879
Average weighted grant date fair value of options issued and outstanding, June 30, 2009	$6,191
     Restricted Stock
     For the three months ended June 30, 2009 and 2008, we recognized compensation expense of approximately $21,000 and $57,000, with a tax benefit of approximately $7,000 and $19,000, respectively, for restricted stock. For the six months ended June 30, 2009 and 2008, we recognized compensation expense of approximately $45,000 and $57,000, respectively, with a tax benefit of approximately $15,000 and $19,000, respectively, for restricted stock.
     The fair value of restricted stock awards granted are based on the last sales price of our common stock on the Nasdaq Global market on the date of the grant.

NOTE 3.	CREDIT ARRANGEMENTS
     We maintain one credit facility, our Fourth Amended and Restated Credit Agreement, or the “Revolving Credit Agreement”, dated May 16, 2008, as amended on April 30, 2009, which we describe below.
     Revolving Credit Facility
     Our Revolving Credit Agreement with a group of bank lenders provides us with a revolving line of credit having a “borrowing base” limitation of $230.0 million at June 30, 2009. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $600.0 million or the borrowing base established by the lenders. At June 30, 2009, the principal amount outstanding under our revolving credit facility was $225.0 million, excluding $445,000 reserved for our letters of credit. The Revolving Credit Agreement allows us to borrow, repay and reborrow amounts available under the facility. The amount of the borrowing base is based primarily upon the estimated value of our oil and natural gas reserves. The borrowing base is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. The April 30, 2009 amendment reaffirmed our borrowing base of $230.0 million and changed the funded debt ratio we are required to maintain as described below. If the outstanding principal amount of our loans ever exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the outstanding principal of our loans in an amount equal to the excess. Except for principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.
     As of June 30, 2009, our group of bank lenders included Citibank, N.A., BNP Paribas, Compass Bank, Bank of Scotland plc, Bank of America, N.A., Texas Capital Bank, N.A., Western National Bank and West Texas National Bank. None of the bank lenders held more than 21% of the facility at June 30, 2009.
     Loans made to us under this revolving credit facility bear interest at the base rate of Citibank, N.A. or the “LIBOR” rate, at our election.
     The base rate is generally equal to the sum of (a) Citibank’s “prime rate” as announced by it from time to time plus (b) a margin ranging from zero to 0.50%, the amount of which depends upon the outstanding principal amount of our loan. If the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 0.50%. If the principal amount outstanding is equal to or greater than 50% but less than 75% of the borrowing base, the margin is 0.25%. If the borrowing base usage is less than 50%, there is no margin percent.

(9)

     The LIBOR rate is generally equal to the sum of (a) the rate designated as “British Bankers Association Interest Settlement Rates” and offered in one, two, three, six or twelve month interest periods for deposits of $1.0 million, and (b) a margin ranging from 2.75% to 3.25%, depending upon the outstanding principal amount of our loan. As amended on April 30, 2009, LIBOR margin means if the principal amount outstanding is equal to or greater than 75% of the borrowing base, the margin is 3.25%. If the principal amount outstanding is equal to or greater than 50%, but less than 75% of the borrowing base, the margin is 3.00%. If the principal amount outstanding is less than 50% of the borrowing base, the margin is 2.75%.
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.75%. At June 30, 2009, our base rate, plus the applicable margin, was 4.75% on $225.0 million, the outstanding principal amount of our revolving loan on that same date.
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
     The Revolving Credit Agreement contains customary restrictive covenants, including (i) maintenance of a minimum current ratio, (ii) maintenance of a maximum ratio of funded indebtedness to earnings before interest, income taxes, depreciation, depletion and amortization (“EBITDA”), (iii) maintenance of a minimum net worth, (iv) prohibition of payment of dividends and (v) restrictions on incurrence of additional debt. As amended on April 30, 2009, our ratio of Consolidated Funded Debt to Consolidated EBITDA may not exceed 5.00 to 1.00 during 2009, 4.25 to 1.00 during 2010 or 4.00 to 1.00 during 2011 and thereafter.
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
     In addition to the restrictive covenants contained in the Revolving Credit Agreement, our lenders have the unilateral authority to redetermine the borrowing base at any time they desire to do so. Any such unscheduled redetermination could result in the requirement for us to provide additional collateral or repay any borrowing base deficiency as described above. Although our lenders have not, in the past, initiated an unscheduled borrowing base determination, current economic conditions could cause the lenders to initiate such an unscheduled redetermination.
     As of June 30, 2009 we were in compliance with the covenants in our Revolving Credit Agreement.

(10)

     Senior Notes
     At June 30, 2009, the carrying value of our $150.0 million 10 1/4 % senior notes due 2014, or “senior notes”, was $146.2 million and their estimated fair value is approximately $104.3 million based on market trades at or near June 30, 2009. The senior notes mature on August 1, 2014 and bear interest at 10.25%, per annum on the principal amount. Interest is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on the preceding January 15 and July 15, respectively, and payments commenced on February 1, 2008. Prior to August 1, 2010, we may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 we may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. Generally, the “make-whole” premium is an amount equal to the greater of (a) 1% of the principal amount of the senior notes being redeemed or (b) the excess of the present value of the redemption price of such notes as of August 1, 2011 plus all required interest payments due through August 1, 2011 (computed at a discount rate equal to a specified U.S. “Treasury Rate” plus 50 basis points), over the principal amount of the senior notes being redeemed. If we experience a change of control, we will be required to make an offer to repurchase the senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.
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
     As of June 30, 2009 we were in compliance with the covenants in the Indenture.
     Interest Incurred
     For the six months ended June 30, 2009 and 2008, the aggregate interest incurred under our revolving credit facility and our senior notes was approximately $13.0 million and $10.3 million, respectively. Deferred financing costs and note discount amortization were approximately $588,000 and $621,000 and capitalized interest was approximately $1.0 million and $44,000 for the six months ended June 30, 2009 and 2008, respectively.

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

(11)

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
     As non-operator, we do not control the timing of investment in the Barnett Shale gas project. For this reason, we entered into the farmout agreement. The farmout agreement had minimal effect on our proved reserves as of June 30, 2009 and December 31, 2008.
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
     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including a portion of our overhead, are capitalized. In the six months ended June 30, 2009 and 2008, overhead costs capitalized were approximately $680,000 and $842,000, respectively.
     We have recognized an impairment of approximately $30.4 million during the six months ended June 30, 2009. We did not recognize an impairment in the quarter ended June 30, 2009 or in the six months ended June 30, 2008. We cannot assure you that we will not experience further impairments in the future.

(12)

     The following table reflects capitalized costs related to the oil and natural gas properties as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	($ in thousands)

Proved properties	$752,630	$741,520
Unproved properties, not subject to depletion	136,046	137,202

	888,676	878,722
Accumulated depletion (1)	(530,596)	(488,168)

	$358,080	$390,554

(1)	Includes $30.4 million and $300.5 million impairment of oil and natural gas properties for the periods ending June 30, 2009 and December 31, 2008, respectively.

NOTE 5.	OTHER ASSETS
     Below are the components of other assets as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	($ in thousands)

Revolving credit facility deferred financing costs, net	$1,813	$1,306
Senior notes deferred financing costs, net	1,304	1,432
Other	195	828

	$3,312	$3,566

NOTE 6.	OTHER ACCRUED LIABILITIES
     Below are the components of other accrued liabilities as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	($ in thousands)

Revenue payable to joint interest and royalty owners	$6,675	$8,004
Accrued capital expenditures	1,566	9,275
Accrued lease operating expense	1,856	2,223
Accrued ad valorem taxes	2,038	150
Other	2,288	2,128

	$14,423	$21,780

(13)

NOTE 7.	ASSET RETIREMENT OBLIGATIONS
     The following table summarizes our asset retirement obligation transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)

Beginning asset retirement obligation	$11,429	$5,802	$11,379	$4,937
Additions related to new properties	6	554	121	706
Revisions in estimated cash flows	(1,643)	(851)	(1,715)	(209)
Deletions related to property disposals	(3)	(3)	(206)	(15)
Accretion expense	215	104	425	187

Ending asset retirement obligation	$10,004	$5,606	$10,004	$5,606

     The adoption of FAS 157 on non-financial assets and liabilities related to our asset retirement obligations had an immaterial impact on our balance sheet as of June 30, 2009 and our results of operations for the three and six months ended June 30, 2009. Our asset retirement obligation is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs and well life. The inputs are calculated based on historical data as well as current estimated costs.

NOTE 8.	DERIVATIVE INSTRUMENTS
     General
     We enter into derivative contracts to provide a measure of stability in the cash flows associated with our oil and natural gas production and interest rate payments and to manage exposure to commodity price volatility and interest rate risk. Our objective is to lock in a range of oil and natural gas prices and to limit variability in our cash interest payments. In addition, our revolving credit facility requires us to maintain derivative financial instruments which limit our exposure to fluctuating commodity prices covering at least 50% of our estimated monthly production of oil and natural gas extending 24 months into the future.
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

(14)

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
     The tables below provide the fair values of the derivative instruments and their gains and losses located on the Balance Sheet and Statement of Operations as of June 30, 2009.
Fair Values of Derivative Instruments on the Balance Sheet
Derivatives not Designated as Hedging Instruments under Statement 133

	As of
	June 30, 2009	December 31, 2008
	($ in thousands)

Derivative Asset
Gas swaps	$210	$—
Gas collars	5,418	6,611
Oil collars	1,660	13,480
Oil puts	10,153	16,655
Derviative Obligation
Interest rate swaps	(6,616)	(8,051)
Gas collars	(1,475)	—
Oil collars	(1,687)	(89)

Net derivative asset	$7,663	$28,606

The Effect of Derivative Instruments on the Statement of Operations
Derivatives not Designated as Hedging Instruments under Statement 133(1)

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	($ in thousands)		($ in thousands)

Interest rate swaps	$457	$1,407	$(23)	$(695)
Gas collars	(1,040)	(9,147)	3,482	(13,712)
Gas swaps	175	—	537	—
Oil swaps	—	(11,847)	—	(14,886)
Oil collars	(8,983)	(51,597)	(7,652)	(63,777)
Oil puts	(3,895)	(425)	(3,865)	(425)

Total loss on derivatives	$(13,286)	$(71,609)	$(7,521)	$(93,495)

(1)	All changes in the “mark-to-market” valuation of our derivatives are recorded on the Statement of Operations under the line item “Loss on derivatives not classified as hedges”.

(15)

     Adoption of SFAS No. 157
     We adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008 for all financial assets and liabilities. Beginning January 1, 2009, we also applied SFAS No. 157 to non-financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining the fair value of its derivative contracts the Company evaluates its counterparty and third party service provider valuations and adjusts for credit risk when appropriate. We use historical prices for volatility assumptions, future market prices and treasury rates as inputs to value the oil, natural gas and interest rate derivatives. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires that fair value measurements be classified and disclosed in one of the following categories:
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

(16)

     The following table summarizes the valuation of our derivative financial assets (liabilities) by SFAS No. 157 valuation levels as of June 30, 2009 (in thousands):

	Quoted Prices in
	Active Markets
	for Identical	Other Observable	Unobservable	Fair Value at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	June 30, 2009
Interest swaps	$—	$(6,616)	$—	$(6,616)
Gas swaps	$—	$210	$—	$210
Oil puts	$—	$—	$10,153	$10,153
Oil & gas collars	$—	$—	$3,916	$3,916

	$—	$(6,406)	$14,069	$7,663

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
     The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Derivative	Derivative	Derivative	Derivative
	Collars	Puts	Collars	Puts
Beginning balance	$18,887	$15,160	$20,002	$16,656
Total losses	(10,024)	(3,904)	(4,170)	(3,867)
Settlements(1)	(4,947)	(1,103)	(11,916)	(2,636)
Purchases	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—

Balance at end of period	$3,916	$10,153	$3,916	$10,153

Change in unrealized losses included in earnings relating to derivatives still held as of June 30, 2009(2)	$(14,971)	$(5,007)	$(16,086)	(6,503)

(1)	Put premiums were netted from the settlement receipts of $161,000 for the three months ended June 30, 2009 and $320,000 for the six months ended June 30, 2009.

(2)	Losses (realized and unrealized) are included in earnings and are reported in “Loss on derivatives not classified as hedges” in the Statement of Operations.
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

(17)

and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within our financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
Interest Rate Sensitivity
     We have entered into interest rate swap contracts with BNP Paribas and Citibank, N.A. (the “counterparties”) which are intended to have the effect of converting variable rate interest payments required to be made on our Revolving Credit Agreement to fixed interest rates for the periods covered by the swaps. Under terms of these swap contracts, in periods during which the fixed interest rate stated in the swap contract exceeds the variable rate (which is based on a 90-day LIBOR rate) we pay to the counterparties an amount determined by applying this excess fixed rate to the notional amount of the contract. In periods when the variable rate exceeds the fixed rate stated in the swap contracts, the counterparties pay an amount to us determined by applying the excess of the variable rate over the stated fixed rate to the notional amount of the contract. These contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. We have historically viewed these contracts as additional protection against future interest rate volatility. As of June 30, 2009, the fair market value of these interest rate swaps was a liability of approximately $6.6 million.
     The table below recaps the terms of these interest rate swaps and the fair market value of these contracts as of June 30, 2009.

	Notional	Weighted Average	Estimated
Period of Time	Amounts	Fixed Interest Rates	Fair Market Value
	($ in millions)		($ in thousands)
July 1, 2009 through December 31, 2009	$100	4.22%	$(1,798)
January 1, 2010 through October 31, 2010	$100	4.71%	(2,777)
November 1, 2010 through December 31, 2010	$50	4.26%	(237)
January 1, 2011 through December 31, 2011	$100	4.67%	(1,804)

Total Fair Market Value			$(6,616)

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
     In June 2008, we entered into multiple put contracts with BNP Paribas and in October 2008 we entered into a put contract with Citibank, N.A. In lieu of making premium payments for the puts at the time of entering into our put contracts, we deferred payment until the settlement dates of the contracts. Future premium payments will be netted against any payments that the counterparty may owe to us based on the floating price. Due to the deferral of the premium payments, we will pay a total amount of premiums of $4.68 million which is $491,000 greater than if the premiums had been paid at the time of entering into the contracts. The $491,000 difference is recorded as a discount to the put premium obligations and recognized as interest expense over the terms of the contracts using the effective interest method. Through June 30, 2009, we had accrued approximately $183,000 of interest expense and settled premiums of approximately $320,000. Accordingly, the recorded balance of the put premium obligations at June 30, 2009 is approximately $4.1 million.

(18)

     A summary of our put positions at June 30, 2009 is as follows:

			Estimated
	Barrels of		Fair Market
Period of Time	Oil	Floor	Value
			($ in thousands)

July 1, 2009 through December 31, 2009	55,200	$100.00	$1,575
January 1, 2010 through December 31, 2010	280,100	$84.36	4,709
January 1, 2011 through December 31, 2011	146,000	$100.00	3,869

Total Fair Market Value			$10,153

     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.
     On April 8, 2009, we executed a natural gas costless collar trade for 2,000 MMBtu/day (WAHA) for calendar year 2010 with a floor of $4.70 and a ceiling of $5.65 with a total volume of 730,000 MMBtu. We also executed a second natural gas costless collar trade for 5,000 MMBtu/day (WAHA) for the three months of October, November and December 2009 with a floor of $3.60 and a ceiling of $4.10 with a total volume of 460,000 MMBtu.
     On June 15, 2009, we executed an oil costless collar trade for 700 Bbl/day oil (WTI-NYMEX) for calendar year 2011 with a floor of $70.00 and a ceiling of $94.25 with a total volume of 255,500 Bbl. We also executed a second oil costless collar trade for 1,000 Bbl/day oil (WTI-NYMEX) for calendar 2012 with a floor of $70.00 and a ceiling of $101.50 with a total volume of 366,000 Bbl.
     A summary of our collar positions at June 30, 2009 is as follows:

				Estimated
	Barrels of	NYMEX Oil Prices		Fair Market
Period of Time	Oil	Floor	Ceiling	Value
				($ in thousands)

July 1, 2009 through December 31, 2009	386,400	$65.71	$82.93	$417
January 1, 2010 through October 31, 2010	486,400	$63.44	$78.26	(1,503)
January 1, 2011 through December 31, 2011	255,500	$70.00	$94.50	424
January 1, 2012 through December 31, 2012	366,000	$70.00	$101.50	634

	MMBtu of	WAHA Gas Prices
	Natural Gas	Floor	Ceiling

July 1, 2009 through December 31, 2009	2,116,000	$6.30	$8.66	5,246
January 1, 2010 through December 31, 2010	4,380,000	$4.74	$5.86	(1,302)

Total Fair Market Value				$3,916

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

(19)

     A recap for the period of time, MMBtu quantities and swap prices are as follows:

			Estimated
	MMBtu of	WAHA	Fair Market
Period of Time	Natural Gas	Swap Price	Value
			($ in thousands)

July 1, 2009 through September 30, 2009	460,000	$3.91	$210

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
     The following table provides the computation of basic and diluted loss per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic EPS Computation:
Numerator-
Net loss	$(9,640)	$(29,205)	$(30,001)	$(31,945)

Denominator-
Weighted average common shares outstanding	41,597	41,446	41,597	41,359

Basic EPS:
Net loss per share	$(0.23)	$(0.70)	$(0.72)	$(0.77)

Diluted EPS Computation:
Numerator-
Net loss	$(9,640)	$(29,205)	$(30,001)	$(31,945)

Denominator-
Weighted average common shares outstanding	41,597	41,446	41,597	41,359
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average common shares for diluted earnings per share assuming conversion	41,597	41,446	41,597	41,359

Diluted EPS:
Net loss per share	$(0.23)	$(0.70)	$(0.72)	$(0.77)

     For the three and six months ended June 30, 2009 and 2008, the effects of all potentially dilutive securities (including options and warrants) were excluded from the computation of diluted earnings per share because we had a net loss and, therefore, the effect would have been anti-dilutive. There were no options excluded from the computation of diluted earnings per share for the three months ended June 30, 2009. For the three months ended June 30, 2008, options and warrants to purchase 370,000 shares of common stock were excluded from the computation of diluted earnings per share. There were no options

(20)

excluded from the computation of diluted earnings per share for the six months ended June 30, 2009. For the six months ended June 30, 2008, options and warrants to purchase 429,000 shares of common stock were excluded from the computation of diluted earnings per share.
NOTE 10. RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year 2009. The adoption of SFAS 141(R) effective January 1, 2009 has had no effect on our financial position or results of operations as we have made no acquisitions during the six months ended June 30, 2009. However, the impact, if any, will depend on the nature and size of business combinations we consummate thereafter.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide expanded disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We applied SFAS 161 beginning January 1, 2009. The adoption of SFAS No. 161 has not had an impact on our financial position or results of operations.
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

(21)

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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events ” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement shall be effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS 165 beginning June 30, 2009 and the adoption did not have a material impact on our financial position or results of operations. The date through which subsequent events have been evaluated is August 4, 2009, the date on which we filed our Form 10-Q with the Securities and Exchange Commission.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification

(22)

TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”) which establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded, except as noted within the SFAS 168. Concurrently, all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.
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
     We received a Notice of Proposed Adjustment from the Internal Revenue Service, or the “Service” in May 2007 advising us of proposed adjustments to federal income tax of approximately $2.0 million for the years 2004 and 2005. Subsequent discussions with the Service placed the issues contested in a development status. In November 2007, the Service issued a letter on the matter giving us 30 days to agree or disagree with a final examination report. The final examination report reflected revisions of the previous proposed adjustments resulting in a reduced $1.1 million of additional income tax and interest charges. The decrease in proposed tax was the result of information supplied by us to the examiner as well as discussions of the applicable tax statutes and regulations. In December 2007, we filed a protest documenting our complete disagreement with the adjustments proposed on the final examination report and requested a conference with the appeals office of the Service. The examination office of the Service

(23)

filed a response to our protest in February 2008 with the appeals office. In the response the additional tax was further reduced by the examination office to $720,000. In June and November of 2008, our representatives met with the Service’s Appeals Officer to review specific issues related to the alternative minimum tax items in dispute. During these meetings we submitted supplements to our initial protest in further support of our position. On May 27, 2009 we received a written proposal from the Service under which we would not owe any additional taxes or interest for the years 2004 and 2005, but which would require us to reduce future alternative minimum tax net operating losses by approximately $18.6 million. We have accepted this offer and are awaiting final notification from the Service that this matter is closed. This reduction has no direct impact on our earnings, but could accelerate the timing of future tax payments.
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
     Effective January 1, 2005, we established a 401(k) Plan and Trust for eligible employees. For the three months ended June 30, 2009 and 2008, we made contributions to the 401(k) Plan and Trust of approximately $85,000 and $77,000, respectively. For the six months ended June 30, 2009 and 2008, we made contributions to the 401(k) Plan and Trust of approximately $172,000 and $152,000, respectively.
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
     As described in Note 4-“Oil and Natural Gas Properties”, we entered into a farmout agreement with Chesapeake Energy Corporation which will allow us to conserve cash and more importantly direct efforts in areas in which we believe have a greater rate of return for the Company. The majority of the remaining planned CAPEX spending for 2009 will be on our operated properties where we can control the timing and pace of this spending. If prices continue to deteriorate, we will be able to defer planned spending until prices increase and/or service costs decrease to support these projects. Under our current budget and with existing prices, we anticipate that all spending will be supported by operating cash flow generated by our expected production and by settlements of our derivative contracts. However, if we

(24)

determine that operating cash flow and derivative settlements will not support our spending, we will be able to alter our budget so that we retain our financial and operational flexibility in the existing adverse market environment.
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
     Use of Horizontal Drilling and Fracture Stimulation Activities in Gas Resource Plays. We believe the use of horizontal drilling and fracture stimulations has enabled us to develop reserves economically, such as our Barnett Shale and Wolfcamp Carbonate gas projects. We also believe our expertise in utilizing this technology will create additional opportunities in our current projects as well as future opportunities in other resource plays. While we believe we can find oil and natural gas reserves more effectively using this technology, under the current economic environment, our capital resources can be better utilized elsewhere. We will continue to use this technology as natural gas prices and overall market conditions dictate.
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

(25)

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
     Significant changes in the prices we receive for the oil and natural gas we produce, or the occurrence of unanticipated events beyond our control, such as the recent and dramatic downturn in the financial markets, can cause us to defer or deviate from our business strategy, including the amounts we have budgeted for our activities. See “-Trends and Outlook” below.
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

(26)

•	cash flow from operations;

•	sales of our equity and debt securities;

•	bank borrowings; and

•	industry joint ventures.
     Overall, decreases in the average sales price of crude oil and natural gas is the most significant factor affecting operating performance. Our average price received for crude oil during the three months ended June 30, 2009 (the “Current Quarter”) was $55.57/Bbl versus $119.42/Bbl in the three months ended June 30, 2008 (the “Comparable Quarter”). Our average price received for natural gas in the Current Quarter was $2.78/Mcf versus $9.95/Mcf for the Comparable Quarter. Oil and natural gas sales revenue is down 65% when comparing the Current Quarter to the Comparable Quarter. The reduction in pricing accounts for approximately 87% of this reduction while volume decreases accounted for the remaining 13%. During the same time, operating costs and expenses were down 38%. A substantial portion of this reduction was due to a decrease in our depreciation, depletion and amortization costs. This was a direct result of our impairments which we incurred at year end 2008 and at the end of the prior quarter. For more information regarding prices received and operating results, you should refer to the selected operating data table under “-Results of Operations” on page 28.
     Our average price received for crude oil during the six months ended June 30, 2009 (the “Current Period”) was $45.79/Bbl versus $106.32/Bbl in the six months ended June 30, 2008 (the “Comparable Period”). Our average price received for natural gas in the Current Period was $3.21/Mcf versus $8.90/Mcf for the Comparable Period. Oil and natural gas sales revenue was down 62% when comparing the Current Period to the Comparable Period. The reduction in pricing accounts for approximately 92% of this reduction while volume decreases accounted for just 8%. During the same time, operating costs and expenses were down 25%, excluding the impact of the $30.4 million impairment write down we made in the quarter ended March 31, 2009. A substantial portion of this reduction was due to a decrease in our depreciation, depletion and amortization costs. This was a direct result of our impairments which we incurred at year end 2008 and at the end of the prior quarter. For more information regarding prices received and operating results, you should refer to the selected operating data table under “-Results of Operations” on page 28.
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

(27)

Results of Operations
     Our business activities are characterized by frequent, and sometimes significant, changes in our:
•	reserve base;

•	sources of production;

•	product mix (gas versus oil volumes); and

•	the prices we receive for our oil and natural gas production.
     Year-to-year or other periodic comparisons of the results of our operations can be difficult and may not fully and accurately describe our condition.
     The following table shows selected operating data for each of the three and six months ended June 30, 2009 and June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per unit data)

Production Volumes:
Oil (Bbls)	248	237	500	484
Natural gas (Mcf)	2,196	2,790	4,725	5,452
BOE(1)	614	702	1,288	1,393
BOE per day	6.7	7.7	7.1	7.7

Sales Prices:
Oil (per Bbl)	$55.57	$119.42	$45.79	$106.32
Natural gas (per Mcf)	$2.78	$9.95	$3.21	$8.90
BOE price	$32.37	$79.86	$29.58	$71.80

Operating Revenues:
Oil	$13,758	$28,322	$22,905	$51,491
Natural gas	6,103	27,753	15,185	48,525

	$19,861	$56,075	$38,090	$100,016

Operating Expenses:
Lease operating expense	$5,541	$7,254	$13,627	$14,233
Production taxes	761	2,996	1,334	5,285
General and administrative	3,281	3,265	6,714	5,833
Depreciation, depletion and amortization	5,398	10,483	12,179	19,835
Impairment of oil and natural gas properties	—	—	30,426	—

	$14,981	$23,998	$64,280	$45,186

Operating income (loss)	$4,880	$32,077	$(26,190)	$54,830

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(28)

RESULTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008:
     Percentages of our oil and natural gas revenues and production, by product, are displayed in the following table for the Current Quarter and Comparable Quarter.
Oil and Gas Revenues

	Revenues		Production
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
Oil (Bbls)	69%	51%	40%	34%
Natural gas (Mcf)	31%	49%	60%	66%

Total	100%	100%	100%	100%

     The following table shows our production volumes, product sales prices and operating revenues for the indicated periods.

	Three Months Ended June 30,			Percentage
	2009	2008	Change	Change
	(in thousands except per unit data)
Production Volumes:
Oil (Bbls)	248	237	11	5%
Natural gas (Mcf)	2,196	2,790	(594)	(21)%
BOE (1)	614	702	(88)	(13)%
BOE/Day	6.7	7.7	(1.0)	(13)%

Sales Price:
Oil (per Bbl)	$55.57	$119.42	$(63.85)	(53)%
Natural gas (per Mcf)	$2.78	$9.95	$(7.17)	(72)%
BOE price	$32.37	$79.86	$(47.49)	(59)%

Operating Revenues:
Oil	$13,758	$28,322	$(14,564)	(51)%
Natural gas	6,103	27,753	(21,650)	(78)%

Total	$19,861	$56,075	$(36,214)	(65)%

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.
Oil revenues
     Average wellhead realized crude oil prices decreased $63.85 per Bbl, or 53%, to $55.57 per Bbl in the Current Quarter, over the Comparable Quarter. This price decrease resulted in decreased revenues by approximately $15.8 million for the Current Quarter, as compared to the Comparable Quarter. Oil production increased by approximately 11,000 Bbls due primarily to new wells and the additional interest the Diamond M acquired in the second quarter of 2008, where volumes increased approximately 28,000 Bbls in the Current Quarter. This increase was partially offset with natural declines in the Andrews, Texas area. The increase in production partially offset the revenue decline due to sales price decreases by approximately $1.3 million in the Current Quarter over the Comparable Quarter.
Natural gas revenues
     Average realized wellhead natural gas prices decreased $7.17 per Mcf, or 72%, to $2.78 per Mcf in the Current Quarter, over the Comparable Quarter. This price decrease accounted for a decrease in

(29)

revenue of approximately $15.7 million. Natural gas production decreased by approximately 594,000 Mcf primarily due to declines in the Barnett Shale area caused by a production pad shut-in along with natural declines in the New Mexico Wolfcamp and south Texas areas. These production declines were partially offset by new wells added in our Barnett Shale and New Mexico Wolfcamp areas and increased sales in the Diamond M area associated with the additional interest we acquired in 2008. In addition, the overall decrease in natural gas volumes decreased revenue approximately $5.9 million for the Current Quarter as compared to the Comparable Quarter.
Cost and Expenses

	Three months ended June 30,			Percentage
	2009	2008	Change	Change
	($ in thousands)

Lease operating expense	$5,541	$7,254	$(1,713)	(24)%
Production taxes	761	2,996	(2,235)	(75)%
General and administrative	3,281	3,265	16	0%
Depreciation, depletion and amortization	5,398	10,483	(5,085)	(49)%

Total	$14,981	$23,998	$(9,017)	(38)%

Lease operating expense
     Lease operating expense decreased approximately $1.7 million, or 24%, to $5.5 million during the Current Quarter, compared to $7.2 million for the Comparable Quarter. Lease operating expense per BOE decreased to $9.03 for the Current Quarter, compared to $10.33 per BOE in the Comparable Quarter. The decrease in costs is primarily due to an overall reduction in well and lease repairs as well as lower workover expenses. This cost reduction resulted from our efforts to reduce costs across the board in response to the market downturn and a decline in vendor pricing. In addition, water disposal costs associated with our Barnett Shale and New Mexico Wolfcamp areas are down approximately $326,000 due to a reduction of new wells coming on line in the Current Quarter versus the Comparable Quarter. Additionally, we realized an approximate $100,000 cost reduction in the gathering, transportation and treating costs associated with the Hagerman Gas Gathering System.
Production taxes
     Production taxes decreased $2.2 million for the Current Quarter, as compared to the Comparable Quarter. Production taxes were 3.8% of revenue for the Current Quarter compared to 5.3% of revenue for the Comparable Quarter. The decrease in production taxes is primarily due to lower tax values resulting from lower prices. Production tax rates are also lower in the Fullerton and Barnett Shale areas resulting from refunds and tax abatements granted by state regulatory agencies. Production taxes in future periods will be a function of product mix, production volumes, product prices and tax rates.
General and administrative
     General and administrative expenses in the Current Quarter increased slightly by $16,000 over the Comparable Quarter. This increase was primarily caused by increases of non-cash items in stock based compensation expenses of $318,000 and a reduction in the amount of expenses we capitalized of $198,000. These increases were almost entirely offset with reductions across the board with our effort to reduce costs. On a BOE basis, general and administrative costs were $5.35 per BOE in the Current Quarter, as compared to $4.65 per BOE in the Comparable Quarter. The increase on a per BOE basis was due to the increases of non cash items as well as volumetric decreases.

(30)

Depreciation, depletion and amortization
     Depreciation depletion and amortization expense decreased 49%, or $5.1 million, in the Current Quarter, over the Comparable Quarter. Total depreciation, depletion and amortization per BOE was $8.79 for the Current Quarter and $14.93 for the Comparable Quarter. This decrease is primarily a result of the impairment write down which we made at the end of the year in 2008 and at the end of the quarter ended March 31, 2009. The rate at which we depreciate our oil and gas properties is dependent on our remaining oil and gas depletable cost base, anticipated future drilling and development costs and our reserve volumes.
Other income (expense)

	Three months ended June 30,			Percentage
	2009	2008	Change	Change
	($ in thousands)

Loss on derivatives not classified as hedges	$(13,286)	$(71,609)	$58,323	81%
Interest and other income	30	32	(2)	(6)%
Interest expense, net of capitalized interest	(6,360)	(5,368)	(992)	(18)%
Other expense	(5)	(1)	(4)	(400)%
Equity in gain of pipeline venture and gathering system ventures	—	165	(165)	(100)%

Total	$(19,621)	$(76,781)	$57,160	(74)%

Loss on derivatives not classified as hedges
     We recorded a loss of $(13.3) million in the Current Quarter for derivatives not classified as hedges, as compared to a loss of $(71.6) million for the Comparable Quarter. Of these amounts, we had a gain of $457,000 in the Current Quarter for changes in fair market value in our interest rate swaps, versus a gain of $1.4 million in the Comparable Quarter. For our natural gas derivative contracts, we had a loss of $(865,000) in the Current Quarter, versus a loss of $(9.1) million for the Comparable Quarter. For our crude oil derivative contracts we had a loss of $(12.9) million in the Current Quarter, versus a loss of $(63.9) million in the Comparable Quarter. The primary reason for the differences in the performance in our commodity derivative contracts was the due to a smaller increase in oil prices from the beginning of the Current Quarter to the end of the Current Quarter versus the same time period in the Comparable Quarter. See Note 8-“Derivative Instruments”.
Interest expense
     Interest expense increased approximately $992,000. The Current Quarter is higher primarily due to higher average outstanding debt balances over the Comparable Quarter. Partially offsetting the increase in interest expense, our weighted average interest rate decreased to 6.96% for the Current Quarter, from 8.33% for the Comparable Quarter. Additionally, capitalized interest for the Current Quarter was approximately $519,000 and $19,000 for the Comparable Quarter.
Equity in gain of pipelines and gathering system ventures
     For the Current Quarter we recorded a loss of less than $(1,000) compared to a gain of $165,000 in the Comparable Quarter for our equity investments. This change is primarily due to the acquisition in June 2008, of all the assets of the Hagerman Gas Gathering System Joint Venture. The results of operations of the Hagerman Gas Gathering System are now included in our operating income and not as an equity gain / loss item in our Statement of Operations. The current quarter activity is associated with our one remaining equity investment in West Fork Pipeline II, LP.

(31)

Income taxes, deferred
     Income tax benefit was approximately $5.1 million in the Current Quarter, as compared to approximately $15.5 million in the Comparable Quarter. Income tax expense for 2009 will be dependent on our earnings (loss) and is expected to be approximately 35% of income (loss) before income taxes.
Basic and diluted net loss
     We had basic and diluted net loss per share of $(0.23) and $(0.70) for the Current Quarter and the Comparable Quarter, respectively. Basic and diluted weighted average common shares outstanding increased from 41.4 million shares in the Comparable Quarter to 41.6 million shares in the Current Quarter. The increase in common shares was due to the exercise in 2008 of employee stock options and publicly held warrants.
RESULTS OF OPERATIONS
For the Six Months Ended June 30, 2009 and 2008:
     Our oil and natural gas revenues and production product mix are displayed in the following table for the Current and Comparable Periods.
Oil and Gas Revenues

	Revenues		Production
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Oil (Bbls)	60%	51%	39%	35%
Natural gas (Mcf)	40%	49%	61%	65%

Total	100%	100%	100%	100%

     The following table shows our production volumes, product sales prices and operating revenues for the indicated periods.

	Six Months Ended June 30,			Percentage
	2009	2008	Change	Change
	(in thousands except per unit data)
Production Volumes:
Oil (Bbls)	500	484	16	3%
Natural gas (Mcf)	4,725	5,452	(727)	(13)%
BOE (1)	1,288	1,393	(105)	(8)%
BOE/Day	7.1	7.7	(0.6)	(8)%

Sales Price:
Oil (per Bbl)	$45.79	$106.32	$(60.53)	(57)%
Natural gas (per Mcf)	$3.21	$8.90	$(5.69)	(64)%
BOE price	$29.58	$71.80	$(42.22)	(59)%

Operating Revenues:
Oil	$22,905	$51,491	$(28,586)	(56)%
Natural gas	15,185	48,525	(33,340)	(69)%

Total	$38,090	$100,016	$(61,926)	(62)%

(1)	A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

(32)

Oil revenues
     Average wellhead realized crude oil prices decreased $60.53 per Bbl, or 57%, to $45.79 per Bbl in the Current Period, over the Comparable Period. This price decrease resulted in decreased revenues by approximately $30.3 million for the Current Period, as compared to the Comparable Period. Oil production increased by approximately 16,000 Bbls due primarily to new wells and the additional interest acquired in the Diamond M area, where volumes increased approximately 57,000 Bbls in the Current Period. This increase was partially offset with natural declines in the Andrews and Fullerton areas. The increase in production partially offset the revenue decrease due to sales price decreases by approximately $1.7 million in the Current Period over the Comparable Period.
Natural gas revenues
     Average realized wellhead natural gas prices decreased $5.69 per Mcf, or 64%, to $3.21 per Mcf in the Current Period, over the Comparable Period. This price decrease accounted for a decrease in revenue of approximately $26.9 million. Natural gas production decreased by approximately 727,000 Mcf primarily due to declines in the Barnett Shale area caused by a production pad shut-in partially offset by new wells added in our Barnett Shale and New Mexico Wolfcamp areas and natural declines in the south Texas area and increased sales in the Diamond M area due to our acquisition in 2008. In addition, the overall decrease in natural gas volumes decreased revenue approximately $6.4 million for the Current Period as compared to the Comparable Period.
Cost and Expenses

	Six months ended June 30,			Percentage
	2009	2008	Change	Change
	($ in thousands)

Lease operating expense	$13,627	$14,233	$(606)	(4)%
Production taxes	1,334	5,285	(3,951)	(75)%
General and administrative	6,714	5,833	881	15%
Depreciation, depletion and amortization	12,179	19,835	(7,656)	(39)%
Impairment of oil and natural gas properties	30,426	—	30,426	N/A

Total	$64,280	$45,186	$19,094	42%

Lease operating expense
     Lease operating expense decreased approximately $606,000 or 4%, to $13.6 million during the Current Period compared to $14.2 million for the Comparable Period. Lease operating expense per BOE increased to $10.58 for the Current Period compared to $10.22 for the Comparable Period. This reduction is due primarily in reductions in well repairs and expense workovers in the Fullerton where these costs have reduced approximately $985,000. In addition we have seen an overall reduction in lease operating expenses across the board in our effort to reduce costs as well as a decline in vendor pricing. These cost reductions were partially offset with increases in lease operating costs in the Diamond M area as a result of the additional interest we acquired in late June 2008.
Production taxes
     Production taxes decreased $4.0 million for the Current Period, as compared to the Comparable Period. Production taxes were 3.5% of revenue for the Current Period compared to 5.3% of revenue for the Comparable Period. The decrease in production taxes is primarily due to lower tax values resulting from lower prices. Production tax rates are also lower in the Fullerton and Barnett Shale areas resulting from tax refunds and abatements granted by state regulatory agencies. Production taxes in future periods will be a function of product mix, production volumes, product prices and tax rates.

(33)

General and administrative
     General and administrative expenses increased by $881,000 for the Current Period, over the Comparable Period. This increase was primarily caused by increases in non-cash items of stock based compensation expenses of $782,000 and a reduction in the amount of expenses we capitalized of $162,000. On a BOE basis, general and administrative costs were $5.21 per BOE in the Current Period, as compared to $4.19 per BOE in the Comparable Period.
Depreciation, depletion and amortization
     Depreciation depletion and amortization expense decreased 39%, or $7.7 million, in the Current Period, over the Comparable Period. Total depreciation, depletion and amortization per BOE was $9.46 for the Current Period and $14.24 for the Comparable Period. This decrease is primarily a result of the impairment write down which we made at the end of the year in 2008 and at the end of the previous quarter end March 31, 2009. The rate at which we depreciate our oil and gas properties is dependent on our remaining oil and gas depletable cost base, anticipated future drilling and development costs and our reserve volumes.
Impairment of oil and natural gas properties
     We recorded a $30.4 million write down in our full cost pool oil and gas property base at the end of the first quarter of the Current Period. This write down was primarily the result of declining natural gas prices during the first three months of the Current Period. The natural gas price that was used for our March 31, 2009 reserve study was $3.605/MMBtu. For our December 31, 2008 reserve study the price was $5.620/MMBtu. The crude oil price that we used for our March 31, 2009 reserve study was $49.66/Bbl, slightly above the $44.60/Bbl used for the December 31, 2008 reserve study. For our June 30, 2009 reserve study we used a price of $3.710/MMBtu for our natural gas and $69.89/Bbl for our crude oil and no impairment was necessary. We cannot make any assurances where natural gas prices and crude oil prices will be in the future, but if they decline back to or below the March 31, 2009 levels, we may experience additional impairment write downs.
Other income (expense)

	Six months ended June 30,			Percentage
	2009	2008	Change	Change
	($ in thousands)

Loss on derivatives not classified as hedges	$(7,521)	$(93,495)	$85,974	92%
Interest and other income	99	65	34	52%
Interest expense, net of capitalized interest	(12,690)	(10,886)	(1,804)	(17)%
Other expense	(5)	(1)	(4)	(400)%
Equity in gain of pipeline venture and gathering system ventures	1	382	(381)	(100)%

Total	$(20,116)	$(103,935)	$83,819	(81)%

Loss on derivatives not classified as hedges
     We recorded a loss of $(7.5) million in the Current Period for derivatives not classified as hedges as compared to a loss of $(93.5) million for the Comparable Period. Of these amounts, we had a loss of $(23,000) in the Current Period for changes in fair market value in our interest rate swaps versus a loss of $(695,000) in the Comparable Period. For our natural gas derivative contracts, we had a gain of $4.0 million in the Current Period versus a loss of $(13.7) million for the Comparable Period. For our crude oil derivative contracts we had a loss of $(11.5) million in the Current Period versus a loss of $(79.1) million in the Comparable Period. The primary reason for the differences in the performance in our commodity derivative contracts was due to a smaller increase in oil prices from the beginning of the Current Period to the end of the Current Period versus the same time period in the Comparable Period.

(34)

See Note 8-“Derivative Instruments”.
Interest expense
     Interest expense increased approximately $1.8 million. The Current Period is higher primarily due to higher average outstanding debt balances over the Comparable Period. Partially offsetting the increase in interest expense, our weighted average interest rate decreased to 6.99% for the Current Period, from 8.78% for the Comparable Period. Also partially offsetting the increase to interest expense, capitalized interest for the Current Period was approximately $1.0 million and $44,000 for the Comparable Period.
Equity in gain of pipelines and gathering system ventures
     For the Current Period we recorded a gain of $1,000 compared to a gain of $382,000 in the Comparable Period for our equity investments. This change is primarily due to the treatment of the Hagerman Gas Gathering System Joint Venture. In June 2008, we acquired all of the assets of the Hagerman Gas Gathering System Joint Venture. The results of operations of the Hagerman Gas Gathering System are now included in our operating income and not as an equity gain / loss item in our Statement of Operations. We have one remaining equity investment in West Fork Pipeline II, LP.
Income taxes, deferred
     Income tax benefit was approximately $16.3 million in the Current Period, as compared to approximately $17.2 million in the Comparable Period. Income tax expense for 2009 will be dependent on our earnings (loss) and is expected to be approximately 35% of income (loss) before income taxes.
Basic and diluted net loss
     We had basic and diluted net loss per share of $(0.72) and $(0.77) for the Current Period and the Comparable Period, respectively. Basic and diluted weighted average common shares outstanding increased from 41.4 million shares in the Comparable Period to 41.6 million shares in the Current Period. The increase in common shares was due to the exercise in 2008 of employee stock options and publicly held warrants.
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
     Working capital decreased approximately $3.5 million as of June 30, 2009 compared with December 31, 2008. Current assets exceeded current liabilities by $25.1 million at June 30, 2009. The working capital decrease was due primarily to a decrease in asset value associated with crude oil derivatives. This reduction in value of approximately $13.8 million is as a result of higher future prices for crude oil. Cash and cash equivalents decreased by $7.5 million as of the result of paying down outstanding accounts payable. Accounts receivables associated with oil and gas sales are down $3.3 million. Of this amount, $3.5 million is associated with natural gas price declines as well as production declines associated with natural gas. The working capital declines were partially offsets with working capital increases in other areas. In particular, our accounts payable trade accounts were reduced by $11.4 million and accrued liabilities for capital activities were reduced by $7.4 million. These reductions are

(35)

due to the reduction of capital spending projects through the farmout agreement with Chesapeake and the reduction in spending on capital projects in our other producing areas. Please see Note 4-“Oil and Natural Gas Properties” for additional information on the farmout agreement.
     We maintain our cash in bank deposit and brokerage accounts which, at times, may exceed federally insured limits. As of June 30, 2009, accounts were guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 and, at that same date, we had deposits in excess of the FDIC and SIPC limits in the amount of $13.9 million. In addition we had short—term investments in United States Treasury bills of $5.0 million at June 30, 2009.
     Cash provided by operating activities decreased by $70.4 million in the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. Operating income is different from cash provided by operating activities as operating income includes certain non-cash items such as depreciation, depletion and amortization, impairment of full cost pool and loss/gain on derivatives. These items do not impact our cash flow. The decrease between periods was primarily due to a decrease in oil and natural gas prices received in 2009 versus 2008. Our interest expense also increased due to the increased loan balance from period to period. These items were partially offset by a decrease in production taxes. This decrease was a result of the decrease in oil and natural gas sales as well as our participation in state severance tax abatement programs. In addition, our lease operating expenses decreased in 2009. This decrease was caused by a reduction in workovers and well repair partially offset by increases in our total well count from a year ago. For additional discussions regarding our change in operating results please see the Results of Operations beginning on page 28.
     Cash used in investing activities decreased by approximately $138.2 million in 2009 compared to 2008. This decrease was primarily as a result of the decrease in our capital spending levels. Additions to oil and natural gas properties decreased from $123.7 million to $19.3 million or $104.4 million. This is primarily due to the farmout arrangement with Chesapeake where our capital contributions were reduced from $39.7 million to $4.1 million, a $35.6 million reduction in spending during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. In addition, due to the current natural gas price environment, we have temporarily stopped drilling in our New Mexico Wolfcamp area where our capital spending has been reduced by $36.9 million. In our Permian Basin oil projects we decreased our spending by $34.7 million from a year ago. The decrease in our Permian Basin oil projects during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily due to the acquisition of additional interest in the Diamond M area properties in 2008. We increased our cash flow from investing activities through our settlements on derivative instruments. In 2008, we used $22.8 million to settle derivative contracts versus receiving a net of $10.8 million in 2009 for derivatives classified as investing activities. This was primarily due to lower commodity prices as well as higher fixed prices on our derivative contracts which settled.
     Cash provided by financing activities decreased by $76.4 million in 2009 compared to 2008. This is primarily as a result of our borrowing on our revolving credit facility of $77.0 million in 2008 to support our 2008 capital program. This was partially offset with the settlement of certain commodity put contracts which were classified as a financing activity due to the deferred premium aspect within these contracts.
     Our 2009 capital investment budget is $29.1 million. We have incurred $19.3 million of capital expenditures through June 30, 2009. Cash flow from operating activities will be highly dependent on the success of this spending as well as on commodity pricing. Due to the farmout of our Barnett Shale interests, we are in control of most of the capital expenditures budgeted for the remainder of the year. The amount and timing of our expenditures are subject to change based upon market conditions, results of expenditures, new opportunities and other factors. See Note 4-“Oil and Natural Gas Properties” for further discussion of the agreement with Chesapeake Energy Corporation.

(36)

     We anticipate that our cash requirements for the foreseeable future, including our 2009 capital expenditures, will be supported with cash flow from operations, available cash, short term investments and proceeds from settlements of derivative contracts. Our current borrowing capacity which is supported by our oil and natural gas reserves allows for an additional $4.5 million of borrowings. We may, from time to time, seek additional financing, either in the form of increased bank borrowings, sale of debt or equity securities or other forms of financing. There can be no assurance as to the availability of any additional financing upon terms acceptable to us and conditions in the capital and debt markets may limit our ability to obtain additional capital, if necessary. Finally, current oil and natural gas prices and operating performance may be lower than we have anticipated which will adversely affect our operating cash flow. If any of the above circumstances limit our ability to fund our current activities, we may need to adjust our spending downward to levels commensurate with our capital resources. In an effort to adjust our spending levels, we have reduced overhead expenses by approximately $1.5 million, on an annualized basis, through reductions in salaries, directors’ fees and other general and administrative expenses.
     Stockholders’ equity at June 30, 2009 was $78.1 million, as compared to $107.0 million at December 31, 2008. The change is primarily attributable to our net loss of approximately $(30.0) million.
Bank Borrowings — Revolving Credit Facility
     We maintain one bank credit facility, our Fourth Amended and Restated Credit Agreement, dated May 16, 2008, as amended on April 30, 2009.
     Our Revolving Credit Agreement, with a group of bank lenders provides us with a revolving line of credit having a “borrowing base” limitation of $230.0 million at June 30, 2009. The total amount that we can borrow and have outstanding at any one time is limited to the lesser of $600.0 million or the borrowing base established by the lenders. At June 30, 2009, the principal amount outstanding under our revolving credit facility was $225.0 million, excluding $445,000 reserved for our letters of credit. We have pledged substantially all of our producing oil and natural gas properties to secure the repayment of our indebtedness under the Revolving Credit Agreement.
     See Note 3-“Credit Arrangements” for additional information concerning our bank borrowings.
     Our Revolving Credit Agreement allows us to borrow, repay and reborrow amounts available under the facility. The amount of the borrowing base is based primarily upon the estimated value of our oil and natural gas reserves. The borrowing base is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. The April 30, 2009 amendment reaffirmed our borrowing base of $230.0 million and changed the funded debt ratio we are required to maintain and is described below. If the outstanding principal amount of our loans ever exceeds the borrowing base, we must either provide additional collateral to the lenders or repay the outstanding principal of our loans in an amount equal to the excess. Except for principal payments that may be required because of our outstanding loans being in excess of the borrowing base, interest only is payable monthly.
     As of June 30, 2009, our group of bank lenders included Citibank, N.A., BNP Paribas, Compass Bank, Bank of Scotland plc, Bank of America, N.A., Texas Capital Bank, N.A., Western National Bank and West Texas National Bank. None of the bank lenders held more than 21% of the facility at June 30, 2009.
     Loans made to us under this revolving credit facility bear interest on the base rate of Citibank, N.A. or the “LIBOR” rate, at our election.
     The interest rate we are required to pay on our borrowings, including the applicable margin, may never be less than 4.75%. At June 30, 2009, our base rate, plus the applicable margin, was 4.75% on $225.0 million, the outstanding principal amount of our revolving loan on that same date.

(37)

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
     The Revolving Credit Agreement contains various restrictive covenants, including (i) maintenance of a minimum current ratio, (ii) maintenance of a maximum ratio of funded indebtedness to earnings before interest, income taxes, depreciation, depletion and amortization (“EBITDA”), (iii) maintenance of a minimum net worth, (iv) prohibition of payment of dividends and (v) restrictions on incurrence of additional debt. As amended, our ratio of Consolidated Funded Debt to Consolidated EBITDA may not exceed 5.00 to 1.00 during 2009, 4.25 to 1.00 during 2010 or 4.00 to 1.00 during 2011 and thereafter. If we breach any of the provisions of the credit agreement, including the financial covenants, and are unable to obtain waivers from our lenders, they would be entitled to declare an event of default, at which point the entire unpaid principal balance of the loans, together with all accrued and unpaid interest, would become immediately due and payable. Because substantially all of our assets are pledged as collateral under the revolving facility, if our lenders declare an event of default, they would be entitled to foreclose on and take possession of our assets.
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
     As of June 30, 2009 we were in compliance with the covenants in our Revolving Credit Agreement.
Senior Notes
     At June 30, 2009, the carrying value of our $150.0 million 10 1/4% senior notes due 2014, or “senior notes”, was $146.2 million. The senior notes mature on August 1, 2014 and bear interest at 10.25%, per annum on the principal amount. Interest is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on the preceding January 15 and July 15, respectively, and payment commenced on February 1, 2008. Prior to August 1, 2010, we may redeem up to 35% of the senior notes for a price equal to 110.250% of the original principal amount of the senior notes with the proceeds of certain equity offerings. On or after August 1, 2011 we may redeem all or some of the senior notes at a redemption price that will decrease from 105.125% of the principal amount of the senior notes to 100% of the principal amount on August 1, 2013. In addition, prior to August 1, 2011, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest. Generally, the “make-whole” premium is an amount equal to the greater of (a) 1% of the principal amount of the senior notes being redeemed and (b) the excess of the present value of the redemption price of such notes as of August 1, 2011 plus all required interest payments due through August 1, 2011 (computed at a discount rate equal to a specified U.S. “Treasury Rate” plus 50 basis points), over the principal amount of the senior notes being redeemed.

(38)

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
     As of June 30, 2009 we were in compliance with the covenants in the Indenture.
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
Interest Incurred
     For the Current Period, the aggregate interest incurred under our Revolving Credit Agreement and our senior notes was approximately $13.0 million. Bank fees and note discount amortization was approximately $588,000 for the Current Period and interest capitalized was approximately $1.0 million.
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
     All derivative contracts at June 30, 2009 were accounted for by “mark-to-market” accounting whereby changes in fair value were charged to earnings. Changes in the fair values of derivatives are recorded in our Statements of Operations as these changes occur in “Other income (expense), net”. To the extent commodity prices in 2009 and beyond decrease, we will report a gain, but if there are no further changes in prices, our revenue will be correspondingly lower (than if there had been no price decrease) when the production is sold.
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

(39)

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
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
     We have contractual obligations and commitments that may affect our financial position. However, based on our assessment of the provisions and circumstances of our contractual obligations and commitments in existence at June 30, 2009, we do not believe there will be an adverse effect on our results of operations, financial condition or liquidity.
     Our contractual obligations include long-term debt, operating leases, drilling commitments, asset retirement obligations, earn-out obligations and derivative obligations. From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2009, the material off-balance sheet arrangements and transactions that we had entered into included (i) undrawn letters of credit in the aggregate face amount of $445,000, (ii) operating lease agreements and, (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices. Other than the off-balance sheet arrangements described above, we have no transactions,

(40)

arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our requirements for capital resources.
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
     We continue to face the challenges of weakness in the U.S. financial markets, investor anxiety over the U.S. economy, rating agency downgrades of various financial issuers, unresolved issues with structured investment vehicles, deleveraging of financial institutions and hedge funds and dislocation in the inter-bank market. Continued volatility, changes in interest rates, defaults, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our liquidity, results of operations, financial condition or cash flows through realized losses and impairments.
     Due to deteriorating market conditions, we revised our 2009 capital budget to $29.1 million. Of this amount, we have spent approximately $19.3 million through June 30, 2009. We also entered into the Barnet Shale Farmout Agreement as described in Note 4 — “Oil and Natural Gas Properties”. We have also implemented steps to reduce overhead expenses by approximately $1.5 million on an annualized basis. These reductions in cash expenditures were implemented late in the second quarter and we anticipate the full impact of the cost savings to be realized in future periods.
     As of June 30, 2009, we had approximately $371.2 million of long-term indebtedness outstanding, representing 83% of our total capitalization. This indebtedness consists of approximately $225.0 million of borrowings under our senior secured revolving credit facility and $146.2 million under our Senior Notes. We may also incur additional indebtedness in the future. Our substantial leverage exposes us to significant risk during periods of decreasing commodity prices and economic downturn such as the one we currently face, since our cash flows may decrease and our interest expense obligations could increase. The risks associated with our substantial leverage could be even greater if we incur additional indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations or our requirements under our other long-term liabilities, we could face substantial liquidity problems and may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful, and therefore we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations.
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

(41)

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
     For the six months ended June 30, 2009 and 2008, the average realized sales price for our oil and natural gas was $29.58 and $71.80 per BOE, respectively.
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

(42)

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
     Due to limited development, our production has decreased in accordance with normal decline curves for our principal Permian Basin oil properties and south Texas gas properties. We anticipate a halt in this decline in oil production with the implementation of waterflood procedures in our Harris unit and the commencement of waterflooding on our Carm-Ann properties in the near term. However, we will continue to monitor our production levels and depending on commodity prices and development costs will act accordingly to stave off any significant production declines.
     Lease Operating Expense Trends
     The level of drilling, workover and maintenance activity in the primary areas in which we operate and produce has dramatically decreased. Service rates charged by oil field service companies have begun to decline during recent periods and electrical costs have also declined recently. We have also taken measures to reduce lease operating expenses through various cost control measures. Based on these factors, we anticipate to see a positive impact of declines in our per BOE lease operating expense throughout the remainder of 2009. We anticipate declines in production costs associated with reduced energy pricing, particularly in the case of our Permian Basin oil properties. Finally, with lower commodity prices, production taxes will be lower as these costs are directly related to sales values.
     Interest Expense Trends
     As a result of having increased our borrowings by $62.5 million at the end of the fourth quarter of 2008, we expect a corresponding increase in our annual interest expense for the remainder of 2009. An increase in interest rates would also negatively impact our interest expense.
     Income Taxes
     In accordance with SFAS 109, “Accounting for Income Taxes”, we continually assess our ability to use all of our federal net operating loss carryforwards and state operating loss credit carryforwards that result from substantial income tax deductions and prior year losses on a quarterly basis. We consider future federal and state taxable income in making such assessments. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, they will be reduced by a valuation allowance. At this time, we believe that it is more likely than not that we utilize all of our federal net operating loss carryforwards and state operating loss credit carryforwards in connection with federal and state income tax generated in the future. We based this conclusion on an evaluation of our future cash flows from our reserve report, estimates related to general and administrative costs, estimated net proceeds from derivatives and the interest expenses we anticipate to incur.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and

(43)

requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year 2009. The adoption of SFAS 141(R), effective January 1, 2009, has had no effect on our financial position or results of operations as we have made no acquisitions during the six months ended June 30, 2009. However, the impact, if any, will depend on the nature and size of business combinations we consummate thereafter.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide expanded disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We applied SFAS 161 beginning January 1, 2009. The adoption of SFAS No. 161 has not had an impact on our financial position or results of operations.
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

(44)

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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement shall be effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS 165 beginning June 30, 2009 and the adoption did not have a material impact on our financial position or results of operations. The date through which subsequent events have been evaluated is August 4, 2009, the date on which we filed our Form 10-Q with the Securities and Exchange Commission.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”)” which establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(45)

On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded, except as noted within the SFAS 168. Concurrently, all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.
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

(46)

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

(47)

     Before you invest in our common stock or our 10.25% senior notes, you should be aware that there are various risks associated with an investment. We have described some of these risks under “Item 1A. Risk Factors” on page 53 of this Quarterly Report and under “Item 1A. Risk Factors” beginning on page 17 of our Form 10-K for the year ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following quantitative and qualitative information is provided about market risks and derivative instruments to which we were a party at June 30, 2009, and from which we may incur future earnings, gains or losses from changes in market interest rates and oil and natural gas prices.
Interest Rate Sensitivity as of June 30, 2009
     Although we are currently protected from interest rate volatility up to $250.0 million through our senior notes and our interest rate swaps, we are exposed to interest rate volatility on lending above this level. Our only financial instruments sensitive to changes in interest rates are our bank debt and interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value. The table below shows principal cash flows and related interest rates by expected maturity dates. Refer to Note 3-“Credit Arrangements” of the Financial Statements for further discussion of our debt that is sensitive to interest rates.

					2013 and
	2009	2010	2011	2012	after	Total
	($ in thousands, except interest rates)

Revolving Credit Facility (secured)	$—	$—	$—	$—	$225,000	$225,000
Interest rate	4.75%	4.75%	4.75%	4.75%	4.75%
Senior notes	$—	$—	$—	$—	$150,000	$150,000
Interest rate	10.25%	10.25%	10.25%	10.25%	10.25%
     At June 30, 2009, we had outstanding bank loans in the aggregate principal amount of $225.0 million at a base interest rate of 4.75%, including applicable margin. Under our revolving credit facility, we may elect an interest rate based upon the agent bank’s base lending rate, plus a margin ranging from 0% to 0.50%, or the LIBOR rate, plus a margin ranging from 2.75% to 3.25% per annum, depending upon the outstanding principal amount of the loans. The interest rate we are required to pay, including the applicable margin, may never be less than 4.75%. A change in the interest rate of one percent could cause an approximate $310,000 change in interest expense on a quarterly basis on the current amount of borrowings, when factoring in the interest rate protection we have with our interest rate swaps. As the interest rate is variable and reflects current market conditions, the carrying value of our bank debt approximates the fair value.
     At June 30, 2009, we had outstanding senior notes in the aggregate principal amount of $150.0 million bearing interest at a rate of 10.25% per annum. The carrying value of our 10.25% senior notes at June 30, 2009 was approximately $146.2 million and their estimated fair value is approximately $104.3 million. Fair value is estimated based on market trades at or near June 30, 2009. Interest on our senior notes and their carrying value are not affected by changes in interest rates. However, the fair value of the senior notes increases as interest rates decrease and their fair value decreases as interest rates increase. Because we have no present plan or intent to redeem the senior notes, changes in their fair value are not expected to have any effect on our cash flow in the foreseeable future.
     We have employed fixed interest rate swap contracts with BNP Paribas and Citibank, N.A. based on the 90-day LIBOR rates at the time of the contracts. These contracts are accounted for by “mark-to-market” accounting as prescribed in SFAS 133. We receive interest based on a 90-day LIBOR rate and

(48)

pay the fixed rates shown below. We view these contracts as protection against future interest rate volatility. As of June 30, 2009, the fair market value of these interest rate swaps was a liability of approximately $6.6 million.
     A recap for the period of time, notional amounts, fixed interest rates, and fair market value of these contracts at June 30, 2009 follows:

	Notional	Weighted Average	Estimated
Period of Time	Amounts	Fixed Interest Rates	Fair Market Value
	($ in millions)		($ in thousands)

July 1, 2009 through December 31, 2009	$100	4.22%	$(1,798)
January 1, 2010 through October 31, 2010	$100	4.71%	(2,777)
November 1, 2010 through December 31, 2010	$50	4.26%	(237)
January 1, 2011 through December 31, 2011	$100	4.67%	(1,804)

Total Fair Market Value			$(6,616)

Commodity Price Sensitivity
     From time to time, we execute price-risk management transactions (e.g., swaps, collars and puts) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure to the instability of oil and natural gas price fluctuations. While the use of these arrangements may limit our ability to benefit from increases in the price of oil and natural gas, they also reduce our potential exposure to adverse price movements. Our price-risk management arrangements apply to only a portion of our production provides only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. None of these transactions are entered into for trading purposes. All of our derivative transactions provide for financial rather than physical settlement. Our management periodically reviews all of our price-risk management transactions, including volumes, accounting treatment, types of instruments and counterparties. These transactions are implemented by management through the execution of trades by our Chief Financial Officer after consultation with and concurrence by the Hedging and Acquisitions Committee, which includes all members of our Board of Directors.
     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. NYMEX closing oil prices ranged from a low of $86.99 per barrel to a high of $140.21 per barrel during the six months ended June 30, 2008. NYMEX closing natural gas prices during the six months ended June 30, 2008 ranged from a low of $7.62 per Mcf to a high of $13.35 per Mcf. During the six months ended June 30, 2009 NYMEX closing oil prices ranged from a low of $33.98 to a high of $72.68. NYMEX closing natural gas prices during the six months ended June 30, 2009 ranged from a low of $3.25 per Mcf to a high of $6.07 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.
     We employ various derivative instruments in order to minimize our exposure to commodity price volatility. As of June 30, 2009, we had employed collars, puts and swaps in order to protect against this price volatility. Although all of the contracts that we have entered into are viewed as protection against price volatility, all contracts are accounted for by the “mark-to-market” accounting method as prescribed in SFAS 133. See Note 8-“Derivative Instruments”.
     At June 30, 2009 we had natural gas collar and swap derivative contracts in place covering future

(49)

natural gas production of approximately 7.0 Bcf. If natural gas prices stay at current levels, the settlement prices will be below the price range of the collar contracts, thus causing our counterparties to make payments to us at settlement date for these contracts. In addition, at current natural prices, the settlement prices will cause our counterparty to pay us at settlement date for our swap contracts.
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
     Descriptions of our active commodity derivative contracts as of June 30, 2009 are set forth below:
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
     Due to the deferral of the premium payments, we will pay a total amount of premiums of $4.68 million which is $491,000 greater than if the premiums had been paid at the time of entering into the contracts. The $491,000 difference is recorded as a discount to the put premium obligations and recognized as interest expense over the terms of the contracts using the interest method. Through June 30, 2009, we had accrued approximately $183,000 to interest expense and settled premiums of approximately $320,000. Accordingly, the balance of the put premium obligations at June 30, 2009 including accrued interest is $4.1 million.
     A summary of our put positions at June 30, 2009 is as follows:

			Estimated
	Barrels of		Fair Market
Period of Time	Oil	Floor	Value
			($ in thousands)

July 1, 2009 through December 31, 2009	55,200	$100.00	$1,575
January 1, 2010 through December 31, 2010	280,100	$84.36	4,709
January 1, 2011 through December 31, 2011	146,000	$100.00	3,869

Total Fair Market Value			$10,153

     Collars. Collars are contracts which combine both a put option or “floor” and a call option or “ceiling”. These contracts may or may not involve payment or receipt of cash at inception, depending on the “ceiling” and “floor” pricing.

(50)

     On April 8, 2009, we executed a natural gas costless collar trade for 2,000 MMBtu/day (WAHA) for calendar year 2010 with a floor of $4.70 and a ceiling of $5.65 with a total volume of 730,000 MMBtu. We also executed a second natural gas costless collar trade for 5,000 MMBtu/day (WAHA) for the months of October, November and December 2009 with a floor of $3.60 and a ceiling of $4.10 with a total volume of 460,000 MMBtu.
     On June 15, 2009, we executed an oil costless collar trade for 700 Bbl/day (WTI-NYMEX) for calendar year 2011 with a floor of $70.00 and a ceiling of $94.25 with a total volume of 255,500 Bbl. We also executed a second oil costless collar trade for 1,000 Bbl/day (WTI-NYMEX) for calendar 2012 with a floor of $70.00 and a ceiling of $101.50 with a total volume of 366,000 Bbl.
     A summary of our collar positions at June 30, 2009 is as follows:

				Estimated
	Barrels of	NYMEX Oil Prices		Fair Market
Period of Time	Oil	Floor	Ceiling	Value
				($ in thousands)

July 1, 2009 through December 31, 2009	386,400	$65.71	$82.93	$417
January 1, 2010 through October 31, 2010	486,400	$63.44	$78.26	(1,503)
January 1, 2011 through December 31, 2011	255,500	$70.00	$94.50	424
January 1, 2012 through December 31, 2012	366,000	$70.00	$101.50	634

	M M Btu of	WAHA Gas Prices
	Natural Gas	Floor	Ceiling

July 1, 2009 through December 31, 2009	2,116,000	$6.30	$8.66	5,246
January 1, 2010 through December 31, 2010	4,380,000	$4.74	$5.86	(1,302)

Total Fair Market Value				$3,916

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

			Estimated
	M M Btu of	WAHA	Fair Market
Period of Time	Natural Gas	Swap Price	Value
			($ in thousands)

July 1, 2009 through September 30, 2009	460,000	$3.91	$210

ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by our management, with the participation of our Chief Executive Officer, Larry C. Oldham (principal executive officer), and our Chief Financial Officer, Steven D. Foster (principal financial officer), in accordance with rules of the Securities Exchange Act of 1934, as amended. Based on that evaluation, Mr. Oldham and Mr. Foster have concluded that our disclosure controls and

(51)

procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     We received a Notice of Proposed Adjustment from the Internal Revenue Service, or the “Service” in May 2007 advising us of proposed adjustments to federal income tax of approximately $2.0 million for the years 2004 and 2005. Subsequent discussions with the Service placed the issues contested in a development status. In November 2007, the Service issued a letter on the matter giving us 30 days to agree or disagree with a final examination report. The final examination report reflected revisions of the previous proposed adjustments resulting in a reduced $1.1 million of additional income tax and interest charges. The decrease in proposed tax was the result of information supplied by us to the examiner as well as discussions of the applicable tax statutes and regulations. In December 2007, we filed a protest documenting our complete disagreement with the adjustments proposed on the final examination report and requested a conference with the appeals office of the Service. The examination office of the Service filed a response to our protest in February 2008 with the appeals office. In the response the additional tax was further reduced by the examination office to $720,000. In June and November of 2008, our

(52)

representatives met with the Service’s Appeals Officer to review specific issues related to the alternative minimum tax items in dispute. During these meetings we submitted supplements to our initial protest in further support of our position. On May 27, 2009 we received an offer written proposal from the Service where we would owe under which we would not owe any no additional taxes or interest for the years 2004 and 2005, but which would require us to reduce future alternative minimum tax net operating losses by approximately $18.6 million. We have accepted this offer and are awaiting final notification from the Service that this matter is closed. The result of this settlement offer is that our Alternative Minimum Tax Net Operating Loss’s will be reduced by $18.6 million. This reduction has no direct impact on our earnings, but could accelerate the timing of future tax payments.
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
ITEM 1A. RISK FACTORS
     You should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for 2008. Except for the risk factor “Certain federal income tax deductions currently available with respect to oil and gas drilling and development may be eliminated as a result of future legislation”, there have been no material changes during the quarter ended June 30, 2009 to the Risk Factors set forth in “Part I. Item 1A” of our Annual Report on Form 10-K for 2008. Set forth below are some of the risk factors contained in our Annual Report on Form 10-K. However, we urge you to read all of the risk factors in our Annual Report on Form 10-K.
     The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.
     On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.
     The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or

(53)

how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.
     The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.
     Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.
     Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
     Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.
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

(54)

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
     Our net quantity of proved natural gas reserves increased by approximately 25% in 2008 as our drilling programs resulted in significant natural gas discoveries and extensions in our Barnett Shale resource natural gas project and in our New Mexico projects. However, the net quantity of our proved oil reserves decreased by approximately 25% in 2008 primarily due to the effects of reduced oil pricing between December 31, 2008 and 2007 and the effects such decrease has on the projected economic limits of oil properties. Overall, our oil and gas reserves have declined since December 31, 2006.
     The following table shows the year-end trend in our total proved reserves since December 31, 2000:

	Reserves at Year-End
Year	Oil (Bbls)	Gas (Mcf)	BOE
	(in thousands)

2000	974	15,686	3,588
2001	916	13,947	3,241
2002	10,271	15,633	12,877
2003	12,084	16,271	14,796
2004	18,916	16,825	21,720
2005	21,192	25,237	25,398
2006	28,721	58,896	38,537
2007	28,434	57,234	37,973
2008	21,206	71,833	33,178
     The net change in proved reserves for any period is the result of many factors, including:
•	additions from exploratory drilling;

•	revisions of existing reserves due to factors such as changes in commodity price, estimated future drilling costs in the case of proved undeveloped reserves, changes in estimated future production costs, and revisions based on changes in expectation of well performance;

•	purchases of minerals in place; and

•	sales of minerals in place.
     Our future performance depends in part upon our ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves decline as they are depleted and we must locate and develop or acquire new oil and natural gas reserves to replace reserves being depleted by production. In addition, if the value our bank lenders attribute to our reserves and our production declines, then the amount we are able to

(55)

borrow under our credit agreement will also decline. No assurance can be given that we will be able to find and develop or acquire additional reserves on an economic basis. If we cannot economically replace our reserves, our results of operations may be materially adversely affected.”
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

(56)

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

(57)

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
     We use derivative instruments to mitigate our risks in various circumstances. We enter into a variety of derivative instruments, including swaps, puts and collars with a number of counterparties who are also bank lenders under our credit facility. See “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Form 10-K. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such failure could have a material adverse effect on our financial condition and results of operations. We cannot provide assurance that our counterparties will honor their obligations now or in the future. A counterparty’s insolvency, inability or unwillingness to make payments required under terms of derivative instruments with us could have a material adverse effect on our financial condition and results of operations. However, our derivative instruments allow us to setoff amounts owed to us by a counterparty against amounts that are owed by us to a counterparty under our loan facility. At the date of filing this Form 10-Q Report with the Securities and Exchange Commission, our counterparties included Citibank, N.A. and BNP Paribas.
     The fluctuation and volatility of oil and natural gas prices may adversely affect our business, the value of our mineral properties, our revenues and profitability.
     Our business, the value of our oil and natural gas properties and our revenues and profitability are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain

(58)

additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Volatile oil and natural gas prices make it difficult to estimate the value of producing properties for acquisition and often causes disruption in the market for acquiring oil and natural gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for acquisitions, development and exploitation projects. From June 30, 2008 thru June 30, 2009, oil prices have fluctuated from a low of approximately $33.87 to a high of approximately $145.29 per barrel for oil traded on the New York Mercantile Exchange (NYMEX). During the same periods, natural gas prices have fluctuated from a low of $3.25 per MMBtu to a high of $13.58 per MMBtu on NYMEX. Subsequent to June 30, 2008, the prices of oil and natural gas traded on NYMEX have declined significantly. If commodity prices decline our financial condition and results of operation would be materially and adversely affected. In addition, any further and extended decline in the price of oil and natural gas could have an adverse effect on our business, the value of our properties, our borrowing capacity, revenues, profitability and cash flows from operations.
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
ITEM 2. UNREGISTERED SALES OR EQUITY SECURITIES AND USE OF PROCEEDS
     Under our 2004 Non-Employee Director Stock Grant Plan, each non-employee Director is entitled to receive an annual fee consisting of shares of common stock that are automatically granted on the first day of July in each year. The actual number of shares received is determined by dividing $25,000 by the average daily closing price of the common stock on the Nasdaq Global Select Market for the ten consecutive trading days commencing fifteen trading days before the first day of July of each year ($2.029). Effective July 1, 2009, in accordance with the terms of the plan, a total of 49,284 shares of common stock were granted to four non-employee Directors as follows: Jeffrey G. Shrader — 12,321 shares; Edward A. Nash — 12,321 shares; Martin B. Oring — 12,321 shares; and Ray M. Poage — 12,321 shares. The shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act. Generally, shares issued under this plan are not transferable as long as the non-employee Director holding the shares remains a Director of the Company.
     On May 20, 2009, the Compensation Committee granted to officers and employees of the Company stock options to purchase a total of 464,200 shares. The exercise price of the options is $2.00 per share, the grant date closing sales price of our common stock on the Nasdaq Global Select Market. All of the options are for a term of ten years and vest in four equal annual installments beginning on May 20, 2010. The options were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act.

(59)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on May 20, 2009. At the meeting, the following five persons were elected to serve as directors of Parallel for a term expiring at the 2010 annual meeting and until their respective successors are duly qualified and elected: Edward A. Nash, Larry C. Oldham, Martin B. Oring, Ray M. Poage, and Jeffrey G. Shrader. Set forth below is a tabulation of votes with respect to each nominee for director.

NAME	VOTES CAST FOR	VOTES WITHHELD

Edward A. Nash	36,991,404	1,475,821
Larry C. Oldham	37,105,343	1,361,882
Martin B. Oring	36,962,631	1,504,594
Ray M. Poage	36,991,872	1,475,353
Jeffrey G. Shrader	37,040,465	1,426,760
     Also, the stockholders voted upon and ratified the appointment of BDO Seidman, LLP to serve as our independent public accountants for 2009. Set forth below is a tabulation of votes with respect to the proposal to ratify the appointment of our independent public accountants:

VOTES FOR	VOTES AGAINST	ABSTENTIONS

37,341,220	963,292	162,713
ITEM 5. OTHER INFORMATION.
     As part of a review by the staff of the Securities and Exchange Commission (the “Staff”) of our Annual Report on Form 10-K for the year ended December 31, 2008, we received written comments from the Staff on March 31, 2009, April 28, 2009 and May 28, 2009. We have responded to all of the comments in the Staff’s comment letters. The Staff’s comments pertained primarily to (1) a request for us to disclose what our measures of reserve replacement and replacement percentages represent, and how these measures are calculated, (2) expanding our disclosure to provide an explanation of and the extent to which factors other than extensions and discoveries contribute materially to our replacement percentages, (3) expanding our disclosures to indicate our yearly reserve replacement ratios for 2001 through 2008, and (4) the status of a waterflood project. On June 24, 2009 we received a final notice from the Staff stating they had completed their review and had no further comments.
ITEM 6. EXHIBITS

(a)	Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

(60)

No.	Description of Exhibit
3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

(61)

No.	Description of Exhibit
4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.11):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.3	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.4	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.5	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.6	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.7	2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated March 27, 2008)

10.8	Form of Nonqualified Stock Option Agreement for nonqualified stock options granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.9	Form of Outside Director Stock Award Agreement for stock awards granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.10	Form of Outside Director Restricted Stock Agreement for restricted stock grants under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.11	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

(62)

No.	Description of Exhibit
10.12	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.13	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.14	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.15	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.16	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.17	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.18	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.19	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.20	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

10.21	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P. (Incorporated by reference to Exhibit 10.28 of Form 10-K of the Registrant for the fiscal year ended December 31, 2007)

10.22	Fourth Amended and Restated Credit Agreement, dated as of May 16, 2008, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland plc, and Texas Capital Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2008)

(63)

No.	Description of Exhibit
10.23	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 31, 2008, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank (Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-Q Report for the third fiscal quarter ended September 30, 2008)

10.24	Second Amendment to Fourth Amended and Restated Credit Agreement, executed as of February 19, 2009, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2008)

10.25	Third Amendment to Fourth Amended and Restated Credit Agreement, executed as of April 30, 2009, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2009)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(64)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLEL PETROLEUM CORPORATION
	By:	/s/ Larry C. Oldham
Date: August 4, 2009		Larry C. Oldham
President and Chief Executive Officer

Date: August 4, 2009	By:	/s/ Steven D. Foster
Steven D. Foster,
Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2007)

3.3	Certificate of Formation of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.3 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.4	Limited Liability Company Agreement of Parallel, L.L.C. (Incorporated by reference to Exhibit No. 3.4 of the Registrant’s Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.5	Certificate of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.5 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

3.6	Agreement of Limited Partnership of Parallel, L.P. (Incorporated by reference to Exhibit No. 3.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.1	Certificate of Designations, Preferences and Rights of Serial Preferred Stock — 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2004)

4.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-K of the Registrant for the fiscal year ended December 31, 2000)

4.3	Rights Agreement, dated as of October 5, 2000, between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 1 of Form 8-A of the Registrant filed with the Securities and Exchange Commission on October 10, 2000)

4.4	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit No. 4.6 of the Registrant’s Registration Statement on Form S-3, No. 333-119725 filed on October 13, 2004)

4.5	Warrant Purchase Agreement, dated November 20, 2001, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.6	Warrant Purchase Agreement, dated December 23, 2003, between the Registrant and Stonington Corporation (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

4.7	Purchase Warrant Agreement, dated as of October 1, 1980, between the Registrant and American Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

4.8	First Amendment to Warrant Agreement, dated as of February 22, 2007, among the Registrant, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

No.	Description of Exhibit
4.9	Form of Rule 144A 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.10	Form of IAI 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.11	Form of Regulation S 10 1/4% Senior Note due 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.12	Indenture, dated as of July 31, 2007, among the Registrant as Issuer and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.13	Registration Rights Agreement, dated as of July 31, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.14	Purchase Agreement, dated as of July 26, 2007, by and among the Registrant, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

4.15	Form of 10 1/4% Unrestricted Senior Note due 2014 (Incorporated by reference to Exhibit 4.13 of Form S-4 of the Registrant, Registration No. 333-148465)

Executive Compensation Plans and Arrangements (Exhibit No.’s 10.1 through 10.11):

10.1	1992 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.2	Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2005)

10.3	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.4	2001 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Report for the fiscal quarter ended March 31, 2004)

10.5	2004 Non-Employee Director Stock Grant Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 22, 2004)

10.6	Incentive and Retention Plan (Incorporated by reference to Exhibit 10.7 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.7	2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated March 27, 2008)

10.8	Form of Nonqualified Stock Option Agreement for nonqualified stock options granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.9	Form of Outside Director Stock Award Agreement for stock awards granted under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

No.	Description of Exhibit
10.10	Form of Outside Director Restricted Stock Agreement for restricted stock grants under the Registrant’s 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.11	Agreement of Limited Partnership of West Fork Pipeline Company LP (Incorporated by reference to Exhibit 10.21 of Form 10-K of the Registrant for the fiscal year ended December 31, 2004)

10.12	ISDA Master Agreement, dated as of October 13, 2005, between Parallel, L.P. and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Report dated October 14, 2005 and filed with the Securities and Exchange Commission on October 20, 2005)

10.13	Third Amended and Restated Credit Agreement, dated as of December 23, 2005, among Parallel Petroleum Corporation, Parallel, L.P., Parallel, L.L.C. and Citibank Texas, N.A., BNP Paribas, CitiBank F.S.B., Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland and Fortis Capital Corp. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Form 8-K Report, dated December 23, 2005, as filed with the Securities and Exchange Commission on December 30, 2005)

10.14	Second Lien Term Loan Agreement, dated November 15, 2005, among Parallel Petroleum Corporation, Parallel, L.P., BNP Paribas and Citibank Texas, N.A. (Incorporated by reference to Exhibit No. 10.4 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.15	Intercreditor and Subordination Agreement, dated November 15, 2005, among Citibank Texas, N.A., BNP Paribas, Parallel Petroleum Corporation, Parallel, L.P. and Parallel, L.L.C. (Incorporated by reference to Exhibit No. 10.5 of the Registrant’s Form 8-K Report, dated November 15, 2005, as filed with the Securities and Exchange Commission on November 21, 2005)

10.16	Guaranty, dated as of December 23, 2005, made by Parallel, L.L.C. to and in favor of Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.23 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.17	Third Amended and Restated Pledge Agreement, dated as of December 23, 2005, between Parallel, L.L.C. and Citibank Texas, N.A. (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.18	Second Lien Guarantee and Collateral Agreement, dated as of November 15, 2005, made by Parallel Petroleum Corporation and Parallel, L.P. to and in favor of BNP Paribas (Incorporated by reference to Exhibit 10.25 of Form 10-K of the Registrant for the fiscal year ended December 31, 2006)

10.19	Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 1, 2007)

10.20	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 30, 2007, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland, and Fortis Capital Corp. (Incorporated by reference to Exhibit 10.27 of Form S-4 of the Registrant, Registration No. 333-148465)

10.21	Hagerman Gas Gathering System Joint Venture Agreement, dated as of January 16, 2007, among the Registrant, Feagan Gathering Company and Capstone Oil and Gas Company, L.P. (Incorporated by reference to Exhibit 10.28 of Form 10-K of the Registrant for the fiscal year ended December 31, 2007)

No.	Description of Exhibit
10.22	Fourth Amended and Restated Credit Agreement, dated as of May 16, 2008, among the Registrant, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Comerica Bank, Bank of Scotland plc, and Texas Capital Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2008)

10.23	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 31, 2008, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank (Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-Q Report for the third fiscal quarter ended September 30, 2008)

10.24	Second Amendment to Fourth Amended and Restated Credit Agreement, executed as of February 19, 2009, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank (Incorporated by reference to Exhibit 10.24 of Form 10-K of the Registrant for the fiscal year ended December 31, 2008)

10.25	Third Amendment to Fourth Amended and Restated Credit Agreement, executed as of April 30, 2009, by and among Parallel Petroleum Corporation, Citibank, N.A., BNP Paribas, Western National Bank, Compass Bank, Bank of Scotland plc, Texas Capital Bank, N.A., Bank of America, N.A. and West Texas National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2009)

14	Code of Ethics (Incorporated by reference to Exhibit No. 14 of the Registrant’s Form 10-K Report for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 22, 2004)

*31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.